Form 10-Q
period 1996-06-30
PFF BANCORP INC
filed 1996-08-14
CIK 1004969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------     ---------------------

                         Commission File Number 0-27404

                                PFF BANCORP,INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             95-4561623
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
organization)                                                Identification No.)

350 SOUTH GAREY AVENUE, POMONA, CALIFORNIA                                91766
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (909) 623-2323
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes     No
                                          ---     ---
      The registrant had 19,837,500 shares of common stock, par value $.01 per share, outstanding as of August 12, 1996.

                       PFF BANCORP, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                                      INDEX

                                                                          PAGE
                                                                          ----

PART I            FINANCIAL INFORMATION (UNAUDITED)

      Item 1      Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1996 (unauditied) and March 31, 1996             1

                  Consolidated Statements of Operations for the
                  Three Months Ended June 30, 1996 and 1995 (unaudited)     2

                  Consolidated Statements of Changes in Stockholders'
                  Equity for the Three Months Ended June 30, 1996 and
                  1995 (unaudited)                                          3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended June 30, 1996 and 1995 (unaudited)     4

                  Notes to Unaudited Consolidated Financial Statements      6

      Item 2      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8


PART II           OTHER INFORMATION

      Item 1      Legal Proceedings                                        23

      Item 2      Changes in Securities                                    23

      Item 3      Defaults Upon Senior Securities                          23

      Item 4      Submission of Matters to a Vote of Security Holders      23

      Item 5      Other Information                                        23

      Item 6      Reports on Form 8-K                                      23


SIGNATURES

                        PART I -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS.


                        PFF BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,       MARCH 31,
                                                                 1996           1996
                                                             -----------    ------------
                                                                      (UNAUDITED)
                        ASSETS
Cash and cash equivalents..............................    $      39,937       175,904
Certificates of deposit................................              190           190
Loans held for sale at lower of cost or fair value
  (net of valuation allowance of $158 and $350 at
  June 30, 1996 and March 31, 1996.....................            2,825         6,015
Investment securities held-to-maturity (estimated
  fair value of $12,933, and $28,109 at June 30, 1996
  and March 31, 1996)..................................           12,736        28,026
Investment securities available-for-sale, at fair
  value................................................           40,506         9,932
Mortgage-backed securities held-to-maturity (estimated
  fair value of $6,955 and $7,180 at June 30, 1996 and
  March 31, 1996)......................................            6,541         7,134
Mortgage-backed securities available-for-sale, at fair
  value................................................          286,842       125,588
Loans receivable, net..................................        1,681,534     1,574,935
Accrued interest receivable............................           12,560        10,819
Real estate, net.......................................            6,646         7,644
Property and equipment, net............................           24,636        24,673
Prepaid expenses and other assets......................           31,340        37,279
                                                           -------------    ----------
          Total assets.................................    $   2,146,293     2,008,139
                                                           =============    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits.............................................    $   1,660,654     1,682,073
  FHLB advances and other borrowings...................          177,500        19,722
  Deferred income taxes payable........................            8,922         9,309
  Accrued expenses and other liabilities...............            8,737         7,964
                                                           -------------    ----------
   Total liabilities...................................        1,855,813     1,719,068
                                                           -------------    ----------
  Commitments and contingencies........................               -              -
Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized
    2,000,000 shares; none issued and outstanding......               -              -
  Common stock, $.01 par value.  Authorized 59,000,000
    shares; issued and outstanding 19,837,500 at June
    30, 1996 and March 31, 1996........................             198            198
  Additional paid-in capital...........................         193,721        193,677
  Retained earnings, substantially restricted..........         112,612        110,187
  Unearned ESOP shares.................................         (15,473)       (15,870)
  Unrealized gains (losses) on securities available-
    for-sale, net......................................            (578)           879
                                                           -------------    ----------
   Total stockholders' equity..........................         290,480        289,071
                                                           -------------    ----------
     Total liabilities and stockholders' equity........    $  2,146,293      2,008,139
                                                           ============     ==========

See accompanying notes to unaudited consolidated financial statements.




                      PFF BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                      -----------------------------
                                                          1996             1995
                                                      ------------     ------------
                                                              (UNAUDITED)
Interest income:
  Mortgage loans................................       $  30,859          28,194
  Non-mortgage loans............................             545             551
  Mortgage-backed securities....................           3,885           2,139
  Investment securities and deposits............           1,700           1,043
                                                       ---------       ---------
   Total interest income........................          36,989          31,927
                                                       ---------       ---------
Interest on deposits............................          19,598          20,390
Interest on borrowings..........................             752           1,165
                                                       ---------       ---------
   Total interest expense.......................          20,350          21,555
                                                       ---------       ---------
   Net interest income..........................          16,639          10,372
Provision for loan losses.......................           4,695           1,524
                                                       ---------       ---------
   Net interest income after provision for
    loan losses.................................          11,944           8,848
                                                       ---------       ---------

Non-interest income:
  Other fees and charges........................           2,190           1,571
  Mortgage loan servicing fees..................             213             188
  Dividends on FHLB stock.......................             230             147
  Loss on sale of loans, net....................            (176)              -
  Other non-interest income.....................             326               7
                                                       ---------       ---------
   Total non-interest income....................           2,783           1,913
                                                       ---------       ---------

Non-interest expense:
  General and administrative:
   Compensation and benefits ...................           5,337           4,798
   Occupancy and equipment .....................           3,107           2,919
   Marketing and professional services..........             855             482
   Other non-interest expense ..................           2,314           1,986
                                                       ---------       ---------
    Total general and administrative............          11,613          10,185
  Real estate operations, net ..................          (1,205)            189
                                                       ----------      ---------
    Total non-interest expense..................          10,408          10,374
                                                       ---------       ---------
    Earnings before income taxes................           4,319             387
Income taxes....................................           1,894             171
                                                       ---------       ---------
    Net earnings................................       $   2,425             216
                                                       =========       =========
    Earnings per share..........................       $    0.13             N/A
                                                       =========       =========

See accompanying notes to unaudited consolidated financial statements.




                                       PFF BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     UNREALIZED
                                                                         RETAINED                   GAINS (LOSSES)
                                                           ADDITIONAL    EARNINGS,     UNEARNED     ON SECURITIES
                                      NUMBER OF   COMMON    PAID-IN    SUBSTANTIALLY     ESOP       AVAILABLE-FOR-
                                       SHARES      STOCK    CAPITAL     RESTRICTED      SHARES        SALE, NET          TOTAL
                                     ----------  --------  ----------  ------------    ---------   ---------------      --------
THREE MONTHS ENDED JUNE 30, 1995
- - --------------------------------

Balance at March 31, 1995.........           -    $    -   $      -      $108,122      $      -         $    (69)       $108,053
Net earnings......................           -         -          -           216             -                -             216
Changes in unrealized gains
  (losses) on securities
  available-for-sale, net.........           -         -          -             -             -                2               2
                                       -------    ------   --------      --------      --------         --------        --------
Balance at June 30, 1995..........           -    $    -   $      -      $108,338      $      -         $    (67)       $108,271
                                       =======    ======   ========      ========      ========         =========       ========

THREE MONTHS ENDED JUNE 30, 1996
- - --------------------------------

Balance at March 31, 1996.........  19,837,500    $  198   $193,677      $110,187      $(15,870)        $    879        $289,071
Net earnings......................           -         -          -         2,425             -                -           2,425
Release of shares for employee
  stock ownership plan (ESOP).....           -         -         44             -           397                -             441
Changes in unrealized gains
  (losses) on securities
  available-for-sale, net.........           -         -          -             -             -           (1,457)         (1,457)
                                    ----------    ------   --------      --------      --------          --------       ---------
Balance at June 30, 1996..........  19,837,500    $  198   $193,721      $112,612      $(15,473)        $   (578)       $290,480
                                    ==========    ======   ========      ========      =========        =========       ========

See accompanying notes to the consolidated financial statements.




                   PFF BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLARS IN THOUSANDS)

                                                         THREE-MONTHS ENDED
                                                              JUNE 30,
                                                   -----------------------------
                                                        1996            1995
                                                   -------------    ------------
                                                            (UNAUDITED)
Cash flows from operating activities:
  Net earnings ............................        $     2,425            216
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Amortization of premiums (discounts)
   on loans, investments and mortgage-
   backed securities.......................                804           (457)
   Amortization of deferred loan
     origination fees......................               (339)          (162)
   Loan fees collected.....................                173            (47)
   Provisions for losses on:
     Loans.................................              4,695          1,524
     Real estate...........................             (1,275)             -
   Net (gain) loss on sales of loans,
    mortgage-backed securities available-
    for-sale, real estate and property
    and equipment..........................               (119)           (24)
   Depreciation and amortization of
    property and equipment.................                752            783
   Loans originated for sale...............             (4,317)          (431)
   Proceeds from sale of loans held for
    sale...................................              7,331
   Release of ESOP shares..................                441              -
   (Increase) decrease in:
     Deferred income taxes.................                667           (134)
     Accrued expenses and other
      liabilities..........................                773            619
     Accrued interest receivable...........             (1,741)        (1,023)
     Prepaid expenses and other assets.....              5,939          3,028
                                                     ---------      ---------
       Net cash provided by operating
        activities.........................             16,209          3,889
                                                     ---------      ---------

Cash flows from investing activities:
  Loans originated for investment..........           (149,595)       (63,271)
  Purchases of loans held for investment...            (18,811)             -
  Principal payments on loans..............             55,406         36,608
  Principal payments on mortgage-backed
    securities held-to-maturity............                593          2,302
  Principal payments on mortgage-backed
    securities available-for-sale..........             11,594              -
  Purchases of investment securities
    held-to-maturity.......................                  -        (29,790)
  Purchases of investment securities
    available-for-sale.....................            (30,914)       (28,499)
  Purchases of mortgage-backed securities
    available..............................           (175,930)             -
  Proceeds from maturities of investment
    securities.............................             15,353         30,528
  Proceeds from maturities of investment
     securities available-for-sale.........                623              -
  Investment in real estate................               (250)          (346)
  Proceeds from sale of real estate........              4,114          3,620
  Purchases of property and equipment......               (722)          (282)

                                                                   (Continued)



                           PFF BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)

                                                           THREE-MONTHS ENDED
                                                                JUNE 30,
                                                       --------------------------
                                                           1996         1995
                                                       ------------  ------------
                                                               (UNAUDITED)
  Proceeds from sale of property and equipment....              4            4
                                                       ----------    ---------
    Net cash used in investing activities.........       (288,535)     (49,126)
                                                       -----------   ----------
Cash flows from financing activities:
  Proceeds from FHLB advances and other
   borrowings.....................................        177,500      137,570
  Repayment of FHLB advances and other borrowings.        (19,722)     (90,047)
  Net change in deposits..........................        (21,419)        (394)
                                                       ----------    ---------
     Net cash provided by financing activities....        136,359       47,129
                                                       ----------    ---------
     Net (decrease) increase in cash and cash
       equivalents................................       (135,967)       1,892
Cash and cash equivalents, beginning of period....        175,904       30,098
                                                       ----------    ---------
Cash and cash equivalents, end of period..........     $   39,937       31,990
                                                       ==========    =========

Supplemental information:
Interest paid, including interest credited........     $   19,945       21,106
Income taxes paid.................................            526            -
Non-cash investing and financing activities:
  Securitization of mortgage loans transferred to
    mortgage-backed securities held-to-maturity...              -       73,407
  Change in unrealized gain (loss) on securities
    available-for-sale............................          2,511           (4)
   Net transfers from loans receivable to real
   estate.........................................          1,293        4,428
   Loans originated for the sale of real estate
    acquired in settlement of loans...............              -          445

See accompanying notes to unaudited consolidated financial statements.


                       PFF BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   Basis of Consolidation

Effective March 28, 1996, pursuant to a plan of conversion, Pomona First Federal Savings and Loan Association (the Association) reorganized from a federally chartered mutual savings and loan association to Pomona First Federal Bank & Trust (the Bank), a federally chartered stock savings bank. PFF Bancorp, Inc. (the Bancorp) was incorporated under Delaware law in October 1995 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as a part of the Bank's conversion. Any references to financial information for periods before March 28, 1996, refer to the Association prior to conversion.

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and subsidiaries (the Company) which includes Pomona First Federal Bank & Trust and its wholly owned subsidiary, Pomona Financial Services, Inc. Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. and PFF Insurance Services. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included.


The results of operations for the three months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ended March 31, 1997.

(2)   Recent Accounting Pronouncements

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights," an amendment to Statement of Financial Accounting Standards No. 65. SFAS 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost basis of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based upon their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based upon the fair value of those rights on a stratified basis with any impairment recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights are stratified based upon one or more of the predominate risk characteristics of the underlying loans such as loan type, size, note rate, date of origination, term and/or geographic location. SFAS 122 was effective for fiscal years beginning after December 15,

                       PFF BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


1995. The implementation of this standard as of April 1, 1996 did not have a material effect on the Company's operations.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and should be applied prospectively. Management has not yet evaluated the effect of SFAS 125, if any, on the Company's financial condition or operations.

                       PFF BANCORP, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ASSET/LIABILITY MANAGEMENT
- - --------------------------

The Company's earnings depend primarily on its net interest income. Net interest income is affected by (i) the amount of interest-earning assets and interest-bearing liabilities, and (ii) the difference between yields on interest-earnings assets and costs on interest-bearing liabilities ("interest rate spread"). Changes in interest rate spread and net interest income are influenced to a significant extent by the repricing characteristics of interest-earning assets and interest-bearing liabilities ("interest rate risk").

The Company currently utilizes the following strategies to manage interest rate risk: (i) emphasizing the origination of adjustable-rate one-to-four family mortgage loans for portfolio, (ii) selling to the secondary market substantially all fixed-rate mortgage loans originated, (iii) purchasing adjustable-rate and balloon maturity mortgage-backed securities; and (iv) attempting to increase the overall interest rate sensitivity of liabilities by shortening the maturities of deposits and diversifying funding sources to include FHLB advances and other borrowings.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap theoretically would tend to adversely affect interest rate spread, while a positive gap would tend to result in an increase in interest rate spread. Conversely, during a period of falling interest rates, a negative gap position would theoretically tend to result in an increase in interest rate spread while a positive gap would tend to affect interest rate spread adversely.

At June 30, 1996, the Company's one-year interest sensitivity gap as a percentage of total assets was positive 11.83%. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments.

                       PFF BANCORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (CONTINUED)

Certain shortcomings are inherent in the method of analysis presented in the table below as it does not necessarily indicate the impact of general interest rate movements on the Company's interest rate spread because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

Another method of analyzing an institution's exposure to interest rate risk is by measuring change in the institution's net portfolio value ("NPV") under various interest rate scenarios. NPV is the difference between the net present value of assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario defined as the NPV in the scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's sensitivity measure is, the greater its exposure to interest rate risk is considered to be. The OTS produces an analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report. The Bank also calculates its NPV ratio utilizing an internal simulation model. The results of the OTS model may vary from the Bank's internal model primarily due to differences between assumptions utilized in the Bank's internal model and the OTS model, including estimated loan market rates, prepayment rates, reinvestment rates and deposit decay rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in caluculating its total capital for purpose of the risk-based capital requirement. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide themselves with an opportunity to review the interest rate risk proposals issued by the other federal banking agencies. As of March 31, 1996 (the latest date for which OTS data is available) the Bank's sensitivity measure, as measured by the OTS, was negative .93%. At that same date, the sensitivity measure as measured by the Bank, was negative .29%. Both of these NPV ratio sensitivity measures are below the thresholds at which the Bank would be required to hold additional risk-based capital under OTS regulations. The Bank compares and reconciles the NPV ratio results from the OTS with those from its internally generated model and provides this information to management and the Board of Directors on a quarterly basis.

                       PFF BANCORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


The Bank utilizes simulation modeling to project the interest income and expense that will be generated from interest-earning assets and interest-bearing liabilities using the rate, maturity and repricing characteristics of each individual interest sensitive asset or liability. The simulation modeling is performed under several hypothetical interest rate scenarios utilizing prepayment rate and other customer behavior assumptions tailored to the Bank's asset and liability products. The simulation modeling is utilized by management to analyze the projected impact of hypothetical interest rate scenarios on the net interest income to be generated by the Bank from the current as well as projected asset and liability rate, maturity and repricing structures and is an essential element of the asset/liability management process conducted by the Bank.



                                              PFF BANCORP, INC. AND SUBSIDIARIES
                                             MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                           (CONTINUED)

                                                          MORE THAN 3   MORE THAN 6   MORE THAN 12  MORE THAN 3
                                                          MONTHS TO 6   MONTHS TO 12  MONTHS TO 3    YEARS TO 5   MORE THAN
                                       3 MONTHS OR LESS     MONTHS         MONTHS       YEARS          YEARS       5 YEARS    TOTAL
                                       ----------------   -----------   ------------  -----------   -----------   ---------   -----
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Interest-earning deposits &
     short-term investments.........     $   19,400      $  5,000       $      -       $      -     $      -    $      -  $  24,400
  Investment securities, net (1)....          8,640           231         11,911         14,628        2,105       5,771     43,286
  Loans receivable, net.............        997,555       363,531         77,867        183,206       26,726      64,788  1,713,675
  Mortgage-backed securities........         36,182        39,241         56,424         35,031       34,691      93,366    294,935
                                         ----------      --------       --------       --------     --------    --------  ---------
     Total interest-earning assets..      1,061,777       406,003        146,202        232,667       63,522     163,925  2,076,296
  Unamortized premiums (discounts)
    and deferred loan fees..........         (2,738)       (1,151)          (527)          (658)        (260)       (682)    (6,016)
  Allowance for loan losses.........              -             -              -              -            -     (23,643)   (23,643)
                                         ----------      --------       --------       --------     --------    --------- ----------
     Net interest-earning assets....      1,059,039       406,852        145,675        232,209       63,262     139,600   2,046,637
  Non-interest earning assets.......              -             -              -              -            -      99,656      99,656
                                         ----------      --------       --------       --------     --------    --------  ----------
     Total assets...................     $1,059,039      $406,852       $145,675       $232,209     $ 63,262    $239,256  $2,146,293
                                         ==========      ========       ========       ========     ========    ========  ==========
Interest-bearing liabilities:
  Money market savings accounts.....        $10,780       $10,795        $21,589       $ 86,358       $8,106     $     -    $137,630
  Passbook accounts.................          5,550         5,550         11,099         44,397       44,397      47,003     157,996
  NOW and other demand deposit
    accounts........................          6,305         6,305         12,611         50,442       50,442       4,062     130,167
  Certificate accounts..............        530,658       267,198        291,650        105,765       39,163         427   1,234,861
  Borrowings........................         87,500        90,000              -              -            -           -     177,500
                                         ----------      --------       --------       --------     --------    --------  ----------
     Total interest-bearing
       liabilities..................        640,793       379,848        336,949        286,962      142,110      51,492   1,838,154
  Non-interest bearing liabilities..              -             -              -              -            -      17,659      17,659
  Equity............................              -             -              -              -            -     290,480     290,480
                                           --------      --------       --------       --------     --------    --------  ----------
     Total liabilities and
       stockholders' equity.........       $640,793      $379,848       $336,949       $286,962     $142,110    $359,631  $2,146,293
                                           ========      ========       ========       ========     ========    ========  ==========
  Interest sensitivity gap .........       $418,246      $ 27,004      ($191,274)     ($ 54,753)   ($ 78,848)   $ 88,108
  Cumulative interest sensitivity
    gap.............................       $418,246      $445,250       $253,976       $199,223     $120,357    $208,483
  Cumulative interest sensitivity
    gap as a percentage of total
    assets..........................          19.49%        20.75%         11.83%          9.18%        5.61%       9.71%
  Cumulative interest earning assets
    as a percentage of cumulative
    interest bearing liabilities....         165.27%       143.62%        118.71%        112.11%      106.74%     111.34%


                       PFF BANCORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


(1) Includes certificates of deposit of $190,000 which mature in three months or less and investment securities held-to-maturity of $2.7 million which reprice or mature as follows: more than six to twelve months, $1.0 million, more than twelve months to three years $1.0 million and, more than three to five years, $700,000.
(2) For purposes of the gap analysis, loans receivable is net of loans in process and includes non-performing loans and loans held for sale but is not reduced for the allowance for loan losses, unamortized discounts, net and deferred loan origination fees, net. Includes loans receivable held for sale of $3.0 million which reprice in more than five years.
(3) Unamortized premiums (discounts) and deferred loan fees are related to loans receivable and mortgage-backed securities.

                      PFF BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)
AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Company for the three months ended June 30, 1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.


                                                                         THREE MONTHS ENDED JUNE 30,
                                                 --------------------------------------------------------------------------
                                                                 1996                                  1995
                                                 ------------------------------------  ------------------------------------
                                                   AVERAGE                 AVG. YIELD/   AVERAGE                 AVG. YIELD/
                                                   BALANCE     INTEREST      COST        BALANCE     INTEREST      COST
                                                 ----------  ------------ -----------  -----------  ----------  -----------
                                                                              (DOLLARS IN THOUSANDS)
Assets:
  Interest-earning assets
   Interest-earning deposits and short-term
    investments                                   $81,520       $    976      4.79%   $   21,245   $    343        6.46%
   Investment securities, net (1)(2)               34,105            724      7.10        51,272        700        5.46
   Loans receivable, net (3)(4)                 1,618,470         31,404      7.76     1,590,919     28,745        7.23
   Mortgage-backed securities, net (1)(5)         219,558          3,885      7.08       122,122      2,139        7.01
                                              -----------      ---------              ----------   --------
    Total interest-earning assets               1,953,653         36,989      7.55     1,785,558     31,927        7.15
                                                               ---------                           --------
  Non-interest-earning assets                      96,310                                 88,846
                                              -----------                             ----------
    Total assets                               $2,049,963                              1,874,404
                                              ===========                             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:

  Interest-bearing liabilities
    Deposits                                   $1,663,504         19,598      4.73     1,668,275     20,390        4.90
    Borrowings                                     51,382            752      5.87        76,786      1,165        6.09
                                              -----------      ---------              ----------   --------
    Total interest-bearing liabilities          1,714,886         20,350      4.76     1,745,061     21,555        4.95
                                                               ---------                           --------
  Non-interest-bearing liabilities                 44,912                                 20,762
                                              -----------                             ----------
    Total liabilities                           1,759,798                              1,765,823
  Stockholders' equity                            290,165                                108,581
                                              -----------                             ----------
    Total liabilities and stockholders'
     equity                                    $2,049,963                             $1,874,404
                                              ===========                             ==========
  Net interest income                                           $ 16,639                           $ 10,372
                                                               =========                           ========
  Net interest rate spread(6)                                                 2.79                                 2.20
  Net interest margin(7)                                                      3.41                                 2.32
  Ratio of interest-earning assets to
   interest-bearing liabilities                    113.92%                                102.32%


                      PFF BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



- - -------------------------------
(1) Includes assets available for sale and held-to-maturity and unamortized discounts and premiums and certificates of deposit.
(2) Included in the average balance of investment securities for the three months ended June 30, 1996 and 1995 are average investment securities held-to- maturity of $17.8 million and $46.4 million, respectively.
      Interest income recognized on investment securities held-to-maturity during these periods was $255,000 and $710,000 respectively, resulting in average yields of 5.71% and 6.12%, respectively. Yields on average investment securities have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for three months ended June 30, 1996 and 1995, are average loans held for sale of $7.2 million and $109,000 respectively. Interest income recognized on loans held for sale during these periods was $131,000 and $2,000, respectively, resulting in average yields of 7.23% and 7.18% respectively.
(5) Included in the average balance of mortgage-backed securities, net for the three months ended June 30, 1996 are average mortgage-backed securities held-to-maturity of $6.8 million. Interest income recognized on mortgage backed securities held-to-maturity during the three months ended June 30, 1996 was $124,000 resulting in an average yield of 7.23%.At and for the three months ended June 30, 1995, all mortgage-backed securities were classified as held-to-maturity.
(6) Net interest rate spread represents the difference between the yield on interest-earnings assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.

                            PFF BANCORP, INC. AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                                        (CONTINUED)


RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                   THREE MONTHS ENDED JUNE 30, 1996
                                                      COMPARED TO JUNE 30, 1995
                                                         INCREASE (DECREASE)
                                                 ------------------------------------
                                                    VOLUME       RATE         NET
                                                 ------------ ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Interest-earning deposits and short-term      $     973       (340)         633
      investments
   Investment securities, net (1)(2)                  (234)       258           24
   Loans receivable, net (3)                           498      2,161        2,659
   Mortgage-backed securities (1)(4)                 1,707         39        1,746
                                                 ---------- ----------  -----------
   Total interest-earning assets                     2,944      2,118        5,062
                                                 ========== ==========  ===========

INTEREST-BEARING LIABILITIES:
   Deposits                                            (58)      (734)        (792)
   Borrowings                                         (385)       (28)        (413)
                                                 ----------  ---------- -----------
   Total interest-bearing liabilities                 (443)      (762)      (1,205)
                                                 ----------  ---------- -----------

  Change in net interest income                  $   3,387      2,880        6,267
                                                 ==========  ========== ===========
- - --------------------------
(1) Includes assets held-to-maturity.
(2) Included  in the  increases  (decreases)  in interest  income on  investment securities,  net for the three months  ended June 30, 1996  compared to 1995 are (decreases) in interest income on investment securities held-to-maturity attributable to volume and rate of $(437,000) and $(18,000) respectively.
(3) Included  in the  increases  or  (decreases)  in  interest  income  on loans receivable,  net for the three months  ended June 30, 1996  compared to 1995 are  increases  in interest  income on loans held for sale  attributable  to volume and rate of $128,000 and $1,000, respectively.
(4) Included in the increase in interest income on  mortgage-backed  securities, net for  the  three  months  ended  June  30,  1996  compared  to  1995  are increases/(decreases)  in  interest  income  on  mortgage-backed  securities held-to-maturity  attributable  to  volume  and rate  of $(2.0 million)  and
    $4,000, respectively.


                       PFF BANCORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR  THE  THREE  MONTHS ENDED  JUNE 30, 1996 AND
- - --------------------------------------------------------------------------------
1995
- - ----

GENERAL
- - -------

The Company recorded net earnings of $2.4 million or $0.13 per share for the three months ended June 30, 1996 compared to net earnings of $216,000 for the comparable period of 1995. The increase in net earnings between the three months ended June 30, 1995 and 1996 was attributable principally to an increase in net interest income.

Net interest income was $16.6 million for the three months ended June 30, 1996 compared to $10.4 million for the comparable period of 1995. The increase resulted from an increase in average interest rate spread coupled with a combination of growth in average interest-earning assets coupled with a decrease in average interest-bearing liabilities as the proceeds from the Company's initial public offering of common stock were utilized to increase investment in interest-earning assets and to retire short-term borrowings. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 113.92% for the three months ended June 30, 1996 compared to 102.32% for the comparable period of 1995. Average interest rate spread was 2.79% for the three months ended June 30, 1996 compared to 2.20% for the comparable period of 1995. Net interest margin was 3.41% for the three months ended June 30, 1996 compared to 2.32% for the comparable period of 1995.

Total non-interest income was $2.8 million for the three months ended June 30, 1996 compared to $1.9 million for the comparable period of 1995 while total non-interest expense remained consistent between the three months ended June 30, 1995 and 1996 at $10.4 million. The improvement in operating results attributable to the increases in net interest income and non-interest income was partially offset by an increase in provision for loan losses to $4.7 million for the three months ended June 30, 1996 from $1.5 million for the comparable period of 1995.

INTEREST INCOME
- - ---------------

Interest income was $37.0 million for the three months ended June 30, 1996 compared to $31.9 million for the comparable period of 1995. The increase was attributable to a $168.1 million increase in average interest-earning assets from $1.79 billion for the three months ended June 30, 1995 to $1.95 billion for the comparable period of 1996 coupled with an increase in the yield on average interest-earning assets from 7.15% for the three months ended June 30, 1995 to 7.55% for the comparable period of 1996. The increase in average interest-earning assets was due principally to a $97.4 million increase in the average balance of mortgage-backed securities (MBS) from $122.1 million for the three months ended June 30, 1995 to $219.6 million for the comparable period of 1996 and a $60.3 million increase in interest-earning deposits and short-term investments from $21.2 million for the three months ended June 30, 1995 to $81.5 million for the comparable period of 1996, which reflects the investment of proceeds from the Company's initial public offering of common stock. The average balance of loans receivable increased $27.6 million from $1.59 billion for the

                      PFF BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


three months ended June 30, 1995 to $1.62 billion for the comparable period of 1996. The yield on loans receivable increased from 7.23% for the three months ended June 30, 1995 to 7.76% for the comparable period of 1996 reflecting the impact of changes in the Federal Home Loan Bank (FHLB) Eleventh District Cost of Funds Index (COFI) on the Company's portfolio of adjustable-rate loans indexed to COFI. While COFI decreased from 5.18% at June 30, 1995 to 4.78% at June 30, 1996, the impact of COFI on the Company's loan portfolio lags changes in the index due to the repricing interval of the adjustable-rate loans tied to COFI. The yields on interest-earning deposits and short-term investments decreased from 6.46% for the three months ended June 30, 1995 to 4.79% for the comparable period of 1996 while the yield on investment securities increased from 5.46% for the three months ended June 30, 1995 to 7.10% for the comparable period of 1996. The decrease in the yields on interest-earning deposits and short-term investment reflect the impact of the temporary increase in lower-yielding overnight investments resulting from the receipt of proceeds from the Company's initial public offering of common stock. The Company completed the deployment of these proceeds during the later stages of the three months ended June 30, 1996. The increase in the yield on investment securities reflects a change in the average stated final maturity of the portfolio from 12 months at June 30, 1995 to 8.9 years at June 30, 1996 as the Company continues to seek to increase its net interest margin without incurring undue interest rate or credit risk. Excluding two collateralized mortgage obligations with carrying values totaling $12.3 million at June 30, 1996, which are expected to experience some degree of prepayments which would shorten their stated final maturities, the average stated final maturity of the investment securities portfolio would decline from
8.9 to 3.6 years.

INTEREST EXPENSE
- - ----------------

Interest expense was $20.4 million for the three months ended June 30, 1996 compared to $21.6 million for the comparable period of 1995. The decrease was attributable to a decrease in the cost of average interest-bearing liabilities from 4.95% for the three months ended June 30, 1995 to 4.76% for the comparable period of 1996 coupled with a $30.2 million decrease in the average balance of interest-bearing liabilities from $1.75 billion for the three months ended June 30, 1995 to $1.71 billion for the comparable period of 1996. The decrease in average interest-bearing liabilities was due principally to a $25.4 million decrease in the average balance of FHLB advances and other borrowings from $76.8 million for the three months ended June 30, 1995 to $51.4 million for the comparable period of 1996 as a portion of the proceeds from the Company's initial public offering of common stock was used to retire short-term borrowings as they matured during the later stages of the three months ended March 31, 1996. The outstanding balance of borrowings remained low during the initial stages of the three months ended June 30, 1996 as the Company completed the deployment of the proceeds from its stock offering into MBS and other investments. Borrowings were increased during the later stages of the three months ended June 30, 1996 in connection with the Company's strategy of utilizing both retail and wholesale sources of funding to achieve its strategic growth objectives. The average balance of deposits was $1.66 billion for the three months ended June 30, 1996, a decrease of $4.8 million from the comparable period of 1995. The Company's weighted average cost of interest-bearing liabilities was 4.76% for the three months ended June 30, 1996 compared to 4.95% for the three months ended 1995 reflecting a decrease in the general level of interest rates.

                      PFF BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



PROVISION FOR LOAN LOSSES
- - -------------------------

The provision for loan losses was $4.7 million for the three months ended June 30, 1996 compared to $1.5 million for the three months ended 1995. The provision for loan losses for the three months ended 1996 includes $2.5 million applicable to the establishment of specific allowances on several loans based upon updated reviews. See "Comparison of Financial Condition at June 30, 1996 and March 31, 1996."

NON-INTEREST INCOME
- - -------------------

Non-interest income was $2.8 million or .54% of average assets for the quarter ended June 30, 1996 compared to $1.9 million or .41% of average assets for the comparable period of 1995. Savings fees and charges were $1.1 million for the quarter ended June 30, 1996 compared to $897,000 for the comparable period of 1995. Sales of non-deposit investment products generated $449,000 of fee income in the quarter ended June 30, 1996 compared to $79,000 in the comparable period of 1995 as the Bank scaled up its sales efforts in this area.

NON-INTEREST EXPENSE
- - --------------------

Non-interest expense was $10.4 million for both the three months ended June 30, 1996 and 1995. General and administrative expense was $11.6 million or 2.27% of average assets for the three months ended June 30, 1996 compared to $10.2 million or 2.17% of average assets for the three months ended 1995. Compensation and benefits expense was $5.3 million for the three months ended June 30, 1996 compared to $4.8 million for the three months ended 1995, due principally to the addition of $441,000 of expense associated with the allocation of shares under the Company's Employee Stock Ownership Plan. Other non-interest expense was $2.3 million for the three months ended June 30, 1996 compared to $2.0 million for the three months ended 1995 due to the inclusion of a $350,000 non-recurring legal judgement in the three months ended June 30, 1996. Marketing and professional services expense was $855,000 for the three months ended June 30, 1996 compared to $482,000 for the three months ended 1995 due principally to an increase in marketing expense associated with the promotion of the name change of the Bank which was formerly known as Pomona First Federal Savings and Loan Association.

Real estate operations, net reflects income of $1.2 million for the three months ended June 30, 1996 compared to expense of $189,000 for the three months ended 1995. The results for the three months ended June 30, 1996 reflect a $1.4 million reduction in the allowance for real estate losses based upon updated property valuations.

INCOME TAXES
- - ------------

Income tax expense was $1.9 million for the three months ended June 30, 1996 compared to $171,000 for the comparable period of 1995. The increase in income tax expense was primarily the result of an increase in earnings before income taxes from $387,000 for the three months ended June 30, 1995 to $4.3 million for the comparable period of 1996.

                      PFF BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND MARCH 31, 1996
- - ---------------------------------------------------------------------

Total assets increased $138.2 million or 6.9% to $2.15 billion at June 30, 1996 from $2.01 billion at March 31, 1996 due primarily to strong growth in loans receivable. Loans receivable, net increased $106.6 million to $1.68 billion at June 30, 1996 from $1.57 billion at March 31, 1996. Loan originations for the three months ended June 30, 1996 were $162.7 million, compared to $64.1 million for the comparable period of 1995. Non-performing loans declined from $23.0 million or 1.41% of gross loans at March 31, 1996 to $21.0 million or 1.20% of gross loans at June 30, 1996. Non-performing assets, which includes foreclosed real estate, net of specific allowances, declined from $29.7 million or 1.48% of total assets at March 31, 1996 to $27.1 million or 1.26% of total assets at June 30, 1996. Troubled-debt restructured loans increased from $13.8 million at March 31, 1996 to $17.2 million at June 30, 1996. The increase in troubled debt restructured loans is comprised of four loans totaling $2.0 million secured by commercial real estate and ten loans totaling $1.4 million secured by one-to-four family residential real estate.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At June 30, 1996, the Bank's allowance for loan losses was $23.6 million or 1.35% of gross loans compared to $19.7 million or 1.21% of gross loans at March 31, 1996. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three months ended June 30, 1996.


            Balance at March 31, 1996            $ 19,741
            Provision for loan losses               4,695
            Charge-offs                              (793)
            Recoveries                                  -
                                                 --------
            Balance at June 30, 1996             $ 23,643
                                                 ========

MBS increased $160.7 million to $293.4 million at June 30, 1996 from $132.7 million at March 31, 1996 and cash and cash equivalents decreased $136.0 million to $39.9 million at June 30, 1996 from $175.9 at March 31, 1996 as the proceeds from the Company's stock offering, which were initially placed into short-term investments, were invested in MBS.

Total liabilities increased $136.7 million or 8.0% to $1.86 billion at June 30, 1996 from $1.72 billion at March 31, 1996. Deposits decreased $21.4 million to $1.66 billion at June 30, 1996 from $1.68 billion at March 31, 1996 while FHLB advances and other borrowings increased $157.8 million to $177.5 million at June 30, 1996 from $19.7 million at March 31, 1996. FHLB advances were utilized to fund the strong level of loan originations and the outflow of deposits during the three months ended June 30, 1996. The outflow of deposits during the quarter was caused in part by the Bank's efforts to maintain discipline in its deposit pricing relative to FHLB advances and other depository institutions in an effort to widen its average interest rate spread.

                      PFF BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


Total stockholders' equity was $290.5 million at June 30, 1996 compared to $289.1 million at March 31, 1996. The $1.4 million increase in stockholders' equity is comprised of a $2.4 million increase arising from net earnings for the three months ended June 30, 1996, a $1.5 million decrease arising from a change in the unrealized gains (losses) on securities available-for-sale and a $441,000 increase resulting from the allocation of shares under the Company's Employee Stock Ownership Plan.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank is subject to minimum regulatory liquidity requirements. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of deposits and short-term borrowings. The required ratios are currently 5% for total qualifying liquidity and 1% for short-term qualifying liquidity (generally those investments having maturities of one year or less). The Bank's average total and short-term liquidity ratios were 6.17% and 3.48%, respectively for the three months ended June 30, 1996.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $16.2 million and $3.9 million for the three months ended June 30, 1996 and 1995 respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $55.4 million and $36.6 million for the three months ended June 30, 1996 and 1995, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $168.4 million and $63.3 million for the three months ended June 30, 1996 and 1995, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $206.8 million and $58.3 million for the three months ended June 30, 1996 and 1995, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $28.2 million and $32.8 million for the three months ended June 30, 1996 and 1995, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net decreases in deposits were $21.4 million and $394,000 for the three months ended June 30, 1996 and 1995, respectively. The net increases in FHLB advances and other borrowings were $157.8 million and $47.5 million for the three months ended June 30, 1996 and 1995, respectively.

At June 30, 1996, on a consolidated basis, the Company had total capital of $290.5 million or 13.53% of total assets. At June 30, 1996, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $213.7 million, or 10.23% of adjusted total assets,

                      PFF BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


which is above the required level of $31.4 million, or 1.5%; core capital of $213.7 million, or 10.23% of adjusted total assets, which is above the required level of $62.8 million, or 3%, and total risk-based capital of $228.6 million or 19.24% of risk weighted assets, which is above the required level of $95.0 million or 8%.

The Company's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1996 cash and cash equivalents totaled $39.9 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At June 30, 1996, the Company had no reverse repurchase agreements outstanding. Other sources of liquidity include MBS and other investment securities available-for-sale or maturing within one year.

At June 30, 1996, the Bank had outstanding commitments to originate mortgage loans of $29.7 million and no outstanding commitments to purchase mortgage-backed securities or other investment securities. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 1996 totaled $1.08 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

The Bank anticipates finalizing five year contracts with new core electronic data processing system providers in August 1996 and completing a conversion to the new systems in October 1996. The anticipated range of one-time costs for this conversion is $1.0 million to $1.5 million of which a substantial portion represents equipment costs which will be capitalized and amortized against earnings in future years. Annual data processing expenses under these contracts are expected to be within the range of $2.1 million to $3.0 million, which is not materially different from the Bank's current level of expenditures.


LEGISLATIVE MATTERS
- - -------------------

Legislation is pending in Congress to mitigate the effect of the Bank Insurance Fund ("BIF") Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation, a special assessment would be imposed on the amount of deposits held by SAIF-member institutions, including the Bank, as of a specified date, currently March 31, 1995, to recapitalize the SAIF. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at between 79 to 85 basis points of insured deposits. The legislation would also require that the BIF and SAIF be merged, provided that subsequent legislation is enacted requiring federal savings associations to become national banks or state chartered banks or thrifts, and that the Financing Insurance Company ("FICO") payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such an assessment will be enacted, or, if enacted, the specific terms of such legislation including the amount of any special assessment and when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or

                      PFF BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


when the BIF and SAIF will merge. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses of the Company. Based on the Bank's deposit insurance assessment base as of June 30, 1996, the assessment of a 79 to 85 basis point fee to recapitalize the SAIF would result in a $7.4 million to $8.0 million payment on an after-tax basis.

Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. In the opinion of management, this legislation will not have a material impact on the financial condition or operations of the Company.

No assurances can be given as to whether legislation as discussed above will be enacted or if enacted, what the terms of such legislation would be.

                          PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

The Company and subsidiaries have been named as defendants in various lawsuite arising in the normal course of business. The outcome of these lawsuits cannot be predicted, but the Company intends to rigorously defend the actions and is of the opinion that the lawsuits will not have a material effect on the Company.

ITEM 2.  CHANGES IN SECURITIES.

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5.  OTHER INFORMATION.

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibit 3(i) - Certificate of Incorporation of PFF Bancorp, Inc.*

            Exhibit 3(ii) - Bylaws of PFF Bancorp, Inc.*

            Exhibit 11 - Statement Re: Computation of Earnings Per Share.

            Exhibit 27.0 - Financial Date Schedule (filed herewith)

      (b)   Reports on Form 8-K.

            None.


      ---------------------
      *Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on December 8, 1995, SEC Registration Number 33-94860.

                      PFF BANCORP, INC. AND SUBSIDIARIES


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PFF BANCORP, INC.

                                          /s/ Larry M. Rinehart
                                          --------------------------------------
Date   8/14/96                            Larry M. Rinehart
     ------------------                   President, Chief Executive Officer
                                          and Director

                                          /s/ Gregory C. Talbott
                                          --------------------------------------
Date   8/14/96                            Gregory C. Talbott
     ------------------                   Senior Vice President, Chief Financial
                                          Officer and Treasurer