Form 10-Q
period 1996-09-30
PFF BANCORP INC
filed 1996-11-14
CIK 1004969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                      or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ---------------------

                        Commission File Number 0-27404

                               PFF BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                             95-4561623
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


350 SOUTH GAREY AVENUE, POMONA, CALIFORNIA                        91766
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                (909) 623-2323
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       [X] Yes  [_] No

     The registrant had 19,837,500 shares of common stock, par value $.01 per share, outstanding as of November 12, 1996.

                       PFF BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-Q
                                     INDEX


                                                                            PAGE
                                                                            ----
PART I         FINANCIAL INFORMATION (UNAUDITED)

     Item 1    Financial Statements
               Consolidated Balance Sheets as of
               September 30, 1996 and March 31, 1996                         1

               Consolidated Statements of Operations for the Three and
               Six Months Ended September 30, 1996 and 1995                  2

               Consolidated Statements of Changes in Stockholders'
               Equity for the Three and Six Months
               Ended September 30, 1996 and 1995                             3

               Consolidated Statements of Cash Flows for the Six Months
               Ended September 30, 1996 and 1995                             5

               Notes to Unaudited Consolidated Financial Statements          7

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 9


PART II        OTHER INFORMATION

     Item 1    Legal Proceedings                                            29

     Item 2    Changes in Securities                                        29

     Item 3    Defaults Upon Senior Securities                              29

     Item 4    Submission of Matters to a Vote of Security Holders          29

     Item 5    Other Information                                            29

     Item 6    Reports on Form 8-K                                          29

SIGNATURES


                  PART I -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS.

                       PFF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                              SEPTEMBER 30,   MARCH 31,
                                                                                   1996          1996
                                                                              -------------   ---------
                                   ASSETS
Cash and cash equivalents...................................................     $   34,759     175,904
Certificates of deposit.....................................................              -         190
Loans held for sale at lower of cost or fair value (net of valuation
 allowance of $130 and $350 at September 30, 1996 and March 31, 1996).......          2,584       6,015
Investment securities held-to-maturity (estimated fair value of $7,413 and
 $28,109 at September 30, 1996 and March 31, 1996)..........................          7,220      28,026
Investment securities available-for-sale, at fair value.....................         39,536       9,932
Mortgage-backed securities held-to-maturity (estimated fair value of
 $6,094 and $7,180 at September 30, 1996 and March 31, 1996)................          6,056       7,134
Mortgage-backed securities available-for-sale, at fair value................        526,492     125,588
Loans receivable, net.......................................................      1,781,128   1,574,935
Federal Home Loan Bank (FHLB) stock, at cost................................         24,750      15,891
Accrued interest receivable.................................................         14,876      10,819
Real estate, net............................................................          8,892       7,644
Property and equipment, net.................................................         24,711      24,673
Prepaid expenses and other assets...........................................         14,548      21,388
                                                                                 ----------   ---------
           Total assets.....................................................     $2,485,552   2,008,139
                                                                                 ==========   =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..................................................................     $1,675,660   1,682,073
  FHLB advances and other borrowings........................................        495,000      19,722
  Accrued expenses and other liabilities....................................         28,032      17,273
                                                                                 ----------   ---------
           Total liabilities................................................      2,198,692   1,719,068
                                                                                 ----------   ---------
  Commitments and contingencies.............................................              -           -

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 2,000,000
    shares; none issued and outstanding.....................................              -           -
  Common stock, $.01 par value.  Authorized 59,000,000
    shares; issued and outstanding 19,837,500 at September 30,
    1996 and March 31, 1996.................................................            198         198
  Additional paid-in capital................................................        193,803     193,677
  Retained earnings, substantially restricted...............................        108,195     110,187
  Unearned ESOP shares......................................................        (15,077)    (15,870)
  Unrealized gains (losses) on securities available-for-sale, net...........           (259)        879
                                                                                 ----------   ---------
    Total stockholders' equity..............................................        286,860     289,071
                                                                                 ----------   ---------
           Total liabilities and stockholders' equity.......................     $2,485,552   2,008,139
                                                                                 ==========   =========

See accompanying notes to unaudited consolidated financial statements

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------------     -----------------------
                                                                  1996         1995            1996         1995
                                                            -----------    -----------     ----------   ----------
Interest income:
 Mortgage loans..........................................   $    32,451       29,536           63,310       57,730
 Non-mortgage loans......................................           552          561            1,097        1,112
 Mortgage-backed securities..............................         6,066        3,151            9,951        5,290
 Investment securities and deposits......................         1,433        1,316            3,363        2,506
                                                            -----------       ------       ----------       ------
    Total interest income................................        40,502       34,564           77,721       66,638
                                                            -----------       ------       ----------       ------
Interest on deposits.....................................        19,784       20,946           39,382       41,336
Interest on borrowings...................................         4,362        1,450            5,114        2,615
                                                            -----------       ------       ----------       ------
    Total interest expense...............................        24,146       22,396           44,496       43,951
                                                            -----------       ------       ----------       ------
    Net interest income..................................        16,356       12,168           33,225       22,687
Provision for loan losses................................         3,071        1,612            7,766        3,136
                                                            -----------       ------       ----------       ------
    Net interest income after provision for loan losses..        13,285       10,556           25,459       19,551
                                                            -----------       ------       ----------       ------

Non-interest income:
 Other fees and charges..................................         2,279        1,737            4,608        3,308
 Mortgage loan servicing fees............................           209          254              422          442
 Gain (loss) on sale of loans, net.......................            27           23             (149)          23
 Other non-interest income...............................            48           25              236           32
                                                            -----------       ------       ----------       ------
    Total non-interest income............................         2,563        2,039            5,117        3,805
                                                            -----------       ------       ----------       ------

Non-interest expense:
 General and administrative:
  Compensation and benefits..............................         5,410        4,938           10,747        9,736
  Occupancy and equipment................................         2,825        2,529            5,232        4,933
  Marketing and professional services....................           666          347            1,521          829
  Other non-interest expense.............................         2,663        2,124            5,677        4,625
                                                            -----------       ------       ----------       ------
    Total general and administrative.....................        11,564        9,938           23,177       20,123
  SAIF recapitalization assessment.......................        10,900            -           10,900            -
  Real estate operations, net............................           140          878           (1,065)       1,067
                                                            -----------       ------       ----------       ------
    Total non-interest expense...........................        22,604       10,816           33,012       21,190
                                                            -----------       ------       ----------       ------
      Earnings (loss) before income taxes................        (6,756)       1,779           (2,436)       2,166
Income taxes (benefit)...................................        (2,339)         770             (444)         941
                                                            -----------       ------       ----------       ------
      Net earnings (loss)................................   $    (4,417)       1,009           (1,992)       1,225
                                                            ===========       ======       ==========       ======
      Earnings (loss) per share..........................        $(0.24)       N/A              (0.11)         N/A
                                                            ===========       ======       ==========       ======


      Weighted average shares outstanding for
       earnings (loss) per share calculation.............    18,316,625        N/A         18,296,788         N/A
                                                            ===========       ======       ==========       ======


See accompanying notes to unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                           UNREALIZED
                                                                           RETAINED                       GAINS (LOSSES)
                                                         ADDITIONAL        EARNINGS,        UNEARNED      ON SECURITIES
                              NUMBER OF      COMMON       PAID-IN        SUBSTANTIALLY        ESOP        AVAILABLE-FOR-
                                SHARES       STOCK        CAPITAL         RESTRICTED         SHARES          SALE, NET      TOTAL
                             -----------  ------------  --------------  --------------    ------------   ---------------  ---------
THREE MONTHS ENDED
SEPTEMBER 30, 1996
------------------
Balance at June 30, 1996.... 19,837,500          $198        $193,721       $112,612          $(15,473)         $  (578)  $290,480
Net loss....................         -              -               -         (4,417)                -                -     (4,417)
Amortization of shares
 under employee
 stock ownership plan
 (ESOP).....................         -              -              82              -               396                -        478
Changes in unrealized
 gains (losses) on
 securities
 available-for-sale,
 net........................         -              -               -              -                 -              319        319
                             -----------  ------------  --------------  --------------    ------------   ---------------  ---------
Balance at September 30,
 1996....................... 19,837,500          $198        $193,803       $108,195          $(15,077)         $  (259)  $286,860
                             ==========   ============  ==============  ==============    ============   ===============  =========
THREE MONTHS ENDED
SEPTEMBER 30, 1995
------------------
Balance at June 30, 1995....         -           $  -        $     -        $108,338          $      -           $  (67)  $108,271
Net earnings................         -              -              -           1,009                 -                -      1,009
Changes in unrealized
 gains (losses) on
 securities
 available-for-sale,
 net........................         -              -              -               -                 -               64         64
                             -----------  ------------  --------------  --------------    ------------   ---------------  ---------
Balance at September 30,
 1995.......................         -           $  -        $     -        $109,347          $      -           $   (3)  $109,344
                             ==========   ============  ==============  ==============    ============   ===============  =========


See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                           UNREALIZED
                                                                           RETAINED                       GAINS (LOSSES)
                                                         ADDITIONAL        EARNINGS,        UNEARNED      ON SECURITIES
                              NUMBER OF      COMMON       PAID-IN        SUBSTANTIALLY        ESOP        AVAILABLE-FOR-
                                SHARES       STOCK        CAPITAL         RESTRICTED         SHARES          SALE, NET      TOTAL
                             -----------  ------------  --------------  --------------    ------------   ---------------  ---------
SIX MONTHS ENDED
SEPTEMBER 30, 1996
------------------
Balance at March 31, 1996... 19,837,500          $198        $193,677       $110,187          $(15,870)         $   879   $289,071
Net loss....................         -              -               -         (1,992)                -                -     (1,992)
Amortization of shares
 under employee
   stock ownership plan
    (ESOP)..................         -              -             126              -               793                -        919
Changes in unrealized
 gains (losses) on
 securities
 available-for-sale,
 net........................         -              -               -              -                 -           (1,138)     (1,138)
                             -----------  ------------  --------------  --------------    ------------   ---------------  ---------
Balance at September 30,
 1996....................... 19,837,500          $198        $193,803       $108,195          $(15,077)         $  (259)  $286,860
                             ==========   ============  ==============  ==============    ============   ===============  =========
SIX MONTHS ENDED
SEPTEMBER 30, 1995
------------------
Balance at March 31, 1995...         -           $  -        $     -        $108,122          $      -           $  (69)  $108,053
Net earnings................         -              -              -           1,225                 -                -      1,225
Changes in unrealized
 gains (losses) on
 securities
 available-for-sale,
 net........................         -              -              -               -                 -               66         66
                             -----------  ------------  --------------  --------------    ------------   ---------------  ---------
Balance at September 30,
 1995.......................         -           $  -        $     -        $109,347          $      -           $   (3)  $109,344
                             ==========   ============  ==============  ==============    ============   ===============  =========


See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                        -----------------------------
                                                                                             1996            1995
                                                                                         -----------      -----------
Cash flows from operating activities:
  Net earnings (loss)..................................................................  $  (1,992)             1,225
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Amortization of premiums (discounts) on loans, investments
       and mortgage-backed securities..................................................      1,051               (754)
      Amortization of deferred loan origination fees...................................       (532)            (1,324)
      Loan fees collected..............................................................       (534)               571
      Dividends on FHLB stock..........................................................       (452)              (316)
      Provisions for losses on:
          Loans........................................................................      7,766              3,136
          Real estate..................................................................     (1,221)               500
      Net (gain) loss on sales of loans, mortgage-backed securities
        available-for-sale, real estate and property and equipment.....................       (316)                26
      Depreciation and amortization of property and equipment..........................      1,524              1,648
      Loans originated for sale........................................................     (6,409)            (1,910)
      Proceeds from sale of loans held for sale........................................      9,691              1,327
      Amortization of ESOP shares......................................................        919                  -
      (Increase) decrease in:
          Accrued expenses and other liabilities.......................................     11,583              1,820
          Accrued interest receivable..................................................     (4,057)            (1,683)
          Prepaid expenses and other assets............................................      6,839              2,314
                                                                                         -----------      -----------
             Net cash provided by operating activities.................................     23,860              6,680
                                                                                         -----------      -----------
Cash flows from investing activities:
      Net (purchase) maturities of long-term certificates of deposit...................        190              5,000
      Loans originated for investment..................................................   (317,099)          (123,061)
      Increase (decrease) in construction loans in process.............................     15,083             (1,292)
      Purchases of loans held for investment...........................................    (28,292)                 -
      Principal payments on loans......................................................     112,275             90,001
      Principal payments on mortgage-backed securities held-to-maturity................       1,078             10,147
      Principal payments on mortgage-backed securities
       available-for-sale..............................................................      23,496                  -
      Purchases of investment securities available-for-sale............................     (30,914)           (69,482)
      Purchases of FHLB stock..........................................................      (8,406)                 -
      Purchase of mortgage-backed securities held-to-maturity..........................           -            (31,952)
      Purchases of mortgage-backed securities available-for-sale.......................    (426,800)                 -
      Proceeds from maturities of investment securities................................      20,870             71,120
      Proceeds from maturities of investment
       securities available-for-sale...................................................       1,305                  -


                                                                                                                        (Continued)

                       PFF BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                             SIX MONTH ENDED
                                                                                               SEPTEMBER 30,
                                                                                         ------------------------
                                                                                            1996          1995
                                                                                         ---------      ---------
  Investment in real estate.......................................................            (695)          (354)
  Proceeds from sale of real estate...............................................           5,607          5,540
  Purchases of property and equipment.............................................          (1,572)          (533)
  Proceeds from sale of property and equipment....................................               4             21
                                                                                         ---------      ---------
     Net cash used in investing activities........................................        (633,870)       (44,845)
                                                                                         ---------      ---------
Cash flows from financing activities:
  Proceeds from FHLB advances and other borrowings................................         631,200        212,819
  Repayment of FHLB advances and other borrowings.................................        (155,922)
  Net change in deposits..........................................................          (6,413)        22,480
                                                                                         ---------      ---------
       Net cash provided by financing activities..................................         468,865         53,424
                                                                                         ---------      ---------
       Net (decrease) increase in cash and cash equivalents.......................        (141,145)        15,159
Cash and cash equivalents, beginning of period....................................         175,904         30,098
                                                                                         ---------      ---------
Cash and cash equivalents, end of period..........................................       $  34,759         45,257
                                                                                         =========       ========
Supplemental information:
Interest paid, including interest credited........................................          41,843         43,880
Income taxes paid.................................................................           1,838              -
Non-cash investing and financing activities:
  Change in unrealized gain (loss) on securities
    available-for-sale............................................................           1,962            112
  Net transfers from loans receivable to real estate..............................           4,468          7,254
  Loans originated for the sale of real estate acquired
    in settlement of loans........................................................             736          1,035


See accompanying notes to unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and subsidiary (the Company) Pomona First Federal Bank & Trust. The Company's business is conducted primarily through Pomona First Federal Bank & Trust and subsidiary, Pomona Financial Services, Inc. Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. and PFF Insurance Service. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1997.

(2) Recent Accounting Pronouncements

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights," an amendment to Statement of Financial Accounting Standards No. 65. SFAS 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost basis of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based upon their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based upon the fair value of those rights on a stratified basis with any impairment recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights are stratified based upon one or more of the predominate risk characteristics of the underlying loans such as loan type, size, note rate, date of origination, term and/or geographic location. SFAS 122 was effective for fiscal years beginning after December 15,

                        PFF BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


1995. The implementation of this standard as of April 1, 1996 did not have a material effect on the Company's operations.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and should be applied prospectively. Management has not yet evaluated the effect of SFAS 125, if any, on the Company's financial condition or operations.

                                 PFF BANCORP, INC. AND SUBSIDIARY
                                 --------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ASSET/LIABILITY MANAGEMENT
--------------------------

The Company's earnings depend primarily on its net interest income. Net interest income is affected by (i) the amount of interest-earning assets and interest-bearing liabilities, and (ii) the difference between yields on interest-earning assets and costs on interest-bearing liabilities ("interest rate spread"). Changes in interest rate spread and net interest income are influenced to a significant extent by the repricing characteristics of interest-earning assets and interest-bearing liabilities ("interest rate risk").

The Company currently utilizes the following strategies to manage interest rate risk: (i) emphasizing the origination of adjustable-rate one-to-four family mortgage loans for portfolio, (ii) selling to the secondary market substantially all fixed-rate mortgage loans originated, (iii) purchasing adjustable-rate and balloon maturity mortgage-backed securities; and (iv) managing the overall interest rate sensitivity of liabilities by varying the maturities of deposits and diversifying funding sources to include FHLB advances and other borrowings.

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

At September 30, 1996, the Company's one-year interest sensitivity gap as a percentage of total assets was 7.30%. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

Certain shortcomings are inherent in the method of analysis presented in the following table as it does not necessarily indicate the impact of general interest rate movements on the Company's interest rate spread because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

Another method of analyzing an institution's exposure to interest rate risk is by measuring the change in the institution's net portfolio value ("NPV") under various interest rate scenarios. NPV is the difference between the net present value of assets, liabilities and off-balance sheet contracts. An NPV ratio, in any interest rate scenario, is defined as the NPV in the scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's sensitivity measure is, the greater its exposure to interest rate risk is considered to be. The OTS produces an analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report. The Bank also calculates its NPV ratio utilizing an internal simulation model. The results of the OTS model may vary from the Bank's internal model primarily due to differences between assumptions utilized in the Bank's internal model and the OTS model, including estimated loan market rates, prepayment rates, reinvestment rates and deposit decay rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide themselves with an opportunity to review the interest rate risk proposals issued by the other federal banking agencies. As of June 30, 1996 (the latest date for which OTS data is available) the Bank's sensitivity measure, as measured by the OTS, was negative 2.63%. At that same date, the sensitivity measure as measured by the Bank, was negative 1.80%. The Bank compares and reconciles the NPV ratio results from the OTS with those from its internally generated model and provides this information to management and the Board of Directors on a quarterly basis. If the OTS interest rate risk regulatory capital rule was implemented, and an interest rate risk capital component deducted from the Bank's risk-based capital, based upon the ratio of negative 2.63%, at September 30, 1996 the Bank's risk-based capital would have been reduced by $6.7 million and the Bank's ratio of risk-based capital to adjusted total assets would have been reduced from 17.14% to 16.63%, which would remain above the required level of 8%.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


The Bank utilizes simulation modeling to project the interest income and expense that will be generated from interest-earning assets and interest-bearing liabilities using the rate, maturity and repricing characteristics of each individual interest sensitive asset or liability. The simulation modeling is performed under several hypothetical interest rate scenarios utilizing prepayment rate and other customer behavior assumptions tailored to the Bank's asset and liability products. The simulation modeling is utilized by management to analyze the projected impact of hypothetical interest rate scenarios on the net interest income to be generated by the Bank from the current as well as projected asset and liability rate, maturity and repricing structures and is a essential element of the asset/liability management process conducted by the Bank.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)





                                                         More than 3  More than 6  More than 12  More than 3
                                              3 Months   Months to 6   Months to    Months to     Years to    More than
                                               or Less     Months      12 Months     3 Years      5 Years      5 Years     Total
                                              ---------- -----------  -----------  ------------  -----------  ---------  ----------
Interest-earning assets:
  Interest-earning deposits & short-term
   investments............................... $   18,652   $      -     $      -     $      -      $      -    $      -  $   18,652
  Investment securities, net(1)..............      9,668        203       10,437       14,430         6,938       5,287      46,963
  Mortgage-backed securities.................     66,076     90,394      137,791       75,554        60,919      98,700     529,434
  Loans receivable, net(2)...................  1,044,289    351,837      104,641      221,290        30,329      61,636   1,814,022
  FHLB stock.................................     24,750          -            -            -             -           -      24,750
                                              ---------- -----------  -----------  ------------  -----------  ---------  ----------
        Total interest-earning assets........  1,163,435    442,434      252,869      311,274        98,186     165,623   2,433,821
  Unamortized premiums (discounts) and
   deferred loans fees(3)....................       (378)      (127)         (38)         (80)          (11)        (22)       (656)
  Allowance for loan losses..................          -          -            -            -             -     (25,658)    (25,658)
                                              ---------- -----------  -----------  ------------  -----------  ---------  ----------
        Net interest-earning assets..........  1,163,057    442,307      252,831      311,194        98,175     139,943   2,407,507
  Non-interest earning assets................          -          -            -            -             -      78,045      78,045
                                              ---------- -----------  -----------  ------------  -----------  ---------  ----------
        Total assets......................... $1,163,057   $442,307     $252,831     $311,194      $ 98,175    $217,988  $2,485,552
                                              ========== ===========  ===========  ============  ===========  =========  ==========
Interest-bearing liabilities:
  Money market savings accounts.............. $   11,199   $ 11,199     $ 22,397     $ 89,588      $  8,410    $      -  $  142,793
  Passbook accounts..........................      6,644      6,644       13,287       53,148        53,148      20,206     153,077
  NOW and other demand deposit accounts......      6,092      6,092       12,184       48,735        48,735       7,045     128,883
  Certificate accounts.......................    372,609    210,503      522,920      110,297        34,016         562   1,250,907
  Borrowings.................................    135,000    145,000      195,000       20,000             -           -     495,000
                                              ---------- -----------  -----------  ------------  -----------  ---------  ----------
        Total interest-bearing liabilities...    531,544    379,438      765,788      321,768       144,309      27,813   2,170,660
  Non-interest-bearing liabilities...........          -          -            -            -             -      28,032      28,032
  Stockholders' equity.......................          -          -            -            -             -     286,860     286,860
                                              ---------- -----------  -----------  ------------  -----------  ---------  ----------
        Total liabilities and stockholders'
          equity............................. $  531,544   $379,438     $765,788     $321,768      $144,309    $342,705  $2,485,552
                                              ========== ===========  ===========  ============  ===========  =========  ==========
  Interest sensitivity gap................... $  631,513   $ 62,869    ($512,957)   ($ 10,574)    ($ 46,134)   $112,130
  Cumulative interest sensitivity gap........ $  631,513   $694,382     $181,425     $170,851      $124,717    $236,847
  Cumulative interest sensitivity gap as a
   percentage of total assets................     25.41%     27.94%        7.30%        6.87%         5.02%       9.53%
  Cumulative interest-earning assets as a
   percentage of cumulative interest-bearing
   liabilities...............................    218.88%    176.28%      110.85%      108.58%       105.85%     112.12%

---------------
(1) Includes investment securities held-to-maturity of $7.2 million which reprice or mature as follows: more than six to twelve months, $6.5 million and more than three to five years, $714,000.
(2) For purposes of the gap analysis, loans receivable is net of loans in process and includes non-performing loans and loans held for sale but is not reduced for the allowance for loan losses, unamortized discounts, net and deferred loan origination fees, net. Includes loans receivable held for sale of $2.7 million which reprice in more than five years.
(3) Unamortized premiums (discounts) and deferred loan fees are related to loans receivable and mortgage-backed securities.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

AVERAGE BALANCE SHEETS
The following table sets forth certain information relating to the Company for the three and six months ended September 30, 1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively , for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------------------------------------------------
                                                                  1996                                            1995
                                                  ---------------------------------------      -------------------------------------
                                                   AVERAGE                       AVERAGE         AVERAGE                   AVERAGE
                                                   BALANCE       INTEREST      YIELD/COST        BALANCE      INTEREST    YIELD/COST
                                                 ----------     ----------     ----------      ----------    ----------   ----------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets
 Interest-earning deposits and short-term
  investments..................................  $   26,469      $   341        $ 5.15%        $   23,996     $   343       $5.72%
 Investment securities, net (1)(2).............      48,941          820          6.70             50,423         779        6.18
 Mortgage-backed securities, net(1)(5).........     347,338        6,066          6.99            177,496       3,151        7.10
 Loans receivable, net(3)(4)...................   1,746,198       33,003          7.56          1,555,502      30,097        7.74
 FHLB stock....................................      16,724          272          6.51             14,552         194        5.33
                                                 ----------      -------                       ----------     -------
   Total interest-earning assets...............   2,185,670       40,502          7.41          1,821,969      34,564        7.59
                                                                 -------                                      -------
Non-interest-earning assets....................      76,396                                        76,842
                                                 ----------                                    ----------
     Total assets..............................  $2,262,066                                    $1,898,811
                                                 ==========                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Interest-Bearing Liabilities
  Passbook accounts............................  $  158,104        1,245          3.12         $  106,476         541        2.04
  Money market savings accounts................     139,082        1,050          2.99            162,470       1,015        2.51
  NOW and other demand deposit accounts........     134,057          283          0.84            122,326         282        0.93
  Certificate accounts.........................   1,234,598       17,206          5.53          1,280,829      19,108        5.92
                                                 ----------      -------                       ----------     -------
     Total deposits............................   1,665,841       19,784          4.71          1,672,101      20,946        4.97
                                                 ----------      -------                       ----------     -------
  FHLB advances and other borrowings...........     275,273        3,943          5.68             93,264       1,413        6.01
  Other(8).....................................       3,181          419         52.26              3,771          37        3.89
                                                 ----------      -------                       ----------     -------
     Total borrowed funds......................     278,454        4,362          6.21             97,035       1,450        5.93
                                                 ----------      -------                       ----------     -------
     Total interest-bearing liabilities........   1,944,295       24,146          4.93          1,769,136      22,396        5.02
                                                                 -------                                      -------
 Non-interest-bearing liabilities..............      27,512                                        20,141
                                                 ----------                                    ----------
     Total liabilities.........................   1,971,807                                     1,789,277
 Stockholders' equity..........................     290,259                                       109,534
                                                 ----------                                    ----------
     Total liabilities and stockholders'
      equity...................................  $2,262,066                                    $1,898,811
                                                 ==========                                    ==========
 Net interest income before provisions for
  loan losses..................................                  $16,356                                      $12,168
                                                                 =======                                      =======
 Net interest rate spread(6)...................                                   2.49                                       2.57
 Net interest margin(7)........................                                   2.49                                       2.67
 Ratio of interest-earning assets to interest-
  bearing liabilities..........................      112.41%                                       102.99%

-------------------------------
(1) Includes assets available for sale and held-to-maturity and unamortized discounts and premiums.
(2) Included in the average balance of investment securities for the three months ended September 30, 1996 and 1995 are average investment securities held-to-maturity of $12.4 million and $49.1 million, respectively.
     Interest income recognized on investment securities held-to-maturity during these periods was $184,000 and $765,000, respectively, resulting in average yields of 5.93% and 6.23%, respectively. Yields on average investment securities have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for the three months ended September 30, 1996 and 1995, are average loans held for sale of $3.3 million and $419,000 respectively. Interest income recognized on loans held for sale during these periods was $58,500 and $8,350, respectively, resulting in average yields of 7.15% and 7.97% respectively.
(5) Included in the average balance of mortgage-backed securities, net for the three months ended September 30, 1996 are average mortgage-backed securities held-to-maturity of $6.2 million. Interest income recognized on mortgage-backed securities held-to-maturity during the three months ended September 30, 1996 was $113,000 resulting in an average yield of 7.24%.
     At and for the three months ended September 30, 1995, all mortgage-backed securities were classified as held-to-maturity.
(6) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.
(8) Includes a $400,000 accrual for the interest portion of a possible adverse California franchise tax settlement.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------------------------------------------------
                                                                  1996                                            1995
                                                  ---------------------------------------      -------------------------------------
                                                   AVERAGE                       AVERAGE         AVERAGE                   AVERAGE
                                                   BALANCE       INTEREST      YIELD/COST        BALANCE      INTEREST    YIELD/COST
                                                 ----------     ----------     ----------      ----------    ----------   ----------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets
 Interest-earning deposits and short-term
  investments..................................  $   41,927      $ 1,188        $ 5.67%        $   21,000     $   613       $5.84%
 Investment securities, net (1)(2).............      46,579        1,674          7.19             50,848       1,552        6.10
 Mortgage-backed securities, net(1)(5).........     283,993        9,951          7.01            149,809       5,290        7.06
 Loans receivable, net(3)(4)...................   1,682,489       64,407          7.66          1,573,670      58,842        7.48
 FHLB stock....................................      16,379          501          6.12             14,467         341        4.71
                                                 ----------      -------                       ----------     -------
   Total interest-earning assets...............   2,071,367       77,721          7.50          1,809,794      66,638        7.36
                                                                 -------                       ----------     -------
Non-interest-earning assets....................      79,073                                        76,053
                                                 ----------                                    ----------
   Total assets................................  $2,150,440                                    $1,885,847
                                                 ==========                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Interest-Bearing Liabilities
  Money market savings accounts................  $  140,397        1,911          2.73         $  165,477       2,065        2.50
  Passbook accounts............................     152,680        2,347          3.08            107,342       1,093        2.04
  NOW accounts.................................     133,039          557          0.84            121,256         559        0.92
  Certificate accounts.........................   1,238,555       34,567          5.57          1,276,113      37,619        5.88
                                                 ----------      -------                       ----------     -------
     Total deposits............................   1,664,672       39,382          4.72          1,670,188      41,336        4.94
                                                 ----------      -------                       ----------     -------
  FHLB advances and other borrowings...........     162,384        4,665          5.73             83,727       2,544        6.06
  Other(8).....................................       2,576          449         69.91                996          71       14.66
                                                 ----------      -------                       ----------     -------
     Total borrowed funds......................     164,960        5,114          6.18             84,693       2,615        6.16
                                                 ----------      -------                       ----------     -------
     Total interest-bearing liabilities........   1,829,632       44,496          4.85          1,754,881      43,951        5.00
                                                                 -------                                      -------
 Non-interest-bearing liabilities..............      30,634                                        21,919
                                                 ----------                                    ----------
     Total liabilities.........................   1,860,266                                     1,776,800
 Stockholders' equity..........................     290,174                                       109,047
                                                 ----------                                    ----------
     Total liabilities and stockholders'
      equity...................................  $2,150,440                                    $1,885,847
                                                 ==========                                    ==========
 Net interest income before provisions for
  loan losses..................................                  $33,225                                      $22,687
                                                                 =======                                      =======
 Net interest rate spread(6)...................                                   2.65                                       2.37
 Net interest margin(7)........................                                   3.21                                       2.51
 Ratio of interest-earning assets to interest-
  bearing liabilities..........................      113.21%                                       103.13%

-------------------------------
(1) Includes assets available for sale and held-to-maturity and unamortized discounts and premiums.
(2) Included in the average balance of investment securities for the six months ended September 30, 1996 and 1995 are average investment securities held-to-maturity of $15.1 million and $47.8 million, respectively. Interest income recognized on investment securities held-to-maturity during these periods was $438,000 and $1,475,000, respectively, resulting in average yields of 5.80% and 6.18%, respectively. Yields on average investment securities have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for the six months ended September 30, 1996 and 1995, are average loans held for sale of $5.6 million and $240,000, respectively. Interest income recognized on loans held for sale during the six months ended September 30, 1996 and 1995 was $200,000 and $10,000, respectively, resulting in average yields of 7.19% and 7.97%, respectively.
(5) Included in the average balance of mortgage-backed securities, net for the six months ended September 30, 1996 are average mortgage-backed securities held-to-maturity of $6.5 million. Interest income recognized on mortgage backed securities held-to-maturity during the six months ended September
     30, 1996 was $234,000 resulting in an average yield of 7.24%.    At and for
     the six months ended September 30, 1995, all mortgage-backed securities were classified as held-to-maturity.
(6) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.
(8) Includes a $400,000 accrual for the interest portion of a possible adverse California franchise tax settlement.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        SEPTEMBER 30, 1996                    SEPTEMBER 30, 1996
                                                     COMPARED TO SEPTEMBER 30,            COMPARED TO SEPTEMBER 30,
                                                               1995                                 1995
                                                        INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                  -------------------------------  ------------------------------------
                                                    VOLUME     RATE       NET        VOLUME        RATE        NET
                                                  ---------  --------  ----------  -----------  ---------  ------------
INTEREST-EARNING ASSETS:........................                         (Dollars in thousands)

 Interest-earning deposits and short-
  term investments..............................     $   35   $   (37)   $    (2)    $  611     $   (36)      $   575
 Investment securities, net (1)(2)..............        (23)       64         41       (130)        252           122
 Mortgage-backed securities, net (1)(5).........      3,015      (100)     2,915      4,738         (77)        4,661
 Loans receivable, net(4).......................      3,690      (784)     2,906      4,069       1,496         5,565
 FHLB stock.....................................         29        49         78         45         115           160
                                                  ---------  --------  ----------  -----------  ---------  ------------
     Total interest-earning assets..............     $6,746   $  (808)   $ 5,938     $9,333     $ 1,750       $11,083
                                                  ---------  --------  ----------  -----------  ---------  ------------
INTEREST-BEARING LIABILITIES:
 Passbook accounts..............................     $  263   $   441    $   704     $  464     $   790       $ 1,254
 Money market savings accounts..................       (147)      182         35       (315)        161          (154)
 NOW and other demand deposit accounts..........         28       (27)         1         54         (56)           (2)
 Certificate Accounts...........................       (222)   (1,680)    (1,902)      (340)     (2,712)       (3,052)
 FHLB advances and other borrowings.............      2,735      (205)     2,530      2,390        (269)        2,121
 Other(5).......................................         (6)      388        382        118         260           378
                                                  ---------  --------  ----------  -----------  ---------  ------------
     Total interest-bearing liabilities.........      2,651      (901)     1,750      2,371      (1,826)          545
                                                  ---------  --------  ----------  -----------  ---------  ------------
Change in net interest income...................     $4,095   $    93    $ 4,188     $6,962     $ 3,576       $10,538
                                                  =========  ========  ==========  ===========  =========  ============

------------------
(1)   Includes assets held-to-maturity.
(2) Included in the increase (decrease) in interest income on investment securities, net for the three and six months ended September 30, 1996 compared to 1995 are (decreases) in interest income on investment securities held-to-maturity attributable to volume and rate of $(572,000) and $(9,000), and $(1.0 million) and $(29,000), respectively.
(3) Included in the increases (decrease) in interest income on loans receivable, net for the three and six months ended September 30, 1996 compared to 1995 are increases (decrease) in interest income on loans held for sale attributable to volume and rate of $57,000 and $(7,000) and $213,000 and ($22,000), respectively.
(4) Included in the increase (decrease) in interest income on mortgage-backed securities, net for the three and six months ended September 30, 1996 compared to 1995 are increases (decreases) in interest income on mortgage-backed securities held-to-maturity attributable to volume and rate of $(3.0 million) and $3,000 and $(5.1 million) and $5,000, respectively.
(5) Includes a $400,000 accrual for the interest portion of a possible adverse California franchise tax settlement.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------------------------
AND 1995
--------

GENERAL
-------

The Company recorded a net loss of $4.4 million or $0.24 per share for the three months ended September 30, 1996 compared to net earnings of $1.0 million for the comparable period of 1995. The net loss for the three months ended September 30, 1996 was attributable to the Bank's $10.9 million share of an industry wide special assessment levied against the March 31, 1995 deposit bases of all savings institutions in the country with deposits insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation
(FDIC) in order to recapitalize the SAIF.

Net interest income was $16.4 million for the three months ended September 30, 1996 compared to $12.2 million for the comparable period of 1995. The increase resulted in part, from an increase in the ratio of average interest-earning assets to average interest-bearing liabilities as the proceeds from the Company's initial public offering of common stock were invested in interest-earning assets. Also contributing to the increase in net interest income was the net interest income earned on additional growth in both interest-earning assets and interest-bearing liabilities. The increase in net interest income from these two factors was partially offset by a decrease in average interest rate spread. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 112.41% for the three months ended September 30, 1996 compared to 102.99% for the comparable period of 1995. Average interest rate spread was 2.49% for the three months ended September 30, 1996 compared to 2.57% for the comparable period of 1995. Net interest margin was 2.99% for the three months ended September 30, 1996 compared to 2.67% for the comparable period of 1995.

The improvement in net interest income was partially offset by an increase in the provision for loan losses from $1.6 million for the three months ended September 30, 1995 to $3.1 million for the comparable period of 1996.

Total non-interest income was $2.6 million for the three months ended September 30, 1996 compared to $2.0 million for the comparable period of 1995. Total non-interest expense increased from $10.8 million for the three months ended September 30, 1995 to $22.6 million for the comparable period of 1996 due principally to the $10.9 million special assessment to recapitalize the SAIF recorded in the quarter ended September 30, 1996.

INTEREST INCOME
---------------

Interest income was $40.5 million for the three months ended September 30, 1996 compared to $34.6 million for the comparable period of 1995. The increase was attributable to a $363.7 million increase in average interest-earning assets from $1.82 billion for the three months ended September 30, 1995 to $2.19 billion for the comparable period of 1996. The weighted average yield on interest-earning assets decreased from 7.59% for the three months ended September 30, 1995 to 7.41% for the comparable period of 1996. The increase in average interest-earning assets was due to a $190.7 million increase in the average balance of loans receivable from $1.56 billion for the three months ended September 30, 1995 to $1.75 billion for the comparable period of 1996, coupled with a $169.8 million increase in the average balance of mortgage-backed securities (MBS) from $177.5 million for the three months ended September 30, 1995 to $347.3 million for the comparable period of 1996. The average yield on loans receivable was 7.56% for the three months ended September 30, 1996 compared to 7.74% for the comparable period of 1995. Included in interest income on loans receivable, net for the three months ended September 30, 1995 is $860,000 of income applicable to a non-recurring adjustment of the amortization of loan fees. Without this non-recurring item, the average yield on loans receivable for the three months ended September 30, 1995 would have been 7.52% and the average yield on interest earning assets for the three months ended September 30, 1995 would have been 7.37%. The Bank has increased its emphasis on the origination of mortgages which provide higher yields than those earned on single-family residential COFI based loan products. The disbursed balance of the Bank's portfolio of construction loans totaled $57.7 million at a yield of 9.71% at September 30, 1996 compared to $47.7 million at a yield of 8.90% at September 30, 1995. The Bank has also increased the proportion of its loan portfolio comprised by ("36/6") single family residential mortgage loans which provide for a fixed rate of interest for 36 months before transitioning to a six month adjustable rate loan tied to the one-year constant maturity treasury index. At September 30, 1996, the Bank's portfolio of these loans totaled $190.8 million at an average yield of 7.16% compared to $20.3 million at an average yield of 7.20% at September 30, 1995. Unlike the typical COFI based adjustable rate loans originated by the Bank, these "36/6" loans are not originated with lower introductory rates. The increase in yield on loans receivable, net attributable to the change in the composition of the loan portfolio was partially offset by a decrease in the Federal Home Loan Bank (FHLB) Eleventh District Cost of Funds Index (COFI) to which a large portion of the Company's portfolio of adjustable-rate loans are tied. For the three months ended September 30, 1996 COFI
averaged 4.82% compared to 5.15% for the comparable period of 1995.   The
average yield on MBS was 6.99% for the three months ended September 30, 1996 compared to 7.10% for the comparable period of 1995. The increase in the average yield on investment securities from 6.18% for the three months ended September 30, 1995 to 6.70% for the comparable period of 1996 reflects a change in the average stated final maturity of the portfolio from 7 months at September 30, 1995 to 8.3 years at September 30, 1996 as the Company continues to seek to increase net interest income while appropriately managing interest rate and credit risk. Excluding two collateralized mortgage obligations with carrying values totaling $11.6 million at September 30, 1996, which are expected to experience some degree of prepayments, which would shorten their stated final maturities, the average stated final maturity of the investment securities portfolio at September 30, 1996 would decline from 8.3 to 3.4 years.

The Company has increased its investment in MBS utilizing FHLB advances and other borrowings as the primary source of funding for these investments. The objective of this investment strategy is to prudently utilize a portion of the capital generated by the Company's initial public offering of common stock to support growth in net interest income and net earnings. At September 30, 1996, the Company's MBS portfolio is comprised entirely of Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) backed securities. $257.2 million or 48.3% of these investments are adjustable rate indexed to the one year constant maturity treasury or six month London inter-bank offered rate, $134.4 million or 25.2% have original balloon maturities of five to seven years, $57.6 million or 10.8% are fixed rate with original maturities of ten to twenty years (including $9.2 million created by the Bank from its mortgage loan portfolio) and $83.4 million or 15.7% are fixed rate with original maturities of thirty years (including $32.4 million created by the Bank from its mortgage loan portfolio).

INTEREST EXPENSE
----------------

Interest expense was $24.1 million for the three months ended September 30, 1996 compared to $22.4 million for the comparable period of 1995. The increase was attributable to a $175.2 million increase in the average balance of interest-bearing liabilities from $1.77 billion for the three months ended September 30, 1995 to $1.94 billion for the comparable period of 1996. The average cost of interest-bearing liabilities decreased from 5.02% for the three months ended September 30, 1995 to 4.93% for the comparable period of 1996. Interest expense for the three months ended September 30, 1996, includes a $400,000 accrual for the interest portion of a possible adverse California franchise tax settlement. At issue is the timing of a deduction of the loss arising from the accelerated disposition of loans in previous years. Without this $400,000 accrual, the average cost of interest-bearing liabilities for the three months ended September 30, 1996 would have been 4.85%. The increase in average interest-bearing liabilities was due to a $182.0 million increase in the average balance of FHLB advances and other borrowings from $93.3 million for the three months ended September 30, 1995 to $275.3 million for the comparable period of 1996. The increase in FHLB advances and other borrowings was due to the Company's strategy of utilizing both wholesale and retail sources of funding to achieve its strategic growth objectives. The average balance of deposits was $1.67 billion for the three months ended September 30, 1996, a decrease of $6.3 million from the comparable period of 1995. The decrease in the weighted average cost of interest-bearing liabilities reflects the Bank's efforts to lower its average cost of interest-bearing liabilities by increasing the proportion of its deposit base comprised by money market, passbook and NOW and other demand deposit accounts. For the three months ended September 30, 1996, the average balance of these lower cost accounts represented 25.9% of average total deposits compared to 23.4% for the comparable period of 1995. Partially offsetting the decrease in the average cost of interest-bearing liabilities resulting from the change in the composition of deposits and the Bank's efforts to maintain discipline in all of its deposit pricing was the additional interest cost associated with increased utilization of FHLB advances and other borrowings. For the three months ended September 30, 1996, the average cost of deposits was 4.71% compared to 4.97% for the comparable period of 1995. For the three months ended September 30, 1996, the average cost of FHLB advances and other borrowings was 5.68% compared to 6.01% for the comparable period of 1995.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $3.1 million for the three months ended September 30, 1996 compared to $1.6 million for the comparable period of 1995. During the three months ended September 30, 1996, the Company continued to emphasize building of its loan loss allowances. See "Comparison of Financial Condition at September 30, 1996 and March 31, 1996."

NON-INTEREST INCOME
-------------------

Non-interest income was $2.6 million or .45% of average assets for the three months ended September 30, 1996 compared to $2.0 million or .43% of average assets for the comparable period of 1995. Savings fees and charges were $1.2 million for the three months ended September 30, 1996 compared to $880,000 for the comparable period of 1995. Sales of non-deposit investment products generated $423,000 of fee income for the three months ended September 30, 1996 compared to $126,000 in the comparable period of 1995 as the Bank increased its sales efforts in this area. Trust fee income was $331,000 for the three months ended September 30, 1996 compared to $387,000 for the comparable period of 1995. Assets under custody by the Bank's trust department were $182.6 million at September 30, 1996 compared to $183.9 million at September 30, 1995.

NON-INTEREST EXPENSE
--------------------

Non-interest expense was $22.6 million for the three months ended September 30, 1996 compared to $10.8 million for the comparable period of 1995. General and administrative expense was $11.6 million or 2.04% of average assets for the three months ended September 30, 1996 compared to $9.9 million or 2.09% of average assets for the comparable period of 1995. Compensation and benefits expense was $5.4 million for the three months ended September 30, 1996 compared to $4.9 million for the comparable period of 1995, due principally to the addition of $463,000 of expense associated with the amortization of shares under the Company's Employee Stock Ownership Plan. The increase in occupancy and equipment expense from $2.5 million for the three months ended September 30, 1995 to $2.8 million for the comparable period of 1996 was attributable to approximately $273,000 of non-recurring expenses associated with the Bank's transition of its EDP systems to a new third party service provider in October 1996. Other non-interest expense was $2.7 million for the three months ended September 30, 1996 compared to $2.1 million for the comparable period of 1995 due principally to approximately $300,000 of forms, supplies and other expenses associated with the Bank's name change. Marketing and professional services expense was $666,000 for the three months ended September 30, 1996 compared to $347,000 for the comparable period of 1995 due principally to an increase in marketing expense associated with the promotion of the name change of the Bank and the Bank's increased focus on promoting its business banking products and services.

Real estate operations, net resulted in expense of $140,000 for the three months ended September 30, 1996 compared to $878,000 for the comparable period of 1995. The results for the three months ended September 30, 1996 reflect a more conservative posture taken by the Company in establishing writedowns of real estate at the time of foreclosure with the associated expense charged to provision for loan losses.

INCOME TAXES
------------

Income tax benefit was $2.3 million for the three months ended September 30, 1996 compared to expense of $770,000 for the comparable period of 1995. Income tax benefit for the three months ended September 30, 1996 includes an expense accrual of $470,000, or 7% of loss before income taxes, representing the tax portion of the possible adverse California franchise tax settlement.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND
-------------------------------------------------------------------------------
1995
----

GENERAL
-------

The Company recorded a net loss of $2.0 million or $0.11 per share for the six months ended September 30, 1996 compared to net earnings of $1.2 million for the comparable period of 1995. The net loss for the six months ended September 30, 1996 was attributable to the Bank's share of the industry wide SAIF assessment.

Net interest income was $33.2 million for the six months ended September 30, 1996 compared to $22.7 million for the comparable period of 1995. The increase resulted from an increase in the ratio of average interest-earning assets to average interest-bearing liabilities as the proceeds from the Company's initial public offering of common stock were invested into interest-earning assets. Also contributing to the increase in net interest income was the net interest income earned on additional growth in both interest-earning assets and interest-bearing liabilities and an increase in average interest rate spread. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 113.21% for the six months ended September 30, 1996 compared to 103.13% for the comparable period of 1995. Average interest rate spread was 2.65% for the six months ended September 30, 1996 compared to 2.37% for the comparable period of 1995. Net interest margin was 3.21% for the six months ended September 30, 1996 compared to 2.51% for the comparable period of 1995.

The improvement in net interest income was partially offset by an increase in provision for loan losses from $3.1 million for the six months ended September 30, 1995 to $7.8 million for the comparable period of 1996.

Total non-interest income was $5.1 million for the six months ended September 30, 1996 compared to $3.8 million for the comparable period of 1995. Total non-interest expense increased from $21.2 million for the six months ended September 30, 1995 to $33.0 million for the comparable period of 1996 due principally to the $10.9 million special assessment to recapitalize the SAIF recorded in September 1996.

INTEREST INCOME
---------------

Interest income was $77.7 million for the six months ended September 30, 1996 compared to $66.6 million for the comparable period of 1995. The increase was attributable to a $261.6 million increase in average interest-earning assets from $1.81 billion for the six months ended September 30, 1995 to $2.07 billion for the comparable period of 1996 coupled with an increase in the yield on average interest-earning assets from 7.36% for the six months ended September 30, 1995 to 7.50% for the comparable period of 1996. The increase in average interest-earning assets was due to a $108.8 million increase in the average balance of loans receivable from $1.57 billion for the six months ended September 30, 1995 to $1.68 billion for the comparable period of 1996, coupled with a $134.2 million increase in the average balance of mortgage-backed securities (MBS) from $149.8 million for the six months ended September 30, 1995 to $284.0 million for the comparable period of 1996. The average yield on loans receivable was 7.66% for the six months ended September 30, 1996 compared to 7.48% for the comparable period of 1995. Included in interest income on loans receivable, net for the six months ended September 30, 1995 is $860,000 of income applicable to a non-recurring adjustment of the amortization of loan fees. Without this non-recurring item, the average yield on loans receivable for the six months ended September 30, 1996 would have been 7.37% and the average yield on interest-earning assets for the six months ended September 30, 1995 would have been 7.24%. The increase in yield resulting from the Bank's increased emphasis on originating higher yielding mortgage loans was partially offset by a decrease in COFI. COFI in effect for the six months ended September 30, 1996 averaged 4.83% compared to 5.11% for the comparable period of 1995.
The yield on MBS was 7.01% for the six months ended September 30, 1996 compared to 7.06% for the comparable period of 1995. The decrease in the yield on MBS reflects the impact of the change in the composition of the Company's MBS portfolio to include a higher proportion of adjustable-rate and balloon maturity securities. At September 30, 1996, adjustable-rate or balloon MBS comprised 73.5% of the total MBS portfolio compared to 57.9% at September 30, 1995. The increase in the yield on investment securities from 6.10% for the six months ended September 30, 1995 to 7.19% for the comparable period of 1996 reflects the change in the average stated final maturity of the portfolio.

INTEREST EXPENSE
----------------

Interest expense was $44.5 million for the six months ended September 30, 1996 compared to $44.0 million for the comparable period of 1995. Interest expense for the six months ended September 30, 1996, includes the $400,000 accrual for the interest portion of the possible adverse California franchise tax settlement. The average balance of interest-bearing liabilities increased $74.8 million from $1.75 billion for the six months ended September 30, 1995 from $1.83 billion for the comparable period of 1996 creating an increase in interest expense due to volume of $2.4 million. This increase in interest expense was partially offset by a $1.8 million decrease in interest expense caused by a decrease in the weighted average cost of interest-bearing liabilities from 5.00% for the six months ended September 30, 1995 to 4.85% for the comparable period of 1996. The increase in average interest-bearing liabilities was due to a $78.7 million increase in the average balance of FHLB advances and other borrowings from $83.7 million for the six months ended September 30, 1995 to $162.4 million for the comparable period of 1996 in connection with the Company's strategy of utilizing both wholesale and retail sources of funding to achieve its strategic growth objectives. The average balance of deposits was $1.66 billion for the six months ended September 30, 1996, a decrease of $5.5 million from the comparable period of 1995. The decrease in the Company's weighted average cost of interest-bearing liabilities reflects the decreased proportion of the Bank's deposit portfolio comprised by certificate accounts and the Bank's efforts to maintain discipline in its deposit pricing, partially offset by the higher cost associated with an increased reliance on FHLB advances and other borrowings.
For the six months ended September 30, 1996, the average cost of deposits was 4.72% compared to 4.94% for the comparable period of 1995. For the six months ended September 30, 1996, the average cost of FHLB advances and other borrowings was 5.73% compared to 6.06% for the comparable period of 1995.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $7.8 million for the six months ended September 30, 1996 compared to $3.1 million for the six months ended 1995. During the six months ended September

30, 1996, the Company continued to emphasize building its loan loss allowances. See "Comparison of Financial Condition at September 30, 1996 and March 31, 1996."

NON-INTEREST INCOME
-------------------

Non-interest income was $5.1 million or .48% of average assets for the six months ended September 30, 1996 compared to $3.8 million or .40% of average assets for the comparable period of 1995. Savings fees and charges were $2.3 million for the six months ended September 30, 1996 compared to $1.7 million for the comparable period of 1995. Sales of non-deposit investment products generated $872,000 of fee income in the six months ended September 30, 1996 compared to $206,000 in the comparable period of 1995 as the Bank scaled up its sales efforts in this area. Trust fee income was $705,000 for the six months ended September 30, 1996 compared to $770,000 for the comparable period of 1995.

NON-INTEREST EXPENSE
--------------------

Non-interest expense was $33.0 million for the six months ended September 30, 1996 compared to $21.2 million for the comparable period of 1995. General and administrative expense was $23.2 million or 2.16% of average assets for the six months ended September 30, 1996 compared to $20.1 million or 2.13% of average assets for the comparable period of 1995. Compensation and benefits expense was $10.7 million for the six months ended September 30, 1996 compared to $9.7 million for the comparable period of 1995, due principally to the addition of $919,000 of expense associated with the amortization of shares under the Company's Employee Stock Ownership Plan. The increase in occupancy and equipment expense from $4.9 million for the six months ended September 30, 1995 to $5.2 million for the comparable period of 1996 was attributable to the non-recurring expenses associated with the Bank's EDP conversion. Other non-interest expense increased to $5.7 million for the six months ended September 30, 1996 compared to $4.6 million for the comparable period of 1995 due to the inclusion of a $350,000 non-recurring legal judgement in the six months ended September 30, 1996 and approximately $300,000 of forms, supplies and other expenses associated with the Bank's name change. Marketing and professional services expense was $1.5 million for the six months ended September 30, 1996 compared to $829,000 for the comparable period of 1995 due principally to an increase in marketing expense associated with the promotion of the name change of the Bank and the Bank's increased focus on business banking.

Real estate operations, net reflects income of $1.1 million for the six months ended September 30, 1996 compared to expense of $1.1 million for the comparable period of 1995. The results for the six months ended September 30, 1996 reflect a $1.4 million reduction in the allowance for real estate losses based upon updated property valuations.

INCOME TAXES
------------

Income tax benefit was $444,000 for the six months ended September 30, 1996 compared to expense of $941,000 for the comparable period of 1995. Income tax benefit for the six months ended September 30, 1996 is net of the $470,000 expense accrual for the tax portion of the possible adverse California franchise tax settlement.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AND MARCH 31, 1996
--------------------------------------------------------------------------

Total assets increased $477.4 million or 23.8% to $2.49 billion at September 30, 1996 from $2.01 billion at March 31, 1996 due to strong growth in loans receivable and MBS. Loans receivable, net increased $206.2 million to $1.78 billion at September 30, 1996 from $1.57 billion at March 31, 1996. Loan originations for the three months ended September 30, 1996 were $160.3 million, compared to $61.5 million for the comparable period of 1995. Non-performing loans declined from $23.0 million or 1.41% of gross loans at March 31, 1996 to $22.2 million or 1.20% of gross loans at September 30, 1996. Non-performing assets, which includes foreclosed real estate, net of specific allowances, increased slightly from $29.7 million or 1.48% of total assets at March 31, 1996 to $30.2 million or 1.22% of total assets at September 30, 1996. Troubled-debt restructured loans increased from $13.8 million at March 31, 1996 to $17.3 million at September 30, 1996. The increase in troubled debt restructured loans is comprised of four loans totaling $2.0 million secured by commercial real estate and ten loans totaling $1.5 million secured by one-to-four family residential real estate.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including the level of non-performing loans, current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At September 30, 1996, the Bank's allowance for loan losses was $25.7 million or 1.39% of gross loans compared to $19.7 million or 1.21% of gross loans at March 31, 1996. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three and six months ended September 30, 1996.

               Balance at March 31, 1996         $19,741
               Provision for loan losses           4,695
               Charge-offs, net                     (793)
                                                 -------
               Balance at June 30, 1996          $23,643
               Provision for loan losses           3,071
               Charge-offs, net                   (1,056)
                                                 -------
               Balance at September 30, 1996     $25,658
                                                 =======

MBS increased $399.8 million to $532.5 million at September 30, 1996 from $132.7 million at March 31, 1996 and cash and cash equivalents decreased $141.1 million to $34.8 million at September 30, 1996 from $175.9 at March 31, 1996 as the proceeds from the Company's stock offering, which were initially placed into short-term investments, were invested in MBS and the Company continued its strategy of increasing net interest income through increasing its investment in MBS.

Total liabilities increased $479.6 million or 27.9% to $2.20 billion at September 30, 1996 from $1.72 billion at March 31, 1996. Deposits decreased $6.4 million to $1.68 billion at September 30, 1996, while FHLB advances and other borrowings increased $475.3 million to $495.0 million at September 30, 1996 from $19.7 million at March 31, 1996. FHLB advances were utilized to fund the strong level of loan originations and the increase in MBS during the six months ended September 30, 1996. The outflow of deposits during the six months ended September 30, 1996 was caused in part by the Bank's efforts to maintain discipline in its deposit pricing relative to FHLB advances and other depository institutions in an effort to support its average interest rate spread.

Total stockholders' equity was $286.9 million at September 30, 1996 compared to $289.1 million at March 31, 1996. The $2.2 million decrease in stockholders' equity is comprised of a $2.0 million decrease arising from the net loss for the six months ended September 30, 1996, a $1.1 million decrease arising from a change in the unrealized gains (losses) on securities available-for-sale and a $919,000 increase resulting from the amortization of shares under the Company's Employee Stock Ownership Plan.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank is subject to minimum regulatory liquidity requirements. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of deposits and short-term borrowings. The required ratios are currently 5% for total qualifying liquidity and 1% for short-term qualifying liquidity (generally those investments having maturities of one year or less). The Bank's average total and short-term liquidity ratios were 5.24% and 3.75% and 5.64% and 4.27%, respectively, for the three and six months ended September 30, 1996.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $23.9 million and $6.7 million for the six months ended September 30, 1996 and 1995, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $112.3 million and $90.0 million for the six months ended September 30, 1996 and 1995, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $345.4 million and $123.1 million for the six months ended September 30, 1996 and 1995, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $457.7 million and $101.4 million for the six months ended September 30, 1996 and 1995, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $46.7 million and $81.3 million for the six months ended September 30, 1996 and 1995, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases (decreases) in deposits were ($6.4 million) and $22.5 million for the six months ended September 30, 1996 and 1995, respectively. The net increases in FHLB advances and other borrowings were $475.3 million and $30.9 million for the six months ended September 30, 1996 and 1995, respectively.

At September 30, 1996, on a consolidated basis, the Company had total capital of $286.9 million or 11.54% of total assets. At September 30, 1996, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $207.3 million, or 8.60% of adjusted total assets, which is above the required level of $36.2 million, or 1.5%; core capital of $207.3 million, or 8.60% of adjusted total assets, which is above the required level of $72.3 million, or 3%, and total risk based capital of $223.4 million or 17.14% of risk weighted assets, which is above the required level of $104.3 million or 8%.

The Company's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1996, cash and cash equivalents totaled $34.8 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At September 30, 1996, the Company had no reverse repurchase agreements outstanding. Other sources of liquidity include MBS and other investment securities available-for-sale or maturing within one year.

At September 30, 1996, the Company had outstanding commitments to originate mortgage loans of $7.0 million and outstanding commitments to purchase mortgage-backed securities or other investment securities of $15.4 million. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1996 totaled $1.1 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

LEGISLATIVE MATTERS
-------------------

On September 30, 1996, legislation was enacted which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF and spread the obligations for payment of Financial Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund
(BIF) members. The FDIC special assessment being levied amounts to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The special assessment was recognized in the quarter ended September 30, 1996 and is tax deductible. The Bank took a charge of $10.9 million as a result of the FDIC special assessment. This legislation will reduce the substantial disparity between the amount that BIF and SAIF members had been paying for deposit insurance premiums.

Beginning on January 1, 1997 the FDIC has estimated that BIF members will pay a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits compared to 6.4 basis points on SAIF-insured deposits and will pay a pro rata share of the FICO payment on the earlier of January 1, 2000 or the date upon which the last savings association ceases to exist. The legislation also requires BIF and SAIF to be merged by January 1, 1999 provided that subsequent legislation is adopted to eliminate the savings association charter and no savings associations remain as of that time.

The FDIC has recently proposed to lower SAIF assessments to a range comparable to that of BIF members, although SAIF members must also make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis or whether the BIF and SAIF will eventually be merged.

                         PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

          The Company and subsidiary have been named as defendants in various lawsuits arising in the normal course of business. The outcome of the lawsuits cannot be predicted, but the Company intends to vigorously defend the actions and is of the opinion that the lawsuits will not have a material adverse effect on the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit 3(i) - Certificate of Incorporation of PFF Bancorp, Inc.*

              Exhibit 3(ii) - Bylaws of PFF Bancorp, Inc.*

              Exhibit 11 - Statement Re: Computation of Earnings Per Share.

              Exhibit 27.0 - Financial Data Schedule (filed herewith)

         (b)  Reports on Form 8-K

              None.

-----------------
*Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on December 8, 1995, SEC Registration Number 33-94860.