Form 10-Q
period 1996-12-31
PFF BANCORP INC
filed 1997-02-14
CIK 1004969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996
                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

                        Commission File Number 0-27404

                               PFF BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                      95-4561623
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

350 SOUTH GAREY AVENUE, POMONA, CALIFORNIA                       91766
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

     The registrant had 18,845,625 shares of common stock, par value $.01 per share, outstanding as of February 12, 1997.

                        PFF BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-Q
                                     INDEX

                                                                            PAGE
                                                                            ----
PART I      FINANCIAL INFORMATION (UNAUDITED)

  Item 1    Financial Statements
            Consolidated Balance Sheets as of
            December 31, 1996 and March 31, 1996                              1

            Consolidated Statements of Operations for the Three and
            Nine Months Ended December 31, 1996 and 1995                      2

            Consolidated Statements of Changes in Stockholders'
            Equity for the Three and Nine Months Ended
            December 31, 1996 and 1995                                        3

            Consolidated Statements of Cash Flows for the
            Nine Months Ended December 31, 1996 and 1995                      5

            Notes to Unaudited Consolidated Financial Statements              7

  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     9


PART II     OTHER INFORMATION

  Item 1    Legal Proceedings                                                25

  Item 2    Changes in Securities                                            25

  Item 3    Defaults Upon Senior Securities                                  25

  Item 4    Submission of Matters to a Vote of Security Holders              25

  Item 5    Other Information                                                25

  Item 6    Reports on Form 8-K                                              25

SIGNATURES

                  PART I -- FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS.

                       PFF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                            DECEMBER 31,    MARCH 31,
                                                                                1996           1996
                                                                            -------------   ----------
ASSETS
Cash and cash equivalents................................................     $   42,503      175,904
Certificates of deposit..................................................              -          190
Loans held for sale at lower of cost or fair value (net of valuation
  allowance of $76 and $350 at December 31, 1996 and March 31, 1996).....          2,490        6,015
Investment securities held-to-maturity (estimated fair value of $1,724
  and $28,109 at December 31, 1996 and March 31, 1996)...................          1,689       28,026
Investment securities available-for-sale, at fair value..................         69,345        9,932
Mortgage-backed securities held-to-maturity (estimated fair value of
  $5,941 and $7,180 at December 31, 1996 and March 31, 1996).............          5,872        7,134
Mortgage-backed securities available-for-sale, at fair value.............        515,049      125,588
Loans receivable, net....................................................      1,800,442    1,574,935
Federal Home Loan Bank (FHLB) stock, at cost.............................         26,500       15,891
Accrued interest receivable..............................................         14,839       10,819
Real estate, net.........................................................         10,346        7,644
Property and equipment, net..............................................         25,792       24,673
Prepaid expenses and other assets........................................          9,745       21,388
                                                                              ----------    ---------
    Total assets.........................................................     $2,524,612    2,008,139
                                                                              ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits...............................................................     $1,683,130    1,682,073
  FHLB advances and other borrowings.....................................        535,000       19,722
  Accrued expenses and other liabilities.................................         25,881       17,273
                                                                              ----------    ---------
    Total liabilities....................................................      2,244,011    1,719,068
                                                                              ----------    ---------

  Commitments and contingencies..........................................              -            -

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 2,000,000
    shares; none issued..................................................              -            -
 Common stock, $.01 par value.  Authorized 59,000,000
    shares; issued and outstanding 19,837,500 at December 31,
    1996 and March 31, 1996..............................................            198          198
 Additional paid-in capital..............................................        193,934      193,677
 Retained earnings, substantially restricted.............................        110,412      110,187
 Unearned stock based compensation.......................................        (25,942)     (15,870)
 Unrealized gains on securities available-for-sale, net..................          1,999          879
                                                                              ----------    ---------
    Total stockholders' equity...........................................        280,601      289,071
                                                                              ----------    ---------
      Total liabilities and stockholders' equity.........................     $2,524,612    2,008,139
                                                                              ==========    =========

See accompanying notes to unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      DECEMBER 31,              DECEMBER 31,
                                                                  ---------------------   ----------------------
                                                                      1996       1995          1996        1995
                                                                  -----------  --------   ----------   ---------
Interest income:
   Mortgage loans...............................................  $    33,430   29,776        96,740     87,506
   Non-mortgage loans...........................................          543      569         1,640      1,681
   Mortgage-backed securities...................................        9,067    3,031        19,018      8,321
   Investment securities and deposits...........................        1,772    1,283         5,135      3,789
                                                                  -----------   ------    ----------    -------
     Total interest income......................................       44,812   34,659       122,533    101,297
                                                                  -----------   ------    ----------    -------
Interest on deposits............................................       20,100   20,879        59,482     62,215
Interest on borrowings..........................................        7,508    1,308        12,622      3,923
                                                                  -----------   ------    ----------    -------
     Total interest expense.....................................       27,608   22,187        72,104     66,138
                                                                  -----------   ------    ----------    -------
     Net interest income........................................       17,204   12,472        50,429     35,159
Provision for loan losses.......................................        2,896    4,310        10,662      7,446
                                                                  -----------   ------    ----------    -------
   Net interest income after provision for loan losses..........       14,308    8,162        39,767     27,713
                                                                  -----------   ------    ----------    -------

Non-interest income:
   Other fees and charges.......................................        2,052    1,879         6,660      5,187
   Mortgage loan servicing fees.................................          246      234           668        676
   Gain (loss) on sale of loans, net............................          120       35           (29)        58
   Other non-interest income....................................           44       17           280         49
                                                                  -----------   ------    ----------    -------
     Total non-interest income..................................        2,462    2,165         7,579      5,970
                                                                  -----------   ------    ----------    -------

Non-interest expense:
 General and administrative:
   Compensation and benefits....................................        5,853    4,583        16,600     14,319
   Occupancy and equipment......................................        2,672    2,542         7,691      7,475
   Marketing and professional services..........................          805      449         2,326      1,278
   Other non-interest expense...................................        2,981    2,576         8,871      7,201
                                                                  -----------   ------    ----------    -------
     Total general and administrative...........................       12,311   10,150        35,488     30,273
                                                                  -----------   ------    ----------    -------
 SAIF recapitalization assessment...............................            -        -        10,900          -
 Real estate operations, net....................................          507      268          (558)     1,335
                                                                  -----------   ------    ----------    -------
     Total non-interest expense.................................       12,818   10,418        45,830     31,608
                                                                  -----------   ------    ----------    -------
     Earnings (loss) before income taxes........................        3,952      (91)        1,516      2,075
 Income taxes (benefit).........................................        1,736      (20)        1,292        921
                                                                  -----------   ------    ----------    -------
     Net earnings (loss)........................................  $     2,216      (71)          224      1,154
                                                                  ===========   ======    ==========    =======
     Primary and fully diluted earnings per share...............  $      0.12      N/A          0.01        N/A
                                                                  ===========   ======    ==========    =======
     Weighted average shares outstanding for primary
       earnings per share calculation...........................   18,161,928      N/A    18,212,528        N/A
                                                                  ===========   ======    ==========    =======
     Weighted average shares outstanding for fully
       diluted earnings per share calculation...................   18,286,111      N/A    18,253,923        N/A
                                                                  ===========   ======    ==========    =======

See accompanying notes to unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)




                                                                                                         UNREALIZED
                                                                          RETAINED                      GAINS (LOSSES)
                                                         ADDITIONAL       EARNINGS,        UNEARNED     ON SECURITIES
                                NUMBER OF    COMMON       PAID-IN      SUBSTANTIALLY     STOCK BASED    AVAILABLE-FOR-
                                  SHARES      STOCK       CAPITAL        RESTRICTED      COMPENSATION     SALE, NET         TOTAL
                                ----------   ------      ----------    --------------    ------------   --------------   ----------
THREE MONTHS ENDED
DECEMBER 31, 1996
-----------------------------

Balance at September 30, 1996   19,837,500     $198       $193,803        $108,196         $(15,077)       $ (259)       $286,861

Net earnings                             -        -              -           2,216                -             -           2,216

Purchase of 793,500 shares
 for the Company's
 1996 Incentive Plan                     -        -              -               -          (11,263)            -         (11,263)

Amortization of shares under
 employee stock ownership
 plan (ESOP)                             -        -            131               -              398             -             529

Changes in unrealized gains
 (losses) on securities
 available-for-sale, net                 -        -              -               -                -         2,258           2,258
                                ----------     ----       --------        --------         --------        ------        --------

Balance at December 31, 1996    19,837,500     $198       $193,934        $110,412         $(25,942)       $1,999        $280,601
                                ==========     ====       ========        ========         ========        ======        ========

THREE MONTHS ENDED
DECEMBER 31, 1995
-----------------------------

Balance at September 30, 1995            -        -              -        $109,347                -        $   (3)       $109,344

Net earnings                             -        -              -             (71)               -             -             (71)

Changes in unrealized gains
 (losses) on securities
 available-for-sale, net                 -        -              -               -                -         1,376           1,376
                                ----------     ----       --------        --------         --------        ------        --------

Balance at December 31, 1995             -     $  -       $      -        $109,276         $      -        $1,373        $110,649
                                ==========     ====       ========        ========         ========        ======        ========

See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)




                                                                                                         UNREALIZED
                                                                          RETAINED                      GAINS (LOSSES)
                                                         ADDITIONAL       EARNINGS,        UNEARNED     ON SECURITIES
                                NUMBER OF    COMMON       PAID-IN      SUBSTANTIALLY     STOCK BASED    AVAILABLE-FOR-
                                  SHARES      STOCK       CAPITAL        RESTRICTED      COMPENSATION      SALE, NET        TOTAL
                                ----------   ------      ----------    --------------    ------------   --------------   ----------
NINE MONTHS ENDED
DECEMBER 31, 1996
-----------------------------

Balance at March 30, 1996       19,837,500     $198       $193,677        $110,188         $(15,870)       $  879        $289,072

Net earnings                             -        -              -             224                -             -             224

Purchase of 793,500 shares
 for the Company's
 1996 Incentive Plan                     -        -              -               -          (11,263)            -         (11,263)

Amortization of shares under
 employee stock ownership
 plan (ESOP)                             -        -            257               -            1,191             -           1,448

Changes in unrealized gains
 (losses) on securities
 available-for-sale, net                 -        -              -               -                -         1,120           1,120
                                ----------     ----       --------        --------         --------        ------        --------

Balance at December 31, 1996    19,837,500     $198       $193,934        $110,412         $(25,942)       $1,999        $280,601
                                ==========     ====       ========        ========         ========        ======        ========

NINE MONTHS ENDED
DECEMBER 31, 1995
-----------------------------

Balance at March 31, 1995                -        -              -        $108,122                -        $  (69)       $108,053

Net earnings                             -        -              -           1,154                -             -           1,154

Changes in unrealized gains
 (losses) on securities
 available-for-sale, net                 -        -              -               -                -         1,442           1,442
                                ----------     ----       --------        --------         --------        ------        --------

Balance at December 31, 1995             -     $  -       $      -        $109,276         $      -        $1,373        $110,649
                                ==========     ====       ========        ========         ========        ======        ========

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                         DECEMBER 31,
                                                                                                 ------------------------------
                                                                                                     1996              1995
                                                                                                 -----------        -----------
Cash flows from operating activities:
  Net earnings..................................................................................  $     224              1,154
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Amortization of premiums (discounts) on loans, investments and
      mortgage-backed securities................................................................        (55)            (1,206)
    Amortization of deferred loan origination fees..............................................     (1,114)            (1,080)
    Loan fees collected.........................................................................       (180)               371
    Dividends on FHLB stock.....................................................................     (1,452)              (509)
    Provisions for losses on:
      Loans.....................................................................................     10,662              7,473
      Real estate...............................................................................     (1,046)               695
    Net (gain) loss on sales of loans, mortgage-backed securities available-for-sale,
      real estate and property and equipment....................................................       (503)                (6)
    Depreciation and amortization of property and equipment.....................................      2,313              2,474
    Loans originated for sale...................................................................     (7,494)            (4,236)
    Proceeds from sale of loans held for sale...................................................     10,990              3,962
    Proceeds from sale of loans held for accelerated disposition................................          -              6,080
    Amortization of ESOP shares.................................................................      1,448                  -
  (Increase) decrease in:
    Accrued expenses and other liabilities......................................................      7,797             (1,240)
    Accrued interest receivable.................................................................     (4,020)            (1,638)
    Prepaid expenses and other assets...........................................................     11,642              1,541
                                                                                                  ---------           --------
        Net cash provided by operating activities...............................................     29,212             13,835
                                                                                                  ---------           --------
Cash flows from investing activities:
    Net (purchase) maturities of long-term certificates of deposit..............................        190            (10,000)
    Loans originated for investment.............................................................   (404,390)          (206,693)
    Increase in construction loans in process...................................................     20,610              6,041
    Purchases of loans held for investment......................................................    (28,417)            (9,303)
    Principal payments on loans.................................................................    168,135            135,220
    Principal payments on mortgage-backed securities held-to-maturity...........................      1,262             19,951
    Principal payments on mortgage-backed securities available-for-sale.........................     44,510                  -
    Purchases of investments held-to-maturity...................................................          -            (39,559)
    Purchases of investment securities available-for-sale.......................................    (61,515)           (74,410)
    Purchases of FHLB stock.....................................................................     (9,156)                 -
    Purchase of mortgage-backed securities held-to-maturity.....................................          -            (31,952)
    Purchases of mortgage-backed securities available-for-sale..................................   (441,473)                 -
    Proceeds from maturities of investment securities...........................................     26,400            111,612
    Proceeds from maturities of investment securities available-for-sale........................      2,152             12,000

(Continued)

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                         DECEMBER 31,
                                                                                                 ------------------------------
                                                                                                     1996              1995
                                                                                                 -----------        -----------
 Proceeds from sale of mortgage-backed securities available-for-sale...........................   $   10,059                 -
 Investment in real estate.....................................................................       (1,020)             (471)
 Proceeds from sale of real estate.............................................................        8,350             7,680
 Purchases of property and equipment...........................................................       (3,512)           (1,205)
 Proceeds from sale of property and equipment..................................................          129                21
                                                                                                  ----------          --------
   Net cash used in investing activities.......................................................     (667,686)          (81,068)
                                                                                                  ----------          --------
Cash flows from financing activities:
 Proceeds from FHLB advances and other borrowings..............................................    1,026,200           337,202
 Repayment of FHLB advances and other borrowings...............................................     (510,922)         (261,914)
 Net change in deposits........................................................................        1,057             4,344
 Repurchase of shares for deferred compensation................................................      (11,262)                -
                                                                                                  ----------          --------
    Net cash provided by financing activities..................................................      505,073            79,632
                                                                                                  ----------          --------
    Net (decrease) increase in cash and cash equivalents.......................................     (133,401)           12,399
Cash and cash equivalents, beginning of period.................................................      175,904            30,098
                                                                                                  ----------          --------
Cash and cash equivalents, end of period.......................................................   $   42,503            42,497
                                                                                                  ==========          ========

Supplemental information:
  Interest paid, including interest credited...................................................   $   65,444            65,558
  Income taxes paid............................................................................        1,838             2,230
  Non-cash investing and financing activities:
    Change in unrealized gain (loss) on securities available-for-sale..........................       (1,931)           (2,263)
    Net transfers from loans receivable to real estate.........................................        8,568             8,899
    Loans originated for the sale of real estate acquired in settlement of loans...............          810             2,668

See accompanying notes to unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1) Basis of Consolidation

Effective March 28, 1996, pursuant to a plan of conversion, Pomona First Federal Savings and Loan Association (the Association) converted from a federally chartered mutual savings and loan association to Pomona First Federal Bank & Trust (the Bank), a federally chartered stock savings bank. PFF Bancorp, Inc. (the Bancorp) was incorporated under Delaware law in October 1995 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as a part of the Bank's conversion. Any references to financial information for periods before March 28, 1996, refer to the Association prior to conversion.

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and subsidiary (the Company) PFF Bank & Trust. The Company's business is conducted primarily through PFF Bank & Trust and subsidiary, Pomona Financial Services, Inc. Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. and PFF Insurance Service. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1997.

(2) Recent Accounting Pronouncements

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights," an amendment to Statement of Financial Accounting Standards No. 65. SFAS 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost basis of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based upon their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based upon the fair value of those rights on a stratified basis with any impairment recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights are stratified based upon one or more of the predominate risk characteristics of the underlying loans such as loan type, size, note rate, date of origination, term and/or geographic location. SFAS 122 was effective for fiscal years beginning after December 15, 1995. The implementation of this standard as of April 1, 1996 did not have a material effect on the Company's operations.

                        PFF BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

(3) Subsequent Event

On January 8, 1997, the Office of Thrift Supervision approved the Company's application to repurchase 5% (991,875 shares) of its outstanding common stock. All of these shares were repurchased on January 24, 1997 at $14.94 per share.

                        PFF BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Company for the three and nine months ended December 31, 1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                                1996                                          1995
                                                 -----------------------------------           ----------------------------------
                                                   AVERAGE                  AVERAGE              AVERAGE                 AVERAGE
                                                   BALANCE    INTEREST    YIELD/COST             BALANCE    INTEREST   YIELD/COST
                                                 ----------   --------    ----------           ----------   --------   ----------
ASSETS:
 Interest-earning assets
   Interest-earning deposits and
     short-term investments                      $   24,559    $   329       5.31%             $   23,501   $   406       6.91%
   Investment securities, net(1)(2)                  65,440      1,126       6.83                  42,248       666       6.25
   Mortgage-backed securities,
     net (1)(5)                                     528,340      9,067       6.86                 169,786     3,031       7.14
   Loans receivable, net(3)(4)                    1,797,242     33,973       7.56               1,573,955    30,345       7.71
   FHLB stock                                        25,719        317       4.93                  14,683       211       5.75
                                                 ----------   --------                         ----------   -------
     Total interest-earning assets                2,441,300     44,812       7.34               1,824,173    34,659       7.60
                                                              --------                                      -------
 Non-interest-earning assets                         79,256                                        85,143
                                                 ----------                                    ----------
     Total assets                                $2,520,556                                    $1,909,316
                                                 ==========                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Interest-bearing liabilities
   Passbook accounts                             $  191,649      1,396       2.89              $  165,536       970       2.33
   Money market savings accounts                    123,226      1,104       3.55                 106,329       690       2.57
   NOW and other demand deposit accounts            128,149        266       0.82                 127,468       292       0.91
   Certificate accounts                           1,240,664     17,334       5.54               1,280,451    18,927       5.86
                                                 ----------   --------                         ----------   -------
     Total deposits                               1,683,688     20,100       4.74               1,679,784    20,879       4.93
                                                 ----------   --------                         ----------   -------
   FHLB advances and other borrowings               513,366      7,496       5.79                  87,661     1,292       5.85
   Other                                              3,905         12       1.22                   4,278        16       1.48
                                                 ----------   --------                         ----------   -------
     Total borrowed funds                           517,271      7,508       5.76                  91,939     1,308       5.64
                                                 ----------   --------                         ----------   -------
     Total interest-bearing liabilities           2,200,959     27,608       4.98               1,771,723    22,187       4.97
                                                              --------                         ----------   -------
 Non-interest-bearing liabilities                    32,181                                        28,132
                                                 ----------                                      --------
     Total liabilities                            2,233,140                                     1,799,855
 Stockholders' equity                               287,416                                       109,461
                                                 ----------                                      --------
     Total liabilities and stockholders'
       equity                                    $2,520,556                                    $1,909,316
                                                 ==========                                    ==========
 Net interest income before provision for
   loan losses                                                 $17,204                                      $12,472
                                                               =======                                      =======
 Net interest rate spread(6)                                                 2.36                                         2.63
 Net interest margin(7)                                                      2.82                                         2.73

 Ratio of interest-earning assets to
   interest-bearing liabilities                     110.92%                                       102.96%

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



_______________________________
(1) Includes assets available for sale and held-to-maturity and unamortized discounts and premiums.
(2) Included in the average balance of investment securities for the three months ended December 31, 1996 and 1995 are average investment securities held-to-maturity of $3.5 million and $42.2 million, respectively. Interest income recognized on investment securities held-to-maturity during these periods was $58,000 and $666,000, respectively, resulting in average yields of 6.52% and 6.25%, respectively. Yields on average investment securities have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for three months ended December 31, 1996 and 1995, are average loans held for sale of $2.5 million and $685,000, respectively. Interest income recognized on loans held for sale during these periods was $42,000 and $13,000, respectively, resulting in average yields of 6.82% and 7.63% respectively.
(5) Included in the average balance of mortgage-backed securities, net for the three months ended December 31, 1996 and 1995 are average mortgage-backed securities held-to-maturity of $5.9 million and $116.5 million, respectively. Interest income recognized on mortgage backed securities held-to-maturity during these periods was $107,000 and $2.1 million, respectively, resulting in average yields of 7.22% and 7.18%, respectively.
(6) Net interest rate spread represents the difference between the yield on interest-earnings assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


AVERAGE BALANCE SHEETS

                                                                             NINE MONTHS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                                1996                                          1995
                                                 -----------------------------------           ----------------------------------
                                                   AVERAGE                  AVERAGE              AVERAGE                 AVERAGE
                                                   BALANCE    INTEREST    YIELD/COST             BALANCE    INTEREST   YIELD/COST
                                                 ----------   --------    ----------           ----------   --------   ---------
ASSETS:
 Interest-earning assets
   Interest-earning deposits and
     short-term investments                      $   36,130   $  1,517       5.57%             $   22,914   $    916       5.31%
   Investment securities, net(1)(2)                  53,469      2,800       6.95                  49,245      2,321       6.26
   Mortgage-backed securities,
     net (1)(5)                                     369,350     19,018       6.87                 156,468      8,321       7.09
   Loans receivable, net(3)(4)                    1,722,134     98,380       7.62               1,572,267     89,187       7.56
   FHLB stock                                        19,492        818       5.60                  14,506        552       5.07
                                                 ----------   --------                         ----------    -------
     Total interest-earning assets                2,200,575    122,533       7.42               1,815,400    101,297       7.44
                                                              --------                                       -------
 Non-interest-earning assets                         78,748                                        77,488
                                                 ----------                                    ----------
     Total assets                                $2,279,323                                    $1,892,888
                                                 ==========                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Interest-bearing liabilities
   Money market savings accounts                 $  103,370      2,562       3.29              $  116,479      2,140       2.44
   Passbook accounts                                196,247      4,285       2.90                 156,773      2,730       2.31
   NOW accounts                                     131,572        820       0.83                 123,494        855       0.92
   Certificate accounts                           1,239,822     51,815       5.55               1,276,640     56,490       5.87
                                                 ----------   --------                         ----------    -------
     Total deposits                               1,671,011     59,482       4.72               1,673,386     62,215       4.93
                                                 ----------   --------                         ----------    -------
   FHLB advances and other borrowings               279,082     12,584       5.98                  85,038      3,836       5.99
   Other                                              2,992         38       1.69                   3,548         87       3.25
                                                 ----------   --------                         ----------    -------
     Total borrowed funds                           282,074     12,622       5.94                  88,586      3,923       5.88
                                                 ----------   --------                         ----------    -------
     Total interest-bearing liabilities           1,953,085     72,104       4.90               1,761,972     66,138       4.98
                                                              --------                         ----------    -------
 Non-interest-bearing liabilities                    36,836                                        21,919
                                                 ----------                                    ----------
     Total liabilities                            1,989,921                                     1,783,705
 Stockholders' equity                               289,402                                       109,183
                                                 ----------                                    ----------
     Total liabilities and stockholders'
       equity                                    $2,279,323                                    $1,892,888
                                                 ==========                                    ==========
 Net interest income before provision for
   loan losses                                                $ 50,429                                      $ 35,159
                                                              ========                                      ========
 Net interest rate spread(6)                                                 2.52                                          2.46
 Net interest margin(7)                                                      3.06                                          2.58

 Ratio of interest-earning assets to
   interest-bearing liabilities                     112.67%                                       103.03%

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



_______________________________
(1) Includes assets available for sale and held-to-maturity and unamortized discounts and premiums.
(2) Included in the average balance of investment securities for the nine months ended December 31, 1996 and 1995 are average investment securities held-to-maturity of $11.5 million and $45.9 million, respectively. Interest income recognized on investment securities held-to-maturity during these periods was $496,000 and $2.1 million, respectively, resulting in average yields of 5.85% and 6.19%, respectively. Yields on average investment securities have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for nine months ended December 31, 1996 and 1995, are average loans held for sale of $4.6 million and $381,000 respectively. Interest income recognized on loans held for sale during these periods was $247,000 and $22,000, respectively, resulting in average yields of 7.13% and 7.76%, respectively.
(5) Included in the average balance of mortgage-backed securities, net for the nine months ended December 31, 1996 and 1995 are average mortgage-backed securities held-to-maturity of $6.3 million and $138.7 million, respectively. Interest income recognized on mortgage backed securities held-to-maturity during these periods was $341,000 and $7.4 million resulting in average yields of 7.23% and 7.09%, respectively.
(6) Net interest rate spread represents the difference between the yield on interest-earnings assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.

                        PFF BANCORP, INC. AND SUBSIDIARY
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                  (CONTINUED)



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

                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                DECEMBER 31, 1996                         DECEMBER 31, 1996
                                           COMPARED TO DECEMBER 31, 1995           COMPARED TO DECEMBER 31, 1995
                                                INCREASE (DECREASE)                    INCREASE (DECREASE)
                                         ----------------------------------      -----------------------------------
                                          VOLUME         RATE        NET           VOLUME       RATE          NET
                                         -------      ---------    --------      --------     ---------     --------
                                                                 (Dollars in thousands)
INTEREST-EARNING ASSETS:
Interest-earning deposits and short-
  term investments                       $    18      $   (95)     $   (77)      $   528      $     73       $   601
Investment securities, net(1)(2)             366           94          460           199           280           479
Mortgage-backed securities(1)(4)           6,401         (365)       6,036        12,075        (1,378)       10,697
Loans receivable, net(3)                   4,305         (677)       3,628         8,501           692         9,193
FHLB stock                                   160          (54)         106           189            77           266
                                         -------      -------      -------       -------      --------       -------
  Total interest-earning assets          $11,250      $(1,097)     $10,153       $21,492      $   (256)      $21,236
                                         -------      -------      -------       -------      --------       -------

INTEREST-BEARING LIABILITIES:

Passbook accounts                        $   153      $   273      $   426       $   687      $    868       $ 1,555
Money market savings accounts                110          304          414          (242)          664           422
NOW & other demand deposit accounts            2          (28)         (26)           56           (91)          (35)
Certificate accounts                        (588)      (1,005)      (1,593)       (2,067)       (2,608)       (4,675)
FHLB advances and other borrowings         5,699          505        6,204         8,753            (5)        8,748
Other                                         (1)          (3)          (4)          (14)          (35)          (49)
                                         -------      -------      -------       -------      --------       -------
  Total interest-bearing liabilities       5,375           46        5,421         7,173        (1,207)        5,966
                                         -------      -------      -------       -------      --------       -------
Change in net interest income            $ 5,875      $(1,143)     $ 4,732       $14,319      $    951       $15,270
                                         =======      ========     =======       =======      ========       =======

-----------------
(1)  Includes assets held-to-maturity.
(2) Included in the (decrease) in interest income on investment securities, net for the three and nine months ended December 31, 1996 compared to 1995 are (decreases) in interest income on investment securities held-to-maturity attributable to volume and rate of ($610,000) and $2,000, and ($1.6 million) and ($29,000), respectively.
(3) Included in the increases in interest income on loans receivable, net for the three and nine months ended December 31, 1996 compared to 1995 are increases/(decreases) in interest income on loans held for sale attributable to volume and rate of $34,000 and ($5,000) and $247,000 and ($22,000), respectively.
(4) Included in the increase in interest income on mortgage-backed securities, net for the three and nine months ended December 31, 1996 compared to 1995 are increases/(decreases) in interest income on mortgage-backed securities held-to-maturity attributable to volume and rate of ($2.0 million) and $1,000 and ($7.0 million) and $7,000, respectively.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND
--------------------------------------------------------------------------------
1995
----

GENERAL
-------

The Company recorded net earnings of $2.2 million or $0.12 per share for the three months ended December 31, 1996 compared to a net loss of $71,000 for the comparable period of 1995.

Net interest income was $17.2 million for the three months ended December 31, 1996 compared to $12.5 million for the comparable period of 1995. The increase resulted in part, from an increase in the ratio of average interest-earning assets to average interest-bearing liabilities as the proceeds from the Company's March 1996 initial public offering of common stock were invested into interest-earning assets. Also contributing to the increase in net interest income was the net interest rate spread earned on the additional growth in both interest-earning assets and interest-bearing liabilities. The increase in net interest income from these two factors was partially offset by a decrease in average interest rate spread. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 110.92% for the three months ended December 31, 1996 compared to 102.96% for the comparable period of 1995. Average interest rate spread was 2.36% for the three months ended December 31, 1996 compared to 2.63% for the comparable period of 1995. Net interest margin was 2.82% for the three months ended December 31, 1996 compared to 2.73% for the comparable period of 1995.

Provision for loan losses was $2.9 million for the three months ended December 31, 1996 compared to $4.3 million for the comparable period of 1995.

Total non-interest income was $2.5 million for the three months ended December 31, 1996 compared to $2.2 million for the comparable period of 1995. Total non-interest expense increased from $10.4 million for the three months ended December 31, 1995 to $12.8 million for the comparable period of 1996 due principally to the expenses associated with the Company's stock-based incentive plans and non-recurring expenses associated with the Bank's transition of its EDP systems to a new third party service provider in October 1996.

INTEREST INCOME
---------------

Interest income was $44.8 million for the three months ended December 31, 1996 compared to $34.7 million for the comparable period of 1995. The increase was attributable to a $617.1 million increase in average interest-earning assets from $1.82 billion for the three months ended December 31, 1995 to $2.44 billion for the comparable period of 1996. The weighted average yield on interest-earning assets decreased from 7.60% for the three months ended December 31, 1995 to 7.34% for the comparable period of 1996. The increase in average interest-earning assets was due principally to a $223.3 million increase in the average balance of loans receivable from $1.57 billion for the three months ended December 31, 1995 to $1.80 billion for the comparable period of 1996, coupled with a $358.6 million increase in the average balance of mortgage-backed securities (MBS) from $169.8 million for the three months ended December 31, 1995 to $528.3 million for the comparable period of 1996. The average yield on loans receivable was 7.56% for the three months ended December 31, 1996 compared to 7.71% for the comparable period of 1995.

The Bank has increased its emphasis on the origination of mortgages which provide higher yields than those earned on single-family residential loans tied to the Federal Home Loan Bank (FHLB) Eleventh District Cost of Funds Index
(COFI). The disbursed balance of the Bank's portfolio of construction loans totaled $63.5 million at a yield of 12.96% at December 31, 1996 compared to $50.8 million at a yield of 9.48% at December 31, 1995. The Bank has also increased the proportion of its loan portfolio comprised by ("36/6") single family residential mortgage loans which provide for a fixed rate of interest for 36 months before transitioning to a six month adjustable rate loan tied to the one-year constant maturity treasury index. At December 31, 1996, the Bank's portfolio of these loans totaled $212.9 million at an average yield of 7.19% compared to $ 50.3 million at an average yield of 7.14% at December 31, 1995. Unlike the typical COFI based adjustable-rate loans originated by the Bank, these "36/6" loans are not originated with lower introductory rates. The increase in yield on loans receivable, net attributable to the change in the composition of the loan portfolio was offset by a decrease in the COFI to which a large portion of the Company's portfolio of adjustable-rate loans are tied. For the three months ended December 31, 1996, COFI averaged 4.84% compared to 5.12% for the comparable period of 1995.

The average yield on MBS was 6.86% for the three months ended December 31, 1996 compared to 7.14% for the comparable period of 1995. The decrease in the yield on MBS reflects the impact of the change in the composition of the Company's MBS portfolio to include a higher proportion of adjustable-rate and balloon maturity securities. At December 31, 1996, adjustable-rate or balloon MBS comprised 74.9% of the total MBS portfolio compared to 56.8% at December 31, 1995.

The increase in the average yield on investment securities from 6.25% for the three months ended December 31, 1995 to 6.83% for the comparable period of 1996 reflects a change in the average stated final maturity of the portfolio from 3 months at December 31, 1995 to 12.7 years at December 31, 1996 as the Company continues to seek to increase net interest income without incurring undue interest rate or credit risk. Excluding the four collateralized mortgage obligations with carrying values totaling $26.7 million at December 31, 1996, which are expected to experience some degree of prepayments, which would shorten their stated final maturities, the average stated final maturity of the investment securities portfolio at December 31, 1996 would decline from 12.7 to
3.9 years.

INTEREST EXPENSE
----------------

Interest expense was $27.6 million for the three months ended December 31, 1996 compared to $22.2 million for the comparable period of 1995. The increase was attributable to a $429.2 million increase in the average balance of interest-bearing liabilities from $1.77 billion for the three months ended December 31, 1995 to $2.20 billion for the comparable period of 1996. The cost of average interest-bearing liabilities was 4.98% for the three months ended December 31, 1996 compared to 4.97% for the comparable period of 1995. The increase in average interest-bearing liabilities was due to a $425.7 million increase in the average balance of FHLB advances and other borrowings from $87.7 million for the three months ended December 31, 1995 to $513.4 million for the comparable period of 1996. The increase in FHLB advances and other borrowings was due to the Company's strategy of utilizing both wholesale and retail sources of funding to achieve its strategic growth objectives. The average balance of deposits was $1.68 billion for the three months ended December 31, 1996, an increase of $3.9 million from the comparable period of 1995. The stability in the weighted average cost of interest-bearing liabilities reflects the net impact of an upward bias caused by the Bank's increased use of FHLB advances and other borrowings offset by the impact of the decrease in average cost of deposits. For the three months ended December 31, 1996, the average cost of FHLB advances and other borrowings was 5.79% compared to 5.85% for the comparable period of 1995. The decrease in the average cost of deposits reflects the Bank's effort to increase the proportion of its deposit base comprised by money market, passbook and NOW and other demand deposit accounts. For the three months ended December 31, 1996 the average balance of these lower cost accounts represented 26.3% of average total deposits compared to 23.8% for the comparable period of 1995.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $2.9 million for the three months ended December 31, 1996 compared to $4.3 million for the comparable period of 1995 primarily reflecting a gradual improvement in the level of non-performing loans and management's determination regarding the adequacy of the level of allowance for loan losses. See "Comparison of Financial Condition at December 31, 1996 and March 31, 1996."

NON-INTEREST INCOME
-------------------

Non-interest income was $2.5 million or 0.39% of average assets for the three months ended December 31, 1996 compared to $2.2 million or 0.45% of average assets for the comparable period of 1995. Savings fees and charges were $1.1 million for the three months ended December 31, 1996 compared to $877,000 for the comparable period of 1995. Sales of non-deposit investment products generated $239,000 of fee income for the three months ended December 31, 1996 compared to $298,000 for the comparable period of 1995. Trust fee income was $344,000 for the three months ended December 31, 1996 compared to $339,000 for the comparable period of 1995. Assets under custody by the Bank's trust department were $189.6 million at December 31, 1996 compared to $191.0 million at December 31, 1995.

NON-INTEREST EXPENSE
--------------------

Non-interest expense was $12.8 million for the three months ended December 31, 1996 compared to $10.4 million for the comparable period of 1995. General and administrative expense was $12.3 million or 1.95% of average assets for the three months ended December 31, 1996 compared to $10.2 million or 2.13% of average assets for the comparable period of 1995. Compensation and benefits expense was $5.9 million for the three months ended December 31, 1996 compared to $4.6 million for the comparable period of 1995. The $1.3 million increase in compensation and benefits was due principally to the addition of $529,000 of expense associated with the allocation of shares under the Company's ESOP and $530,000 of expense for the 1996 Incentive Plan under which stock has been granted to key officers and directors subject to the Company achieving certain performance levels. Other non-interest expense was $3.0 million for the three months ended December 31, 1996 compared to $2.6 million for the comparable period of 1995 due to $570,000 of non-recurring expenses associated with the Bank's transition of its EDP systems to new third party providers in October 1996. Marketing and professional services expense was $805,000 for the three months ended December 31, 1996 compared to $449,000 for the comparable period of 1995 due to an increase in marketing expense associated with the Bank's increased focus on promoting its business banking products and services and professional expenses incurred in connection with the Company's operating as a public entity beginning in March, 1996.

Real estate operations, net expense was $507,000 for the three months ended December 31, 1996 compared to $268,000 for the comparable period of 1995. The results for the three months ended December 31, 1996 reflect a loss of the sale of REO of $55,000 compared to a gain on the sale of REO of $204,000 for the comparable period of 1995.

INCOME TAXES
------------

Income tax expense was $1.7 million for the three months ended December 31, 1996 compared to a benefit of $20,000 for the comparable period of 1995.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND
-------------------------------------------------------------------------------
1995
----

GENERAL
-------

The Company recorded net earnings of $224,000 or $0.01 per share for the nine months ended December 31, 1996 compared to net earnings of $1.2 million for the comparable period of 1995.

Net interest income was $50.4 million for the nine months ended December 31, 1996 compared to $35.2 million for the comparable period of 1995. The increase resulted from an increase in the ratio of average interest-earning assets to average interest-bearing liabilities as the proceeds from the Company's March 1996 initial public offering of common stock were invested into interest-earning assets. Also contributing to the increase in net interest income was the net interest rate spread earned on the additional growth in both interest-earning assets and interest-bearing liabilities and an increase in average interest rate spread. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 112.67% for the nine months ended December 31, 1996 compared to 103.03% for the comparable period of 1995. Average interest rate spread was 2.52% for the nine months ended December 31, 1996 compared to 2.46% for the comparable period of 1995. Net interest margin was 3.06% for the nine months ended December 31, 1996 compared to 2.58% for the comparable period of 1995.

Provision for loan losses was $10.7 million for the nine months ended December 31, 1996 compared to $7.4 million for the comparable period of 1995.

Total non-interest income was $7.6 million for the nine months ended December 31, 1996 compared to $6.0 million for the comparable period of 1995. Total non-interest expense increased from $31.6 million for the nine months ended December 31, 1995 to $45.8 million for the comparable period of 1996 due principally to the $10.9 million special assessment to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (SAIF) recorded in September 1996.

INTEREST INCOME
---------------

Interest income was $122.5 million for the nine months ended December 31, 1996 compared to $101.3 million for the comparable period of 1995. The increase was attributable to a $385.2 million increase in average interest-earning assets from $1.82 billion for the nine months ended December 31, 1995 to $2.20 billion for the comparable period of 1996 partially offset by a decline in the yield on average interest-earning assets from 7.44% for the nine months ended December 31, 1995 to 7.42% for the comparable period of 1996. The increase in average interest-earning assets was due to a $149.9 million increase in the average balance of loans receivable from $1.57 billion for the nine months ended December 31, 1995 to $1.72 billion for the comparable period of 1996, coupled with a $212.9 million increase in the average balance of MBS from $156.5 million for the nine months ended December 31, 1995 to $369.4 million for the comparable period of 1996. The average yield on loans receivable was 7.62% for the nine months ended December 31, 1996 compared to 7.56% for the comparable period of 1995. Included in interest income on loans receivable for the nine months ended December 31, 1995 is $860,000 of income applicable to a non-recurring adjustment of the amortization of loan fees.

Without this non-recurring item, the average yield on loans receivable for the nine months ended December 31, 1995 would have been 7.49% and the average yield on interest-earning assets for the nine months ended December

31, 1995 would have been 7.38%. The increase in yield resulting from the Bank's increased emphasis on originating higher yielding mortgage loans was partially offset by a decrease in COFI. COFI in effect for the nine months ended December 31, 1996 averaged 4.83% compared to 5.11% for the comparable period of 1995. The yield on MBS was 6.87% for the nine months ended December 31, 1996 compared to 7.09% for the comparable period of 1995. This decline is attributable to change in composition noted in the three month discussion. The increase in the yield on investment securities from 6.26% for the nine months ended December 31, 1995 to 6.95% for the comparable period of 1996 reflects the change in the average stated final maturity of the portfolio.

INTEREST EXPENSE
----------------

Interest expense was $72.1 million for the nine months ended December 31, 1996 compared to $66.1 million for the comparable period of 1995. The average balance of interest-bearing liabilities increased $191.1 million from $1.76 billion for the nine months ended December 31, 1995 to $1.95 billion for the comparable period of 1996 creating an increase in interest expense due to increases in volume of $7.2 million. This increase in interest expense was partially offset by a $1.2 million decrease in interest expense caused by a decrease in the weighted average cost of interest-bearing liabilities from 4.98% for the nine months ended December 31, 1995 to 4.90% for the comparable period of 1996. The increase in average interest-bearing liabilities was due to a $194.0 million increase in the average balance of FHLB advances and other borrowings from $85.0 million for the nine months ended December 31, 1995 to $279.1 million for the comparable period of 1996 in connection with the Company's strategy of utilizing both wholesale and retail sources of funding to achieve its strategic growth objectives. The average balance of deposits was $1.67 billion for the nine months ended December 31, 1996, a decrease of $2.4 million from the comparable period of 1995. The decrease in the Company's weighted average cost of interest-bearing liabilities reflects the impact of a decline in the general level of interest rates as reflected in COFI, partially offset by the higher cost associated with an increased use of FHLB advances and other borrowings. For the nine months ended December 31, 1996, the average cost of deposits was 4.72% compared to 4.93% for the comparable period of 1995. For the nine months ended December 31, 1996, the average cost of FHLB advances and other borrowings was 5.98% compared to 5.99% for the comparable period of 1995.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $10.7 million for the nine months ended December 31, 1996 compared to $7.4 million for the comparable period of 1995. While the level of non-performing assets has improved slightly during the nine months ended December 31, 1996, the Company has continued to emphasize building its allowance for loan losses. See "Comparison of Financial Condition at December 31, 1996 and March 31, 1996."

NON-INTEREST INCOME
-------------------

Non-interest income was $7.6 million or 0.44% of average assets for the nine months ended December 31, 1996 compared to $6.0 million or 0.42% of average assets for the comparable period of 1995. Savings fees and charges were $3.4 million for the nine months ended December 31, 1996 compared to $2.6 million for the comparable period of 1995. Sales of non-deposit investment products generated $1.1 million of fee income in the nine months ended December 31, 1996 compared to $504,000 in the comparable period of 1995 as the Bank increased its sales efforts in this area. Trust fee income was $1.1 million for both nine month periods.

NON-INTEREST EXPENSE
--------------------

Non-interest expense was $45.8 million for the nine months ended December 31, 1996 compared to $31.6 million for the comparable period of 1995. General and administrative expense was $35.5 million or 2.08% of average assets for the nine months ended December 31, 1996 compared to $30.3 million or 2.14% of average assets for the comparable period of 1995. Compensation and benefits expense was $16.6 million for the nine months ended December 31, 1996 compared to $14.3 million for the comparable period of 1995, due principally to the addition of $1.4 million of expense associated with the allocation of shares under the Company's ESOP and $530,000 of expense associated with the 1996 Incentive Plan. Other non-interest expense increased to $8.9 million for the nine months ended December 31, 1996 compared to $7.2 million for the comparable period of 1995 due to $787,000 of non-recurring expenses associated with the Bank's EDP conversion, inclusion of a $350,000 non-recurring legal judgement, a $400,000 accrual for the interest portion of a possible adverse California franchise tax settlement and approximately $300,000 of forms, supplies and other expenses associated with the Bank's name change. Marketing and professional services expense was $2.3 million for the nine months ended December 31, 1996 compared to $1.3 million for the comparable period of 1995 due principally to an increase in marketing expense associated with the promotion of the name change of the Bank and the Bank's increased focus on business banking and professional expenses incurred in connection with the Company's operating as a public entity.

Real estate operations, net reflects income of $558,000 for the nine months ended December 31, 1996 compared to expense of $1.3 million for the comparable period of 1995. The results for the nine months ended December 31, 1996 reflect a $1.4 million reduction in the allowance for real estate losses based upon updated property valuations.

INCOME TAXES
------------

Income tax expense was $1.3 million for the nine months ended December 31, 1996 compared to $921,000 for the comparable period of 1995. Income tax expense for the nine months ended December 31, 1996 includes a $470,000 expense accrual for the tax portion of the possible adverse California franchise tax settlement recorded in September 1996, as well as a year to date $113,000 accrual for Delaware corporate tax.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND MARCH 31, 1996
-------------------------------------------------------------------------

Total assets increased $516.5 million or 25.7% to $2.52 billion at December 31, 1996 from $2.01 billion at March 31, 1996 due to strong growth in loans receivable and MBS. Loans receivable, net increased $225.5 million to $1.80 billion at December 31, 1996 from $1.57 billion at March 31, 1996. Loan originations for the nine months ended December 31, 1996 were $411.9 million, compared to $210.9 million for the comparable period of 1995. Non-performing loans declined from $23.0 million or 1.41% of gross loans at March 31, 1996 to $21.8 million or 1.16% of gross loans at December 31, 1996. Non-performing assets, which includes foreclosed real estate, net of specific allowances, increased slightly from $29.7 million or 1.48% of total assets at March 31, 1996 to $31.1 million or 1.23% of total assets at December 31, 1996. The $1.4 million increase in non-performing assets was attributable to the $1.4 million reduction in the unallocated allowance for losses on foreclosed real estate in June, 1996. Troubled-debt restructured loans increased from $13.8 million at March 31, 1996 to $18.0 million at December 31, 1996. The increase in troubled debt restructured loans is comprised of six loans totaling $2.2 million secured by commercial real estate and 17 loans totaling $2.0 million secured by one-to-four family residential real estate.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including the level of non-performing loans, current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At December 31, 1996, the Bank's allowance for loan losses was $27.0 million or 1.44% of gross loans compared to $19.7 million or 1.21% of gross loans at March 31, 1996. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three and nine months ended December 31, 1996.

                                           Three months        Nine months
                                               ended              ended
                                        December 31, 1996    December 31, 1996
                                        -----------------   ------------------
    Beginning balance                        $25,658              $19,741
    Provision for loan losses                  2,896               10,662
    Charge-offs, net                          (1,587)              (3,436)
                                             -------              -------
    Ending balance                           $26,967              $26,967
                                             =======              =======

MBS increased $388.2 million to $520.9 million at December 31, 1996 from $132.7 million at March 31, 1996 and cash and cash equivalents decreased $133.4 million to $42.5 million at December 31, 1996 from $175.9 at March 31, 1996 as a portion of the proceeds from the Company's stock offering, which were initially placed into short-term investments, were invested in MBS and the Company continued its strategy of increasing net interest income through increasing its investment in MBS.

Total liabilities increased $524.9 million or 30.5% to $2.24 billion at December 31, 1996 from $1.72 billion at March 31, 1996. Deposits remained stable between March 31 and December 31, 1996 at $1.68 billion through December 31, 1996, while FHLB advances and other borrowings increased $515.3 million to $535.0 million at December 31, 1996 from $19.7 million at March 31, 1996. FHLB advances were utilized to fund the growth in loans receivable and the increase in MBS during the nine months ended December 31, 1996.

Total stockholders' equity was $280.6 million at December 31, 1996 compared to $289.1 million at March 31, 1996. The $8.5 million decrease in stockholders' equity is comprised of a $9.8 million increase in unearned stock based compensation, offset by an increase of $224,000 arising from the net earnings for the nine months ended December 31, 1996, and a $1.1 million increase arising from a change in the unrealized gains on securities available-for-sale. The $9.8 million increase in unearned stock based compensation is comprised of an $11.3 million increase attributable to the purchase of 793,500 shares of the Company's common stock by the third party trustee administrator of the Company's 1996 Incentive Plan partially offset by a $1.4 million decrease attributable to the allocation of shares under the Company's ESOP.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank is subject to minimum regulatory liquidity requirements. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of deposits and short-term borrowings. The required ratios are currently 5% for total qualifying liquidity and 1% for short-term qualifying liquidity (generally those investments having maturities of one year or less). The Bank's average total and short-term liquidity ratios were 5.14% and 3.50% and 5.47% and 4.02%, respectively for the three and nine months ended December 31, 1996.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $29.2 million for the nine months ended December 31, 1996 and $13.8 million for the comparable period of 1995. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $168.1 million for the nine months ended December 31, 1996 and $135.2 million for the comparable period of 1995. Disbursements on loans originated and purchased, excluding loans originated for sale, were $ 432.8 million for the nine months ended December 31, 1996 and $216.0 million for the comparable period of 1995. Disbursements for purchases of mortgage-backed and other investment securities were $503.0 million for the nine months ended December 31, 1996 and $145.9 million for the comparable period of 1995. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $74.3 million for the nine months ended December 31, 1996 and $143.6 million for the comparable period of 1995. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net decreases in deposits were $1.1 million for the nine months ended December 31, 1996 and $4.3 million for the comparable period of 1995. The net increases in FHLB advances and other borrowings were $ 515.3 million for the nine months ended December 31, 1996 and $75.3 million for the comparable period of 1995.

At December 31, 1996, on a consolidated basis, the Company had total capital of $280.6 million or 11.11% of total assets. At December 31, 1996, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $209.1 million, or 8.53% of adjusted total assets, which is above the required level of $36.8 million, or

1.5%; core capital of $209.1 million, or 8.53% of adjusted total assets, which is above the required level of $73.5 million, or 3%, and total risk-based capital of $226.0 million or 16.75% of risk-weighted assets, which is above the required level of $107.9 million or 8%.

The Company's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1996 cash and cash equivalents totaled $42.5 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. Other sources of liquidity include MBS and other investment securities available-for-sale or maturing within one year.

At December 31, 1996, the Company had outstanding commitments to originate mortgage loans of $8.4 million and no outstanding commitments to purchase mortgage-backed securities or other investment securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 1996 totaled $1.1 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

LEGISLATIVE MATTERS
-------------------

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The SAIF recapitalization assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996.

The Funds Act also spreads the obligations for repayment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO repayment at 1.3 basis points, while SAIF deposits will be assessed a 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time. As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. The Bank's SAIF assessment for the quarter ended December 31, 1996 was 18 basis points.

The legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks.

Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

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

(a)  Exhibit 3(i) - Certificate of Incorporation of PFF Bancorp, Inc.*

     Exhibit 3(ii) - Bylaws of PFF Bancorp, Inc.*

     Exhibit 11 - Statement Re: Computation of Earnings Per Share.

     Exhibit 27.0 - Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

     None.

____________________
*Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on December 8, 1995, SEC Registration Number 33-94860.

                        PFF BANCORP, INC. AND SUBSIDIARY


                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PFF BANCORP, INC.


February 14, 1997                      /s/ LARRY M. RINEHART
-----------------                      -----------------------------------
       Date                            Larry M. Rinehart
                                       President, Chief Executive Officer
                                       and Director



February 14, 1997                      /s/ GREGORY C. TALBOTT
-----------------                      -----------------------------------
       Date                            Gregory C. Talbott
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer