Form 10-K405
period 1997-03-31
PFF BANCORP INC
filed 1997-06-30
CIK 1004969

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                    For the fiscal year ended March 31, 1997

                          Commission File No.: 0-27404

                               PFF BANCORP, INC.
             (exact name of registrant as specified in its charter)

           DELAWARE                                       95-4561623
     (State or other jurisdiction of               (I.R.S. Employer I.D. No.)
     incorporation or organization)

               350 SOUTH GAREY AVENUE, POMONA, CALIFORNIA  91766
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (909) 623-2323 Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:


                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

                             NASDAQ NATIONAL MARKET
                     (Name of exchange on which registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     X      No
                                                  ---------     -------.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $310,335,297, based upon the last sales price as quoted on The Nasdaq National Market for June 20, 1997.

     The number of shares of Common Stock outstanding as of June 20, 1997:
18,715,625

                                     INDEX

                                     PART I

                                                                  PAGE
Item 1.      Description of Business............................    1
Item 2.      Properties.........................................   41
Item 3.      Legal Proceedings..................................   44
Item 4.      Submission of Matters to a Vote of Security Holders   44

                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
              Stockholder Matters ..............................   44
Item 6.      Selected Financial Data............................   45
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............   48
Item 8.      Financial Statements and Supplementary Data........   63
Item 9.      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure............   97

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.   97
Item 11.     Executive Compensation.............................   97
Item 12.     Security Ownership of Certain Beneficial Owners
              and Management....................................   97
Item 13.     Certain Relationships and Related Transactions.....   98

                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K. . . . . . . . . . . . . . . . . . . .   99

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

GENERAL

     PFF Bancorp, Inc. (the "Bancorp") completed its initial public offering of 19,837,500 shares of common stock on March 28, 1996, in connection with the conversion of Pomona First Federal Savings and Loan Association from the mutual to stock form of ownership and the change of the Association's name to PFF Bank & Trust (the "Bank"). The Bancorp received $198.4 million from this initial public offering before offering expenses of $4.5 million. The Bancorp utilized $105.0 million of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Bank. The Bancorp is headquartered in Pomona, California and its principal business currently consists of the operations of its wholly-owned subsidiary, the Bank. The Bancorp had no operations prior to March 28, 1996, and accordingly, the results of operations prior to this date reflect only those of the Bank and its subsidiaries. At March 31, 1997, on a consolidated basis, the Bancorp and the Bank, (collectively referred to as the "Company") had total assets of $2.54 billion, total deposits of $1.71 billion and total stockholders' equity of $265.5 million. The Bancorp, as a unitary savings and loan holding company, and the Bank are subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC").

     The Bank's historical focus has been attracting retail deposits from the general public in the areas surrounding its branch offices and investing on those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Bank has engaged in secondary market activities and has invested on a limited basis in multi-family mortgage, commercial real estate, construction and land, and consumer loans. The Bank has begun increasing its emphasis on attracting business deposit accounts and originating commercial business, tract
construction and consumer loans.   Loan sales come from loans held in the Bank's
portfolio designated as being held for sale or originated during the period and being so designated. The Bank generally retains all the servicing rights of loans sold. The Bank's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investments and mortgage-backed securities and to a significantly lesser extent income from loan servicing and other fees. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities and FHLB advances and other borrowings. The Bank also engages in trust activities through its trust department and offers certain annuity and mutual fund non-deposit investment products through a subsidiary. The Bank is strongly committed to utilizing emerging technologies for effective delivery of its products and services and since August 1995, has maintained an Internet site
on the World Wide Web.   In April 1997, the Bank opened a telebanking center as
a means of expanding the delivery channels for its products and services. In addition, the Bank is using a recently developed system for retail origination of real property loans utilizing laptop computers and automated uploads of application packages to its loan origination system. This new system is expected to increase efficiency and reduce processing time for loan originations. In October 1996, the Bank converted its core electronic data processing (EDP) systems from one third party service provider to a combination of new third party providers. This EDP conversion was necessary to enable the Bank to support the expanded array of consumer and business products and services that the Bank has begun offering. The costs charged to operations for the year ended March 31, 1997 associated with this EDP conversion totaled approximately $2.1 million, excluding ongoing monthly contractual charges. Capital outlays for software and hardware costs during fiscal 1997 in connection with this EDP conversion totaled approximately $1.8 million.

MARKET AREA AND COMPETITION

     The Bank is a community-oriented savings institution whose lending and deposit gathering activities are concentrated in eastern Los Angeles county, San Bernardino and Riverside counties and northern and central Orange county. The Bank also originates loans on a wholesale basis throughout Southern California and has expanded its lending markets outside of Southern California on a limited basis. The Bank's deposit gathering is concentrated in the communities surrounding its offices.

     The Bank's primary market area is highly competitive for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from savings and loan associations, mortgage banking companies, commercial banks, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

TRUST ACTIVITIES

     In January 1995, the Bank acquired the trust operations of another bank for $3.5 million. As a result of the acquisition, the Bank now has additional fiduciary responsibilities acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not the assets of the Bank and are not included in the balance sheet of the Bank. Trust fee income for the year ended March 31, 1997 was $1.4 million. See Note 18 to the Consolidated Financial Statements.

LENDING ACTIVITIES

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At March 31, 1997, the Bank had total gross loans outstanding of $1.89 billion, of which $1.50 billion were one- to four-family residential mortgage loans, or 79.4% of the Bank's total gross loans. The remainder of the portfolio consisted of $108.9 million of multi-family mortgage loans, or 5.8% of total gross loans; $137.2 million of commercial real estate loans, or 7.2 % of total gross loans; $113.2 million of construction and land loans, or 6.0 % of total gross loans; consumer loans of $26.9 million or 1.4% of total gross loans and commercial business loans of $3.1 million or 0.2% of total gross loans. At March 31, 1997, 98.2% of the Bank's mortgage loans had adjustable interest rates. Of the Bank's adjustable-rate mortgage loans, 74.1% are indexed to the 11th Federal Home Loan Bank (FHLB) District Cost of Funds Index (COFI).

     The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                           AT MARCH 31,
                            --------------------------------------------------------------------------------------------------------
                                   1997                  1996                1995                1994(1)                 1993
                            -----------------     -----------------    -----------------    -----------------    ------------------
                                      PERCENT               PERCENT              PERCENT              PERCENT               PERCENT
                                         OF                    OF                   OF                   OF                    OF
                              AMOUNT    TOTAL        AMOUNT   TOTAL      AMOUNT    TOTAL      AMOUNT    TOTAL     AMOUNT      TOTAL
                            ----------  -----     ----------  -----    ----------  -----    ----------  -----    ----------   -----
                                                                     (DOLLARS IN THOUSANDS)
Real estate:
Residential:
   One-to four-family...... $1,499,858   79.4%    $1,269,099   77.9%   $1,291,300   78.0%   $1,069,175   73.7%   $1,068,971    72.3%
   Multi-family............    108,896    5.8        114,477    7.0       119,802    7.2       123,674    8.5       136,695     9.3
 Commercial real estate....    137,169    7.2        148,300    9.1       146,746    8.9       155,976   10.8       161,223    10.9
 Construction and land.....    113,188    6.0         76,529    4.7        76,007    4.6        79,732    5.5        89,606     6.1
 Commercial................      3,100    0.2              -      -             -      -             -      -             -       -
 Consumer..................     26,931    1.4         21,853    1.3        22,606    1.3        21,425    1.5        21,243     1.4
                            ----------  -----     ----------  -----    ----------  -----    ----------  -----    ----------   -----
    Total loans, gross.....  1,889,142  100.0%     1,630,258  100.0%    1,656,461  100.0%    1,449,982  100.0%    1,477,738   100.0%
                                        =====                 =====                =====                =====                 =====

Undisbursed loan funds.....    (38,485)              (25,030)             (25,934)             (32,625)             (26,278)
Unamortized discounts, net.     (1,629)                 (803)              (1,158)                (897)              (1,341)
Deferred loan origination
 fees, net.................     (1,362)               (3,384)              (4,400)              (4,464)              (4,600)
Allowance for loan losses..    (27,721)              (19,741)             (19,294)             (11,723)              (6,391)
                            ----------            ----------           ----------           ----------           ----------
    Total loans, net.......  1,819,945             1,581,300            1,605,675            1,400,273            1,439,128
Less:
 Loans held for sale(2)....       (736)               (6,365)                   -               (4,775)              (1,494)
                            ----------            ----------           ----------           ----------           ----------
    Loans receivable, net.. $1,819,209            $1,574,935           $1,605,675           $1,395,498           $1,437,634
                            ==========            ==========           ==========           ==========           ==========

__________________
(1) Loans held for accelerated disposition at March 31, 1994 are not included in March 31, 1994 amounts.
(2) All loans held for sale were one- to-four family residential mortgage loans. Loans held for sale are stated at cost before valuation adjustments of $350 and $54 at March 31, 1996, and 1994 respectively, to reflect carrying value at lower of cost or market. Loans classified as held for sale at March 31, 1994 were transferred to loans receivable held for investment in August, 1994.

   Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans at March 31, 1997. The table does not include principal prepayments.


                                                                              AT MARCH 31, 1997
                                           ---------------------------------------------------------------------------------------

                                             ONE- TO                                                                     TOTAL
                                              FOUR-      MULTI-     COMMERCIAL     CONSTRUCTION                          LOANS
                                              FAMILY     FAMILY     REAL ESTATE      AND LAND    COMMERCIAL  CONSUMER   RECEIVABLE
                                           ----------   -------    ------------    ------------  ----------  --------   ----------
                                                                           (DOLLARS IN THOUSANDS)

Amounts due:
 One year or less.....................     $    6,011       613          11,764         111,747       2,789    15,964      148,888
 After one year:
  More than one year to three years...          3,691       601          12,476             819         311       161       18,059
  More than three years to five years.          6,744     7,957           6,203              49           -       141       21,094
  More than five years to 10 years....         22,091     9,502          28,159             321           -       367       60,440
  More than 10 years to 20 years......        140,045    33,289          68,290             139           -    10,298      252,061
  More than 20 years..................      1,321,276    56,934          10,277             113           -         -    1,388,600
                                           ----------   -------         -------         -------       -----    ------    ---------
    Total due after March 31, 1998....      1,493,847   108,283         125,405           1,441         311    10,967    1,740,254
                                           ----------   -------         -------         -------       -----    ------    ---------

     Total amount due.................      1,499,858   108,896         137,169         113,188       3,100    26,931    1,889,142
 Less:
  Undisbursed loan funds..............              -         -               -         (38,485)          -         -     (38,485)
  Unamortized discounts, net..........         (1,183)        5             (50)           (401)          -         -      (1,629)
  Deferred loan origination fees, net.            824      (277)           (457)         (1,599)          -       147      (1,362)
  Allowance for loan losses...........        (13,841)   (3,410)         (4,648)         (4,103)        (56)   (1,663)    (27,721)
                                           ----------   -------         -------         -------       -----    ------   ---------
        Total loans, net..............      1,485,658   105,214         132,014          68,600       3,044    25,415   1,819,945

  Loans held for sale.................           (736)        -               -               -           -         -        (736)
                                           ----------   -------         -------         -------       -----    ------   ---------

  Loans receivable, net...............     $1,484,922   105,214         132,014          68,600       3,044    25,415   1,819,209
                                           ==========   =======         =======         =======       =====    ======   =========

          The following table sets forth at March 31, 1997, the dollar amount of total gross loans receivable contractually due after March 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                        DUE AFTER MARCH 31, 1998
                                    -------------------------------
                                     FIXED    ADJUSTABLE     TOTAL
                                    -------  -------------  -------
                                         (DOLLARS IN THOUSANDS)
Real estate loans:

Residential:

 One- to four-family.............   $31,506    1,462,341   1,493,847
 Multi-family....................       362      107,921     108,283
Commercial real estate...........         -      125,405     125,405
Construction and land............         -        1,441       1,441
Commercial.......................         -          311         311
Consumer.........................         -       10,967      10,967
                                    -------    ---------   ---------
  Total gross loans receivable...   $31,868    1,708,386   1,740,254
                                    =======    =========   =========


          Origination, Sale, Servicing and Purchase of Loans. The Bank's mortgage lending activities are conducted primarily by loan representatives through its 23 banking branches, its loan origination center and wholesale brokers approved by the Bank and, beginning in April 1997, through telebanking center. All loans originated by the Bank, either through internal sources or through wholesale brokers are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. Loan originations have increased from $265.2 million for fiscal 1996 to $499.7 million for fiscal 1997. The increase in loan originations was a result of an improving Southern California economy and the resulting increase in sales activity of new and existing homes. The increase is also attributable in part to the rising cost of fixed-rate loans which increased demand for the Bank's adjustable-rate loan products. During the quarter ended September 30, 1996, the Bank began reducing its emphasis on the origination of one- to-four family residential mortgage loans with a corresponding increased emphasis on the origination of tract construction and commercial business loans as a means of enhancing the Bank's yield on interest-earning assets. It is the general policy of the Bank to sell all of the 15 and 30 year fixed-rate mortgage loans that it originates and retain substantially all of the adjustable-rate mortgage loans that it originates. The Bank generally utilizes 10 day Federal National Mortgage Association (FNMA) forward commitments in connection with the origination and funding of fixed-rate loans for sale. The Bank generally retains servicing of the loans sold. At March 31, 1997, the Bank was servicing $252.1 million of loans for others. See "Loan Servicing". The Bank recognizes, at the time of sale, the gain or loss on the sale of the loans based on the difference between the weighted average contractual yield of the loans sold, adjusted for normal servicing fee rates, and the yield guaranteed to the purchaser over the estimated life of the loans. At March 31, 1997, there were $736,000 of mortgage loans categorized as held for sale consisting of fixed-rate one- to four-family residential mortgage loans. To supplement loan production the Bank engages in secondary marketing activities, including the purchase of whole or participating interests in one- to four-family mortgage loans originated by other institutions based upon the Bank's investment needs and market opportunities. The Bank intends to continue to purchase various types of loans originated by other institutions both in its primary market area and to a limited extent other geographic areas throughout the country depending on market opportunities. The Bank generally purchases loans on a servicing retained by seller basis. - See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at March 31, 1997 and March 31, 1996".

The following tables set forth the Bank's loan originations, purchases, sale and principal repayments for the periods indicated:

                                                     FOR THE YEAR ENDED
                                                            MARCH 31
                                           ------------------------------------
                                              1997           1996        1995
                                           ----------     ----------   --------
                                                  (DOLLARS IN THOUSANDS)
Beginning balance(1).............          $1,580,950    1,605,675    1,400,273
Loans originated:
 One- to four-family(2)..........             354,391      179,765      325,912
 Multi-family....................               4,844        1,755        3,545
 Commercial real estate..........               2,656        6,578        9,124
 Construction and land...........             109,747       59,431       50,336
 Commercial......................               3,719            -            -
 Consumer........................              24,310       17,681       14,156
                                           ----------    ----------   ---------
   Total loans originated........             499,667      265,210      403,073
Loans purchased..................              28,417        9,303       21,678
                                           ----------    ----------   ---------
  Total..........................           2,109,034    1,880,188    1,825,024

Less:

Principal payments...............            (225,996)    (192,237)    (199,362)
Sales of loans...................             (27,019)      (9,279)      (1,315)
Securitization of loans..........                   -      (73,407)           -
Accelerated disposition of loans.                   -       (6,080)      (1,900)
Transfers to REO.................              (9,977)      (8,961)      (9,570)
Change in undisbursed loan funds              (13,695)         904        6,691
Provision for loan losses........             (13,662)     (10,895)     (13,901)
Other (3)........................               1,260          717            8
                                           ----------    ---------    ---------
Total loans......................           1,819,945    1,580,950    1,605,675
Loans held for sale, net.........                (736)      (6,015)           -
                                           ----------    ---------    ---------
Ending balance loans receivable,
 net.............................          $1,819,209    1,574,935    1,605,675
                                           ==========    =========    =========

------------------------
(1)  Includes loans held for sale.
(2) Loans classified as held for sale at March 31, 1994 were transferred to loans held for investment in August 1994.
(3) Includes net capitalization of fees, amortization of premium or discount on loans and gain or loss on sale of loans.

     One- to-Four Family Residential Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary market area, with maturities up to 40 years. Substantially all such loans are secured by properties located in the Bank's primary market area. Loan originations are obtained from the Bank's loan representatives and their contacts with the local real estate industry, existing or past customers, members of the local communities and wholesale brokers who are compensated on a fee basis.

     At March 31, 1997, the Bank's total gross loans outstanding were $1.89 billion, of which $1.50 billion or 79.4% were one- to four-family residential mortgage loans. 32.6% of such loans were classified as loans secured by non-owner-occupied properties, which are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient income to cover debt service and any operating expenses. Of the one- to four-family residential mortgage loans outstanding at that date, 97.8% were adjustable-rate loans. The Bank's one- to four-family residential adjustable-rate mortgage loans have historically been primarily indexed to COFI; however, the Bank has been increasing the origination of adjustable-rate mortgage loans indexed to other indices, including the one year Constant Maturity Treasury index (CMT) and six month London Interbank Offered Rate index (LIBOR). The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust monthly, semi-annually or annually. A portion of the Bank's adjustable-rate mortgage loans have introductory terms below the fully-indexed rate. In underwriting such loans, the Bank qualifies the borrowers based upon the fully-indexed rate. At the end of the introductory period, such loans will adjust either monthly, semi-annually or annually according to their terms. The Bank's adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. The Bank currently has a number of mortgage loan programs that may be subject to negative amortization. At March 31, 1997, the outstanding principal balances of these loans totaled $593.6 million (including $46.3 million of loans serviced by others in which the Bank has purchased a participating interest), or 39.6% of total one- to four-family residential mortgage loans. At March 31, 1997, the total outstanding negative amortization on these loans (excluding the $46.3 million of loans serviced by others) was $2.6 million. The negative amortization is generally capped at up to 110% of the original loan amount. Negative amortization involves a greater risk to the Bank because during a period of higher interest rates the loan principal may increase above the amount originally advanced. However, the Bank believes that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules.

     The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 85% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

     Multi-Family Lending.  The Bank originates multi-family mortgage loans
generally secured by properties located in Southern California.   As a result of
declining economic conditions in its primary market area during the period of 1990 to 1995, the Bank de-emphasized the origination of multi-family loans through fiscal 1996. However with an improving Southern California economy during fiscal 1997, the Bank has selectively increased loan originations in this type of product. In reaching its decision on whether to make a multi-family loan, the Bank considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the

Bank's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of 120-125%. Properties securing a loan are appraised and title insurance is required on all loans. Declines in the real estate values in the Bank's primary market area as a result of previously mentioned economic conditions, have resulted in an increase in the loan-to-value ratios on some mortgage loans subsequent to origination.

     When evaluating a multi-family loan, the Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, and the Bank's lending experience with the borrower. The Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

     Loans secured by multi-family residential properties generally involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio.

     The Bank's multi-family loan portfolio at March 31, 1997 totaled $108.9 million or 5.8% of total gross loans. At March 31, 1997, substantially all of the Bank's multi-family loans were adjustable-rate indexed to COFI. The Bank's largest multi-family loan at March 31, 1997, had an outstanding balance of $5.0 million and is secured by a 129 unit apartment complex.

     Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties such as small office buildings or retail facilities located in Southern California. Due to uncertain market conditions in its primary market area in recent years, the Bank has limited the origination of commercial real estate loans. The Bank's underwriting policies provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to thirty years and have generally been indexed to COFI. However, the Bank has begun to originate loans of this type which are indexed to either the CMT or LIBOR in an effort to diversify away from COFI indexed loan products. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service ratios of at least 120%. The largest commercial real estate loan in the Bank's portfolio at March 31, 1997 was $3.1 million and is secured by a mobile home park. At March 31, 1997, the Bank's commercial real estate loan portfolio was $137.2 million, or 7.2% of total gross loans.

     Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be influenced to a great extent by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

     Construction and Land Lending. The Bank generally originates construction and land development loans to real estate developers and individuals in Southern California. The Bank has expanded, on a selective basis, construction and land lending to western states other than California. Such expansion has been undertaken with developers with whom the Bank has had long-term lending relationships. As of March 31, 1997, the Bank has construction and land loans outstanding for development of residential properties located in Colorado and Nevada totaling $7.4 million, $4.4 million of which was disbursed. As of March 31, 1997, the remainder of the Bank's construction and land loans are for development of real estate located in California. The Bank's construction loans primarily are made to finance tract construction and the construction of one- to four-family residential properties. These loans are all adjustable-rate loans with maturities of one year or less and generally include extension options of six to eighteen months upon payment of an additional fee. The Bank's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction of commercial properties, up to 80% for multi-family properties and up to 85% for one- to four family residences. The Bank requires an independent appraisal of the property and generally requires personal guarantees. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank's inspectors generally visit projects on a weekly basis to monitor the progress of construction. Land loans are underwritten on an individual basis, but generally they do not exceed 65% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Bank's portfolio at March 31, 1997 had a balance of $8.3 million and is secured by 137 finished lots. The loan amount at origination was $13.5 million and was granted for the acquisition and development of 182 home sites. The loan has been paid down in increments by $5.2 million provided by another lender who is originating construction financing for the phased construction of homes on the completed lots. The second largest loan in the construction portfolio as of March 31, 1997 was in the amount of $8.1 million and was for the re-subdivision of 40 finished residential lots into 91 finished lots to facilitate the sale of a Bank owned foreclosed real estate (REO) project. The next largest construction loan in the portfolio as of March 31, 1997 was for $4.8 million for the construction of 19 homes. At March 31, 1997, the Bank has $113.2 million (not including undisbursed loan funds of $38.5 million) of construction and land loans which amounted to 6.0% of the Bank's total gross loans.

          Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment of the Bank's loan.

     Consumer and Other Lending. The Bank's originated consumer loans generally consist of home equity lines of credit, overdraft lines of credit, mobile home loans, automobile loans, recreational vehicle loans and secured personal loans. At March 31, 1997, the Bank's consumer loan portfolio was $26.9 million or 1.4% of total gross loans.

     Commercial Business Lending. The Bank has expanded its operations to include commercial business lending. The year ending March 31, 1997 was the first full year of originating commercial business loans. Total term and revolving line of credit loans in the portfolio as of March 31, 1997 were $6.3 million, $3.1 million of which was outstanding. The largest loan in the commercial portfolio is a $2.0 million line of credit to an established residential retirement facility. The purpose of the revolving line is to facilitate ongoing upgrades to the facility. As of March 31, 1997, this loan had an outstanding balance of $484,000.

     Commercial business lending is generally considered to involve a higher degree of credit risk than the forms of secured real estate lending that the Bank has traditionally engaged in. Commercial business loans may be originated on an unsecured basis or may be secured by collateral which is not readily marketable. The Bank generally requires personal guarantees on its commercial business loans. The risk of default by a commercial business borrower may be influenced by numerous factors which may include the strength of the worldwide, regional or local economies or sectors thereof, changes in technology or demand for particular goods and services and the ongoing ability of the commercial business borrower to successfully manage the business.
Because of these risks, the Bank monitors the performance of its commercial business loans and the underlying businesses and individuals with a different focus than is typical of traditional one- to four-family residential mortgage lending. The monitoring of commercial business loans typically involves the periodic review of the financial statements and on-site visits to the businesses to which credit has been extended.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Loan Origination and Asset Review Committee (LOARC), the Management Loan Committee and specified officers of the Bank. The LOARC includes five of the seven outside Directors of the Bank as well as selected senior management staff. All loans must be approved by a majority of a quorum of the designated committee, group of officers or the designated individual. The following committees, groups of officers and individual officers are granted the authority to approve and commit the Bank to the funding of the following categories of loans: mortgage loans in amounts up to $299,999 and consumer loans in amounts up to $199,999 may be approved by the Bank's staff underwriters; mortgage loans in excess of $299,999 and up to $499,999 and consumer loans in excess of $199,999 and up to $299,999 may be approved by certain department managers; commercial business loans up to $499,999 may be approved by the Commercial Credit Administrator or Chief Lending Officer; mortgage loans in excess of $499,999 and up to $999,999 may be approved by the Major Loan Manager, the Senior Executive Vice President or Chief Lending Officer; mortgage loans in excess of $999,999 and up to $2,999,999, consumer loans in excess of $299,999 and up to $449,999 and commercial business loans in excess of $499,999 and up to $1,999,999 must be approved by the Management Loan Committee; and mortgage loans of $3.0 million or more, consumer loans in excess of $450,000 and commercial business loans of $2.0 million or more require the approval of the LOARC. The LOARC presently reviews all commercial business loans, post funding, for consistency with the Bank's goals and objectives. The Bank will not make loans to one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus.

     Loan Servicing. The Bank also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. In the past, the Bank has recognized gains or losses from excess servicing, which is the present value of any difference between the weighted average contractual yield of the loans sold, adjusted for normal servicing fee rates, and the yield guaranteed to the purchaser over the estimated life of the loans. Gains or losses from excess servicing are recognizable as an adjustment to the gain or loss on sale of loans and are dependent on prepayment estimates and discount rate assumptions. All of the loans currently being serviced for others are loans which have been sold by the Bank. At March 31, 1997, the Bank was servicing $252.1 million of loans for others. The Bank currently does not purchase servicing rights related to mortgage loans originated by other institutions.

     Delinquencies and Classified Assets. The Board of Directors generally performs a monthly review of all delinquent loans ninety days or more past due. In addition, management reviews on an ongoing basis all loans 15 or more days delinquent. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment 15 days after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, the Bank will commence foreclosure proceedings against the real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

     Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful," or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as Loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, under current OTS policy, the Bank is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities. When the Bank classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. The Bank has adopted a policy of charging off all amounts classified as "Loss".

     The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Although management believes that an adequate allowance for loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     The LOARC reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. The Bank utilizes an internal appraisal staff and Board approved independent appraisers to conduct appraisals at the time of foreclosure and subsequent appraisals on REO on a periodic basis. Qualified staff appraisers are also utilized for annual property inspections on all properties with a loan balance over $1.0 million and other specified properties. Property inspections are intended to provide updated information concerning occupancy, maintenance, current rent levels, and changes in market conditions.

     At March 31, 1997, the Bank had $6.7 million of assets classified as Special Mention, net of allowances of $93,000 compared to $7.2 million classified as Special Mention, net of allowances of $23,000 at March 31, 1996. At March 31, 1997, assets classified as Special Mention include 32 loans totaling $3.7 million secured by one- to-four family residences. The largest loan classified as Special Mention at March 31, 1997 had a loan balance of $2.4 million and is secured by a commercial building. At March 31, 1997, the Bank had $47.6 million of assets classified as Substandard, net of allowances of $8.5 million, compared to $45.2 million classified as Substandard, net of allowances of $8.5 million at March 31, 1996. The $2.4 million increase in assets classified as Substandard, net between March 31, 1996 and 1997 was attributable to an increase in loans classified as Substandard, from 217 loans totaling $42.2 million, before allowances at March 31, 1996, to 251 loans totaling $48.0 million, before allowances at March 31, 1997. One- to-four family residential loans classified as Substandard, increased from 186 loans totaling $22.8 million, before allowances at March 31, 1996, to 224 loans totaling $29.9 million, before allowances at March 31, 1997. Commercial real estate loans classified as Substandard, increased from 5 loans totaling $5.0 million, before allowances at March 31, 1996 to 8 loans totaling $7.0 million, before allowances at March 31, 1997. Multi-family loans classified as Substandard, decreased from 22 loans totaling $10.4 million, before allowances at March 31, 1996 to 17 loans totaling $8.8 million, before allowances at March 31, 1997.

     During fiscal 1997, the Bank revised its policy relating to the classification of assets as substandard. This revision in policy primarily resulted in the classification of loans that had been modified as a temporary accommodation or troubled-debt restructure (TDR). A modified loan does not involve the forgiveness of principal or interest and usually involves only a temporary accommodation such as the advance of several installments of delinquent loan payments or real property taxes. A troubled-debt restructure usually involves either the forgiveness of some principal or interest or a modification that extends beyond six months. The March 31, 1996 figures presented in the table below have been reclassified to reflect the application of the foregoing policy changes. The reclassification of March 31, 1996 figures resulted in the addition of 11 one-to-four family loans to the Substandard classification in the aggregate amount of $874,000 (gross and net balances), the addition of six multi-family loans with aggregate gross and net balances of $3.6 million and $3.2 million, respectively and the addition of two commercial loans with aggregate gross and net balances of $2.3 million and $2.1 million respectively. After reclassification of the March 31, 1996 figures, the increase in one- to-four family residential mortgage loans classified as Substandard, was largely due to the addition of 29 modified one- to-four family residential mortgage loans totaling $3.5 million and an increase in one- to-four family troubled-debt restructures from 16 loans totaling $2.1 million at March 31, 1996 to 24 loans totaling $3.2 million at March 31, 1997. The increase in commercial real estate loans classified as Substandard was primarily due to the addition of three loans totaling $2.6 million. The Bank's present policy is generally to continue to classify a troubled-debt restructured loan as Substandard until the asset has performed at normal contact terms for a period of six to twelve months. Where there has been a forgiveness of principal or interest or a submarket interest rate granted, the loan is generally considered a troubled-debt restructure. During fiscal 1997, the Bank continued to place increased emphasis on early intervention and flexibility in restructuring troubled-loans with borrowers rather than foreclosing on the underlying properties. See "Non-Accrual and Past-Due Loans". At March 31, 1997 and 1996, there were no assets classified as Doubtful or Loss. The composition of assets classified Substandard as of March 31, 1997 and 1996 is set forth below.

                                                                AT MARCH 31, 1997
                       -----------------------------------------------------------------------------------------------------
                                       LOANS                                 REO                TOTAL SUBSTANDARD ASSETS
                       -----------------------------------  -------------------------------- -------------------------------
                          GROSS      NET       NUMBER OF     GROSS      NET       NUMBER OF   GROSS       NET      NUMBER OF
                        BALANCE    BALANCE(1)    LOANS      BALANCE   BALANCE(1) PROPERTIES  BALANCE    BALANCE(1)  ASSETS
                       --------- ------------  -----------  -------- ----------- ----------- --------- ----------- ---------
Residential:                                                (DOLLARS IN THOUSANDS)
 One- to four-family .  $29,853    $25,137         224     $ 4,085    $ 4,052         50    $33,938    $29,189         274
 Multi-family ........    8,807      6,717          17          --         --         --      8,807      6,717          17
 Commercial ..........    6,993      6,123           8         342        342          1      7,335      6,465           9
 Construction and land    2,395      1,910           2       3,647      3,351          6      6,042      5,261           8
                        -------    -------     -------     -------    -------    -------    -------    -------     -------
      Total .........   $48,048    $39,887         251     $ 8,074    $ 7,745         57    $56,122    $47,632         308
                        =======    =======     =======     =======    =======    =======    =======    =======     =======

                                                                AT MARCH 31, 1996
                       ------------------------------------------------------------------------------------------------------
                                       LOANS                                 REO                 TOTAL SUBSTANDARD ASSETS
                       -----------------------------------  -------------------------------- --------------------------------
                          GROSS      NET       NUMBER OF     GROSS      NET        NUMBER OF   GROSS       NET       NUMBER OF
                        BALANCE    BALANCE(1)    LOANS      BALANCE   BALANCE(1)  PROPERTIES  BALANCE    BALANCE(1)   ASSETS
                       --------- ------------  -----------  -------- ------------ ---------- --------- ------------  --------
Residential:                                                 (DOLLARS IN THOUSANDS)
 One- to four-family .   $22,813    $20,559        186     $ 3,956    $ 3,694         47    $26,769     $24,253         233
 Multi-family ........    10,416      9,528         22         382        382          1     10,798       9,910          23
 Commercial ..........     5,014      4,559          5         446        446          1      5,460       5,005           6
 Construction and land     3,964      3,815          4       6,711      2,211          4     10,675       6,026           8
                         -------    -------    -------     -------    -------    -------    -------     -------     -------
      Total ..........   $42,207    $38,461        217     $11,495    $ 6,733         53    $53,702     $45,194         270
                         =======    =======    =======     =======    =======    =======    =======     =======     =======

-------------------------
(1) Net balances are reduced for loss allowances established against Substandard loans and REO.

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, troubled-debt restructurings and REO. There were 38 troubled-debt restructured loans and 57 REO properties at March 31, 1997. It is the policy of the Bank to cease accruing and establish an allowance for all previously accrued but unpaid interest on loans 90 days or more past due. For the years ended March 31, 1997, 1996, 1995, 1994, and 1993, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $2.2 million, $858,000, $987,000, $2.7 million, and $2.0 million, respectively, none of which was recognized. For the same period, the amount of interest income that would have been recognized on troubled-debt restructured loans if such loans had continued to perform in accordance with their contractual terms was $1.3 million, $1.2 million, $506,000, $513,000, and $566,000, respectively;
$942,000, $891,000, $326,000, $391,000, and $476,000 of which was recognized.
The increase in troubled-debt restructured loans from $13.8 million at March 31, 1996 to $14.6 million at March 31, 1997 reflects an increase in the number of troubled-debt restructured loans from 29 at March 31, 1996 to 38 at March 31, 1997. The $749,000 increase in troubled-debt restructured loans between March 31, 1996 and March 31, 1997 represents $3.9 million in additions comprised of four loans secured by multi-family properties totaling $2.9 million and six loans totaling $1.0 million secured by one-to-four family properties. This increase was offset by one $3.1 million loan secured by a commercial property that was removed from the troubled-debt restructured category.



                                                                     AT MARCH 31,
                                               ---------------------------------------------------------
                                                1997        1996        1995        1994(1)       1993
                                               ---------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Non-accrual loans:
Residential real estate:
  One- to four-family......................    $19,258     $17,794     $14,418     $22,556       $16,152
  Multi-family.............................        790       1,558       4,331       1,068         2,395
Commercial real estate.....................      1,331           -           -       6,349         4,409
Construction and land......................      1,447       3,254       4,521       1,475         9,122
Consumer...................................        524         345         443         477           450
                                               -------     -------     -------     -------       -------
   Total...................................     23,350      22,951      23,713      31,925        32,528
REO, net(2)................................      7,745       6,733       8,007      14,350         7,226
Restructured loans.........................     14,559      13,810       4,896       5,122         5,151
                                               -------     -------     -------     -------       -------
Non-performing assets......................    $45,654     $43,494     $36,616     $51,397       $44,905
                                               =======     =======     =======     =======       =======
Classified assets, gross...................    $56,462     $53,702     $41,329     $63,521       $59,317
Allowance for loan losses as a
 percent of gross loans receivable(3)......       1.47%       1.21%       1.16%       0.81%         0.43%
Allowance for loan losses as a
 percent of total non-performing
 loans(4)..................................     118.72       86.01       81.36       36.72         19.65
Non-performing loans
  as a percent of gross loans
  receivable(3)(4).........................       1.24        1.41        1.43        2.20          2.20
Non-performing assets as a percent
  of total assets(4).......................       1.80        2.17        1.99        3.11          2.76

------------------------
(1) Loans held for accelerated disposition at March 31, 1994 are included in non-accrual loans.
(2) REO balances are shown net of related loss allowances.
(3) Gross loans includes loans receivable held for investment and loans receivable held for sale and excludes loans held for accelerated disposition.
(4) Non-performing assets consist of non-performing loans, restructured loans and REO. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans.

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                   AT MARCH 31, 1997                             AT MARCH 31, 1996
                                     ----------------------------------------           -----------------------------------------
                                        60-89 DAYS        90 DAYS OR MORE(1)                 60-89 DAYS        90 DAYS OR MORE(1)
                                     ------------------   -------------------           ---------------------  ------------------
                                     NUMBER   PRINCIPAL    NUMBER   PRINCIPAL            NUMBER     PRINCIPAL   NUMBER  PRINCIPAL
                                      OF      BALANCE        OF      BALANCE               OF       BALANCE       OF     BALANCE
                                     LOANS    OF LOANS     LOANS     OF LOANS             LOANS     OF LOANS     LOANS   OF LOANS
                                     ------   ---------    ------   ---------            ------     ---------   ------   --------
                                                                      (DOLLARS IN THOUSANDS)

One- to four-family..............       46      $2,629       56     $19,258                 27      $2,966      140     $17,794
Multi-family.....................        1         118        2         790                  -           -        5       1,558
Commercial.......................        2         675        2       1,331                  -           -        -           -
Construction and land............        -           -        1       1,447                  -           -        3       3,254
Consumer loans...................      188         283      215         524                 26          29       76         345
                                       ---      ------      ---     -------             ------   ---------   ------   ---------
Total                                  237      $3,705      276     $23,350                 53      $2,995      224     $22,951
                                       ===      ======      ===     =======             ======   =========   ======   =========


                                                  AT MARCH 31, 1995
                                     --------------------------------------------
                                         60-89 DAYS           90 DAYS OR MORE(1)
                                     ------------------      --------------------
                                     NUMBER   PRINCIPAL      NUMBER     PRINCIPAL
                                       OF      BALANCE         OF        BALANCE
                                     LOANS    OF LOANS       LOANS      OF LOANS
                                     ------   ---------      ------     ---------
                                                (DOLLARS IN THOUSANDS)

One- to four-family............          24      $1,734         125       $14,418
Multi-family...................           1         187           9         4,331
Commercial.....................           1         891           -             -
Construction and land..........           -           -           5         2,345
Consumer loans.................          21         128          54           443
                                        ---      ------         ---       -------
Total..........................          47      $2,940         193       $21,537
                                        ===      ======         ===       =======

--------------------
(1) Loans 90 days or more past due are included in non-accrual loans. See "Non-Accrual and Past Due Loans."

          Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy.
The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At March 31, 1997, the Bank's allowance for loan losses was $27.7 million or 1.47% of gross loans as compared to $19.7 million or 1.21% of gross loans at March 31, 1996. At March 31, 1997, the Bank had non-accrual loans of $23.4 million or 1.24% of gross loans compared to $23.0 million or 1.41% of gross loans at March 31, 1996. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

          During the year ended March 31, 1994, in connection with a program for the rapid reduction of problem loans, the Bank identified loans for accelerated disposition with an aggregate principal balance of $33.3 million, which resulted in a $10.7 million provision for loan losses and a charge-off of the same amount for the year ended March 31, 1994. During the year ended March 31, 1995, and prior to the consummation of the sale of the $33.3 million of loans, additional loans with aggregate principal balances of $4.0 million were added to the accelerated disposition program. The inclusion of this additional $4.0 million in the accelerated disposition coupled with receipt of final pricing on the entire $37.3 million of loans held for accelerated disposition resulted in a $2.1 million charge to the provision for loan losses during the fiscal year ended March 31, 1995. The closing of the sale of the $37.3 million of loans held for accelerated disposition occurred in September, 1994. During the year ended March 31, 1996, the Bank identified loans for accelerated disposition with an aggregate principal balance of $8.8 million, which resulted in a $2.7 million provision for loan losses and a charge-off of the same amount for the year ended March 31, 1996. The closing of the sale of the $8.8 million of loans held for accelerated disposition occurred in December 1995.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                                                             FOR THE YEAR ENDED MARCH 31
                                                                                  -------------------------------------------------
                                                                                    1997        1996      1995       1994     1993
                                                                                  --------   --------   -------    -------  -------

                                                                                               (DOLLARS IN THOUSANDS)

Beginning balance.........................................................         $19,741     19,294    11,723      6,391    3,874
Provision for loan losses.................................................          13,661     10,895    13,901     20,796    3,198
Charge-offs:
 Real Estate:
  One- to four-family.....................................................          (4,190)    (5,089)   (3,493)    (2,849)    (406)

  Multi-family............................................................            (134)    (1,635)      (98)       (97)       -
  Commercial real estate..................................................            (842)         -      (420)      (603)     (35)

  Construction and land...................................................            (313)      (589)     (113)    (1,125)       -
  Accelerated disposition of loans........................................               -     (2,716)   (2,090)   (10,700)       -
 Consumer.................................................................            (303)      (422)     (121)      (112)    (240)
                                                                                   -------    -------    ------    -------    -----
    Total.................................................................          (5,782)   (10,451)   (6,335)   (15,486)    (681)

Recoveries................................................................             101          3         5         22        -
                                                                                   -------    -------    ------    -------    -----
Ending balance............................................................         $27,721     19,741    19,294     11,723    6,391
                                                                                   =======    =======    ======    =======    =====

Net charge-offs to average gross
  loans outstanding.......................................................            0.31%      0.64%     0.38%      1.07%    0.05%


   The following tables set forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                                                        At March 31,
                                  ------------------------------------------------------------
                                              1997                           1996
                                  ----------------------------- ------------------------------
                                                     Percent of                     Percent of
                                                       Gross                          Gross
                                                      Loans in                       Loans in
                                                        Each                           Each
                                          Percent of  Category          Percent of   Category
                                           Allowance  to Total           Allowance    to Total
                                           to Total    Gross             to Total      Gross
                                  Amount   Allowance   Loans   Amount   Allowance      Loans
                                  ------   ---------  -------  -------  ----------   ---------
                                                   (DOLLARS IN THOUSANDS)
One- to four-
  family ....................     $13,841      49.93%   79.39% $ 9,687      49.07%     77.85%
Multi-family.................       3,410      12.30     5.77    3,468      17.57       7.02
Commercial
  real estate................       4,648      16.77     7.26    3,116      15.78       9.10
Construction
  and land...................       4,103      14.80     5.99    2,413      12.22       4.69
Commercial...................          56       0.20     0.16        -          -          -
Consumer  ...................       1,586       5.72     1.43      730       3.70       1.34
Unallocated..................          77       0.28        -      327       1.66          -
                                  -------      -----    -----  -------      -----      -----
  Total allowance for
    loan losses..............     $27,721     100.00%  100.00% $19,741     100.00%    100.00%
                                  =======     ======   ======  =======     ======     ======


                                                                   At March 31,
                          --------------------------------------------------------------------------------------------
                                      1995                            1994                         1993
                          ------------------------------ -------------------------------- ----------------------------
                                              Percent of                       Percent of                   Percent of
                                                Gross                            Gross                        Gross
                                               Loans in                         Loans in                     Loans in
                                                Each                              Each                         Each
                                    Percent of Category             Percent of  Category        Percent of   Category
                                     Allowance to Total              Allowance  to Total        Allowance    to Total
                                      to Total  Gross                 to Total   Gross             to Total    Gross
                            Amount   Allowance  Loans       Amount    Allowance  Loans   Amount   Allowance    Loans
                            ------   ---------  ------      ------    --------   ------  ------  -----------  --------
                                                              (DOLLARS IN THOUSANDS)
One- to four-
  family ...............   $ 9,710     50.33%   77.96%     $ 5,117      43.65%   73.73%  $2,228      34.86%     72.34%
Multi-family............     2,485     12.88     7.23        1,278      10.90     8.53      486       7.60       9.25
Commercial
  real estate...........     2,160     11.20     8.86        2,436      20.78    10.76    1,923      30.09      10.91
Construction
  and land..............     3,826     19.83     4.59        2,109      17.99     5.50    1,090      17.06       6.06
Commercial..............         -         -        -            -          -        -        -          -          -
Consumer................       653      3.38     1.36          660       5.63     1.48      430       6.73       1.44
Unallocated.............       460      2.38        -          123       1.05        -      234       3.66          -
                           -------    ------   ------      -------     ------   ------   ------     ------     ------
  Total allowance for
    loan losses.........   $19,294    100.00%  100.00%     $11,723     100.00%  100.00%  $6,391     100.00%    100.00%
                           =======    ======   ======      =======     ======   ======   ======     ======     ======

REAL ESTATE

          At March 31, 1997, the Bank had $7.7 million of REO, net of allowances. If the Bank acquires any REO, it is initially recorded at fair value less estimated costs to sell. Thereafter, REO is valued at the lower of the recorded investment or the fair value of the property less estimated costs to sell. If there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to obtain an appraisal on all REO at the time of possession. Real estate acquired for development (REI) consists of a former branch facility, land acquired for a new branch site which the Bank subsequently decided to not pursue and three parcels of land as well as security interest in 56 lots held for development through the Bank's service corporation. The former branch facility was disposed of during the year ended March 31, 1996 and one of the parcels of land held for development (REI) with a carrying value of $418,000 was sold in April 1996 at a gain of $68,000. The Bank is currently exploring opportunities for sale of the land originally acquired for the new branch site. The following table sets forth certain information with regard to the Bank's REO and REI.


                                                AT MARCH 31,
                               -----------------------------------------------
                                 1997       1996       1995      1994     1993
                               ------     ------     ------    ------    -----
                                          (DOLLARS IN THOUSANDS)
REO........................... $8,074     11,495     13,028    17,708    7,395
Allowance for REO
   losses.....................   (329)    (4,762)    (5,021)   (3,358)    (169)
                               ------    -------    -------    ------    -----
    REO, net..................  7,745      6,733      8,007    14,350    7,226
                               ------    -------    -------    ------    -----

REI...........................  1,113        911      1,449     1,556    1,175
Allowance for REI
    losses....................      -          -       (419)     (396)    (289)
                               ------    -------    -------    ------    -----
    REI, net..................  1,113        911      1,030     1,160      886
                               ------    -------    -------    ------    -----

Total real estate,  net....... $8,858      7,644      9,037    15,510    8,112
                               ======    =======    =======    ======    =====

INVESTMENT ACTIVITIES

          Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision - Federal Savings Institution Regulation - Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

          The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Bank's policies also provide the authority to invest in marketable equity securities permissable by the OTS for investment and meeting the Bank's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof and other financial institutions.

          Although the investment powers of the Bancorp are substantially broader than those permitted of the Bank, the investment policy of the Bancorp as established by its Board of Directors is generally consistent with that of the Bank with the exception that the Bancorp is not subject to OTS qualifying liquidity requirements and the Bancorp by its internal investment policy is permitted to invest to a limited extent in a broader ranger of marketable equity securities than those permitted by the OTS (although it has not yet done so).

          At March 31, 1997, the Company had $103.8 million in investment securities consisting primarily of investment grade corporate and U.S. agency securities including $58.0 million of U.S. agency securities which are callable at par by the issuers at specified dates prior to maturity. The Company invests in such callable securities when the yields to each call and to final maturity exceed those available from comparable term and credit quality non-callable securities by amounts which management deems sufficient to compensate the Company for the call options inherent in the securities. The Company's mortgage-backed securities portfolio consists of adjustable-rate mortgage-backed securities tied to the CMT (47.3% of the portfolio), or LIBOR (2.2 % of the portfolio) and seasoned fixed-rate mortgage-backed and balloon mortgage-backed securities (50.5 % of the portfolio). At March 31, 1997, the carrying value of the Company's mortgage-backed securities portfolio totaled $491.5 million, $
486.0 million, 98.9 % of which was classified as available-for-sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at March 31, 1997 and March 31, 1996." All of the Company's mortgage-backed securities were insured or guaranteed by either the Government National Mortgage Association (GNMA), FNMA or the Federal Home Loan Mortgage Corporation (FHLMC). Investments in mortgage-backed securities involve a risk that actual prepayments will vary from the
estimated prepayments over the life of the security.   This  may require
adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

          The following table sets forth certain information regarding the carrying and fair values of the Company's mortgage-backed securities at the dates indicated.


                                                                 AT MARCH 31,
                                        ------------------------------------------------------------
                                                 1997                 1996                1995
                                        ---------------------  ------------------ ------------------
                                         CARRYING      FAIR    CARRYING   FAIR    CARRYING   FAIR
                                           VALUE       VALUE     VALUE    VALUE     VALUE    VALUE
                                        -----------  --------  --------  --------  -------  --------
                                                            (DOLLARS IN THOUSANDS)
Held-to-Maturity:
    GNMA..............................     $      -         -         -         -   19,268   19,565
    FNMA..............................            -         -         -         -   27,895   28,064
    FHLMC.............................        5,490     5,509     7,134     7,180   33,615   34,013
                                           --------    ------    ------   -------   ------   ------
     Total held-to-maturity...........        5,490     5,509     7,134     7,180   80,778   81,642
                                           --------   -------   -------   -------   ------   ------
Available-for-sale:
    GNMA...............................      56,682    56,682    17,165    17,165        -        -
    FNMA...............................     279,539   279,539    27,604    27,604        -        -
    FHLMC.............................      149,788   149,788    80,819    80,819        -        -
                                           --------   -------   -------   -------   ------   ------
      Total available-for-sale........      486,009   486,009   125,588   125,588        -        -
                                           --------   -------   -------   -------   ------   ------

   Total mortgage-backed securities...     $491,499   491,518   132,722   132,768   80,778   81,642
                                           ========   =======   =======   =======   ======   ======


  The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities at the dates indicated:


                                                                                           AT MARCH 31
                                                                    ----------------------------------------------------------
                                                                         1997                  1996                1995
                                                                    -------------        -----------------   -----------------
                                                                    CARRYING     FAIR    CARRYING    FAIR    CARRYING    FAIR
                                                                     VALUE       VALUE    VALUE      VALUE    VALUE      VALUE
                                                                    --------     -----   --------    -----   --------    -----
                                                                                       (DOLLARS IN THOUSANDS)
  Held-to-maturity:
    Domestic Corporate..............................                $ 15,000    15,000     24,936   24,975     29,836   29,864
    Collateralized mortgage
     obligations....................................                     472       474      2,374    2,395      4,504    4,661
    U.S. government and
     federal agency obligations.....................                     718       739        716      739      5,719    5,606
                                                                    --------   -------     ------   ------     ------   ------
  Total held-to-maturity............................                  16,190    16,213     28,026   28,109     40,059   40,131
                                                                    --------   -------     ------   ------     ------   ------
  Available-for-sale:
    Collateralized mortgage
     obligations....................................                  24,437    24,437      4,950    4,950          -        -
    FHLMC non-cumulative
     preferred stock................................                   5,600     5,600          -        -          -        -
    U.S. government and federal
     agency obligations.............................                  57,610    57,610      4,982    4,982      6,881    6,881
                                                                    --------   -------     ------   ------     ------   ------
Total available-for-sale............................                  87,647    87,647      9,932    9,932      6,881    6,881
                                                                    --------   -------     ------   ------     ------   ------
                                         Total.......               $103,837   103,860     37,958   38,041     46,940   47,012
                                                                    ========   =======     ======   ======     ======   ======

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities and mortgage-backed securities as of March 31, 1997.


                                                                             At March 31, 1997
                                            ------------------------------------------------------------------------------------
                                                                               More than One               More than Five
                                               One Year or Less              Year to Five Years             Years to Ten Years
                                              -------------------           ---------------------          ----------------------
                                                         Weighted                        Weighted                        Weighted
                                              Carrying    Average           Carrying      Average           Carrying      Average
                                               Value       Yield             Value         Yield               Value        Yield
                                             ----------  --------          -----------  ----------          ----------   --------
Investment Securities:
   Held-to-maturity:
     Domestic Corporate....................   $15,000      5.62%           $       -           -%             $     -         -%
     Collateralized mortgage obligations...       472      8.00                    -           -                    -         -
     U.S. Government and
      federal agency obligations...........         -         -                  718        7.07                    -         -
                                              -------                      ---------                          -------
      Total held-to-maturity...............    15,472      5.69                  718        7.07                    -         -
                                              -------                      ---------                          -------
   Available-for-sale:
     Collateralized mortgage obligations...         -         -                    -           -                    -         -
     U.S. government and
      federal agency obligations...........    14,838      6.21               32,860        6.68                9,912      7.01
   FHLMC Non-cumulative preferred stock....         -         -                5,600        6.13                    -         -
                                               ------                        -------                            -----
       Total available-for-sale............    14,838      6.21               38,460        6.60                9,912      7.01
                                               ------                        -------
Total investment securities................   $30,310      5.95              $39,178        6.61               $9,912      7.01
                                              =======                        =======                           ======
Mortgage-backed securities:
   Held-to-maturity:
          FHLMC............................   $ 3,519      7.50              $ 1,971        7.13              $     -         -
                                             --------                        -------                          -------
       Available for sale
          GNMA.............................         -         -                    -           -                  144      9.00
          FNMA.............................         -         -               18,192        6.56               57,984      7.11
          FHLMC............................         -         -               26,020        6.78               15,587      6.74
                                             --------                        -------                          -------
           Total available-for-sale........         -         -               44,212        6.69               73,715      7.03
                                             --------                        -------                          -------
           Total mortgage-backed
             securities....................  $  3,519      7.50%             $46,183        6.70%             $73,715      7.03%
                                             ========                        =======                          =======

                                                                             At March 31, 1997
                                            ----------------------------------------------------
                                               More than ten years                 Total
                                              -------------------           ---------------------
                                                         Weighted                        Weighted
                                              Carrying    Average           Carrying      Average
                                               Value       Yield             Value         Yield
                                             ----------  --------          -----------  ----------
Investment securities:
   Held-to-maturity:
     Domestic Corporate....................   $     -         -%           $ 15,000        5.62%
     Collateralized mortgage obligations            -         -                 472        8,00
     U.S. Government and
      federal agency obligations...........         -         -                 718        7.07
                                              -------                      --------
      Total held-to-maturity...............         -         -              16,190        5.76
                                              -------                      --------
   Available-for-sale:
     Collateralized mortgage obligations...    24,437      7.17              24,437        7.17
     U.S. government and
      federal agency obligations...........         -         -              57,610        6.62
   FHLMC Non-cumulative preferred stock....         -         -               5,600        6.13
                                              -------                      --------
       Total available-for-sale............    24,437      7.17              87,647        6.74
                                              -------                      --------
Total investment securities................   $24,437      7.17            $103,837        6.59
                                              =======                      ========
Mortgage-backed securities:
   Held-to-maturity:
          FHLMC.............................  $     -         -            $  5,490        7.37
       Available for sale
          GNMA.............................    56,538      7.53              56,682        7.54
          FNMA.............................   203,363      7.13             279,539        7.08
          FHLMC............................   108,181      7.20             149,788        7.08
                                             --------                      --------
           Total available-for-sale........   368,082      7.21             486,009        7.14
                                             --------                      --------
           Total mortgage-backed             $368,082      7.21%           $491,499        7.14%
             securities                      ========                      ========


SOURCES OF FUNDS

          General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank's funds for lending, investing and other general purposes.

          Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW and other demand accounts, money market savings accounts and certificate accounts. The terms of the fixed-rate certificate accounts offered by the Bank vary from 90 days to five years and the offering rates are established by the Bank on a weekly basis. Once an account is established, no additional amounts are permitted to be deposited in fixed-rate accounts. The Bank's 12-month and 18-month (which is no longer offered) Step-up certificates permit additions to the account and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Variable-rate certificates offer rates that change each month relative to COFI and additions to the account are permitted. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.
During the later stages of fiscal 1996, the Bank intentionally constrained its growth in assets and deposits in order to maintain its regulatory capital ratios at a level which would continue to qualify the Bank as a "well capitalized" institution under the OTS prompt corrective action regulations. See "Regulation and Supervision - Federal Savings Institution Regulation". At March 31, 1997, the Bank had $1.10 billion of certificate accounts maturing in less than one year. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

      The following table presents the deposit activity of the Bank for the periods indicated:


                                            FOR THE YEAR ENDED MARCH 31,
                                        ---------------------------------
                                           1997        1996        1995
                                        ---------    --------    --------
                                               (DOLLARS IN THOUSANDS)

Net deposits (withdrawals)............     $(42,601)   (60,762)    83,615
Interest credited on deposit accounts.       71,577     73,419     62,154
                                           --------    -------    -------
  Total increase in deposit accounts..     $ 28,976     12,657    145,769
                                           ========    =======    =======

     At March 31, 1997, the Bank had $293.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                WEIGHTED
          MATURITY PERIOD           AMOUNT    AVERAGE RATE
---------------------------------  --------   ------------
                               (DOLLARS IN THOUSANDS)
Three months or less.............  $ 63,358       5.35%
Over three through six months....   110,001       5.75
Over six through 12 months.......    90,666       5.71
Over 12 months...................    29,307       5.96
                                   --------
  Total..........................  $293,332       5.67
                                   ========

   The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                   FOR THE YEAR ENDED MARCH 31
                                ----------------------------------------------------------------------------------------------------
                                              1997                                1996                            1995
                                ---------------------------------   -------------------------------    -----------------------------
                                             PERCENT                             PERCENT                        PERCENT
                                             OF TOTAL    WEIGHTED                OF TOTAL  WEIGHTED             OF TOTAL   WEIGHTED
                                   AVERAGE   AVERAGE     AVERAGE       AVERAGE   AVERAGE   AVERAGE     AVERAGE  AVERAGE    AVERAGE
                                   BALANCE   DEPOSITS      RATE        BALANCE   DEPOSITS    RATE      BALANCE  DEPOSIT      RATE
                                ----------   --------    --------   ----------   --------  --------    -------  --------   --------
                                                                      (DOLLARS IN THOUSANDS)

Passbook accounts.............. $  192,520      11.48%      2.83%   $  115,878      6.93%    2.29%   $  121,609     7.81%     2.05%
Money market savings accounts..    111,793       6.66       3.46       159,276      9.52     2.52       203,530    13.08      2.43
NOW accounts...................    106,355       6.34       0.91       119,849      7.16     0.95       118,126     7.59      0.96
Non-interest bearing accounts..     27,292       1.63         -          5,287      0.31       -          1,985     0.13        -
                                ----------     ------               ----------    ------             ----------   ------
 Total.........................    437,960      26.11                  400,290     23.92                445,250    28.61
                                ----------     ------               ----------    ------             ----------   ------

Certificate accounts:
 Variable-rate certificates of
  deposit......................     45,395       2.71       4.88        57,216      3.42     5.20       208,387    13.39      4.02
 Step-up certificates of
  deposit......................    303,595      18.10       5.77       397,981     23.79     6.10       316,583    20.34      4.87
 Less than six months..........    171,594      10.23       4.94       100,582      6.01     5.24        27,597     1.77      3.16
 Six through 11 months.........    184,274      10.98       5.09       237,340     14.19     5.42       195,079    12.53      4.46
 12 through 23 months..........    304,984      18.18       5.35       259,603     15.52     6.03       146,328     9.40      5.01
 24 months through 47 months...     85,515       5.10       5.64        82,890      4.95     5.56        75,288     4.84      4.80
 48 months or greater..........    111,648       6.65       5.78       110,600      6.61     6.04       123,438     7.93      6.02
 Jumbo.........................     31,021       1.85       5.39        23,434      1.40     5.74         9,917     0.64      4.75
 Acquired certificates of
  deposit(1)...................      1,484       0.09       4.28         3,236      0.19     5.03         8,617     0.55      4.33
                                ----------     ------               ----------    ------             ----------   ------
   Total certificate accounts..  1,239,510      73.89       5.40     1,272,882     76.08     5.80     1,111,234    71.39      4.73
                                ----------     ------               ----------    ------             ----------   ------
Total average deposits......... $1,677,470     100.00%              $1,673,172    100.00%            $1,556,484   100.00%
                                ==========     ======               ==========    ======             ==========   ======

____________________
(1) These certificates of deposit were acquired in connection with various acquisitions of branch offices from other institutions.

   The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 1997.

                                      PERIOD TO MATURITY FROM MARCH 31, 1997                               AT MARCH 31,
                   ---------------------------------------------------------------------------  -----------------------------------
                   LESS THAN     ONE TO       TWO TO       THREE TO     FOUR TO     MORE THAN
                    ONE YEAR    TWO YEARS   THREE YEARS   FOUR YEARS   FIVE YEARS   FIVE YEARS     1997        1996         1995
                   ---------    ---------   -----------   ----------   ----------   ----------   ---------   ---------   ----------
                                                         (DOLLARS IN THOUSANDS)

   ...............
0.00 to 4.00%..... $      722          32            62            6            5            1         828       2,046      52,407
4.01 to 5.00%.....    110,414       5,859           210           88          113            -     116,684     143,539     220,001
5.01 to 6.00%.....    899,145      74,750        35,437       12,807        9,320        2,918   1,034,377     772,541     491,730
6.01 to 7.00%.....     56,921      10,563         9,885        9,099          518           96      87,082     330,461     466,925
7.01 to 8.00%.....        658           -           327            -           21            -       1,006       9,868      32,754
8.01 to 9.00%.....          -           -             -            -            -            -           -         376       3,828
Over 9.01%........        127           -           127            -            -            -         254         127         317
                   ----------      ------        ------       ------        -----        -----   ---------   ---------   ---------

 Total............ $1,067,987      91,204        46,048       22,000        9,977        3,015   1,240,231   1,258,958   1,267,962
                   ==========      ======        ======       ======        =====        =====   =========   =========   =========


     FHLB Advances and Other Borrowings. The Bank utilizes FHLB advances and reverse repurchase agreements as alternative sources of funds to retail deposits. These borrowings are generally short-term and are collateralized by mortgage-backed securities and, in the case of certain FHLB advances, certain of the Bank's mortgage loans and secondarily by the Bank's investment in the capital stock of the FHLB. See "Regulation and Supervision-Federal Home Loan Bank System". The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Bank fluctuates from time to time in accordance with the policies of the OTS and FHLB. At March 31, 1997, the Bank had $480.0 million in outstanding advances from the FHLB and $50.0 million outstanding under reverse repurchase agreements.

     At March 31, 1997, the Bank had outstanding FHLB advances and other borrowings of $530.0 million at a weighted average cost of 5.78% secured by GNMA, FNMA and FHLMC mortgage-backed securities. The original terms of the FHLB advances and other borrowings outstanding at March 31, 1997, range from 1 day to 5 years. The Bank expects to continue to utilize FHLB advances and other borrowings including reverse repurchase agreements as secondary sources of funds to deposit liabilities. FHLB advances and other borrowings are utilized to balance the differential net cash flows arising from loan and deposit activities and as a primary funding vehicle for the Bank's investment in mortgage-backed and other investment securities. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account.

     The utilization of reverse repurchase agreements involves the risk that between the dates of sale and subsequent repurchase, a decline in the market value of the underlying security may require the "sale" of additional securities to the counterparty to the reverse repurchase agreement. Any such "sale" is accounted for in the same fashion as the original transaction as described above. See "Sources of Funds - FHLB Advances and Other Borrowings".

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

   The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                            AT OR FOR THE YEARS ENDED MARCH 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------- ----------
                                                   (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding..............   $335,188     $19,768    $ 2,993
  Maximum amount outstanding at any
    month-end during the year..............    545,000      68,985     75,000
  Balance outstanding at end of year.......    480,000      19,722          -
  Weighted average interest rate during
    the year...............................       5.78%       5.66%      6.46%
  Weighted average interest rate end
    of year................................       5.78%       5.52%         -
Reverse repurchase agreements:
  Average balance outstanding..............   $ 10,129     $63,839    $ 8,655
  Maximum amount outstanding at
    any month-end during the year..........     50,000      96,681     49,095
  Balance outstanding at end of year.......     50,000           -     49,095
  Weighted average interest rate during
    the year...............................       5.96%       5.97%      6.15%
  Weighted average interest rate
    end of year............................       5.87%          -       6.19%


SUBSIDIARY ACTIVITIES

     Pomona Financial Services, Inc.(PFS), is a wholly-owned subsidiary of the Bank. PFS acts as a holding company for the service corporations described below and acts as trustee under deeds of trusts. For the year ended March 31, 1997, PFS had net earnings of $108,000.

     PFF Insurance Service ("PFFIS") is a wholly-owned subsidiary of PFS. Until recently, PFFIS operated as an agency selling various personal and business insurance policies strictly as an adjunct to the Bank's traditional thrift business. As part of the Bank's strategy to diversify the products and services it offers and restructure its balance sheet, a decision was made to expand the role of PFFIS. In July 1994, PFFIS was authorized to sell fixed annuities to the Bank's customers through the Bank's branches. In August 1995, PFFIS was further authorized to offer variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. In addition, PFFIS is working with vendors of other insurance products, such as auto, home and life insurance, to further expand the products and services offered to the Bank's customers and members of the local community. For the year ended March 31, 1997, PFFIS had net earnings of $416,000.

     Diversified Services, Inc. ("DSI") is a wholly-owned subsidiary of PFS. DSI participates as an investor in residential real estate projects. For the year ended March 31, 1997, DSI had net earnings of $44,000. DSI has not participated to any material extent in real estate activities over the past several years due to local real estate market conditions. DSI may consider additional real estate activities as market conditions warrant.

PERSONNEL

     As of March 31, 1997, the Bank had 406 full-time employees and 122 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. See
Item 11 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.


                           REGULATION AND SUPERVISION

GENERAL

     The Bancorp, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Bancorp, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth herein does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Bancorp.

HOLDING COMPANY REGULATION

     The Bancorp is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Bancorp generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Bancorp of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissable activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the Bancorp and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncummulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1997, the Bank met each of its capital requirements and it is anticipated that the Bank will not be subject to the interest rate risk component.

     The following table presents the Bank's capital position at March 31, 1997.

                                          CAPITAL
                    --------------------------------------------------
                     ACTUAL    REQUIRED   EXCESS    ACTUAL    REQUIRED
                    --------   --------   -------   -------   --------
                                  (DOLLARS IN THOUSANDS)

Tangible.........   $209,688     37,194   172,494     8.46%       1.50%
Core (Leverage)...   209,688     74,388   135,300     8.46        3.00
Risk-based.......    226,251    109,448   116,803    16.54        8.00

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numberous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statuatarily required to be recapitalized to a 1.25% of insured reserve deposits ratio.
Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which , among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $10.9 million on a pre-tax basis and $6.3 million on an after-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for a FICO payment of 1.3 basis points, while SAIF deposits
will pay 6.48 basis points.   Full pro rata sharing of the FICO payments between
BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the third quarter of 1997 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's assessment rate for fiscal 1997 ranged from 6 to 24 basis points and the premium paid for this period was $3.3 million (excluding $10.9 million applicable to the SAIF recapitalization). A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also required that the Department of Treasury submit a report to Congress that makes recommendations regarding a common financial instutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill considered by the House Banking Committee would allow savings institutions to continue to exercise their current powers after converting to a bank charter. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 1997, the Bank's limit on loans to one borrower was $33.9 million. At March 31, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower totalled $16.5 million. See "Lending Activities - Construction and Land Lending".

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 1997, the Bank maintained 92.15 % of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments".

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At March 31, 1997, the Bank was a Tier 1 bank.

      Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for March 31, 1997 were 5.30% and 2.29%, respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 1997 totaled $343,000.

     Branching.   OTS regulations permit nationwide branching by federally
chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Bancorp and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preferences to such persons over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and
compensation, fees and benefits.   If the appropriate federal banking agency
determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB-San Francisco, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-San Francisco stock at March 31, 1997, of $27.3 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended March 31, 1997, 1996, and 1995, dividends from the FHLB-San Francisco to the Bank amounted to $1.4 million, $745,000 and $685,000, respectively.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reserveable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL SECURITIES LAWS

     The Bancorp's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Bancorp is subject to the periodic reporting requirements, proxy solicitation rules, insider trading restrictions, tender offer rules and other requirements under the Exchange Act.

     The registration under the Securities Act of 1933 (the "Securities Act") of shares of the common stock that were issued in the Bank's conversion from mutual to stock form does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Bancorp may be resold without registration. Shares purchased by an affiliate of the Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Bancorp meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Bancorp who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Bancorp or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.



                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company reports its income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The Company and
its subsidiary   file federal income tax returns on a consolidated basis.  The
Bank has been audited by the IRS through the 1990 tax year and the California Franchise Tax Board through the 1985 tax year and for the 1993 tax year. The statute of limitations has closed for all tax years for both IRS and California
Franchise Tax Board purposes through the 1992 tax year.    The following
discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

     Tax Bad Debt Reserve. Formerly, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions , which additions could, within specified formula limits, be deducted in arriving at taxable income. The Bank's deduction with respect to "qualifying loans," (generally loans secured by certain interests in real property), could be computed using a percentage based on the Bank's actual loss experience, (the "experience method"), or a percentage equal to eight percent of the Bank's taxable income before such deduction (the "percentage of taxable income method"). Each year the Bank selected the more favorable way to calculate the deduction attributable to an addition to the bad debt reserve.


     Pursuant to the Small Business Job Protection Act of 1996 (the "Act"), Congress repealed the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. The Bank changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Bank does not have applicable excess reserves subject to recapture. However, the Bank's tax bad debt reserve balance of approximately $25.3 million (as of March 31, 1996) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to shareholders that would result in recapture of any portion of its bad debt reserves. These reserves would also be subject to recapture if the bank fails to qualify as a "bank" for federal income tax purposes.


     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1996 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT, abut may be subject to the environmental tax liability.

     Dividends Received Deduction and Other Matters. The Bancorp may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Bancorp and the Bank will not file a consolidated tax return, except that if the Bancorp or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

     State of California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank); however, the total tax rate cannot exceed 11.7%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Bancorp and its California subsidiary file California state franchise tax returns on a combined basis. Assuming that the holding company form of organization is continued to be utilized, the Bancorp, as a savings and loan holding company commercially domiciled in California, will generally be treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously for the Bank.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Bancorp is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES.
-------------------

     The Bank's and the Bancorp's executive offices are located at 350 South Garey Avenue, Pomona, California. The Bank conducts its business through twenty-three banking branches, two trust offices, a regional loan center, and a human resource center.

     The following table sets forth the location of each of the Bank's offices, the year the office was first leased or acquired, lease expiration, the net book values and square footage (excluding basement, unless noted otherwise) of each office. All of the Bank's offices are owned, with the exception of the administrative offices, the Montclair Branch, the Rancho Cucamonga Branch, the Tustin Branch, the Upland NW Branch, Ontario Mills Branch and the Trust Offices in Hemet and Riverside.

                                                               NET BOOK VALUE
                                      ORIGINAL                 OF PROPERTY OR
                                      YEAR       DATE OF       LEASEHOLD
                                      LEASED     LEASE         IMPROVEMENTS
                                      OR         EXPIRATION    AT               SQUARE
LOCATION                              ACQUIRED           (1)   MARCH 31, 1997   FOOTAGE
-----------------------------------   --------   -----------   --------------   -------
ADMINISTRATIVE OFFICES:
350 S. Garey Avenue                       1984         2001        $  258,433    20,020
Pomona, CA

HEAD OFFICE:
399 N. Garey Avenue                       1951            -           839,561    44,939
Pomona, CA

BRANCH OFFICES:
Alta Loma                                 1977            -           625,316     4,270
9696 Baseline Road
Alta Loma, CA

Cathedral City                            1982            -           761,192     3,700
35-950 Date Palm Drive
Cathedral City, CA

Chino                                     1962            -           369,267     5,917
12801 Central Avenue
Chino, CA

Claremont                                 1968            -           955,479    26,036
(Includes Trust Office)
393 W. Foothill Blvd.
Claremont, CA


Diamond Bar                               1994            -        $1,054,641     4,450
1175 W. Grand Avenue
Diamond Bar, CA

Glendora                                  1971            -           420,894     8,022
801 S. Grand Avenue
Glendora, CA

Indian Hill                               1959            -           459,276    15,395
550 N. Indian Hill Blvd.
Pomona, CA

LaVerne                                   1981            -           676,222     3,717
1933 W. Foothill Blvd
La Verne, CA

Montclair                                 1983         2000           248,680     4,449
9090 Central Avenue
Montclair, CA

Ontario                                   1993            -         1,007,424    10,000
333 N. Euclid Avenue
Ontario, CA

Ontario Mills                             1996         1999           213,229     1,498
Ontario Mills Circle #821
Ontario, CA

Palm Desert                               1971            -           706,342    10,627
74-010 El Paseo Drive
Palm Desert, CA

Rancho Cucamonga                          1979         2005           412,875     4,000
6644 Carnelian Street
Rancho Cucamonga, CA

Rowland Heights                           1970            -           252,796     4,973
18220 Colima Road
Rowland Heights, CA

San Dimas                                 1963            -           299,790     4,714
165 E. Bonita Avenue
San Dimas, CA

Terra Vista                               1992            -         1,958,253     5,995
11343 Baseline Road
Rancho Cucamonga, CA


Tustin                                    1980         2000           108,344     5,810
17851 17th Street
Tustin, CA

Twentynine Palms                          1984            -           621,874     4,150
6325 Adobe Road
Twentynine Palms, CA

Upland                                    1972            -           717,755     5,314
20 E. Foothill Blvd
Upland, CA

Upland Northwest                          1980         1999         1,069,936     7,593
1669 N. Mountain Avenue
Upland, CA

Yorba Linda                               1975            -           304,231     3,600
19750 Yorba Linda Blvd.
Yorba Linda, CA

Yucca Valley                              1968            -           419,192     6,444
57271 Twentynine Palms Hwy
Yucca Valley, CA

LOAN CENTER:
9467 Milliken Avenue                      1993            -         2,626,021    34,340
Rancho Cucamonga, CA

RECORDS CENTER:
495 N. Garey Ave.                         1986            -           709,081    14,412
Pomona, CA

TRUST OFFICE:
41555 E. Florida Avenue, Suite C          1995         1998                 -     1,000
Hemet, CA

TRUST OFFICE:
3610 - 14th Street                        1996         1998                 -     1,200
Riverside, CA

HUMAN RESOURCES:
484 E. Foothill Blvd.                     1959                        477,565     6,772
Upland, CA

___________________________
  (1) The Bank owns the branch office facilities and leases the land on which they are located.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

  The Bancorp and subsidiaries have been named as defendants in various lawsuits arising in the normal course of business. The outcome of these lawsuits cannot be predicted, but the Bancorp intends to vigorously defend the actions and is of the opinion that the lawsuits will not have a material effect on the Bancorp.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

  On October 23, 1996, the annual meeting of stockholders (the Annual Meeting) of the Company was held. At the Annual Meeting, the stockholders approved a proposal to adopt the PFF Bancorp, Inc. 1996 Incentive Plan (the Incentive
Plan). There were 19,837,500 shares eligible to vote on the Incentive Plan of which 11,809,957 shares were cast in favor of, 1,646,344 shares were cast against and 187,578 shares abstained from voting. There were 2,920,676 broker non-votes on the Incentive Plan.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

  The Common Stock of PFF Bancorp, Inc. is traded over-the-counter on the Nasdaq Stock Market under the symbol "PFFB." The stock began trading on March 29, 1996. The table below sets forth for the periods indicate the high, low and closing sale prices of PFF Bancorp, Inc. common stock. To date, the Bancorp has not paid a dividend to its stockholders. In the future, the Board of Directors may consider a policy of paying cash dividends on the Common Stock. As of March 31, 1997, there were 5,700 holders of the Common Stock of the Company, which includes the approximate number of shares held in street name.

                                High     Low    Closing
                               ------   -----   -------

Year Ended March 31, 1997
 First Quarter..............   $11.75   10.50     11.13
 Second Quarter.............    12.75   10.25     12.38
 Third Quarter..............    14.88   12.13     14.88
 Fourth Quarter.............    17.00   14.00     14.38
Year Ended March 31, 1996
 First Quarter..............      N/A     N/A       N/A
 Second Quarter.............      N/A     N/A       N/A
 Third Quarter..............      N/A     N/A       N/A
 Fourth Quarter.............    11.63   11.25     11.38

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the consolidated financial statements of the Company and notes thereto - See Item 8
- "Financial Statements and Supplementary Data".

                                                                 AT MARCH 31,
                                       -------------------------------------------------------------
                                             1997        1996        1995        1994        1993
                                       -------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Total assets............................  $2,535,767   2,008,139   1,842,877   1,654,879   1,627,387
Investment securities held-to-
     maturity(1)........................      16,190      28,026      40,059      78,796      92,848
Investment securities available-for-
     sale(1)............................      87,647       9,932       6,881           -           -
Mortgage-backed securities held-to-
     maturity(1)........................       5,490       7,134      80,778       4,026       6,313
Mortgage-backed securities
     available-for-sale(1)..............     486,009     125,588           -           -           -
Loans held for sale.....................         736       6,015           -       4,721       1,494
Loans held for accelerated
     disposition........................          -           -           -       22,593           -
Loans receivable, net(2)................   1,819,209   1,574,935   1,605,675   1,395,498   1,437,634
Deposits................................   1,711,049   1,682,073   1,669,416   1,523,647   1,489,270
FHLB advances and other borrowings......     530,000      19,722      49,095           -           -
Stockholders' equity, substantially
     restricted.........................     265,526     289,071     108,053     112,281     115,189

                                                        (continued on next page)

                                                     FOR THE YEAR ENDED MARCH 31,
                                      ------------------------------------------------------
                                           1997       1996       1995       1994      1993
                                      ------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
SELECTED OPERATING DATA:
Interest income.......................   $168,515    136,173   108,009    109,190    120,523
Interest expense......................     99,306     87,556    62,066     54,939     63,873
                                         --------    -------   -------    -------    -------
Net interest income before
  provision for losses................     69,209     48,617    45,943     54,251     56,650
Provision for loan losses.............     13,661     10,895    13,901     20,796      3,198
                                         --------    -------   -------    -------    -------
Net interest income after
   provision for loan losses..........     55,548     37,722    32,042     33,455     53,452
Non-interest income...................     10,227      8,139     4,912      6,507      4,666
Non-interest expense:
   General and administrative
         expense......................     49,381     40,475    39,534     39,229     37,455
   SAIF recapitalization assessment...     10,900          -         -          -          -
   Real estate operations, net........       (325)     1,670     4,691      4,839        612
                                         --------    -------   -------    -------    -------
Total non-interest expense............     59,956     42,145    44,225     44,068     38,067
                                         --------    -------   -------    -------    -------
Earnings (loss) before income
    taxes.............................      5,819      3,716    (7,271)    (4,106)    20,051
Income taxes (benefit)................      3,087      1,651    (3,112)    (1,198)     7,228
                                         --------    -------   -------    -------    -------
Net earnings (loss)...................   $  2,732      2,065    (4,159)    (2,908)    12,823
                                         ========    =======   =======    =======    =======
Earnings per share....................       $.15        N/A       N/A        N/A        N/A
                                         ========    =======   =======    =======    =======
(continued on next page)

                                                                AT OR FOR THE YEAR ENDED
                                                                        MARCH 31,
                                             -----------------------------------------------------------
                                                  1997        1996        1995        1994        1993
                                             -----------------------------------------------------------
SELECTED FINANCIAL RATIOS AND OTHER                              (DOLLARS IN THOUSANDS)
DATA(3):

Performance Ratios:
 Return on average assets.....................      0.12%       0.11%      (0.24)%     (0.18)%      0.82%
 Return on average equity.....................      0.96        1.86       (3.68)      (2.47)      11.61
 Average equity to average assets.............     12.10        5.88        6.60        7.14        7.04
 Equity to total assets at end of period......     10.47       14.39        5.86        6.78        7.08
 Average interest rate spread(4)..............      2.52        2.51        2.63        3.23        3.52
 Net interest margin(5).......................      3.05        2.66        2.80        3.42        3.78
 Average interest-earning assets to
   average interest-bearing liabilities.......    112.04      103.17      104.52      105.66      105.55
 Efficiency  ratio(6).........................     62.16       71.31       77.74       64.57       61.09
 General and administrative
    expense to average assets.................      2.10        2.14        2.31        2.38        2.39
REGULATORY CAPITAL RATIOS(3)(7):
 Tangible capital.............................      8.46       10.53        5.67        6.77        7.01
 Core capital.................................      8.46       10.53        5.67        6.77        7.01
 Risk-based capital...........................     16.54       20.93       10.56       11.31       11.18
ASSET QUALITY RATIOS(3):
 Non-performing loans as a percent of
   gross loans receivable(8)(9)...............      1.24        1.41        1.43        2.20        2.20
 Non-performing assets as a percent of
   total assets(9)............................      1.80        2.17        1.99        3.11        2.76
 Allowance for loan losses
   as a percent of gross loans
   receivable(8)..............................      1.47        1.21        1.16        0.81        0.43
 Allowance for loan losses
   as a percent of non-performing loans(9)....    118.72       86.01       81.36       36.72       19.65
 Allowance for loan losses as a
   percent of total assets....................      1.09        0.98        1.05        0.71        0.39
Number of full-service customer facilities....        23          22          22          21          20
Loan originations.............................  $499,667    $265,210    $403,073    $494,134    $368,961
----------------------------

(1) The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective as of April 1, 1994. Prior to the adoption of SFAS No. 115, investment securities and mortgage-backed securities held-for-sale were carried at the lower of amortized cost or market value, as adjusted for amortization of premiums and accretion of discounts over the remaining terms of the securities from the dates of purchase.
(2) The allowance for loan losses at March 31, 1997, 1996, 1995, 1994, and 1993 was $27.7 million $19.7 million, $19.3 million, $19.3 million, $11.7 million, and $6.4 million, respectively.
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. All ratios are based on average monthly balances during the indicated periods.
(4) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percent of average interest-earning assets.
(6) The efficiency ratio represents general and administrative expense as a percent of net interest income before provision for loan losses plus non-interest income.
(7) For definitions and further information relating to the Bank's regulatory capital requirements, see "Regulation - Federal Savings Institution Regulation - Capital Requirements".
(8) Gross loans receivable includes loans receivable held for investment and loans held for sale and excludes loans held for accelerated disposition.
(9) Non-performing assets consist of non-performing loans, restructured loans and REO. Non-performing assets do not include loans which have been restructured and are presently accruing interest in accordance with their restructured terms. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. It is the Bank's policy to cease accruing interest on loans 90 days or more past due. See "Business of the Bank - Non-Accrual and Past Due Loans" and "Real Estate".

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

ASSET/LIABILITY MANAGEMENT

   The Company's earnings depend primarily on its net interest income. Net interest income is affected by (i) the amount of interest-earning assets and interest-bearing liabilities, and (ii) the difference ("interest rate spread") between yields on interest-earning assets and costs on interest-bearing liabilities. Changes in interest rate spread and net interest income are influenced to a significant extent by the repricing characteristics of interest-earning assets and interest-bearing liabilities (interest rate risk).

   The Company currently utilizes the following strategies to manage interest rate risk: (i) emphasizing the origination of adjustable-rate loans indexed to current market indicies such as the one-year Constant Maturity Treasury (CMT), six-month London Inter Bank Offering Rate (LIBOR), and Prime, (ii) selling to the secondary market fixed-rate and adjustable-rate loans with reset periods of greater than one year, (iii) purchasing adjustable-rate and five and seven year balloon maturity mortgage-backed securities; and (iv) attempting to reduce the overall sensitivity of liabilities through lengthening maturities and increasing core deposits. During the year ended March 31, 1997, the Company's average interest rate spread remained relatively stable increasing to 2.52% from 2.51% in 1996. Although rates generally rose during the year, the Company did not see a substantial rise in its interest rate spread. This can be attributed to those existing loans in the portfolio indexed to the 11th District Cost of Funds
(COFI) coupled with the relatively short duration of interest-bearing liabilities. COFI remained relatively stable during fiscal 1997, with low, high and average levels of 4.76%, 4.84% and 4.82%, respectively.

   The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within a specific time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Conversely, a gap is considered negative when the amount of interest rate sensitive liabilites exceeds the amount of interest rate sensitive assets. During periods of rising interest rates, a positive gap would in theory result in an increase in the interest rate spread. During periods of declining interest rates, a positive gap would in theory result in a decrease in the interest rate spread.

   At March 31, 1997, the Company's one-year interest sensitivity gap as a percentage of total assets was a positive 6.00% as compared to a positive 25.71% at March 31, 1996. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1997, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. It is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 1997, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Adjustable-rate loans and fixed-rate loans are projected to prepay at rates between 9% and 24% with an average of 11% annually. Mortgage-backed securities are projected to prepay at rates between 10% and 15% with an average of 12% annually. Passbook, money market and negotiable order of withdrawal ("NOW") and other demand accounts are assumed to have decay rates of 17% to 32% with an average of 26% annually. The repricing sensitivity of passbook, money market and NOW and other demand deposit accounts is a function in part of the positioning of the current interest rate on the accounts relative to the general level of interest rates and the stage at which an interest rate cycle stands. As the general level of short-term interest rates reaches what will prove to be the lowest level in the cycle and the rates paid on passbook, money market and NOW and other demand deposits near similarly low levels, the sensitivity of such accounts to upward and downward repricing will become increasingly asymmetrical. The lower the interest rates go on the accounts, the greater will be their sensitivity to upward repricing relative to downward repricing. Conversely as interest rates approach the high point in an interest rate cycle, the accounts will have greater sensitivity to downward repricing than they will to further upward repricing. In the table below, the use of decay rates for passbook, money market and NOW and other demand deposit accounts assumes that the sensitivity of these accounts to repricing is symmetrical and less sensitive than would be the case when interest rates approach either the high or low extremes of a particular interest rate cycle. This assumption has the impact of lessening the sensitivity of certain liabilities to repricing, increasing the positive or reducing the negative interest sensitivity gap. Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates (this is commonly referred to as "basis risk"). Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels (specifically with regard to those accounts that do not impose penalties upon prepayment or early withdrawal) would likely deviate significantly from those assumed in calculating the table.

                                                                               More than 3         More than 6       More than 12
                                                                               Months to 6         Months to 12      Months to 3
                                                     3 Months or Less            Months              Months            years
                                                     ----------------          -----------         ------------      ------------
                                                                              (Dollars in Thousands)
Interest-Earning Assets
    Interest-earning deposits & short-term
      investments...................................  $    5,596              $       -            $        -         $       -
    Investment securities, net (1)..................       9,757                 10,531                10,964            14,281
    Mortgage-backed securities......................      93,601                 85,142               111,547            82,713
    Loans receivable................................   1,027,495                346,853               119,940           263,856
    FHLB Stock......................................      27,270                      -                     -                 -
                                                       ---------              ---------           -----------         ----------
      Total interest-earning assets.................   1,163,719                442,526               242,451           360,850

    Unamortized premiums (discounts) and
      deferred loan fees............................      (1,661)                 (560)                  (194)             (426)
    Allowance for loan losses.......................           -                     -                      -                 -
                                                       ---------               -------              ----------          -------
      Net interest-earning assets...................   1,162,058               441,966                247,257           360,424
    Other non-interest-earning assets...............           -                     -                      -                 -
                                                      ----------              --------               --------           --------
      Total assets..................................  $1,162,058              $441,966               $242,757          $360,424
                                                      ==========              ========               ========          ========
Interest-bearing liabilities:
    Money market savings accounts...................  $   11,977              $ 11,977               $ 23,954          $ 95,817

    Passbook accounts...............................       7,686                 7,686                 15,372            61,490
    NOW and other demand deposit accounts...........       6,963                 6,963                 13,926            55,705
    Certificate accounts............................     340,220               400,785                366,746           103,806
    Borrowings......................................     190,000                95,000                195,000            25,000
                                                      ----------              --------              ---------          --------
      Total interest-bearing liabilities............     556,846               522,411                614,998           341,818
    Non-interest-bearing liabilities................           -                     -                      -                 -
    Equity..........................................           -                     -                      -                 -
                                                      ----------              --------             ----------          --------
      Total liabilities and stockholders' equity....  $  556,846              $522,411               $614,998          $341,818
                                                      ==========              ========             ==========          ========
    Interest sensitivity gap........................  $  605,212             ($ 80,445)             ($372,741)         $ 18,606
    Cumulative interest sensitivity gap.............  $  605,212              $524,767               $152,026          $170,632
    Cumulative interest sensitivity gap as a
       percentage of total assets...................       23.87%                20.69%                  6.00%             6.73%
    Cumulative interest-earning assets as a
       percentage of cumulative interest-bearing
       liabilities..................................      208.98%               148.83%                109.12%           108.52%




                                                      More than 3
                                                      Years to 5               More than 5
                                                        Years                    Years               Total
                                                     ----------------          -----------         ------------
                                                                          (Dollars in Thousands)
Interest-Earning Assets
    Interest-earning deposits & short-term
      investments...................................  $        -             $       -             $    5,596
    Investment securities, net (1)..................      31,402                 26,902               103,837
    Mortgage-backed securities......................      57,204                 61,292               491,499
    Loans receivable................................      30,151                 62,362             1,850,657
    FHLB Stock......................................           -                                       27,270
                                                      ----------              ---------            ----------
      Total interest-earning assets.................     118,757                150,556             2,478,859

    Unamortized premiums (discounts) and
      deferred loan fees    ........................         (49)                 (101)                (2,991)
    Allowance for loan losses.......................           -               (27,721)               (27,721)
                                                      ----------             ---------             ----------
      Net interest-earning assets...................     118,708               122,734              2,448,147
    Other non-interest-earning assets...............           -                87,620                 87,620
                                                      ----------              --------             ----------
      Total assets..................................  $  118,708              $210,354             $2,535,767
                                                      ==========              ========             ==========
Interest-bearing liabilities:
    Money market savings accounts...................  $    8,995              $      -               $152,720

    Passbook accounts...............................      61,490                23,143                176,867
    NOW and other demand deposit accounts...........      55,705                 1,969                141,231
    Certificate accounts............................      27,974                   700              1,240,231
    Borrowings......................................      25,000                     -                530,000
                                                      ----------              --------              ---------
      Total interest-bearing liabilities............     179,164                25,812              2,241,049
    Non-interest-bearing liabilities................           -                29,192                 29,192
    Equity..........................................           -               265,526                265,526
                                                      ----------              --------             ----------
      Total liabilities and stockholders' equity....  $  179,164              $320,530             $2,535,767
                                                      ==========              ========             ==========
    Interest sensitivity gap........................  $  (60,456)             $ 96,922
    Cumulative interest sensitivity gap.............  $  110,176              $207,098
    Cumulative interest sensitivity gap as a
       percentage of total assets...................        4.34%                 8.17%
    Cumulative interest-earning assets as a
       percentage of cumulative interest-bearing
       liabilities..................................      105.10%               110.61%

(1) Includes investment securities available-for-sale of $87.0 million which reprice or mature as follows: three months or less $4.1 million, more than three to six months $500,000, more than six to twelve months $10.5 million, more than twelve months to three years $14.3 million, more than three to five years $31.4 million and more than five years $26.2 million.
(2) For purposes of the gap analysis, loss receivable is net of loans in process and includes non-performing loans and loans held for sale but is not reduced for the allowance for loan losses, unamortized discounts, net and deferred loan origination fees, net. Includes loans receivable held for sale of $736,000 which reprice in more than five years.
(3) Unamortized premiums (discounts) and deferred loan fees are related to loans receivable and mortgage-backed securities.

     Net Portfolio Value. Another method of analyzing an institution's exposure to interest rate risk is by measuring the change in the institution's net portfolio value (NPV) under various interest rate scenarios. NPV is the difference between the net present value of assets, liabilities an off-balance sheet contracts. An NPV ratio, is any interest rate scenario, is defined as the NPV in the scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV ratio, in basis points, caused by 2% increase or decrease in rates, whichever produces a larger decline. the higher an institution's sensitivity measure is, the greater its exposure to interest rate risk is considered to be. The OTS produces an analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports. The Bank also calculates its NPV ratio utilizing an internal simulation model. The results of the OTS model may vary from the Bank's internal model primarily due to difference between assumptions utilized in the Bank's internal model and the OTS model, including estimated loan market rates, prepayment rates, reinvestment rates and deposit decay rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide themselves with an opportunity to review the interest rate risk proposals issued by the federal banking agencies. As of March 31, 1997, the Bank's sensitivity measure, as calculated by the OTS, was a negative 2.68%. This represents an increase in sensitivity of 26 basis points from the December results. At the same date, the sensitivity as calculated by the Bank's internal model was a negative 1.24%. the primary difference involves the OTS's use of an option-based pricing approach versus the Bank's simulation model which used static discounted cash flows. Other differences between the two calculations include the aggregation of the and differences in the assumptions used such as market rates, prepayments, etc. The decline in the NPV is attributed largely to the use of shorter-term liabilities to fund longer-term assets as discussed above and a slight upward movement in rates during the last quarter. the Bank compares and reconciles the NPV ratio results from the OTS with those from its internal model and provides this information to management and the Board of Directors on a quarterly basis.

          The Company utilizes simulation modeling to project the interest income and expense that will be generated from interest-earning assets and interest-bearing liabilities using the rate, maturity and repricing
characteristics of  those assets and liabilities.   The simulation modeling is
performed under several hypothetical interest rate scenarios utilizing prepayment estimates, and other customer behavior tailored to the Company's asset and liability products. The simulation modeling is utilized by management to analyze the projected impact of hypothetical interest rate scenarios on the net interest income to be generated by the Company from the current as well as projected asset and liability rate, maturity and repricing structures and is an essential element of the asset/liability management process conducted by the Company.

AVERAGE BALANCE SHEETS

          The following table sets forth certain information relating to the Company for the years ended March 31, 1997, 1996, and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                                         Year Ended March 31,
                                                   -----------------------------------------------------------------------------
                                                              1997                                     1996
                                                   -----------------------------------------------------------------------------
                                                                                Average                                 Average
                                                    Average                      Yield/        Average                   Yield/
                                                    Balance       Interest       Cost          Balance       Interest     Cost
                                                   ----------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Assets:
  Interest-earning assets:
    Interest-bearing deposits and short-term
        investments..............................  $   35,676    $   2,005       5.62%        $   38,381     $  2,117     5.52%
    Investment securities, net(1)(2).............      62,671        4,292       6.85             48,382        2,682     5.54
    Loans receivable, net(3)(4)(5)...............   1,743,487      133,116       7.64          1,574,520      119,776     7.61
    Mortgage-backed securities, net(1)(6)........     406,703       27,723       6.82            150,986       10,853     7.19
    FHLB stock...................................      21,383        1,379       6.45             14,680          745     5.07
                                                   ----------     --------                    ----------     --------
            Total interest-earning assets........   2,269,920      168,515       7.42          1,826,949      136,173     7.45
                                                                  --------                                   --------
    Non-interest-earning assets..................      78,368                                     60,934
                                                   ----------                                 ----------
            Total assets.........................  $2,348,288                                 $1,887,883
                                                   ==========                                 ==========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities
    Passbook accounts............................  $  192,520        5,525       2.87            115,878        2,657     2.29
    Money market savings accounts................     111,793        3,935       3.52            159,276        4,012     2.52
    NOW and other demand deposit accounts........     133,647        1,096       0.82            125,136        1,752     1.40
    Certificate accounts.........................   1,239,510       68,690       5.55          1,272,882       73,830     5.80
                                                   ----------     --------                    ----------     --------
            Total................................   1,677,470       79,246       4.72          1,673,172       82,251     4.92
    FHLB advances and other borrowings...........     345,317       19,981       5.79             83,607        4,920     5.88
    Other........................................       3,223           79       2.45             14,088          385     2.73
                                                   ----------     --------                    ----------     --------
           Total interest-bearing liabilities....   2,026,010       99,306       4.90          1,770,867       87,556     4.94
                                                                  --------                                   --------
    Non-interest bearing liabilities.............      38,143                                      5,963
                                                   ----------                                 ----------
            Total liabilities....................   2,064,153                                  1,776,830
    Stockholders' equity.........................     284,135                                    111,053
                                                   ----------                                 ----------
               Total liabilities and
                 stockholders' equity............  $2,348,288                                 $1,887,883
                                                   ==========                                 ==========
    Net interest income before provision
               for loan losses...................                 $ 69,209                                   $ 48,617
                                                                  ========                                   ========
    Net interest rate spread(7)..................                                2.52                                     2.51
    Net interest margin(8).......................                                3.05                                     2.66
    Ratio of interest-earnings assets
      to interest-bearing liabilities............      112.04%                                    103.17%

------------------------------------

                                                         -----------------------------------------
                                                                          1995
                                                         -----------------------------------------
                                                                                          Average
                                                          Average                         Yield/
                                                          Balance          Interest        Cost
                                                        ------------------------------------------
                                                                (Dollars in thousands)
Assets:
  interest-earning assets:
    Interest-bearing deposits and short-term
        investments..............................       $   15,122         $    793        5.24%
    Investment securities, net(1)(2).............           74,331            3,399        4.57
    Loans receivable, net(3)(4)(5)...............        1,521,945          101,948        6.70
    Mortgage-backed securities, net(1)(6)........           15,262            1,184        7.76
    FHLB stock...................................           13,608              685        5.03
                                                        ----------         --------
        Total interest-earning assets............        1,640,268          108,009        6.58
                                                                           --------
    Non-interest-earning assets..................           71,763
                                                        ----------
            Total assets.........................       $1,712,031
                                                        ==========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities
    Passbook accounts............................       $  121,609            2,493        2.05
    Money market savings accounts................          203,530            4,946        2.43
    NOW and other demand deposit accounts........          120,111            1,129        0.94
    Certificate accounts.........................        1,111,234           52,606        4.73
                                                        ----------         --------
           Total.................................        1,556,484           61,174        3.93
    FHLB advances and other borrowings...........            8,655              532        6.15
    Other........................................            4,179              360        8.61
                                                        ----------         --------
           Total interest-bearing liabilities....        1,569,318           62,066        3.95
                                                                           --------
    Non-interest bearing liabilities.............           29,676
                                                        ----------
            Total liabilities....................        1,598,994
        Stockholders' equity.....................          113,037
                                                        ----------
               Total liabilities and
                 stockholders' equity............       $1,712,031
                                                        ==========
    Net interest income before provision
               for loan losses...................                          $ 45,943
                                                                           ========
    Net interest rate spread(7)..................                                          2.63
    Net interest margin(8).......................                                          2.80
    Ratio of interest-earnings assets
      to interest-bearing liabilities............           104.52%

(1) Includes related assets available-for-sale and unamortized discounts and premiums and certificates of deposit.
(2) Included in the average balance of investment securities for the years ended March 31, 1997, 1996 and 1995 are average investment securities available-for-sale of $50.1 million, $4.7 million and $10.7 million, respectively. Interest income recognized on investment securities available-for-sale during these periods was $3.6 million, $281,000 and $544,000 respectively, resulting in average yields of 7.10%, 5.96% and 5.10%, respectively. Yields on average investment securities available-for-sale have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans. See "Lending Activities".
(4) Included in loans receivable, net at March 31, 1994 are loans held for accelerated disposition of $22.6 million, after a write-down of $10.7 million. The transfer of these loans to loans held for accelerated disposition was made on March 31, 1994. An additional $4.0 million of loans previously classified as loans receivable, net at March 31, 1994 were added to loans held for accelerated disposition during the year ended March 31, 1995 and an additional write down of $2.1 million was recorded against the portfolio of loans held for accelerated disposition. All loans held for accelerated disposition were disposed of with an effective sale date of June 30, 1994. The average balances of loans held for accelerated disposition for the year ended March 31, 1995 is not meaningful due to the timing of the transfers and subsequent sale. Interest income recognized on loans held for accelerated disposition for this period was $192,000 (substantially all of which was recognized prior to the loans being transferred to the loans held for accelerated disposition classification).
(5) Included in the average balance of loans receivable, net for the years ended March 31, 1997, 1996, and 1995 are loans held for sale of $4.0 million, $1.1 million, and $1.9 million, respectively. Interest income recognized on loans held for sale during these periods was $286,000, $80,000, and $135,000, respectively, resulting in average yields of 7.12%, 7.18% and 7.21%, respectively.
(6) Included in the average balance of mortgage-backed securities, net for the years ended March 31, 1997 and 1996 are average mortgage-backed securities available-for-sale of $400.6 million and $46.4 million, respectively.
     There were no mortgage-backed securities available-for-sale during the years ended March 31, 1995 or 1994. Interest income recognized on mortgage-backed securities available-for-sale during the years ended March 31, 1997 and 1996 was $27.3 million and $3.3 million, respectively resulting in an average yield of 6.81% and 7.09%, respectively.
(7) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(8) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                      YEAR ENDED MARCH 31, 1997       YEAR ENDED MARCH 31, 1996     YEAR ENDED MARCH 31, 1995
                                             COMPARED TO                      COMPARED TO                  COMPARED TO
                                      YEAR ENDED MARCH 31, 1996       YEAR ENDED MARCH 31, 1995     YEAR ENDED MARCH 31, 1995
                                   -------------------------------  -----------------------------  -----------------------------
                                          INCREASE (DECREASE)             INCREASE (DECREASE)           INCREASE (DECREASE)
                                                DUE TO                          DUE TO                        DUE TO
                                   -------------------------------  -----------------------------  -----------------------------
                                       VOLUME      RATE      NET      VOLUME     RATE       NET      VOLUME     RATE       NET
                                   ------------  --------  -------  ---------  --------  --------  ----------  --------  -------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Interest-earning deposits and
  short-term investments...........    $  (149)       37      (112)    1,283        41      1,324      (532)      532         -
 Investment securities, net (1)(2).        792       818     1,610    (1,438)      721       (717)     (388)      198      (190)
 Loans receivable, net(3)..........     12,854       486    13,340     4,001    13,827     17,828     4,182    (6,126)   (1,944)
 Mortgage-backed securities,
  net (1)(4).......................     18,381    (1,511)   16,870     9,756       (87)     9,669       777       (44)      733
 FHLB stock........................        340       294       634        54         6         60        81       139       220
                                       -------    ------    ------   -------    ------     ------     -----    ------   -------
    Total interest-earning assets..     32,218       124    32,342    13,656    14,508     28,164     4,120    (5,301)   (1,181)
                                       -------    ------    ------   -------    ------     ------     -----    ------   -------
INTEREST-BEARING LIABILITIES:
 Money market savings accounts.....     (1,196)    1,119       (77)   (1,115)      181       (934)     (686)       46      (640)
  Passbook accounts................      1,757     1,111     2,868      (132)      296        164      (163)     (207)     (370)
 NOW and other demand
  deposit accounts.................        119      (775)     (656)       70       553        623        20      (389)     (369)
 Certificate accounts..............       (468)   (4,672)   (5,140)    6,913    14,311     21,224     4,507     3,264     7,771
 FHLB advances and other borrowings     15,401      (340)   15,061     4,411       (23)     4,388       532         -       532
 Other.............................       (297)       (9)     (306)      271      (246)        25       (36)      239       203
                                       -------    ------    ------   -------    ------     ------     -----    ------   -------
    Total interest-bearing
     liabilities...................     15,316    (3,566)   11,750    10,418    15,072     25,490     4,174     2,953     7,127
                                       -------    ------    ------   -------    ------     ------     -----    ------   -------
Change in net interest income......    $16,902     3,690    20,592     3,238      (564)     2,674       (54)   (8,254)   (8,308)
                                       =======    ======    ======   =======    ======     ======     =====    ======   =======

_________________________
(1) Includes assets available-for-sale.
(2) The Company adopted SFAS No. 115 effective as of April 1, 1994. Included in the increases (decreases) in interest income on investment securities, net for the year ended March 31, 1997 compared to 1996, for the year ended
    March 31, 1996 compared to 1995 and for the year ended March 31, 1995 compared to 1994 are increases/(decreases) in interest income on investment securities available-for-sale attributable to volume and rate of $2.7 million and $571,000; $(303,000) and $40,000; and $543,000 and zero, respectively. There were no investment securities available-for-sale during the year ended March 31, 1994.
(3) Included in the increases or (decreases) in interest income on loans receivable, net for the year ended March 31, 1997 compared to 1996, the year ended March 31, 1996 compared to 1995, the year ended March 31, 1995 compared to 1994 are increases/(decreases) in interest income on loans held for sale attributable to volume and rate of $208,000 and $(2,000);
    $(54,000) and $(1,000); and ($240,000) and $16,000, respectively.
(4) Included in the increase or (decrease) in interest income on mortgage-backed securities, net for the year ended March 31, 1997 compared to 1996 and for the year ended March 31, 1996 compared to March 31, 1995 are increases/ (decreases) in interest income on mortgage-backed securities available-for-sale attributable to volume and rate of $25.1 million and ($1.1 million); and $3.3 million and zero, respectively.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

GENERAL
-------

   The Company reported net earnings of $2.7 million for fiscal 1997 compared to net earnings of $2.1 million for fiscal 1996. The slight improvement in operating results between fiscal 1997 and fiscal 1996 was attributable to the increase in net interest income before provision for loan losses arising from higher balances of average interest-earning assets and interest-bearing liabilities coupled with an increase in the ratio of average interest-earning assets to average interest-bearing liabilities reflecting the investment of the net proceeds from the Company's March 28, 1996 initial public offering of common
stock.   Net interest income before provision for loan losses was $69.2 million for fiscal 1997, compared to $48.6 million for fiscal 1996. Provision for loan losses increased from $10.9 million for fiscal 1996 to $13.7 million for fiscal 1997. Total non-interest income increased from $8.1 million for fiscal 1996 to $10.2 million for fiscal 1997 due principally to an increase in savings fees and charges from $3.7 million for fiscal 1996 to $4.8 million for fiscal 1997.

INTEREST INCOME
---------------

   Interest income for fiscal 1997 was $168.5 million compared to $136.2 million for fiscal 1996, an increase of $32.3 million or 23.8%. The increase in interest income between fiscal 1996 and fiscal 1997 was attributable to a $443.0 million increase in average interest-earning assets from $1.83 billion for
fiscal 1996 to $2.27 billion for fiscal 1997.   The yield on average interest-
earning assets was 7.42% for fiscal 1997 compared to 7.45%  for fiscal 1996.
The increase in average interest-earning assets between fiscal 1996 and fiscal 1997 was comprised of a $255.7 million increase in the average balance of mortgage-backed securities from $151.0 million for fiscal 1996 to $406.7 million for fiscal 1997 and a $169.0 million increase in the average balance of loans receivable, net from $1.57 billion for fiscal 1996 to $1.74 billion for fiscal 1997. The average yield on loans receivable, net increased 3 basis points from 7.61% for fiscal 1996 to 7.64% for fiscal 1997 reflecting the Bank's increased emphasis on the origination of mortgages which provide higher yields than those
earned on single-family residential COFI based loan products.   The disbursed
balance of the Bank's portfolio of construction loans totaled $74.7 million at an average yield of 11.49% during fiscal 1997 compared to $51.5 million at an average yield of 9.12% during fiscal 1996. The Bank has also increased the proportion of its loan portfolio comprised by ("36/6") single-family residential mortgage loans which provide for a fixed-rate of interest for 36 months before transitioning to a six month adjustable-rate loan tied to the one-year CMT index. During fiscal 1997, the Bank's portfolio of these types of loans averaged $193.9 million at an average yield of 7.12% compared to $37.5 million at an average yield of 7.12% during fiscal 1996. Unlike the typical COFI based adjustable-rate loans originated by the Bank, these "36/6" loans are not originated with lower introductory rates. The increase in yield on loans receivable, net attributable to the change in the composition of the loan portfolio was partially offset by a decrease in the COFI to which a large portion of the Bank's portfolio of adjustable-rate loans are tied. For the year ended March 31, 1997, COFI averaged 4.83% compared to 5.08% for fiscal 1996.
The yield on mortgage-backed securities decreased from 7.19% for fiscal 1996 to 6.82% for fiscal 1997 as lower-yielding adjustable-rate mortgage-backed securities indexed primarily to the one-year CMT were purchased and added to the portfolio in connection with the Bank's strategy of supplementing growth in loans and deposits with mortgage-backed and other securities funded utilizing primarily FHLB advances and other borrowings.

INTEREST EXPENSE
----------------

   Interest expense for fiscal 1997 was $99.3 million compared to $87.6 million for fiscal 1996, an increase of $11.8 million or 13.4%. The increase in interest expense between fiscal 1996 and fiscal 1997, was due to an increase in average interest-bearing liabilities from $1.77 billion for fiscal 1996 to $2.03 billion for fiscal 1997. The increase in interest expense attributable to the increase in average interest-bearing liabilities was partially offset by a slight decrease in the average cost of interest-bearing liabilities from 4.94% for fiscal 1996 to 4.90% for fiscal 1997. The increase in the average balance of interest-bearing liabilities was attributable to a $250.8 million increase in the average balance of FHLB advances and other borrowings from $97.7 million for fiscal 1996 to $348.5 million for fiscal 1997. The average balance of deposits increased $4.3 million from $1.67 billion for fiscal 1996 to $1.68 billion for fiscal 1997. During fiscal 1997, the Bank utilized FHLB advances and other borrowings as primary funding sources for its additional investments in mortgage-backed and other investment securities and as a means of managing the difference in cash flows between retail loan and deposit activity in a manner complementary to the overall interest rate risk profile of the Bank. The average cost of deposits decreased from 4.92% for fiscal 1996 to 4.72% for fiscal 1997. Contributing to the decrease in the average cost of deposits was a $37.7 million increase in the average balance of money market savings, passbook and NOW and other demand deposit accounts from $400.3 million for fiscal 1996 to $438.0 million for fiscal 1997.

PROVISION FOR LOAN LOSSES
--------------------------

          Provision for loan losses was $13.7 million for fiscal 1997 compared to $10.9 million for fiscal 1996. The provision for loan losses for fiscal 1997 includes $2.5 million applicable to the establishment of specific allowances on several loans based upon updated reviews in June 1996. Non-accrual loans were $23.4 million or 1.24%, of gross loans receivable at March 31, 1997 compared to $23.0 million or 1.41% of gross loans receivable at March 31, 1996. The allowance for loan losses was $27.7 million or 1.47% of gross loans receivable at March 31, 1997 compared to $19.7 million or 1.21% of gross loans receivable at March 31, 1996.

NON-INTEREST INCOME
-------------------

          Non-interest income was $10.2 million for fiscal 1997 compared to $8.1 million for fiscal 1996, an increase of $2.1 million or 25.7%. The increase between fiscal 1996 and fiscal 1997 was attributable principally to an increase in savings fees and charges from $3.7 million for fiscal 1996 to $4.8 million for fiscal 1997 due to a combination of higher volumes and an increased emphasis on the assessment and collection of fees. The income from the sale of non-deposit investments increased from $986,000 for fiscal 1996 to $1.4 million for fiscal 1997 as the Bank continued to expand its offerings of non-proprietory annuity and mutual fund products. Trust fee income was $1.4 million for both fiscal 1997 and fiscal 1996.

NON-INTEREST EXPENSE
--------------------

          Non-interest expense was $60.0 million for fiscal 1997 compared to $42.1 million for fiscal 1996, an increase of $17.8 million or 42.3%. Non-interest expense for fiscal 1997 includes a pre-tax charge of $10.9 million representing the Bank's share of an industry-wide special assessment levied against the March 31, 1995 deposit bases of all savings institutions in the country with deposits insured by the SAIF.

          General and administrative expense was $49.4 million or 2.10% of average assets for fiscal 1997 compared to $40.5 million or 2.14% of average assets for fiscal 1996, an increase of $8.9 million or 22.0%. Compensation and benefits expense increased $3.9 million from $19.1 million for fiscal 1996 to $23.0 million for fiscal 1997. The increase between fiscal 1996 and fiscal 1997 was attributable principally to the addition of $2.0 million of expense associated with the amortization of shares under the Company's ESOP and $830,000 of expense associated with the Company's 1996 Incentive Plan. Other non-interest expense increased $3.1 million from $9.7 million for fiscal 1996 to $12.8 million for fiscal 1997. The increase was due principally to approximately $2.1 million of expenses associated with the Bank's transition of its EDP systems to a new third-party service provider in October 1996. Other non-interest expense for fiscal 1997 also includes a $350,000 legal judgment and a $420,000 accrual for the interest portion of a possible adverse

California franchise tax settlement. Marketing and professional services expense increased $1.5 million from $1.8 million for fiscal 1996 to $3.2 million for fiscal 1997 due principally to an increase in marketing expense associated with the Bank's name change and increased focus on business banking. Real estate operations, net reflects income of $325,000 for fiscal 1997 compared to expense of $1.7 million for fiscal 1996. The results for fiscal 1997 reflect a $1.4 million reduction in the allowance for real estate losses based upon updated property valuations.

INCOME TAXES
------------

          Income taxes were $3.1 million for fiscal 1997 compared to $1.7 million for fiscal 1996. Income taxes for fiscal 1997 includes a $470,000 accrual for the tax portion of a possible adverse California franchise tax settlement and $150,000 of Delaware corporate tax applicable to the Company's incorporation in that state in March 1996. The effective income tax rate for fiscal 1997, excluding the two items noted above was 43.2% compared to 44.4% for fiscal 1996.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND MARCH 31, 1996
----------------------------------------------------------------------

          Total assets at March 31, 1997 were $2.54 billion compared to $2.01 billion at March 31, 1996 an increase of $527.6 million or 26.3%. Loans receivable, net increased by $244.3 million from $1.57 billion at March 31, 1996 to $1.82 billion at March 31, 1997 due principally to an increase in loan originations from $265.2 million in fiscal 1996 to $499.7 million in fiscal 1997. Mortgage-backed securities available-for-sale increased $360.4 million from $125.6 million at March 31, 1996 to $486.0 million at March 31, 1997. Investment securities available-for-sale increased $77.7 million from $9.9 million at March 31, 1996 to $87.6 million at March 31, 1997 while investment securities held-to-maturity decreased $11.8 million from $28.0 million at March 31, 1996 to $16.2 million at March 31, 1997 reflecting the maturation or calling of investments by the issuers. Cash and cash equivalents decreased $144.3 million from $175.9 million at March 31, 1996 to $31.6 million at March 31, 1997 due principally to the redeployment of the net proceeds from the March 28, 1996 closing of the Company's stock offering. The majority of the net proceeds from the March 28, 1996 stock offering remained in short-term investments at March 31, 1996 awaiting deployment into longer-term investments. See "Liquidity and Capital Resources".

          Total liabilities at March 31, 1997 were $2.27 billion compared to $1.72 billion at March 31, 1996, an increase of $551.2 million. Total deposits of the Bank were $1.71 billion at March 31, 1997 compared to $1.68 billion at March 31, 1996. FHLB advances and other borrowings were $530.0 million at March 31, 1997 compared to $19.7 million at March 31, 1996. The increase in FHLB advances and other borrowings between March 31, 1996 and 1997 was attributable to the Bank's use of FHLB advances and other borrowings to fund the growth in loans receivable and the increase in mortgage-backed securities during fiscal 1997.

          Total stockholders' equity decreased $23.5 million from $289.1 million at March 31, 1996 to $265.5 million at March 31, 1997. The $23.5 million decrease is comprised principally of an $11.2 million decrease in additional paid-in-capital, an $8.8 million increase in unearned stock-based compensation and a $2.2 million decrease in retained earnings, substantially restricted. The $11.2 million decrease in additional paid-in-capital was attributable principally to the Company's repurchase of 991,875 shares of its outstanding common stock on January 24, 1997. All shares were repurchased at a price of $14.94 per share. The $8.8 million increase in unearned stock-based compensation is comprised of an $13.0 million increase attributable to the purchase of 793,000 shares of the Company's common stock by the third party trustee administrator of the Company's 1996 Incentive Plan partially offset by a $4.1 million decrease attributable to the amortization of shares under the Company's ESOP. The $2.2 million decrease in retained earnings, substantially restricted is comprised of $2.7 million of net earnings offset by $4.9 million which represents the amount paid for the repurchase of treasury stock in excess of the issuance price of the stock.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995

GENERAL
-------

          The Bank reported net earnings of $2.1 million for fiscal 1996 compared to a net loss of $4.2 million for fiscal 1995. The improvement in operating results between fiscal 1995 and fiscal 1996 was positively influenced by a $3.0 million decrease in the provision for loan losses from $13.9 million for fiscal 1995 to $10.9 million for fiscal 1996. Operating results for fiscal 1996 were also positively impacted by the increase in net interest income before provision for loan losses arising from higher balances of average interest-earning assets and interest-bearing liabilities. Net interest income before provision for loan losses was $48.6 million for fiscal 1996, compared to $45.9 million for fiscal 1995. Total non-interest income increased from $4.9 million for fiscal 1995 to $8.1 million for fiscal 1996 due principally to the inclusion in fiscal 1996 operating results of a full twelve months of trust fee income attributable to the full service trust operation acquired in January 1995, as a key component of the Bank's transition to providing a full range of banking related services. Trust fee income was $1.4 million for fiscal 1996 compared to $252,000 for fiscal 1995.

INTEREST INCOME
---------------

          Interest income for fiscal 1996 was $136.2 million compared to $108.0 million for fiscal 1995, an increase of $28.1 million or 26.1%. The increase in interest income between fiscal 1995 and fiscal 1996 was attributable to an increase in the yield on average interest-earning assets from 6.58% in fiscal 1995 to 7.45% in fiscal 1996 coupled with a $186.7 million increase in average interest-earning assets from $1.64 billion for fiscal 1995 to $1.83 billion for fiscal 1996. The increase in average interest-earning assets between fiscal 1995 and fiscal 1996 was comprised principally of a $135.7 million increase in the average balance of mortgage-backed securities from $15.3 million for fiscal 1995 to $151.0 million for fiscal 1996. The yield on mortgage-backed securities decreased from 7.76% for fiscal 1995 to 7.19% for fiscal 1996 as lower-yielding adjustable-rate mortgage-backed securities indexed primarily to the one-year CMT were purchased and added to the portfolio in connection with the Bank's strategy of supplementing growth in loans and deposits with mortgage-backed and other securities funded utilizing FHLB advances and other borrowings. The change in the yield on mortgage-backed securities between fiscal 1995 and fiscal 1996 was also influenced by the June 1995 securitization of $73.4 million of mortgage loans originated in prior periods. The weighted average interest rate on the mortgage-backed securities created through this securitization was 7.59%. These securitized loans were initially classified as mortgage-backed securities held-to-maturity. In December 1995, these mortgage-backed securities were reclassified to mortgage-backed securities available-for-sale along with principally all of the Bank's other mortgage-backed and other investment securities. This reclassification was carried out under the provisions of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" a Special Report issued by the Financial Accounting Standards Board in November 1995. The average balance of loans receivable, net increased $52.6 million during 1996 from $1.52 billion for fiscal 1995 to $1.57 billion for fiscal 1996 while the average yield on loans receivable, net increased 91 basis points from 6.70% for fiscal 1995 to 7.61% for fiscal 1996 as the yields on the 78.8% of the Bank's mortgage loans receivable indexed to COFI adjusted upward in response to upward movement in the index during fiscal 1995 and the first quarter of fiscal 1996.

INTEREST EXPENSE
----------------

          Interest expense for fiscal 1996 was $87.6 million compared to $62.1 million for fiscal 1995, an increase of $25.5 million or 41.1%. The increase in interest expense between fiscal 1995 and fiscal 1996, was due primarily to an increase in the average cost of interest-bearing liabilities from 3.95% for fiscal 1995 to 4.94% for fiscal 1996. The average cost of deposits increased from 3.93% for fiscal 1995 to 4.92% for fiscal 1996. Contributing to the increase in the average cost of deposits was an $161.6 million increase in the average balance of certificate accounts from $1.11 billion for fiscal 1995 to $1.27 billion for fiscal 1996 coupled with a $50.0 million decrease in the average balance of passbook and money market savings accounts from $325.1 million for fiscal 1995 to $275.2 million for fiscal 1996. Coupled with a change in the composition of the Bank's certificate accounts as the average balance of COFI based variable-rate certificates of deposit decreased $151.6 million from $208.4 million for fiscal 1995 to $57.2 million for fiscal 1996 with corresponding increases to fixed-rate certificates of deposit of varying terms. Contributing to the increase in interest expense between fiscal 1995 and fiscal 1996 was a $201.5 million increase in the average balance of interest-bearing liabilities from $1.57 billion for fiscal 1995 to $1.77 billion for fiscal 1996. The increase in the average balance of interest-bearing liabilities was comprised of a $116.7 million increase in the average balance of deposits from $1.56 billion for fiscal 1995 to $1.67 billion for fiscal 1996 coupled with an $84.9 million increase in FHLB advances and other borrowings from $12.8 million for fiscal 1995 to $97.7 million for fiscal 1996. During fiscal 1996, the Bank utilized FHLB advances and other borrowings as primary funding sources for its additional investments in mortgage-backed securities, and as a means of managing the differential cash flows associated with retail loan and deposit activity in a manner complementary to the overall interest rate risk profile of the Bank.

PROVISION FOR LOAN LOSSES
-------------------------

          Provision for loan losses was $10.9 million for fiscal 1996 compared to $13.9 million for fiscal 1995. The $3.0 million decline in the provision for loan losses between fiscal 1995 and fiscal 1996 was attributable to a stabilization in the level of non-performing loans during fiscal 1996. Non-performing loans were $23.0 million or 1.41% of gross loans at March 31, 1996 compared to $23.7 million or 1.43% of gross loans at March 31, 1995. The allowance for loan losses was $19.7 million or 1.21% of gross loans receivable at March 31, 1996 compared to $19.3 million or 1.16% of gross loans receivable at March 31, 1995.

NON-INTEREST INCOME
-------------------

          Non-interest income was $8.1 million for fiscal 1996 compared to $4.9 million for fiscal 1995, an increase of $3.2 million or 65.7%. The increase between fiscal 1995 and fiscal 1996 was attributable principally to an increase in trust fee income from $252,000 for fiscal 1995 to $1.4 million for fiscal 1996 due principally to the January 1995 acquisition of the full service trust operation. Fee income from the sale of non-deposit investments increased from $197,000 for fiscal 1995 to $986,000 for fiscal 1996. Deposit fees and charges increased from $2.9 million for fiscal 1995 to $3.6 million for fiscal 1996.

NON-INTEREST EXPENSE
--------------------

          Non-interest expense was $42.1 million for fiscal 1996 compared to $44.2 million for fiscal 1995, a decrease of $2.1 million or 4.70%. The decrease between fiscal 1995 and fiscal 1996 was attributable to a $3.0 million decrease in the net expenses of real estate operations from $4.7 million for fiscal 1995 to $1.7 million for fiscal 1996 caused by a $3.0 million decrease in the provision for losses on real estate from $3.9 million for fiscal 1995 to $868,000 for fiscal 1996.

          General and administrative expense was $40.5 million for fiscal 1996 compared to $39.5 million for fiscal 1995, an increase of $941,000 or 2.4%. The increase between fiscal 1995 and fiscal 1996 was attributable principally to an increase in the operating expenses of the trust operation from $216,000 for fiscal 1995 to $1.6 million for fiscal 1996.

INCOME TAXES
------------

          Income taxes were $1.7 million for fiscal 1996 compared to income tax benefits of $3.1 million for fiscal 1995. The $4.8 million or 153.1% increase in income taxes between fiscal 1995 and fiscal 1996 was attributable to an $11.0 million or 151.1% increase in earnings before income taxes from a loss before income taxes of $7.3 million for fiscal 1995 to earnings before income taxes of $3.7 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predicable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's average liquidity ratios were 5.30%, 6.04% and 6.17% for the years ended March 31, 1997, 1996 and 1995,
respectively.   Management attempts to maintain a liquidity ratio between five and six percent. This reflects management's strategy to invest excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank has invested in corporate securities when the yields thereon have been more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Company invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Company for the call options inherent in the securities.

          The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $42.2 million, $5.9 million, and $41.9 million for the years ended March 31, 1997, 1996 and 1995, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $226.0 million, $192.2 million and $199.4 million for the years ended March 31, 1997, 1996 and 1995, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $492.8 million, $260.1 million and $429.3 million for the years ended March 31, 1997, 1996 and 1995, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $563.1 million, $191.6 million and $162.2 million for the years ended March 31, 1997, 1996 and 1995, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $101.8 million, $198.9 million and $116.6 million for the years ended March 31, 1997, 1996 and 1995, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $29.0 million, $12.7 million and $145.8 million for the years ended March 31, 1997, 1996 and 1995, respectively. The net changes in FHLB advances and other borrowings were an $510.3 million increase for 1997, a $29.4 million decrease for 1996 and an increase of $49.1 million for 1995.

          On March 28, 1996, the Company completed its initial public offering of common stock to the public. The net proceeds from this offering were $193.9 million, after deducting offering expenses. $15.9 million of the net proceeds were utilized to fund a loan to the ESOP for the purchase of 1,587,000 (8% of the original issued shares) of the Company's common stock. Concurrent with the closing of the Company's offering of common stock, the Company acquired 100% of the outstanding capital stock of the Bank for $105.0 million. The Bancorp provided to the Bank a $73.0 million interest-bearing loan, due on demand. This loan was repaid in full on September 26, 1996. As of March 31, 1996, the $178.0 million of net proceeds were utilized by the Bank for investment in cash equivalents and repayment of short-term FHLB advances and other borrowings awaiting deployment into longer-term investments.

          At March 31, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $209.7 million, or 8.46 % of adjusted total assets, which is above the required level of $37.2 million, or 1.5%; core capital of $209.7 million, or 8.46% of adjusted total assets, which is above the required level of $74.4 million, or 3.0%, and total risk-based capital of $226.3 million, or 16.54% of risk-weighted assets, which is above the required level of $109.4 million, or 8%. See "Regulation and Supervision - Federal Savings Institution Regulation".

          The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1997 cash and short-term investments totaled $109.7 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At March 31, 1997, the Bank has $480.0 million of FHLB advances and $50 million of reverse repurchase agreements outstanding. Other sources of liquidity include investment securities maturing within one year.

          The Company currently has no material contractual obligations or commitments for capital expenditures. See "Business of the Company - General". At March 31, 1997, the Bank had outstanding commitments to originate and purchase mortgage loans of $10.8 million and zero, respectively, compared to $13.5 million and $1.4 million, respectively, at March 31, 1996. At March 31, 1997, the Company had outstanding commitments to purchase mortgage-backed securities and other investment securities of $21.0 million and $5.0 million, respectively, compared to $27.5 million and $8.0 million , respectively at March
31, 1996.   The Company anticipates that it will have sufficient funds available to meet these commitments. See "Description of Business - General". Certificate accounts which are scheduled to mature in less than one year from March 31, 1997 totaled $1.10 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

          During July 1996, the Bank entered into five-year contracts with new core electronic data processing system providers. The conversion to the new systems occurred in October 1996. The costs charged to expense for this conversion aggregated $2.1 million during fiscal 1997. Annual data processing expenses under these contracts are expected to be within the range of $2.4 million, which is not materially different from the Bank's level of expenditures to its previous service provider.


IMPACT OF INFLATION

          The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

                       PFF BANCORP, INC. AND SUBSIDIARY


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------




                         Index to Financial Statements
                         ------------------------------


Consolidated Balance Sheets - March 31, 1997 and 1996...........................   64

Consolidated Statements of Operations - Years ended March 31, 1997,
       1996 and 1995............................................................   65

Consolidated Statements of Stockholders' Equity - Years ended March 31, 1997,
      1996, and 1995............................................................   66

Consolidated Statements of Cash Flows - Years ended March 31, 1997, 1996
      and 1995..................................................................   67

Notes to Consolidated Financial Statements......................................   69

Independent Auditors' Report....................................................   96

                       PFF BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                          ASSETS                                                      MARCH 31
                                                                   -----------------------------------------
                                                                        1997                       1996
                                                                   -------------------      -----------------
Cash and cash equivalents                                             $   31,632                     175,904
Certificates of Deposit                                                        -                         190
Loans held for sale at lower of cost or fair
  value (net of valuation allowance of
  $350 at March 31, 1996) (note 19)                                          736                       6,015
Investment securities held-to-maturity (estimated fair value of $16,213 and $28,109 at March 31,1997 and 1996)
  (notes 2 and 9)                                                         16,190                      28,026
Investment securities available-for-sale, at fair
  value (notes 2, 9 and 11)                                               87,647                       9,932
Mortgage-backed securities held-to-maturity (estimated
  fair value of $5,509 and $7,180 at March 31, 1997
  and 1996) (notes 3, 9  and 11)                                           5,490                       7,134
Mortgage-backed securities available-for-sale, at fair
  value (notes 3, 9, 10 and 11)                                          486,009                     125,588
Loans receivable, net (notes 4, 6, 9 and 11)                           1,819,209                   1,574,935
Federal Home Loan Bank (FHLB) stock, at cost (note 11)                    27,270                      15,892
Accrued interest receivable (note 7)                                      15,879                      10,819
Real Estate, net (notes 5 and 6)                                           8,858                       7,644
Property and equipment, net (note 8)                                      26,521                      24,673
Prepaid expenses and other assets (notes 12 and 18)                       10,326                      21,387
                                                                      ----------                   ---------
          Total Assets                                                $2,535,767                   2,008,139
                                                                      ==========                   =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits (note 9)                                                    $1,711,049                   1,682,073
 FHLB advances and other borrowings (notes 10 and 11)                    530,000                      19,722
 Deferred income taxes payable (note 13)                                   6,894                       9,309
 Accrued expenses and other liabilities                                   22,298                       7,964
                                                                         -------                     -------
          Total liabilities                                            2,270,241                   1,719,068

Commitments and contingencies (notes 12, 16, 17 and 18)                        -                           -

Stockholders' equity (notes 14, 21 and 22):
 Preferred stock, $.01 par value.  Authorized
  2,000,000 shares; none issued and outstanding                                -                           -
 Common stock, $.01 par value. Authorized 59,000,000
  shares; issued 19,837,500; outstanding 18,845,625 and
  19,837,500 at March 31, 1997 and 1996, respectively                        198                         198
 Additional paid-in capital                                              182,519                     193,677
 Retained earnings, substantially
  restricted (notes 13 and 14)                                           108,021                     110,187
 Unearned stock-based compensation (note 12)                             (24,711)                    (15,870)
 Treasury stock                                                              (10)                          -
 Unrealized gains (losses) on securities available-for-sale, net            (491)                        879
                                                                         -------                     -------

          Total stockholders' equity                                     265,526                     289,071
                                                                      ----------                   ---------

          Total liabilities and stockholders' equity                  $2,535,767                   2,008,139
                                                                      ==========                   =========


See accompanying notes to consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)

                                                                   YEAR ENDED MARCH 31
                                                            ----------------------------------
                                                               1997         1996       1995
                                                            ---------   ----------   ---------
Interest Income:
  Mortgage loans                                            $  130,788    117,534      99,872
  Non-mortgage loans                                             2,328      2,242       2,076
  Mortgage-backed securities                                    27,723     10,853       1,184
  Investment securities and deposits                             7,676      5,544       4,877
                                                            ----------    -------     -------
       Total interest income                                   168,515    136,173     108,009
                                                            ----------    -------     -------
Interest on deposits (note 9)                                   79,246     82,251      61,174
Interest on borrowings (note 10)                                20,060      5,305         892
                                                            ----------    -------     -------
       Total interest expense                                   99,306     87,556      62,066
                                                            ----------    -------     -------
       Net interest income before provision for
        loan losses                                             69,209     48,617      45,943
Provision for loan losses (note 6)                              13,661     10,895      13,901
                                                            ----------    -------     -------
       Net interest income after provision for
        loan losses                                             55,548     37,722      32,042
                                                            ----------    -------     -------
Non-interest income:
  Other fees and charges                                         9,049      7,450       4,695
  Mortgage loan servicing fees (note 19)                           903        907         563
  Gain (loss) on sale of loans and securities,
     net (note 19)                                                 150        102         (25)
  Other non-interest income                                        125       (320)       (321)
                                                            ----------    -------     -------
       Total non-interest income                                10,227      8,139       4,912
                                                            ----------    -------     -------
Non-interest expense:
  General and administrative:
   Compensation and benefits (note 12)                          23,003     19,062      18,411
   Occupancy and equipment                                      10,305      9,951       8,873
   Marketing and professional services                           3,238      1,755       2,707
   Other non-interest expense (note 15)                         12,835      9,707       9,543
                                                            ----------    -------     -------
       Total general and administrative                         49,381     40,475      39,534
  SAIF recapitalization assessment                              10,900          -           -
  Real estate operations, net (note 5)                            (325)     1,670       4,691
                                                            ----------    -------     -------
       Total non-interest expense                               59,956     42,145      44,225
                                                            ----------    -------     -------
       Earnings (loss) before income taxes                       5,819      3,716      (7,271)
  Income taxes (benefit) (note 13)                               3,087      1,651      (3,112)
                                                            ----------    -------     -------
       Net earnings (loss)                                     $ 2,732      2,065      (4,159)
                                                            ==========    =======     =======

       Earnings per share                                      $   .15        N/A         N/A
                                                            ==========    =======     =======
       Weighted average shares outstanding                  18,124,600        N/A         N/A
                                                            ==========    =======     =======

See accompanying notes to consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                 (Dollars in thousands, except per share data)

                                                                             RETAINED
                                                            ADDITIONAL       EARNINGS        UNEARNED
                                 NUMBER OF      COMMON        PAID-IN     SUBSTANTIALLY     STOCK-BASED    TREASURY
                                  SHARES         STOCK        CAPITAL       RESTRICTED     COMPENSATION      STOCK
                                -----------   -----------   -----------   --------------   -------------   ---------
Balance at March 31, 1994                -           $  -            -          112,281               -           -

Net loss                                 -              -            -           (4,159)              -           -
Adoption of SFAS 115 on
 April 1, 1994                           -              -            -                -               -           -
Changes in unrealized losses
 on securities available-for-
 sale, net                               -              -            -                -               -           -
                                ----------           ----   ----------          -------    ------------    --------

Balance at March 31, 1995                -              -            -          108,122               -           -

Net earnings                             -              -            -            2,065               -           -
Proceeds from issuance of
 common stock, net of issuance
 costs of $4,500                19,837,500            198      193,677                -               -           -
Purchase of shares for
 employee stock ownership
 plan (ESOP)                             -              -            -                -         (15,870)          -
Changes in unrealized gains
 on securities available-for-
 sale, net                               -              -            -                -               -           -
                                ----------           ----   ----------          -------    ------------    --------

Balance at March 31, 1996       19,837,500            198      193,677          110,187         (15,870)          -

Net earnings                             -              -            -            2,732               -
Purchase of treasury stock        (991,875)             -       (9,909)          (4,898)              -         (10)
Purchase of 793,500 shares
 for the Company's 1996
 Incentive plan                          -              -            -                -         (12,974)          -
Amortization of shares under
 stock-based compensation plans          -              -       (1,249)               -           4,133           -
Changes in unrealized losses
 on securities available-for
 -sale, net                              -              -            -                -               -           -
                                ----------           ----   ----------          -------    ------------    --------

Balance at March 31, 1997       18,845,625           $198      182,519          108,021         (24,711)        (10)
                                ==========           ====   ==========          =======    ============    ========
                                           UNREALIZED
                                          GAINS(LOSSES)
                                          ON SECURITIES
                                         AVAILABLE-FOR-
                                            SALE, NET       TOTAL
                                         ---------------   -------
Balance at March 31, 1994                         -        112,281

Net loss                                          -         (4,159)
Adoption of SFAS 115 on
 April 1, 1994                                  (27)           (27)
Changes in unrealized losses
 on securities available-for-sale, net          (42)           (42)
                                             ------        -------

Balance at March 31, 1995                       (69)       108,053

Net earnings                                      -          2,065
Proceeds from issuance of
 common stock, net of issuance
 costs of $4,500                                  -        193,875
Purchase of shares for
 employee stock ownership plan (ESOP)             -        (15,870)
Changes in unrealized gains
 on securities available-for-sale, net          948            948
                                             ------        -------

Balance at March 31, 1996                       879        289,071

Net earnings                                      -          2,732
Purchase of treasury stock                        -        (14,817)
Purchase of 793,500 shares
 for the Company's 1996 Incentive plan            -        (12,974)
Amortization of shares under
 stock-based compensation plans                   -          2,884
Changes in unrealized losses
 on securities available-for
 -sale, net                                  (1,370)        (1,370)
                                             ------        -------

Balance at March 31, 1997                      (491)       265,526
                                             ======        =======

See accompanying notes to consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                      YEAR ENDED MARCH 31
                                                              ----------------------------------
                                                                 1997        1996        1995
                                                              ----------   ---------   ---------

Cash flows for operating activities:
    Net earnings (loss)                                        $   2,732        2,065      (4,159)
    Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
        Amortization of premiums (discounts) on
         loans, investments and mortgage-backed
         securities                                                  331       (1,740)       (180)
        Amortization of deferred loan origination fees            (1,666)      (1,716)     (1,305)
        Loan fees collected                                         (212)       1,059       1,240
        Dividends on FHLB stock                                   (1,150)        (701)       (663)
        Provisions for losses on:
          Loans                                                   13,661       10,895      13,901
          Real estate                                               (970)         868       3,867
        Net loss on sales of loans, mortgage-
          backed securities available-for-sale,
          real estate and property and equipment                    (764)        (475)       (182)
        Depreciation and amortization of property and
          equipment                                                3,134        3,233       2,817
        Loans originated for sale                                (21,590)     (15,294)     (2,147)
        Proceeds from sale of loans held-for-sale                 26,869        9,381       1,290
        Proceeds from sale of loans held for
          accelerated disposition                                      -        6,080      24,493
        Amortization of unearned stock-based compensation          2,884            -           -
        Increase (decrease) in:
          Deferred income taxes                                   (2,415)       1,309      (2,371)
          Accrued expenses and other liabilities                  15,395       (1,035)       (267)
        (Increase) decrease in:
          Accrued interest receivable                             (5,060)      (1,643)       (838)
          Prepaid expenses and other assets                       11,061       (6,374)      6,379
                                                               ---------    ---------  - --------
             Net cash provided by operating activities            42,240        5,912      41,875
                                                               ---------    ---------  - --------

Cash flows from investing activities:
    Net maturities of long-term certificates
        of deposit                                                   190        5,000      33,000
    Loans originated for investment                             (478,077)    (249,916)   (400,926)
    Increase (decrease) in construction loans
        in process                                                13,695         (904)     (6,691)
    Purchases of loans held for investment                       (28,417)      (9,303)    (21,678)
    Principal payments on loans                                  225,996      192,237     199,362
    Principal payments on mortgage-backed securities               1,644       20,531       2,204
    Principal payments on mortgage-backed securities
        available-for-sale                                        70,040        9,293           -
    Purchases of investment securities
        held-to-maturity                                         (15,000)    (148,674)    (74,952)
    Purchases of investment securities
        available-for-sale                                       (86,515)     (10,068)     (6,950)
    Purchases of FHLB stock                                      (10,228)        (955)       (847)
    Purchases of mortgage-backed securities
        held-to-maturity                                               -      (31,952)    (79,453)
    Purchases of mortgage-backed securities
        available-for-sale                                      (451,322)           -           -
    Proceeds from maturities of
        investment securities                                     26,899      162,095     114,369
    Proceeds from maturities of investment securities
        available-for-sale                                         3,197        7,000           -
    Investment in real estate                                     (1,027)      (2,118)         21
    Proceeds from sale of investment
       securities available-for-sale                               5,000            -           -


                       PFF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows, continued
                             (Dollars in thousands)


                                                                            YEAR ENDED MARCH 31
                                                                     -----------------------------------
                                                                        1997         1996       1995
                                                                     -----------  ---------   ---------
Proceeds from sale of mortgage-backed securities
      available-for-sale                                              $   19,542      25,561           -
Proceeds from sale of real estate                                         11,325      11,967      12,306
Purchases of property and equipment                                       (5,045)     (1,210)     (4,342)
Proceeds from sale of property and equipment                                 129          21          10
                                                                      ----------    --------    --------

            Net cash used in investing activities                       (697,974)    (21,395)   (234,567)
                                                                      ----------    --------    --------

Cash flows from financing activities:
      Proceeds from FHLB advances and other borrowings                 1,215,600     340,658     104,516
      Repayment of FHLB advances and other borrowings                   (705,323)   (370,031)    (55,421)
      Net change in deposits                                              28,976      12,657     145,769
      Proceeds from issuance of capital stock                                  -     193,875           -
      Purchase of stock for unearned stock-based
              compensation plans                                         (12,974)    (15,870)          -
      Purchase of treasury stock                                         (14,817)          -           -
                                                                      ----------    --------    --------
            Net cash provided by financing activities                    511,462     161,289     194,864
                                                                      ----------    --------    --------
            Net increase in cash and cash equivalents                   (144,272)    145,806       2,172

Cash and cash equivalents, beginning of year                             175,904      30,098      27,926
                                                                      ----------    --------    --------
Cash and cash equivalents, end of year                                $   31,632     175,904      30,098
                                                                      ==========    ========    ========

Supplemental information:
      Interest paid, including interest credited                      $   90,298      87,570      62,154
      Income taxes paid                                                    1,838       2,230           -
Non-cash investing and financing activities:
      Transfer of mortgage-backed securities from held-
         to-maturity to available-for-sale                                     -     158,800           -
      Securitization of mortgage loans transferred to
         mortgage-backed securities held-to-maturity                           -      73,407           -
      Change in unrealized gain (loss) on securities
         available-for-sale                                               (2,431)      1,667           -
Net transfers from loans receivable to real estate                         9,979       8,961       9,570
Net transfers from loans receivable to loans held
         for accelerated disposition                                           -       6,080       1,900
Transfer from loans held-for-sale to loans receivable                          -           -       5,553
Transfer from real estate to property and equipment                            -           -         102
Loans originated for the sale of real estate
      acquired in settlement of loans                                      1,187       2,263       6,594
                                                                      ==========    ========    ========


See accompanying notes to consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share data)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective March 28, 1996, pursuant to a plan of conversion, Pomona First Federal Savings and Loan Association (the Association) reorganized from a federally chartered mutual savings and loan association to PFF Bank & Trust (the Bank), a federally chartered stock savings bank. PFF Bancorp, Inc. (the Bancorp) was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion. Any references to financial information for periods before March 28, 1996, refer to the Association prior to the conversion (see note 21 for further discussion).

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and its subsidiary, PFF Bank & Trust (the Company). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. and PFF Insurance Service. All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets, and revenues and expenses reflected in the consolidated statements of operations. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and in banks of $26,123 and $23,122 and short-term deposits in banks of $5,509 and $152,782 at March 31,
1997 and 1996, respectively.   The Company considers all highly liquid debt
instruments with maturities at date of acquisition of three months or less to be cash equivalents.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

At the time of purchase of an investment security or a mortgage-backed security, the Company designates the security as either held-to-maturity, available-for-sale or held for trading based on the Company's investment objectives, operational needs and intent. The Company then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

Held-to-Maturity

Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage-backed securities held-to-maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts on mortgage-backed securities are amortized or accreted using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. It is the positive intent of the Company and the Company has the ability, to hold these securities until maturity as part of its portfolio of long-term interest earning assets.
If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

Available-for-Sale

Securities available-for-sale are carried at fair value. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes, unless the security is deemed to be other than temporarily impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method and recorded in earnings.

Trading

The Company has no trading securities at March 31, 1997 and 1996.

LOANS HELD FOR SALE

Loans originated and held for sale in the secondary market are carried at the lower of cost or market value in the aggregate, as determined by outstanding commitments from investors or current investor requirements. Loan fees and costs are deferred and recognized in other income as gain or loss on sale of loans when the loans are sold. Net unrealized losses are recognized through a valuation allowance established by charges to operations.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances less the undisbursed portion of construction loans, unearned discounts, net deferred loan origination fees and allowances for losses. Premiums/discounts are amortized/accreted using the interest method over the remaining term to maturity.

Uncollected interest on loans contractually delinquent more than ninety days or on loans for which collection of interest appears doubtful is excluded from interest income and accrued interest receivable. Payments received on nonaccrual receivables are recorded as a reduction of principal or as interest income depending on management's assessment of the ultimate collectibility of the loan principal. Such loans are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

LOAN ORIGINATION, COMMITMENT FEES AND RELATED COSTS

Loan fees and certain direct loan origination costs are deferred, with the net fee or cost being accreted or amortized to interest income over the remaining term to maturity of the related loan using the interest method. Accretion or amortization is discontinued in the event the loan becomes contractually delinquent by more than ninety days. Accretion or amortization resumes in the period all delinquent interest and principal is paid current. When a loan is paid in full, any unamortized net loan origination fee or cost is recognized in interest income. When a loan is sold, any net loan origination fee or cost is recognized in the calculation of the gain (loss) on sale of loans. Commitment fees and costs related to commitments where the likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining net unamortized commitment fees at the time of exercise are recognized over the life of the loan using the interest method.

Origination fees for construction loans are recognized using the straight-line method over the life of the related loan. The total fees recognized using straight-line amortization were $1,613, $512 and $833 for the years ended March 31, 1997, 1996 and 1995, respectively.

VALUATION ALLOWANCES FOR LOANS RECEIVABLE AND REAL ESTATE

Valuation allowances for loan losses are provided on both a specific and non-specific basis. Specific allowances are provided when an identified significant decline in the value of the underlying collateral occurs or an identified adverse

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

situation occurs that may affect the borrower's ability to repay. Non-specific allowances are provided based on a formula which incorporates a number of factors, including the Company's past loan loss experience, current and prospective economic conditions and management's ongoing evaluation of the credit risk inherent in the portfolio.

Valuation allowances for losses on real estate are established when a decline in value reduces the fair value less estimated disposal costs to less than the carrying value.

Management believes that allowances for loan losses and real estate are adequate. While management uses available information to recognize losses on loans and real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments of the information available to them at the time of their examinations.

Management evaluates loans with a principal balance of $500 or more, including loans to one borrower that exceed $500, for impairment. A loan is considered impaired if it is probable that the creditor will be unable to collect all contractual amounts due (principal and interest) as scheduled in the loan agreement. Impaired loans are measured based on either an estimate of the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market value or the fair value of collateral if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to operations. The Company will charge-off a portion of an impaired loan against the valuation allowance when it is probable that there is no possibility of recovering the full amount of the impaired loan.

All non-homogeneous loans designated by the Company as impaired are either placed on nonaccrual status or are designated as restructured loans. Only nonaccrual loans and restructured loans not performing in accordance with their restructured terms are included in nonperforming loans. Loans are generally placed on nonaccrual status when the payment of interest is 90 days or more delinquent, or if the loan is in the process of foreclosure, or earlier if the timely collection of interest and/or principal appears doubtful. The Company's policy allows for loans to be designated as impaired and placed on nonaccrual status even though the loan may be current as to the principal and interest payments and may continue to perform in accordance with its contractual terms.

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management's assessment of the ultimate collectibility of the loan principal. The amount of interest income recognized is limited to the amount of interest that would have accrued at the loan's contractual rate applied to the recorded loan balance, any difference would be recorded as a loan loss recovery. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.

REAL ESTATE

Real estate properties acquired through loan foreclosure are initially recorded at fair value less estimated selling costs at the date of foreclosure. Once real estate properties are acquired, evaluations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value less costs of disposal. Real estate properties held for sale or development are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or net realizable value. Costs related to development and improvement of properties are capitalized, whereas costs relating to holding the properties are expensed. During the development period, the portion of interest costs related to development of real estate are capitalized.

PROPERTY AND EQUIPMENT

Land is carried at cost. Buildings and improvements, furniture, fixtures and equipment, and leasehold improvements are carried at cost, less accumulated depreciation or amortization. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, if shorter.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

The Company capitalizes interest on all construction in progress based on the cost of funds in effect during the construction period.

INTANGIBLES

In January 1995, the Company acquired the trust operations of another bank for $3,470. The cost was capitalized and is being amortized on a straight-line basis over the estimated average life of the trust accounts of 11 years.

On a periodic basis, the Company reviews its intangible assets for events or changes in circumstances that may indicate the carrying amounts of the assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the asset.

REVERSE REPURCHASE AGREEMENTS

The Company enters into sales of securities under agreements to repurchase the same securities. Reverse repurchase agreements are accounted for as financing arrangements, with the obligation to repurchase securities sold reflected as a liability in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the respective asset account.

INTEREST ON DEPOSITS

Accrued interest is either paid to the depositor or added to the deposit account on a periodic basis. On term accounts, the forfeiture of interest (because of withdrawal prior to maturity) is offset as of the date of withdrawal against interest expense in the consolidated statements of operations.

INCOME TAXES

The Company files consolidated Federal income and combined state franchise tax returns. Income taxes or benefits are allocated to the subsidiaries based on earnings or losses before income taxes as if each subsidiary prepared its own tax return on a stand alone basis.

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

PER SHARE INFORMATION

Earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding, plus the effect, when dilutive, of stock options. Shares repurchased by the Company are deducted from shares outstanding for earnings per share calculations. Earnings per share is not presented for the periods prior to March 31, 1996, as the Bank was a mutual savings bank and no stock was outstanding.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company accounts for the issuance or sale of treasury shares to the Employee Stock Ownership Plan (ESOP) when the issuance or sale occurs, and recognizes compensation expense over the allocation period based upon the fair value of the shares committed to be released to employees. This may result in fluctuations in compensation expense as a result of changes in the fair value of the
Company's common stock.   However, any such compensation expense fluctuations
result in an equal and offsetting adjustment to additional paid-in capital.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

STOCK OPTION PLAN

On October 23, 1996, the Company granted stock options and adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provide pro forma net earnings and pro forma earnings income per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes all financial and servicing assets it no longer controls and liabilities that have been extinguished. The financial-component approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31,
1996 and should be applied prospectively.   The adoption of SFAS 125 on January
1, 1997 did not have a material impact on the Company's operations.

In February 1997, FASB issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). SFAS 128 supersedes APB Opinion No. 15, "Earnings per Share" (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 replace the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the diluted EPS computation. This statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position or results of operations, or earnings per share.

In February 1997, the FASB issued Statement of Financial Standards, "Disclosure
of Information about Capital Structure"(SFAS 129).   This statement shall be
effective for the financial statements for both interim and annual periods ending after December 15, 1997. It is not expected that the issuance of FASB No. 129 will require significant revision of prior disclosures since the Statement lists required disclosures that had been included in a number of previously existing separate statements and opinions.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)


(2) INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                                      March 31, 1997
                                                     ------------------------------------------------
                                                                    Gross        Gross      Estimated
                                                     Amortized    unrealized   unrealized     fair
                                                        Cost         gains        losses      value
                                                     ---------    ----------   ----------   ---------
Held-to-maturity:
 Bonds, notes and debentures at amortized cost:
  Domestic corporate                                   $15,000            -            -    15,000
  Collateralized mortgage obligations                      472            2            -       474
  U.S. Government and federal agency obligations           718           21            -       739
                                                       -------     --------   ----------    ------

          Total                                        $16,190           23            -    16,213
                                                       =======       ======   ==========    ======

Available-for-sale:
  Collateralized mortgage obligations                  $24,709            -         (272)   24,437
  U.S. Government and federal agency obligations        57,992           12         (394)   57,610
  FHLMC Non-cumulative preferred stock                   5,600            -            -     5,600
                                                       -------       ------   ----------    ------
          Total                                        $88,301           12         (666)   87,647
                                                       =======       ======   ==========    ======

During the years ended March 31, 1997 and 1996, the Company realized a gain on the sale of securities available-for-sale of $23 and zero, respectively.

                                                                      March 31, 1996
                                                     ------------------------------------------------
                                                                    Gross        Gross      Estimated
                                                     Amortized    unrealized   unrealized     fair
                                                        Cost         gains        losses      value
                                                     ---------    ----------   ----------   ---------
Held-to-maturity:
 Bonds, notes and debentures at amortized cost:
  Domestic corporate                                   $24,936           57          (18)   24,975
  Collateralized mortgage obligations                    2,374           21            -     2,395
  U.S. Government and federal agency obligations           716           23            -       739
                                                     ---------    ---------   ----------   -------

          Total                                        $28,026          101          (18)   28,109
                                                     =========    =========   ==========    ======


Available-for-sale:
  Collateralized mortgage obligations                  $ 4,988            -          (38)    4,950
  U.S. Government and federal agency
   obligations                                           5,080            -          (98)    4,982
                                                     ---------    ---------   ----------   -------

          Total                                        $10,068            -         (136)    9,932
                                                     =========    =========   ==========   =======

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

Maturities of investment securities at March 31, 1997 are summarized as follows:

                                                              Held-to-maturity         Available-for sale
                                                       ----------------------------   --------------------
                                                                        Estimated          Estimated
                                                           Amortized     fair                fair
                                                             cost        value               value
                                                       -------------   ------------   --------------------
 Due in one year                                           $15,472         15,474            14,838
 Due in one to five years                                      718            739            38,460
 Due after five to ten years                                     -              -             9,910
 Due after ten years                                             -              -            24,439
                                                           -------         ------            ------
                                                           $16,190         16,213            87,647
                                                           =======         ======            ======


(3) MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

                                          March 31, 1997
                         ------------------------------------------------
                                       Gross         Gross      Estimated
                         Amortized   unrealized   unrealized      fair
                           Cost        gains        losses        value
                         ---------   ----------   -----------   ---------

Held-to-maturity:
   FHLMC                  $  5,490           19            -        5,509
                          ========        =====   ==========      =======


Available-for-sale:
  GNMA                    $ 56,462          460         (240)      56,682
  FHLMC                    149,808          660         (680)     149,788
  FNMA                     279,932        1,345       (1,738)     279,539
                          --------        -----   ----------      -------

   Total                  $486,202        2,465       (2,658)     486,009
                          ========        =====   ==========      =======


                                          March 31, 1996
                         ------------------------------------------------
                                       Gross         Gross      Estimated
                         Amortized   unrealized   unrealized      fair
                           Cost        gains        losses        value
                         ---------   ----------   -----------   ---------
Held-to-maturity:
 FHLMC                    $  7,134           46            -        7,180
                          ========        =====   ==========      =======


Available-for-sale:
 GNMA                     $ 16,997          168            -       17,165
 FHLMC                      79,899        1,243         (323)      80,819
 FNMA                       27,042          562            -       27,604
                          --------        -----   ----------      -------

   Total                  $123,938        1,973         (323)     125,588
                          ========        =====   ==========      =======


                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)



The mortgage-backed securities have maturities of up to 30 years.

On November 15, 1995, the FASB issued Special Report No. 155B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Special Report"). Pursuant to the Special Report, the Company was permitted to conduct a one-time reassessment of the classifications of all securities held at that time. Any reclassifications from the held-to-maturity category made in conjunction with that reassessment would not call into question an enterprise's intent to hold other debt securities to maturity in the future. The Company undertook such a reassessment and, effective December 31, 1995 certain mortgage-backed securities then classified as held-to-maturity were reclassified as available-for-sale. On the effective date of the reclassification, the securities transferred had a carrying value of $158,760 and an estimated fair value of $161,130, resulting in a net increase to stockholders' equity for the net unrealized appreciation of $1,375, after deducting applicable income taxes of $995.

(4)      LOANS RECEIVABLE

  Loans receivable are summarized as follows:

                                                             March 31
                                                     --------------------------
                                                        1997          1996
                                                     -----------   -----------
     Mortgage loans:
       Residential:
          One-to-four family                          $1,499,122    1,262,734
          Multi-family                                   108,896      114,477
       Commercial real estate                            137,169      148,300
       Construction and land                             113,188       76,529
                                                      ----------   ----------
          Total mortgage loans                         1,858,375    1,602,040
     Commercial                                            3,100            -
     Consumer                                             26,931       21,853
                                                      ----------    ---------
                                                       1,888,406    1,623,893
       Less:
       Undisbursed portion of construction loans         (38,485)     (25,030)
       Unearned discounts                                 (1,629)        (803)
       Net deferred loan origination fees                 (1,362)      (3,384)
       Allowance for loan losses (note 6)                (27,721)     (19,741)
                                                      ----------    ---------
                                                      $1,819,209    1,574,935
                                                      ==========    =========
       Weighted average yield                               7.64%        7.61%
                                                      ==========    =========

  During fiscal 1996, the Company identified loans for accelerated disposition with an aggregate principal balance of $8,795 which resulted in a $2,716 provision for loan losses and a charge-off of the same amount for the year ended March 31, 1996. The closing sale of the $8,795 of loans held for accelerated disposition occurred in December 1995.

  Loans receivable for officers and directors of the Company were as follows:

                                                    March 31
                                            ------------------------
                                               1997        1996
                                            ----------   -----------

       Beginning balance                        $1,406         1,428
       Additions                                   747            47
       Repayments                                 (256)          (69)
                                                ------         -----

       Ending Balance                           $1,897         1,406
                                                ======         =====


                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)


  The following table provides information with respect to the Company's nonaccrual loans and troubled debt restructured (TDR) loans at the dates indicated:

                                                            March 31
                                               ----------------------------------
                                                 1997         1996        1995
                                               --------    ---------    --------

  Nonaccrual loans                              $23,350      22,951      23,713
  TDR loans                                      14,559      13,810       4,896
                                                -------      ------      ------
      Total Nonaccrual and TDR loans            $37,909      36,761      28,609
                                                =======      ======      ======

  The following table identifies the Company's total recorded investment in impaired loans by type at the dates indicated:

                                                                March 31
                                     -----------------------------------------------------------
                                                1997                            1996
                                     ---------------------------   -----------------------------
                                        Recorded       Specific     Recorded        Specific
                                       Investment     Allowances   Investment       Allowances
                                     --------------   ----------   ----------   ----------------
  Nonaccrual loans:
     Residential:
        One-to-four family                  $ 1,545          329        3,035          599
        Multi-family                          1,650          386        1,705          475
     Commercial real estate                   1,775            -          152            -
     Construction and land                    1,447          485        3,254          149
  Restructured loans                         14,559        2,972       13,810          535
                                            -------        -----       ------        -----
        Total                               $20,976        4,172       21,956        1,758
                                            =======        =====       ======        =====

  During the year ended March 31, 1997 and 1996, the Company's average investment in impaired loans was $24,940 and $17,847, respectively and interest income recorded during these periods was $764 and $583, respectively of which $784 and $585, respectively were recorded utilizing the cash basis method of accounting.

  The effect of nonaccrual and TDR loans on interest income is presented below:

                                                    Year ended March 31
                                       --------------------------------------------
                                            1997           1996           1995
                                       -------------   ------------   -------------
    Contractual interest due:
     Nonaccrual loans                    $ 2,226            858            987
     TDR loans                             1,312          1,172            506
                                        --------        -------       --------
                                           3,538          2,030          1,493
     Interest income recognized              942            891            326
                                        --------        -------        -------
     Interest income not recognized      $ 2,596          1,139          1,167
                                        ========        =======        =======

(5) REAL ESTATE

  Real estate is summarized as follows:

                                                                March 31
                                                     -----------------------------
                                                         1997            1996
                                                     ------------   --------------
    Properties:
             Acquired in settlement of loans             $  8,074         11,495
             Held for sale or development                   1,113            911
                                                         --------        -------
             Allowance for losses (note 6)                  9,187         12,406
                                                             (329)        (4,762)
                                                         --------        -------
                   Total                                 $  8,858          7,644
                                                         ========        =======

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)


  (Income) loss from real estate operations, net is summarized as follows:

                                               Year ended March 31
                                         ------------------------------
                                           1997       1996       1995
                                         --------    --------   -------
   Gain on sale of real estate, net       $  (519)     (363)     (253)
   Real estate expense                      1,164     1,165     1,077
   Provision for (recoveries of)
    losses on real estate                    (970)      868     3,867
                                         --------  --------   -------
                                          $  (325)    1,670     4,691
                                         ========  ========   =======


(6)  ALLOWANCES FOR LOSSES ON LOANS RECEIVABLE AND REAL ESTATE

 Activity in the allowances for losses on loans and real estate is summarized as follows:

                                               Year ended March 31
                                         --------------------------------
                                          1997           1996      1995
                                         --------     ---------  --------
 Loans receivable:
 Beginning balance                       $19,741         19,294    11,723
 Provision                                13,661         10,895    13,901
 Charge-offs                              (5,782)       (10,451)   (6,335)
 Recoveries                                  101              3         5
                                         -------       --------   -------
 Ending balance                           27,721         19,741    19,294
                                         -------       --------   -------
 Real estate:
 Beginning balance                         4,762          5,440     3,754
 Provision (recovery)                       (970)           868     3,867
 Charge-offs                              (3,463)        (1,546)   (2,181)
                                         -------       --------   -------
 Ending balance                              329          4,762     5,440
                                         -------       --------   -------
 Total loans receivable and
  real estate:
 Beginning balance                        24,503         24,734    15,477
 Provision                                12,691         11,763    17,768
 Charge-offs                              (9,245)       (11,997)   (8,516)
 Recoveries                                  101              3         5
                                         -------       --------   -------
 Ending balance                          $28,050         24,503    24,734
                                         =======       ========   =======

(7)  ACCRUED INTEREST RECEIVABLE

 Accrued interest receivable is summarized as follows:

                                                           March 31
                                                       ------------------
                                                         1997       1996
                                                       --------   -------
Investment securities                                  $  1,397       360
Mortgage-backed securities                                3,863     1,033
Loans receivable                                         10,619     9,426
                                                       --------   -------
                                                       $ 15,879    10,819
                                                       ========   =======

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)


(8)  PROPERTY AND EQUIPMENT, NET

Property and equipment, net is summarized as follows:

                                                             March 31
                                                    --------------------------
                                                       1997             1996          Estimated Life
                                                    --------          --------        --------------
     Land                                           $  5,254             5,324        -
     Buildings and improvements                       20,781            20,348        10 to 50 years
     Leasehold improvements                            1,824             1,608        Life of lease
     Furniture, fixtures and equipment                20,161            17,141        1 to 10 years
     Automobiles                                         198               174        3 years
     Construction in progress                          1,074                 9        -
                                                    --------        ----------
                                                      49,292            44,604
     Accumulated depreciation and
           amortization                              (22,771)          (19,931)
                                                    --------        ----------
                                                    $ 26,521            24,673
                                                    ========        ==========

(9)  DEPOSITS

Deposits and their respective weighted average interest rates are summarized as follows:

                                                                             March 31
                                                       -------------------------------------------------
                                                                1997                       1996
                                                       ---------------------     -----------------------
                                                        Weighted                  Weighted
                                                        Average                   Average
                                                         Rate       Amount          Rate       Amount
                                                       --------   ----------     ---------   ----------
     Regular passbook                                    2.76%    $  176,867        2.77%    $  142,670
     NOW and other demand
          deposit accounts                               0.81        141,231        0.86        134,970
     Fixed and variable-rate
          certificate accounts                           5.54      1,240,231        5.63      1,258,958
     Money market checking
          and savings                                    4.05        152,720        2.51        145,475
                                                                  ----------                 ----------
                                                         4.73%    $1,711,049        4.89%    $1,682,073
                                                                  ==========                 ==========

Fixed and variable-rate certificate accounts maturing subsequent to March 31, 1997 are summarized as follows:

     Year ending March 31             Amount
     --------------------             ------
         1998                      $1,103,076
         1999                          63,436
         2000                          43,038
         2001                          18,883
         2002                          11,006
         thereafter                       792
                                   ----------
                                   $1,240,231
                                   ==========

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)


Interest expense on deposits is summarized as follows:

                                            Year ended March 31
                                         -------------------------
                                          1997      1996     1995
                                         -------   ------   ------

  Regular passbook                       $ 5,525    2,657    2,493
  NOW and other demand
     deposit accounts                      1,096    1,752    1,129
  Money market checking and savings        3,935    4,012    4,946
  Certificates of deposit                 68,690   73,830   52,606
                                         -------   ------   ------
                                         $79,246   82,251   61,174
                                         =======   ======   ======

  At March 31, 1997 and 1996, the Company had accrued interest payable on deposits of $476 and $191, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

  At March 31, 1997 and 1996, $5,737 and $2,592 of public funds on deposit were secured by loans receivable, mortgage-backed securities and investment securities with aggregate carrying values of $11,945 and $7,411, respectively.

  Accounts which are greater than $100 at March 31, 1997 and 1996 total $293,332 and $288,506, respectively. Deposit accounts greater than $100 are not federally insured.


(10) FHLB ADVANCES AND OTHER BORROWINGS

  The Company utilizes FHLB advances and reverse repurchase agreements as sources of funds. The advances are generally short-term and are collateralized by mortgage-backed securities and/or loans. Reverse repurchase agreements could be longer in term and are collateralized by mortgage-backed securities. The Company only transacts business with the FHLB or brokerage firms which are recognized as primary dealers in U.S. government securities. FHLB advances at March 31, 1997 and 1996 were $480,000 and $19,722, respectively. All FHLB advances at March 31, 1997 and 1996 mature within one year. See Note 11.

Information on reverse repurchase agreements is summarized as follows:



  Underlying          Repurchase
  Collateral          Liability            Book Value*         Fair value
--------------      --------------       --------------       -------------
                    March 31, 1997       March 31, 1997       March 31, 1997
--------------      --------------       --------------       -------------
FHLMC securities        $29,700               29,868               29,935
FNMA  securities         20,300               22,099               22,011
                        -------               ------               ------
       Total            $50,000               51,967               51,946
                        =======               ======               ======

*  Book value includes premiums/discounts

The original final maturities for reverse repurchase agreements outstanding at March 31, 1997 range from 3 to 5 years. Under these agreements, the debt may be called by the creditor at dates ranging from February 1999 to December 1999.
The underlying collateral for reverse repurchase agreements is held by and under the control of Morgan Stanley.

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)



                                                                  March 31
                                                           -----------------------
                                                              1997         1996
                                                           -----------  ----------
FHLB advances:
Average amount outstanding during the year                 $335,188      19,768
Maximum amount outstanding at any month end                 545,400      68,985
Amount outstanding at year end                              480,000      19,722
Average interest rate:
                 For the year                                  5.78%       5.66%
                 At year end                                   5.78%       5.52%


Reverse repurchase agreements:
Average amount outstanding during the year                   10,129      63,839
Maximum amount outstanding at any month end                  50,000      96,681
Amount outstanding at year end                               50,000          --
Average interest rate:
                 For the year                                  5.96%       5.97%
                 At year end                                   5.87%         --

Interest expense on borrowings is summarized as follows:

                                                 Year ended March 31
                                    --------------------------------------------
                                       1997               1996             1995
                                    ----------         ---------         -------
     FHLB advances                  $ 19,378               983               185
     Reverse repurchase agreements       604             3,937               532
     Other interest expense               78               385               175
                                     -------            ------             -----

                                     $20,060             5,305               892
                                     =======            ======             =====


(11) LINES OF CREDIT

     At March 31, 1997, the Company had maximum borrowing capacity from the FHLB of San Francisco in the approximate amount of $620,861. Based upon pledged collateral in place, the Company had available borrowings of $269,882 and $199,343 as of March 31, 1997 and 1996, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities and investment securities aggregating $857,087 and $238,784 and the Company's required investment in one hundred dollar par value capital stock of the FHLB of San Francisco at March 31, 1997 and 1996 totaling, at cost, $27,270 and $15,892, respectively.


(12) EMPLOYEE BENEFIT PLANS

     Prior to December 31, 1995, the Company maintained a defined benefit Pension Plan ("Pension Plan") covering substantially all of its employees. The benefits were based on each employee's years of service and final average earnings determined over the five-year period prior to the benefit determination date. Employees became fully vested upon completion of five years of qualifying service. The Company also maintained a Retirement Plan for all directors and a Supplemental Plan for all senior officers of the Company. Effective December 31, 1995, the Company elected to freeze the Pension Plan and Directors' Retirement and Supplemental Plans. Accordingly, no new accrual for future years of service will occur after December 31, 1995. The following table sets forth the plans' funded status and amounts recognized by the Company at the plans' most recent measurement dates of December 31, 1996 and 1995:

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)

                                                    1996                   1995
                                           ----------------------- -----------------------
                                                      Directors'              Directors'
                                                    Retirement and          Retirement and
                                           Pension    Supplemental  Pension  Supplemental
                                             Plan       Plans        Plan        Plans
                                           -------- -------------- --------  -------------
Actuarial present value of benefit
     obligation:
     Accumulated benefit
         obligation                        $ 18,038       2,561      18,691         2,826
                                           ========    ========    ========      ========

     Vested benefit obligation             $ 18,038       2,561      18,691         2,826
                                           ========    ========    ========      ========

Projected benefit obligation for
     service rendered to date              $ 18,038       2,561      18,691         2,826
     Plan assets at fair value              (20,090)         --     (17,682)           --
                                           --------    --------    --------      --------

Projected benefit obligation less
     than (in excess of) plan assets         (2,052)      2,561       1,009         2,826
                                           --------    --------    --------      --------

Unrecognized net loss from past
     experience different from that
     assumed and effects of
     changes in assumptions                     354        (473)     (1,028)       (503)
Unrecognized net obligation at
     April 1, 1987 being recognized
     over twelve years                          (73)       (165)       (363)       (287)
Unrecognized prior service cost                (292)         22        (147)       (198)
Adjustment required to recognize
     minimum liability                           --         616       1,538         988
                                           --------    --------    --------    --------
Accrued (prepaid) pension and retirement
     and supplemental costs                $ (2,063)      2,561       1,009       2,826
                                           ========    ========    ========    ========


The total pension expense for the pension plan was $220, $1,354 and $1,543, for the years ended March 31, 1997, 1996 and 1995, respectively. The total pension expense for the directors' retirement and supplemental plans (including amortization of prior service cost over 15 years) was $1,773, $343 and $372 for the years ended March 31, 1997, 1996 and 1995, respectively. The $1,527 difference between total pension expense and net periodic pension cost for the Directors' Retirement and Supplemental Plans for the year ended March 31, 1997, results from the curtailment of these plans.

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)


Net periodic pension costs for 1996, 1995 and 1994 included the following components:

                                                      December 31
                            -----------------------------------------------------------------
                                   1996                 1995                  1994
                            -----------------------------------------------------------------
                                      Directors'            Directors'            Directors'
                                      Retirement            Retirement            Retirement
                             Pension  and Supple-  Pension  and Supple-  Pension  and Supple-
                               Plan   mental Plans   Plan   mental Plans  Plan    mental Plans
                            --------- ------------ -------- ------------ -------  ------------
Service cost-benefits
  earned during the
  period                     $    --         --       627         95       796           80
Interest cost on projected
  benefit obligation           1,357        188     1,661        200     1,598          197
Return on plan assets         (1,917)        --    (2,604)        --      (423)          --
Net amortization and
  deferral                       780         58     1,670         48      (428)          95
                             -------    -------   -------    -------   -------      -------
Net periodic
  pension cost               $   220        246     1,354        343     1,543          372
                             =======    =======   =======    =======   =======      =======

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets for 1996 and 1995 are as follows:

                                                                      December 31
                                                 ------------------------------------------------------
                                                       1996                                1995
                                                 ------------------------------------------------------
                                                              Directors'                     Directors'
                                                              Retirement                     Retirement
                                                  Pension     and Supple-       Pension      and Supple-
                                                    Plan     mental Plans         Plan      mental Plans
                                                  --------   ------------       --------    ------------
Actuarial present values:
   Weighted average discount rate                  7.75%         7.75%           7.50%          7.50%
   Rate of increase in future
      compensation                                   --            --            7.00           7.00
Net periodic pension cost:
   Weighted average discount rate                  7.50          7.50            8.50           8.50
   Rate of increase in future
      compensation                                   --            --            7.00           7.00
   Expected long-term return on
      plan assets                                  8.50          8.50            8.50           8.50

In 1985, the Company established a capital accumulation plan (401(k) Plan) which is available to all full-time employees over 21 years of age with more than six months of service. Under the 401(k) Plan, the Company contributes funds in an amount equal to a percentage of employee contributions. In 1997, 1996 and 1995, the total 401(k) Plan expense was approximately $290, $226 and $260, respectively.

The Company provides a non-qualified Directors' Deferred Compensation Plan and a non-qualified Employees' Deferred Compensation Plan which offers directors and senior officers of the Company, respectively, the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit for the Directors' Deferred Compensation Plan is payable upon the occurrence of the first fiscal Board of Directors' meeting held in the year following the Participant attaining age 73. The benefit for the Employees' Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)


a designated date to depositors of the Company or at the Participants' election, investment earnings or losses equivalent to that of the Company's common stock. At March 31, 1997, the liability for these plans is included in accrued expenses and other liabilities.

As part of the reorganization to the stock form of ownership, the PFF Bank & Trust's Employee Stock Ownership Plan (ESOP) purchased 1,587,000 shares of the Company's common stock at $10 per share, or $15,870, which was funded by a loan from the Company. The loan will be repaid from the Company's or the Bank's discretionary contributions over a period of 10 years. The loan is secured by the common stock owned by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among Participants as the loan is repaid. ESOP shares are allocated to the eligible Participants based on compensation as described in the ESOP plan. No shares have been allocated among the Participants as of March 31, 1997. At March 31, 1997, the unearned balance of the ESOP shares is included in unearned stock-based compensation, a reduction of stockholders' equity in the accompanying consolidated financial statements. The value of ESOP shares committed to be released is included in compensation expense based upon the fair value of the shares on the dates they were committed. At March 31, 1997, the fair value of the unearned ESOP shares is $20,552. Compensation expense associated with the ESOP was $2,050 for the year ended March 31, 1997.

During October, 1996, the stockholders of the Company approved the PFF Bancorp, Inc. 1996 Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting of options to purchase Common Stock, option related awards, and awards of Common Stock (collectively "Awards"). Concurrent with the approval of the 1996 Plan, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits a company to account for stock options granted under either the fair-value-based or the intrinsic-value-based (as described in Accounting Principles Bulletin Opinion No. 25) method of accounting; however, if the Company elects to account for options granted under the intrinsic-value-based method, it must make certain disclosures with respect thereto. The Company has elected to account for stock options granted under the intrinsic-value-based method of accounting.

The maximum number of shares reserved for Awards under the 1996 Plan is 2,777,250 shares, with 1,983,750 reserved for purchase pursuant to options and option-related awards and 793,500 reserved for award of Common Stock. The exercise price of all options and option-related awards must be 100% of the fair value of the underlying Common Stock at the time of grant and the term of the option may not exceed 10 years.

With respect to awards of common stock granted to employees, the 1996 Plan provides that each stock award will be eligible to vest in five equal annual installments, with 75% of the third, fourth and fifth annual installments subject to the attainment of certain performance goals. Of the 793,500 shares reserved for stock awards, 746,745 shares with a fair value of $9,521 were granted during the year ended March 31, 1997. Compensation expense, associated with the stock awards recognized based upon the market price of the Common Stock at the time of grant, was $834 for the year ended March 31, 1997. At March 31, 1997, the unamortized balance of the Awards is included in unearned stock-based compensation in the accompanying consolidated financial statements.

The following table contains certain information with respect to the stock options granted under the 1996 Plan.

Options Granted During Year ended March 31, 1997 Assumptions Used in Determining Options' Values Calculated
------------------------------------------------ -----------------------------------------------  Value of
                          Amount         Exercise    Expected        Risk-Free      Expected       Each
Grant Date                Granted         Price       Term(1)        Rate (2)     Volatility(3)    Option
----------                -------        --------     -------        --------     -------------    ------
October 23, 1996......  1,900,611        $12.75         8.00           6.92%         25.00%        $ 7.64
December 19, 1996.....      1,031         13.75         8.00           6.92          25.00           7.23
February 27, 1997.....      1,446         16.25         8.00           6.92          25.00           6.30
March 1, 1997.........     96,000         16.25         8.00           6.92          25.00           6.30
March 26, 1997........     62,162         15.50         8.00           6.92          25.00           6.57

(1) Because of the lack of historical information relating to the expected term of the options, the expected term of a comparable and more seasoned company was used.

(2) The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options, as of March 31, 1997.

(3) Because of the lack of historical information relating the Company's stock price volatility, the volatility rate for a more seasoned company of similar size was used.

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)


If the Company had accounted for the effects of the issuance of the stock options utilizing the fair-value-based method of accounting, net earnings for the year ended March 31, 1997 would have been $1.0 million, or $.06 per share of Common Stock.

The table below reflects, for the periods indicated, the activity in the Company's stock options issued under the 1996 Plan.

                                                                           For the Year Ended March 31, 1997
                                                                           ---------------------------------

Balance at beginning of period................................................................            -
Granted.......................................................................................    2,061,250
Canceled or expired...........................................................................     (101,181)
Exercised.....................................................................................            -
                                                                                                 ----------
Balance at end of period......................................................................    1,960,069
                                                                                                 ==========
Options exercisable...........................................................................        2,452
Shares available for grant....................................................................       23,681

Weighted average option price per share:
     Under option.............................................................................  $     13.01
     Exercisable..............................................................................        12.75
     Exercised................................................................................            -

The following table summarizes information with respect to the Company's stock options outstanding as of March 31, 1997.

                       Options Outstanding                                          Options Exercisable
              ---------------------------------------------------------    ----------------------------------
 Range of           Number         Weighted-Average       Weighted-             Number           Weighted-
 Exercise        Outstanding          Remaining            Average            Outstanding         Average
  Prices      at March 31, 1997    Contractual Life    Exercise price      at March 31, 1997   Exercise Price
---------     -----------------  -------------------   ---------------     ----------------- ----------------
$12 to 14         1,800,461          9.5 years            $  12.75             2,452             $  12.75
$14 to 16            62,162          9.9 years               15.50                 -                    -
$16 to 18            97,446          9.9 years               16.25                 -                    -
                 ----------                               --------            ------             --------
                  1,960,069                               $  13.01             2,452             $  12.75
                 ==========                               ========            ======             ========

The Company currently provides post retirement medical coverage to eligible employees. At March 31, 1997 and 1996, the expected cost associated with this coverage is included in accrued expenses and other liabilities.

(13)  Income Taxes

Income taxes (benefit) is summarized as follows:

                             Current     Deferred    Total
                             -------     --------    -----
Year ended March 31, 1997:
     Federal                 $ 3,289     (1,867)     1,422
     State                     1,935       (270)     1,665
                             -------    -------    -------
                             $ 5,224     (2,137)     3,087
                             =======    =======    =======

Year ended March 31, 1996:
     Federal                 $   342        854      1,196
     State                        --        455        455
                             -------    -------    -------
                             $   342      1,309      1,651
                             =======    =======    =======

Year ended March 31, 1995:
     Federal                 $  (741)    (1,653)    (2,394)
     State                        --       (718)      (718)
                             -------    -------    -------
                             $  (741)    (2,371)    (3,112)
                             =======    =======    =======

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)


A reconciliation of total income taxes (benefit) and the amount computed by applying the applicable Federal income tax rate to earnings (loss) before income taxes follows:

                                                         Year ended March 31
                                  --------------------------------------------------------------------
                                         1997                    1996                   1995
                                  -------------------    -------------------     ---------------------
                                  Amount      Percent    Amount      Percent      Amount       Percent
                                  ------      -------    ------      -------      ------       -------
Computed "expected" taxes
   (benefit)                     $ 2,037         35%     $ 1,300         35%     $(2,545)        (35)%
Increase (reduction) in taxes
   resulting from:
     California franchise
       tax, net of Federal
       tax benefit                   433          7          296          7         (474)         (7)
     California franchise tax
       examination, net of
       Federal tax benefit           649         10           --         --           --          --
     Other items                     (32)         1           55          2          (93)         (1)
                                 -------      -----      -------       -----     -------       -----
                                 $ 3,087         53%     $ 1,651         44%     $(3,112)        (43)%
                                 =======      =====      =======       =====     =======       =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

                                   March 31,     Taxes      March 31,     Taxes    March 31,
                                     1997      (Benefit)      1996       (Benefit)   1995
                                  ----------------------------------------------------------
Deferred tax assets:
    Allowance for real estate
      loan losses                 $ (8,003)      1,389      (9,392)        793     (10,185)
    California franchise tax        (1,026)        (42)       (984)       (212)       (772)
    Accrued expenses                (1,576)       (910)       (666)        638      (1,304)
    Core deposit intangibles          (271)        (68)       (203)        (56)       (147)
    Nonaccrual interest             (1,033)     (1,033)         --          --          --
    Unrealized gains (loss) on
      securities available-for-
      sale, net                        356        (279)        635         686         (51)
    Other                           (1,088)       (919)       (169)        (61)       (108)
                                  --------    --------    --------    --------    --------
                                   (12,641)     (1,862)    (10,779)      1,788     (12,567)
                                  --------    --------    --------    --------    --------
Deferred tax liabilities:
    Deferred loan origination
      fees                          13,374      (1,400)     14,774        (137)     14,911
    Unredeemed stock
      dividends                      4,040         640       3,400         346       3,054
    Pension plan liability             330        (320)        650         437         213
    Accumulated depreciation           474        (147)        621        (363)        984
    Forfeited interest
      depreciation                     218         (44)        262         (64)        326
    Accrued interest on pre-
      1985 loans                        23        (179)        202          (2)        204
    Excess servicing rights
      amortization                      95          (3)         98          (3)        101
    Other                              981         900          81          (7)         88
                                  --------    --------    --------    --------    --------
                                    19,535        (553)     20,088         207      19,881
                                  --------    --------    --------    --------    --------
    Net deferred tax liability    $  6,894      (2,415)      9,309       1,995       7,314
                                  ========    ========    ========    ========    ========

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)


In determining the possible future realization of deferred tax assets, the future taxable income from the following sources need to be taken into account:
(a) the reversal of taxable temporary difference, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Deferred tax assets as of March 31, 1997, 1996 and 1995 have been recognized to the extent of the expected reversal of taxable temporary differences.

Based on the Company's current and historical pretax earnings, adjusted for significant items, management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset at March 31, 1997. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The act repeals the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Company, therefore, will be required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction. The deduction percentage was 8% for the years ended March 31, 1996 and 1995. Alternately, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the Experience Method). The Company computed its bad debt deduction utilizing the Experience Method in 1995 and 1994. Retained earnings at March 31, 1997 and 1996 includes approximately $25,300 for which no deferred income tax liability has been recognized.

(14) REGULATORY CAPITAL

Savings institutions are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), which was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

The FDICIA requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate Federal banking regulators, having an annual independent audit of financial statements performed by an independent public accountant, and establishing an independent audit committee comprised solely of outside directors. The FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

The prompt corrective action regulations define specific capital categories based on an institution's capital ratio. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including requirements to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)


To be considered "well capitalized," a savings institution must generally have a core capital of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. Management believes that at March 31, 1997, the Bank met the definition of "well capitalized."

The following is a reconciliation of the Bank's GAAP capital to regulatory capital as of March 31, 1997:

                                                         PFF Bank & Trust's
                                                   Regulatory Capital Requirement
                                              ---------------------------------------
                                               Tangible       Core        Risk-Based
                                               Capital       Capital      Capital(1)
                                              ---------      -------      -----------
Capital of the Bank presented on a GAAP
  basis                                       $ 213,711      213,711        213,711
Adjustments to GAAP capital to arrive
  at Regulatory capital:
       Unrealized losses on securities
         available-for-sale, net                    567          567            567
       Investments in and advances to
         "non-includable" consolidated
         subsidiaries                            (1,596)      (1,596)        (1,596)
       Goodwill and other intangible assets      (2,994)      (2,994)        (2,994)
       General loan valuation allowance (1)          --           --         17,121
       Real Estate held for sale                     --           --           (558)
                                              ---------    ---------      ---------

Regulatory capital                              209,688      209,688        226,251
Regulatory capital requirement                   37,194       74,388        109,448
                                              ---------    ---------      ---------
       Amount by which regulatory
         capital exceeds requirement          $ 172,494      135,300        116,803
                                              =========    =========      =========

(1) Limited to 1.25% of risk-weighted assets.

The following table summarizes the Bank's actual capital and required capital under prompt corrective action provisions of Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) as of March 31, 1997:

                                                                                     To be Well
                                                                                  Capitalized Under
                                                                 For Capital      Prompt Corrective
                                               Actual         Adequacy Purposes   Action Provisions
                                           --------------     -----------------   ------------------
                                           Amount   Ratio      Amount     Ratio    Amount      Ratio
                                           ------   -----     -------     -----   -------      -----
Total capital (to risk-weighted assets)   $226,251  16.54%     $109,448  *8.00%   $136,810     *10.00%
Core (Tier 1) capital (to total assets)    209,688   8.46        99,184  *4.00     123,980      *5.00
Tier 1 leverage (to average assets)        209,688   8.90        94,211  *4.00      94,211      *4.00
Tier 1 capital (to risk-weighted assets)   209,688  15.33        54,724  *4.00      82,086      *6.00
Tangible capital (to total assets)         209,688   8.46        49,592  *2.00      99,184      *4.00

-----------
*=Greater than or equal to.

At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)



(15) OTHER NON-INTEREST EXPENSE

Other non-interest expense amounts are summarized as follows:

                                        Year ended March 31
                                   ---------------------------
                                     1997       1996      1995
                                   ----------  ------  -------
SAIF insurance premiums(1)         $ 3,270     3,889     3,612
Office supplies and expense          2,803     2,226     2,345
Savings and NOW account expenses       947     1,000       873
Loan expenses                          221       343       838
System conversion expenses           2,117        --        --
Other                                3,477     2,249     1,875
                                   -------   -------   -------
                                   $12,835     9,707     9,543
                                   =======   =======   =======

(1) The SAIF recapitalization assessment of $10,900 is recorded as a separate line item on the statements of operations.

(16) COMMITMENTS AND CONTINGENCIES

The Company and subsidiaries have various outstanding commitments and contingent liabilities in the ordinary course of business that are not reflected in the accompanying consolidated financial statements as follows:

LITIGATION

The Company and subsidiaries have been named as defendants in various lawsuits arising in the normal course of business. The outcome of these lawsuits cannot be predicted, but the Company intends to vigorously defend the actions and is of the opinion that the lawsuits will not have a material effect on the Company.

LEASE COMMITMENTS

The Company leases various office facilities under noncancellable operating leases which expire through the year 2044. Net rent expense under operating leases, included in occupancy and equipment expense for the years ended March 31, 1997, 1996 and 1995, was approximately $512, $502, and $492, respectively. A summary of future minimum lease payments under these agreements follows at March 31, 1997:

                                             Amount
                                             ------
               Year ending March 31:
                      1998                   $  563
                      1999                      547
                      2000                      446
                      2001                      249
                      2002                      187
                thereafter                      332
                                             ------

                                             $2,324
                                             ======

(17) OFF-BALANCE SHEET RISK

CONCENTRATIONS OF OPERATIONS AND ASSETS

The Company's operations are located entirely within Southern California at both March 31, 1997 and 1996, approximately 96.3% of the Company's mortgage loans were secured by real estate in Southern California. In addition, substantially all of the Company's real estate is located in Southern California.

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)



OFF-BALANCE-SHEET CREDIT RISK/INTEREST-RATE RISK

In the normal course of meeting the financing needs of its customers and reducing exposure to fluctuating interest rates, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments (commitments to originate loans and commitments to purchase loans) include elements of credit risk in excess of the amount recognized in the accompanying consolidated financial statements. The contractual amounts of those instruments reflect the extent of the Company's involvement in these particular classes of financial instruments.

The Company's exposure to off-balance sheet credit risk (i.e., losses resulting from the other party's nonperformance of financial guarantees) and interest rate risk (for fixed-rate mortgage loans) in excess of the amount recognized in the accompanying consolidated financial statements is represented by the following contractual amounts:

                                                                                    March 31
                                                                           ------------------------
                                                                              1997           1996
                                                                           ---------       --------
Commitments to originate mortgage loans:
       Variable-rate                                                        $ 9,747          11,059
       Fixed-rate                                                             1,010           2,459
                                                                            -------         -------

       Total                                                                $10,757          13,518
                                                                            =======         =======

       Interest rate range for fixed-rate mortgage loans               8.250%-8.750%   7.625%-8.125%

Commitments to purchase mortgage-backed securities                          $20,998          27,505
                                                                            =======         =======

Commitments to purchase investment securities                               $ 4,995           7,953
                                                                            =======         =======

Commitments to purchase loans                                               $    --           1,378
                                                                            =======         =======

Commitments to originate fixed and variable-rate loans represent commitments to lend to a customer, provided there are no violations of conditions specified in the agreement. Commitments to purchase variable-rate loans represent commitments to purchase mortgage loans originated by other financial institutions. These commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts above do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to originate and purchase loans as it does for on-balance sheet instruments. The Company controls credit risk by evaluating each customer's creditworthiness on a case-by-case basis and by using systems of credit approval, loan limitation, and various underwriting and monitoring procedures.

The Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk, however, when the commitment is funded, the Company receives collateral to the extent collateral is deemed necessary, with the most significant category of collateral being real property underlying mortgage loans.


(18) TRUST OPERATIONS

Included in prepaid expenses and other assets is the net unamortized trust acquisition cost of approximately $2,884 and $3,200 at March 31, 1997 and 1996, respectively.

As a result of the acquisition, the Company now has certain additional fiduciary responsibilities which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, the Company's Trust department holds assets for the benefit of others. These assets are not the assets of the Company and are not included in the consolidated balance sheets of the Company at March 31, 1997 and 1996.

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)


(19) LOAN SERVICING AND SALE ACTIVITIES

Loan servicing and sale activities are summarized as follows:

                                          As of and for the year ended March 31
                                          --------------------------------------
                                            1997           1996          1995
                                          --------       --------      ---------
Balance sheet information:
  Loans held for sale                     $    736          6,015            --
                                          ========       ========      ========

Statements of operations information:
  Loan servicing fees                     $    945            943           709
  Amortization of excess servicing fees        (42)           (36)         (146)
                                          --------       --------      --------

  Loan servicing fees, net                $    903            907           563
                                          ========       ========      ========

  Gain (loss) on sale of loans            $      9            102           (25)
                                          ========       ========      ========

Statements of cash flows information:
  Loans originated for sale               $ 21,590         15,294         2,147
                                          ========       ========      ========

  Proceeds from sale of loans             $ 26,869          9,381         1,290
                                          ========       ========      ========

The Company originates mortgage loans, which depending upon whether the loans meet the Company's investment objectives may be sold in the secondary market or to other private investors. The servicing of these loans may or may not be retained by the Company. Indirect non-deferrable costs associated with origination, servicing and sale activities cannot be presented as these operations are integrated with and not separable from the origination and servicing of portfolio loans, and as a result, cannot be accurately estimated.

At March 31, 1997, 1996 and 1995, the Company was servicing loans and participations in loans owned by others of $252,057, $261,288 and $231,059, respectively.


(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS
107). The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

The estimated fair values of the Company's financial instruments are as follows:

                                                    March 31, 1997          March 31, 1996
                                            -------------------------   ----------------------
                                             Carrying         Fair      Carrying       Fair
                                               Value          Value       Value        Value
                                            -----------   -----------   ---------    ---------
Financial assets:
       Cash and cash equivalents
         and certificates of
         deposit                            $   31,632       31,632      176,094      176,094
       Investment securities                   103,837      103,860       37,958       38,041
       Mortgage-backed securities              491,499      491,518      132,722      132,768
       Loans held for sale                         736          736        6,015        6,015
       Loans receivable, net                 1,819,209    1,806,674    1,574,935    1,573,882

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                (Dollars in thousands, except per share data)


                                                 March 31, 1997             March 31, 1996
                                            -----------------------    ----------------------
                                              Carrying     Fair         Carrying      Fair
                                                Value      Value          Value       Value
                                            ------------  ---------    -----------   --------
Financial liabilities:
       Deposits                              1,711,049    1,713,387    1,682,073    1,687,456
       FHLB advances and other
         borrowings                            530,000      530,000       19,722       19,722

Off-balance sheet instruments:
       Commitments to originate loans           10,757       10,757       13,518       13,518
       Commitments to purchase mortgage-
         backed securities                      20,998       20,998       27,505       27,505
       Commitments to purchase investment
         securities                              4,995        4,995        7,953        7,953
       Commitments to purchase loans                --           --        1,378        1,378

The following methods and assumptions were used in estimating the Company's fair value disclosures for financial instruments.

Cash, Cash Equivalents and Certificates of Deposit: The fair values of cash and cash equivalents, and certificates of deposit approximate the carrying values reported in the consolidated balance sheet.

Investment Securities: The fair values of investment securities are based on quoted market prices.

Mortgage-Backed Securities: The fair value of mortgage-backed securities is based on quoted market prices or dealer quotations obtained from market sources.

Loans Receivable: For purposes of calculating the fair value of loans receivable, loans were segregated by payment type, such as those with fixed interest rates and those with adjustable interest rates as well as by prepayment and repricing frequency. For all mortgage loans, fair value is estimated using discounted cash flow analyses. Discount rates are based on current loan rates for similar loan types adjusted for differences in credit and servicing characteristics. The fair values of significant nonperforming loans are based on recent appraisals, or if not available, on estimated cashflows, discounted using a rate commensurate with the risk associated with the specific properties.

Deposits: The fair values of passbook accounts, demand deposits and certain money market deposits are assumed to be the carrying values at the reporting date. The fair value of term accounts is based on projected contractual cash flows discounted at rates currently offered for deposits of similar maturities.

FHLB advances and Other Borrowings: The fair value of FHLB advances and other borrowings is based on discounted cash flows using contractual rates currently offered for similar borrowings of similar maturities.

Off-Balance Sheet Financial Instruments: The fair value of commitments to purchase loans, mortgage-backed securities and investment securities is based upon bid quotations received from securities dealers. Commitments to fund loans outstanding at March 31, 1997 and 1996 would be offered at substantially the same rates and terms as commitments offered on March 31, 1997 and 1996 to parties of similar credit worthiness. Therefore, the carrying value of the commitments approximates their esimated fair value.

(21) CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

The Bancorp was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of PFF Bank & Trust as part of the Bank's conversion from a federally chartered mutual savings and loan association to a federal stock savings bank. On March 28, 1996, the Bank became a wholly-owned subsidiary of the Bancorp. In connection with the conversion, the Bancorp issued and sold to the public 19,837,500 shares of its common stock (par value $.01 per share) at a price of $10 per share. The proceeds, net of $4,500 in conversion costs, received by the Bancorp from the conversion (before deduction of $15,870 to fund the Employee

                       PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)


Stock Ownership Plan) amounted to $193,875. The Bancorp retained approximately 45.8% of the net proceeds and used the remaining net proceeds to purchase the capital stock of the Bank and fund the ESOP. The financial position of the Bancorp (parent company only) as of March 31, 1997 and the results of its operations for the year then ended are presented in Note 22. Earnings per share data are not presented in the consolidated statements of operations for the year end March 31, 1996, which would be based on the actual operating results of the Bancorp from March 28, 1996 (the date of the conversion) to March 31, 1996, as it would be insignificant. Prior to the completion of the conversion, the Bancorp had no assets or liabilities and did not conduct any business other than of an organizational nature.

At the time of the conversion, the Bank established a liquidation account in the amount of $109,347 which is equal to its total retained earnings as of September 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 1997 is $57,307.

The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

(22) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for PFF Bancorp, Inc. (parent company only) as of March 31, 1997 and 1996 and for the years then ended.

                                    Condensed Balance Sheets
                                    ------------------------
                  ASSETS                                                       1997        1996
                                                                             ---------   ---------
Cash and cash equivalents                                                     $  4,849         --
Mortgage-backed securities available-for-sale,
     at fair value                                                              42,610         --
Investment securities available-for-sale, at
     fair value                                                                  4,850         --
Investment in Bank subsidiary                                                  213,711    216,054
Note receivable from Bank subsidiary                                                --     73,005
Other assets                                                                       591         31
                                                                              --------   --------
              Total Assets                                                    $266,611    289,090
                                                                              ========   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                                             $  1,085         19
Stockholders' equity                                                           265,526    289,071
                                                                              --------   --------
     Total liabilities and stockholders' equity                               $266,611    289,090
                                                                              ========   ========

                              Condensed Statements of Operations
                              ----------------------------------
Interest and other income                                                     $  5,727         31
General and administrative expense                                               1,548          9
                                                                              --------   --------
     Earnings before equity in earnings of the subsidiary                        4,179         22
Equity in earnings of the subsidiary                                               365      2,053
                                                                              --------   --------
     Earnings before income taxes                                                4,544      2,075
     Income taxes                                                                1,812         10
                                                                              --------   --------
              Net earnings                                                    $  2,732      2,065
                                                                              ========   ========

                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)



                       Condensed Statements of Cash Flows
                       ----------------------------------

                                                                                1997          1996
                                                                             -----------    ---------
Cash flows from operating activities:
     Net earnings                                                             $   2,732        2,065

Adjustments to reconcile net earnings to cash used by operating activities:
     Amortization of unearned stock-based compensation                            4,133           --
     Equity in earnings of the subsidiary                                          (365)      (2,053)
     Increase in other assets                                                      (560)          --
     Increase in other liabilities                                                1,025           19
                                                                              ---------    ---------

              Net cash provided by operating activities                           6,965           31
                                                                              ---------    ---------

Cash flow from investing activities:
     Increase in investment securities
              available-for-sale                                                 (4,919)          --
     Increase in mortgage-backed securities
              available-for-sale                                                (42,411)          --
     Purchase of outstanding stock of Bank                                           --     (105,000)
     Note receivable from the Bank                                               73,005      (73,036)
                                                                              ---------    ---------

               Net cash provided by (used by) investing activities               25,675     (178,036)
                                                                              ---------    ---------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                      --      193,875
     Purchase of stock for unearned stock-based compensation plans              (12,974)     (15,870)
     Purchase of treasury stock                                                 (14,817)          --
                                                                              ---------    ---------
               Net cash provided by (used by) financing activities              (27,791)     178,005
                                                                              ---------    ---------

               Net increase in cash during the year                               4,849           --

Cash and cash equivalents, beginning of year                                         --           --
                                                                              ---------    ---------

Cash and cash equivalents, end of year                                        $   4,849    $      --
                                                                              =========    =========

(23) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                    Three months ended
                                     -----------------------------------------------
                                      June 30,  September 30, December 31, March 31,   Total
                                       1996         1996        1996        1997        1997
                                     ---------  ------------- ------------ ---------  -------
Net interest income                  $ 16,869      16,779      17,204      18,357      69,209
Provision for loan losses              (4,694)     (3,071)     (2,896)     (3,000)    (13,661)
Other income                            2,552       2,563       2,462       2,650      10,227
Other expenses                        (10,407)    (23,027)    (12,818)    (13,704)    (59,956)
                                     --------    --------    --------    --------    --------
     Earnings (loss) before income
       taxes                            4,320      (6,756)      3,952       4,303       5,819
     Income taxes (benefit)             1,895      (2,339)      1,736       1,795       3,087
                                     --------    --------    --------    --------    --------
     Net earnings (loss)             $  2,425      (4,417)      2,216       2,508       2,732
                                     ========    ========    ========    ========    ========

     Net earnings (loss) per share   $   0.13       (0.24)       0.12        0.14        0.15
                                     ========    ========    ========    ========    ========


                        PFF BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)

                                                    Three months ended
                                       -----------------------------------------------
                                        June 30,  September 30, December 31, March 31,    Total
                                         1995         1995        1995        1996        1996
                                       --------   ------------- ------------ ---------   -------
Net interest income                    $ 10,519      12,168      12,472      13,458      48,617
Provision for loan losses                (1,524)     (1,612)     (4,310)     (3,449)    (10,895)
Other income                              1,766       2,039       2,165       2,169       8,139
Other expenses                          (10,375)    (10,816)    (10,418)    (10,536)    (42,145)
                                       --------    --------    --------    --------    --------
       Earnings (loss) before income
           taxes                            386       1,779         (91)      1,642       3,716
       Income taxes (benefit)               171         770         (20)        730       1,651
                                       --------    --------    --------    --------    --------
       Net earnings (loss)             $    215       1,009         (71)        912       2,065
                                       ========    ========    ========    ========    ========

The net earnings (loss) per share for quarters ended in fiscal year 1996 is not applicable since the Company's reorganization to stock form was not completed until March 28, 1996.


(24) SUBSEQUENT EVENT

On May 5, 1997, the Office of Thrift Supervision approved the Company's intent to repurchase up to 5% (942,281 shares) of the Company's common stock. As of June 4, 1997, the Company has repurchased 130,000 shares at an average price of $15.17 per share.

INDEPENDENT AUDITORS' REPORT



The Board of Directors

PFF Bancorp, Inc.:



We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiary (the Company) as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiary as of March 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP


April 23, 1997, except as to note 24 to
  the consolidated financial statements,
  which is as of June 4, 1997.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with PFF Bancorp Inc.'s Annual Meeting of Stockholders to be held on August 27, 1997 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers Who Are Not Directors" is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The following table sets forth certain information as to those persons believed by the Company to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock as disclosed in certain reports regarding such ownership filed with the Company and with the Securities and Exchange Commission ("SEC") in accordance with Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") by such persons. Other than those persons listed below, the Company is not aware of any person or group, as such term is defined in the Exchange Act, that owns more than 5% of the Common Stock as of March 31, 1997.

                                                                       PERCENT
                     NAME AND ADDRESS OF BENEFICIAL      NUMBER OF       OF
TITLE OF CLASS                   OWNER                     SHARES       CLASS
------------------------------------------------------------------------------
Common Stock        PFF Bank & Trust                    1,587,000(1)      8.00%
                    Employee Stock Ownership Plan
                    and Trust ("ESOP")
                    350 South Garey Avenue
                    Pomona, California  91766

Common Stock        Thomson, Horstmann & Bryant, Inc.   1,074,300         5.40%
                    Park 80 West/Plaza Two
                    Saddlebrook, New Jersey 67663

     --------------------
(1) Shares of Common Stock were acquired by the ESOP in the conversion of the Bank from mutual to stock form and the formation of the Company. The Company's Compensation Pension & Personal Practices Committee serves as the ESOP Committee and administers the ESOP. California Central Trust Bank, Costa Mesa, California has been appointed to corporate trustee for the ESOP (the "ESOP Trustee").

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The FIRREA requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

     The Bank currently makes loans to executive officers and directors on the
same terms and conditions offered under the Bank's employee loan policy.   The
Bank's policy provides that all loans made by the Bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other eligible employees and may not involve more than the normal risk of collectibility or present other unfavorable features. Any loan made to an executive officer or director must be approved by the Board of Directors prior to its being committed. The Bank offers to its employees loans which are made on substantially the same terms and conditions offered to the general public except that employees in good standing are eligible to receive preferred interest rates on loans which are for the purchase, refinancing, constructing, adding to, improving, altering, repairing, equipping, or furnishing a home; overdraft line of credit; and loan on secured reserve accounts. The preferred interest rate on a new loan will be determined at the time of commitment and will be the COFI that is most recently available plus the amount of the FDIC Insurance premium charged to the Bank plus the margin specified for each type of loan program. As of March 31, 1997, ten of the Bank's executive officers or directors had a total of twelve loans outstanding, totaling $1.4 million in the aggregate. Of the twelve loans currently outstanding to executive officers or directors ten loans are receiving a preferred rate as described above and are secured by residential property. The other two loans to executive officers are not receiving a preferred rate. Six of the preferred rate loans are to executive officers and were originated during the time they were employees of the Bank and prior to their becoming an executive officer or director. Four of the preferred rate loans are to directors and were originated prior to FIRREA.

     It is the policy of the Company that all transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, contain terms no less favorable to the Company than could have been obtained by it in arm's-length negotiations with unaffiliated persons and are required to be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a)(3)    Exhibits

     (a)   The following exhibits are filed as part of this report:

      3.1  Certificate of Incorporation of PFF Bancorp, Inc. (1)
      3.2  Bylaws of PFF Bancorp, Inc. (1)
      4.0  Stock Certificate of PFF Bancorp, Inc. (1)
     10.1 Form of Employment Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
     10.2 Form of Change in Control Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
     10.3  Form of PFF Bank & Trust Employee Severance Compensation Plan (1)
     10.4 Capital Accumulation Plan for Employees of Pomona First Federal Savings and Loan Association (1)
     10.5  PFF Bancorp, Inc. 1996 Incentive Plan (2)
     10.6 Form of Non-Statutory Stock Option Agreement for officers and employees of PFF Bancorp, Inc.
     10.7 Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc.
     10.8 Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc.
     10.9 Form of Stock Award and Stock Option Agreement for Outside Directors of PFF Bancorp, Inc.
     10.10 The Pomona First Federal Bank & Trust Restated Supplemental Executive Retirement Plan
     10.11 The Pomona First Federal Bank & Trust Directors' Deferred Compensation Plan
     11    Computation of Per Share Earnings
     21    Subsidiary information is incorporated herein by reference to "Part
           I - Subsidiary Activities."
     23    Consent of KPMG Peat Marwick LLP
     27    Financial Data Schedule
     99.1 Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust
     (b)   Report on Form 8-K
           None

     The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1997.

------------------------------------
(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.
(2) Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated September 16, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PFF BANCORP, INC.



                                       BY: /s/ LARRY M. RINEHART
                                           -------------------------------
                                               Larry M. Rinehart
DATED: June 20, 1997                           President, Chief Executive
                                               Officer and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name                                Title                  Date
     ----                                -----                  ----

/s/ LARRY M. RINEHART
--------------------------
Larry M. Rinehart            President, Chief Executive       June 20, 1997
                             Officer and Director
                             (Principal Executive Officer)


/s/ GREGORY C. TALBOTT
--------------------------
Gregory C. Talbott           Executive Vice President, Chief  June 20, 1997
                             Financial Officer and Treasurer
                             (Principal Accounting Officer)


/s/ DONALD R. DESCOMBES
--------------------------
Donald R. DesCombes          Chairman of the Board            June 20, 1997
                             of Directors


/s/ ROBERT W. BURWELL
--------------------------
Robert W. Burwell            Director                         June 20, 1997


/s/ DWIGHT E. BERT
--------------------------
Dwight E. Bert               Director                         June 20, 1997


/s/ CURTIS W. MORRIS
--------------------------
Curtis W. Morris             Director                         June 20, 1997





--------------------------
William T. Dingle            Director                         June   , 1997



/s/ ROBERT D. NICHOLS
--------------------------
Robert D. Nichols            Director                         June 20, 1997



/s/ JIL H. STARK
--------------------------
Jil H. Stark                 Director                         June 20, 1997
