Form 10-Q
period 1997-06-30
PFF BANCORP INC
filed 1997-08-14
CIK 1004969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                        Commission File Number 0-27404

                               PFF BANCORP. INC
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
DELAWARE                                                          95-4561623
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

350 SOUTH GAREY AVENUE POMONA. CALIFORNIA                           91766
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (909) 623-2323
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             [X] Yes     [ ] No

     The registrant had 18,493,125 shares of common stock, par value $.01 per share, outstanding as of August 14, 1997.

                      PFF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX

                                                                      PAGE
                                                                      ----
PART I         FINANCIAL INFORMATION (UNAUDITED)

     Item 1    Financial Statements
               Consolidated Balance Sheets as of
               June 30, l997 and March 3l, 1997                       1

               Consolidated Statements of Operations for the
               Three Months Ended June 30, 1997 and 1996              2

               Consolidated Statements of Changes in Stockholders'
               Equity for the Three Months Ended June 30, 1997        3

               Consolidated Statements of Cash Flows for the
               Three Months Ended June 30, 1997 and 1996              4

               Notes to Unaudited Consolidated Financial Statements   6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8


PART II        OTHER INFORMATION

     Item 1    Legal Proceedings                                      18

     Item 2    Changes in Securities                                  18

     Item 3    Defaults Upon Senior Securities                        18

     Item 4    Submission of Matters to a Vote of Security Holders    18

     Item 5    Other Information                                      18

     Item 6    Reports on Form 8-K                                    18


SIGNATURES

                  PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS.


                       PFF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                                               June 30,      March 31,
                                                                                 1997          1997
                                                                             -----------    -----------
                                 ASSETS

Cash and cash equivalents.................................................   $   57,123     $   31,632
Loans held for sale at lower of cost or fair value (net of valuation
 allowance)...............................................................        3,069            736
Investment securities held-to-maturity (estimated fair value of $11,011
 at June 30, 1997 and $16,2l3 at March 3l, 1997)..........................       11,009         16,190
Investment securities available-for-sale, at fair value...................      113,591         87,647
Mortgage-backed securities held-to-maturity (estimated fair value of
 $5,156 at June 30, 1997 and $5,509 at March 31, 1997)....................        5,101          5,490
Mortgage-backed securities available-for-sale, at fair value..............      488,013        486,009
Loans receivable, net.....................................................    1,863,177      1,819,209
Federal Home Loan Bank (FHLB) stock, at cost..............................       27,750         27,270
Accrued interest receivable...............................................       16,147         15,879
Real estate, net..........................................................       10,377          8,858
Property and equipment, net...............................................       26,633         26,521
Prepaid expenses and other assets.........................................        9,423         10,326
                                                                             ----------     ----------
    Total assets..........................................................   $2,631,413     $2,535,767
                                                                             ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits.................................................................   $1,723,741     $1,711,049
 FHLB advances and other borrowings.......................................      605,000        530,000
 Accrued expenses and other liabilities...................................       31,055         29,192
                                                                             ----------     ----------
  Total liabilities.......................................................    2,359,796      2,270,241
                                                                             ----------     ----------
 Commitments and contingencies............................................           -              -
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000
  shares; none issued.....................................................           -              -
Common stock, $.0l par value. Authorized 59,000,000
  shares; issued 19,837,500; outstanding 18,715,625 at June 30,
  1997 and 18,845,625 at March 31, 1997...................................          198            198
Additional paid-in capital................................................      181,717        182,519
Retained earnings, substantially restricted...............................      111,034        108,021
Unearned stock-based compensation.........................................      (24,156)       (24,711)
Treasury stock............................................................          (11)           (10)
Unrealized gains (losses) on securities available-for-sale, net...........        2,835           (491)
                                                                             ----------     ----------
  Total stockholders' equity..............................................      271,617        265,526
                                                                             ----------     ----------
    Total liabilities and stockholders' equity............................   $2,631,413     $2,535,767
                                                                             ==========     ==========

See accompanying notes to the consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                          For The Three Months Ended
                                                                                    June 30,
                                                                          --------------------------
                                                                              1997          1996
                                                                          -----------   ------------
Interest income:
 Mortgage loans.........................................................  $    34,630   $    30,859
 Non-mortgage loans.....................................................          835           545
 Mortgage-backed securities.............................................        8,721         3,885
 Investment securities and deposits.....................................        2,671         1,930
                                                                          -----------   -----------
   Total interest income................................................       46,857        37,219
                                                                          -----------   -----------
Interest on deposits....................................................       20,227        19,598
Interest on borrowings..................................................        8,315           753
                                                                          -----------   -----------
   Total interest expense...............................................       28,542        20,351
                                                                          -----------   -----------
   Net interest income..................................................       18,315        16,868
Provision for loan losses...............................................        2,250         4,694
                                                                          -----------   -----------
   Net interest income after provision for loan losses..................       16,065        12,174
                                                                          -----------   -----------

Non-interest income:
 Deposit, trust and other fees..........................................        2,582         2,189
 Mortgage loan servicing fees...........................................          219           213
 Gain (loss) on sale of loans and securities, net.......................           12          (176)
 Other non-interest income..............................................          394           326
                                                                          -----------   -----------
   Total non-interest income............................................        3,207         2,552
                                                                          -----------   -----------
Non-interest expense:
 General and administrative:
    Compensation and benefits...........................................        6,186         5,285
    Occupancy and equipment expense.....................................        2,743         2,407
    Marketing and professional services.................................          784           902
    Other non-interest expense..........................................        2,501         3,018
                                                                          -----------   -----------
      Total general and administrative..................................       12,214        11,612
 Real estate operations, net............................................          591        (1,205)
                                                                          -----------   -----------
      Total non-interest expense........................................       12,805        10,407
                                                                          -----------   -----------
      Earnings before income taxes......................................        6,467         4,319
Income taxes............................................................        2,784         1,894
                                                                          -----------   -----------
      Net earnings......................................................  $     3,683   $     2,425
                                                                          ===========   ===========
      Earnings per share................................................  $      0.21   $      0.13
                                                                          ===========   ===========
Weighted average shares outstanding for earnings per share calculation..   17,420,141    18,286,869
                                                                          ===========   ===========

See accompanying notes to the consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                                  Unrealized
                                                                                                                    gains
                                                                                                                   (losses)
                                                                                                                      on
                                                                             Retained                             securities
                                                                Additional   Earnings,     Unearned                available
                                             Number of  Common   Paid-in   Substantially  stock-based   Treasury     for-
                                              Shares    Stock    Capital    Restricted    compensation    Stock   sale, net    Total
                                            ----------  ------  ---------- -------------  ------------  --------------------   -----
THREE MONTHS ENDED JUNE 30, 1997
--------------------------------

Balance at March 31, 1997.................  18,845,625   $198    182,519      108,021      (24,711)       (10)       (491)  265,526
Net earnings..............................           -      -          -        3,683            -          -           -     3,683
Purchase of treasury stock................    (130,000)     -     (1,299)        (670)           -         (1)          -    (1,970)
Amortization of shares under stock-based
  compensation plan.......................           -      -        497            -          555                      -     1,052
Changes in unrealized gains on
  securities available-for-sale, net......           -      -          -            -            -          -       3,326     3,326
                                            ----------   ----    -------      -------      -------        ---       -----   -------
Balance at June 30, 1997..................  18,715,625   $198    181,717      111,034      (24,156)       (11)      2,835   271,617
                                            ==========   ====    =======      =======      =======        ===       =====   =======

See accompanying notes to the consolidate financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                              Three-months ended
                                                                                   June 30,
                                                                            -----------------------
                                                                                1997       1996
                                                                            ----------   ----------
Cash flows from operating activities:
 Net earnings............................................................   $   3,683    $   2,425
 Adjustments to reconcile net earnings to net cash provided
    by operating activities:
  Amortization of premiums (discounts) on loans, investments
    and mortgage-backed securities.......................................         411          224
  Amortization of deferred loan origination fees.........................        (503)        (339)
  Loan fees collected....................................................         242          173
  Dividends on FHLB stock................................................        (377)        (230)
  Provisions for losses on:
    Loans................................................................       2,250        4,695
    Real estate..........................................................         380       (1,275)
  Net (gain) loss on sales of loans, mortgage-backed securities
    available-for-sale, real estate and property and equipment...........        (110)        (119)
  Depreciation and amortization of property and equipment................         863          752
  Loans originated for sale..............................................      (1,785)      (4,317)
  Proceeds from sale of loans held for sale..............................       2,466        7,331
  Amortization of unearned stock-based compensation......................       1,052          441
  (Increase) decrease in:
    Accrued expenses and other liabilities...............................        (237)       1,440
    Accrued interest receivable..........................................        (268)      (1,741)
    Prepaid expenses and other assets....................................         903        6,169
                                                                            ---------    ---------
      Net cash provided by operating activities..........................       8,970       15,629
                                                                            ---------    ---------
Cash flows from investing activities:
 Loans originated for investment.........................................    (149,324)    (158,933)
 Increase (decrease) in construction loans-in-process....................       8,436        9,338
 Purchases of loans held for investment..................................          -       (18,231)
 Principal payments on loans.............................................      88,722       55,406
 Principal payments on mortgage-backed securities held-to-maturity.......         389          593
 Principal payments on mortgage-backed securities
   available-for-sale....................................................      23,164       11,594
 Purchases of investment securities held-to-maturity.....................          -            -
 Purchases of investment securities available-for-sale...................     (33,525)     (30,914)
 Purchases of mortgage-backed securities available-for-sale..............     (20,942)    (175,930)
 Proceeds from maturities of investment securities.......................       5,181       15,353
 Proceeds from maturities of investment
   securities available-for-sale.........................................       8,383          623

                       PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                              Three-months ended
                                                                                   June 30,
                                                                          ------------------------
                                                                              1997         1996
                                                                          ----------    ----------
 Investment in real estate.............................................        (350)         (250)
 Proceeds from sale of real estate.....................................       1,638         4,114
 Purchases of property and equipment...................................        (975)         (722)
 Proceeds from sale of property and equipment..........................           -             4
                                                                          ---------     ---------
   Net cash used in investing activities...............................     (62,203)     (287,955)
                                                                          ---------     ---------
Cash flows from financing activities:
 Proceeds from FHLB advances and other borrowings......................     605,000       177,500
 Repayment of FHLB advances and other borrowings.......................    (530,000)      (19,722)
 Net change in deposits................................................      12,692       (21,419)
 Purchase of treasury stock............................................      (1,968)            -
                                                                          ---------     ---------
     Net cash provided by financing activities.........................      85,724       136,359
                                                                          ---------     ---------
     Net (decrease) increase in cash and cash equivalents..............      25,491      (135,967)
Cash and cash equivalents, beginning of period.........................      31,632       175,904
                                                                          ---------     ---------
Cash and cash equivalents, end of period...............................   $  57,123     $  39,937
                                                                          =========     =========

Supplemental information:
Interest paid, including interest credited.............................   $  29,950     $  19,945
Income taxes paid......................................................           -           526
Non-cash investing and financing activities:
 Change in unrealized gain (loss) on securities
   available-for-sale..................................................       5,787         2,511
 Net transfers from loans receivable to real estate....................       3,154         1,293
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

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and subsidiary, PFF Bank & Trust (the Company). The Company's business is conducted primarily through PFF Bank & Trust and subsidiary, Pomona Financial Services, Inc. Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. and PFF Insurance Services. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1998.

(2) Recent Accounting Pronouncements

In February 1997, FASB issued Statement of Financial Accounting Standards
No. 128 "Earnings per Share" (SFAS 128). SFAS 128 supersedes APB Opinion No 15, "Earnings per Share" (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 replace the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the diluted EPS computation. This statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial condition, results of operations, or earnings per share.

In February 1997, the FASB issued Statement of Financial Standards, "Disclosure of Information about Capital Structure" (SFAS 129). This statement shall be effective for the financial statements for both interim and annual periods ending after December 15, 1997. It is not expected that the issuance of FASB No. 129 will require significant revision of prior disclosures since the Statement lists required disclosures that had been included in a number of previously existing separate statements and opinions.

                       PFF BANCORP, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining the impact, if any, this statement will have on the Company.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". FAS No. 131 requires that all public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. This Statement need not be applied to interim financial statements in the year of application, but comparative information for earlier years should be restated. This Statement need not be applied to interim financial statements in the year of application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. Early application is encouraged. Management is in the process of determining the impact, if any, this statement will have on the Company.

The Security and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended June 30, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1997 Form 10-K substantially conform with the accounting policy requirements of these amendments, no further interim period disclosure has been provided. The rule amendments that required expanded disclosure of quantitative and qualitative information about market risk are effective with the 1998 Form 10-K.

                      PFF BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Company for the three months ended June 30, 1997 and 1996. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the period shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                                            Three Months Ended June 30,
                                                                     ------------------------------------------
                                                                                        1997
                                                                     ------------------------------------------
                                                                     Average                        Avg. Yield/
                                                                     Balance         Interest          Cost
                                                                    ----------      ----------      -----------
                                                                               (Dollars in thousands)
ASSETS:
  Interest-earning assets
    Interest-earning deposits and short-term investments            $   24,380      $      352          5.79%
    Investment securities, net(1)(2)                                   114,565           1,942          6.80
    Loans receivable, net(3)(4)                                      1,851,278          35,465          7.66
    Mortgage-backed securities, net(1)(5)                              498,450           8,721          7.00
    FHLB stock                                                          27,576             377          5.47
                                                                    ----------      ----------
      Total interest-earning assets                                  2,516,249          46,857          7.45
  Non-interest-earning assets                                           75,345      ----------
                                                                    ----------
      Total assets                                                   2,591,594
                                                                    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY:
  Interest-bearing liabilities
    Money market savings accounts                                      165,280           1,687          4.09
    Passbook accounts                                                  173,266           1,181          2.73
    NOW accounts and other demand deposits accounts                    148,253             298          0.81
    Certificate accounts                                             1,231,778          17,061          5.56
                                                                    ----------      ----------
      Total                                                          1,718,577          20,227          4.72
    FHLB advances and other borrowings                                 566,655           8,298          5.87
    Other                                                                2,660              17          2.56
                                                                    ----------      ----------
      Total interest-bearing liabilities                             2,287,892          28,542          5.00
  Non-interest-bearing liabilities                                      34,513      ----------          ----
                                                                    ----------
       Total liabilities                                             2,322,405
  Stockholders' equity                                                 269,189
                                                                    ----------
       Total liabilities and stockholders' equity                   $2,591,594
                                                                    ==========
  Net interest income before provision for loan losses                              $   18,315
                                                                                    ==========
  Net interest rate spread(6)                                                                           2.44
  Net interest margin(7)                                                                                2.91
  Ratio of interst-earning assets to interest-bearing liabilities       109.98%

                                                                            Three Months Ended June 30,
                                                                     ------------------------------------------
                                                                                        1996
                                                                     ------------------------------------------
                                                                     Average                        Avg. Yield/
                                                                     Balance         Interest          Cost
                                                                    ----------      ----------      -----------
                                                                                (Dollars in thousands)
ASSETS:
  Interest-earning assets
    Interest-earning deposits and short-term investments            $   70,915      $      848          4.78%
    Investment securities, net(1)(2)                                    44,710             852          7.10
    Loans receivable, net(3)(4)                                      1,618,470          31,404          7.76
    Mortgage-backed securities, net(1)(5)                              219,558           3,885          7.08
    FHLB stock                                                          16,034             230          5.74
                                                                    ----------      ----------
      Total interest-earning assets                                  1,969,687          37,219          7.56
  Non-interest-earning assets                                           80,276      ----------
                                                                    ----------
      Total assets                                                   2,049,963
                                                                    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY:
  Interest-bearing liabilities
    Money market savings accounts                                       93,226             594          2.56
    Passbook accounts                                                  196,114           1,392          2.85
    NOW accounts and other demand deposits accounts                    132,355             280          0.85
    Certificate accounts                                             1,241,809          17,332          5.59
                                                                    ----------      ----------
      Total                                                          1,663,504          19,598          4.73
    FHLB advances and other borrowings                                  49,494             720          5.83
    Other                                                                1,888              33          6.80
                                                                    ----------      ----------
      Total interest-bearing liabilities                             1,714,886          20,351          4.76
  Non-interest-bearing liabilities                                      44,912      ----------          ----
                                                                    ----------
       Total liabilities                                             1,759,798
  Stockholders' equity                                                 290,165
                                                                    ----------
       Total liabilities and stockholders' equity                   $2,049,963
                                                                    ==========
  Net interest income before provision for loan losses                              $   16,868
                                                                                    ==========
  Net interest rate spread(6)                                                                           2.80
  Net interest margin(7)                                                                                3.43
  Ratio of interst-earning assets to interest-bearing liabilities       114.86%

                      PFF BANCORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

_________________
(1) Includes assets available-for-sale and held-to-maturity and unamortized discounts and premiums and certificates of deposits.
(2) Included in the average balance of investment securities for the three months ended June 30, 1997 and 1996 are average investment securities held-to-maturity of $11.1 million and $17.8 million, respectively. Interest income recognized on investment securities held-to-maturity during these periods was $160,000 and $255,000, respectively, resulting in average yields of 5.82% and 5.71%, respectively. Yields on average investment securities have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loan held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for three months ended June 30, 1997 and 1996, are average loans held for sale of $1.5 million and $7.2 million, respectively. Interest income recognized on loans held for sale during these periods was $37,000 and $131,000, respectively, resulting in average yields of 9.59% and 7.23%, respectively.
(5) Included in the average balance of mortgage-backed securities, net for the three months ended June 30, 1997 and 1996 are average mortgage-backed securities held-to-maturity of $5.3 million and $6.8 million, respectively. Interest income recognized on mortgage-backed securities held-to-maturity during the three months ended June 30, 1997 and 1996 was $96,000 and $124,000 resulting in an average yield of 7.29% and 7.23%, respectively.
(6) Net interest rate spread represents the difference between the yield on interest-earnings assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                            Three Months Ended June 30, 1997
                                                               Compared to June 30, 1996
                                                                   Increase (Decrease)
                                                            ---------------------------------
                                                             Volume         Rate         Net
                                                             ------         ----         ---
                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS:
  Interest-earning deposits and short-term investments       $  (556)         60         (496)
  Investment securities(1)(2)                                  1,331        (241)       1,090
  Loans receivable, net(3)                                     4,517        (456)       4,061
  Mortgage-backed securities(1)(4)                             4,935         (99)       4,836
  FHLB stock                                                     166         (19)         147
                                                             -------     -------        -----
    Total interest-earning assets                             10,393        (755)       9,638
                                                             -------     -------        -----

INTEREST-BEARING LIABILITIES:
  Money market savings accounts                                  457         634        1,091
  Passbook accounts                                             (162)        (48)        (210)
  NOW and other demand deposit accounts                           34         (15)          19
  Certificate accounts                                          (171)       (100)        (271)
  FHLB advances and other borrowings                           7,522          55        7,577
  Other                                                           13         (28)         (15)
                                                             -------     -------        -----
   Total interest-bearing liabilities                          7,693         498        8,191
                                                             -------     -------        -----
 Change in net interest income                                $2,690      (1,253)       1,447
                                                             =======     =======        =====


--------------------------------
(1)  Includes assets held-to-maturity.
(2) Included in the increases in interest income on investment securities for the three months ended June 30, 1997 compared to 1996 are increases/(decreases) in interest income on investment securities held-to-maturity attributable to volume and rate of $(96,000) and $3,000, respectively.
(3) Included in the increases in interest income on loans receivable, net for the three months ended June 30, 1997 compared to 1996 are increases/(decreases) in interest income on loans held for sale attributable to volume and rate of $(103,000) and $9,000, respectively.
(4) Included in the increase in interest income on mortgage-backed securities for the three months ended June 30, 1997 compared to 1996 are increases/(decreases) in interest income on mortgage-backed securities held-to-maturity attributable to volume and rate of ($28,000) and $1,000, respectively.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
----------------------------------------------------------------------------
1996
----

GENERAL
-------

The Company recorded net earnings of $3.7 million or $0.21 per share for the three months ended June 30, 1997 compared to net earnings of $2.4 million or $.13 per share for the comparable period of 1996. The increase in net earnings between the three months ended June 30, 1997 and 1996 was attributable principally to a decline in the provision for loan losses and an increase in net interest income.

Net interest income was $18.3 million for the three months ended June 30, 1997 compared to $16.9 million for the comparable period of 1996. The increase resulted from the growth in average interest-earning assets. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 109.98% for the three months ended June 30, 1997 compared to 114.86% for the comparable period of 1996. Average interest rate spread was 2.44% for the three months ended June 30, 1997 compared to 2.80% for the comparable period of 1996. Net interest margin was 2.91% for the three months ended June 30, 1997 compared to 3.43% for the comparable period of 1996.

Provision for loan losses was $2.3 million for the three months ended June 30, 1997 compared to $4.7 million for the comparable period of 1996.

Total non-interest income was $3.2 million for the three months ended June 30, 1997 compared to $2.6 million for the comparable period of 1996. Total non-interest expense increased from $10.4 million for the three months ended June 30, 1996 to $12.8 million for the comparable period of 1997 due principally to a $1.4 million reduction in allowance for real estate losses recorded during the three month period ended June 30, 1996.

INTEREST INCOME
---------------

Interest income was $46.9 million for the three months ended June 30, 1997 compared to $37.2 million for the comparable period of 1996. The increase was attributable to a $546.6 million increase in average interest-earning assets from $1.97 billion for the three months ended June 30, 1996 to $2.52 billion for the comparable period of 1997. The yield on average interest-earning assets decreased from 7.56% for the three months ended June 30, 1996 to 7.45% for the comparable period of 1997. The increase in average interest-earning assets was due principally to a $232.8 million increase in the average balance of loans receivable from $1.62 billion for the three months ended June 30, 1996 to $1.85 billion for the comparable period of 1997 and a $278.9 million increase in mortgage-backed securities (MBS) from $219.6 million for the three months ended June 30, 1996 to $498.5 million for the comparable period of 1997.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


The yield on loans receivable decreased from 7.76% for the three months ended June 30, 1996 to 7.66% for the comparable period of 1997 reflecting the impact of changes in the Federal Home Loan Bank (FHLB) Eleventh District Cost of Funds Index (COFI) on the Company's portfolio of adjustable-rate loans indexed to COFI. COFI in effect for the six months ended June 30, 1997 averaged 4.81% compared to 4.93% for the comparable period of 1996. In an effort to diversify the sensitivity of the Bank's loan portfolio away from COFI, the Bank has placed emphasis on originating construction, consumer, commercial business and commercial real estate loans, the majority of which are indexed to the prime lending rate. For the three months ended June 30, 1997, originations of these loans totaled $63.4 million compared to $39.2 million for the comparable period of 1996.

The average balance of investment securities increased from $44.7 million for the three months ended June 30, 1996 to $114.6 million for the comparable period of 1997 creating a positive volume variance of $1.3 million. The weighted average yield on investment securities decreased from 7.10% for the three months ended June 30, 1996 to 6.80% for the comparable period of 1997. The decrease in the yield on investment securities reflects an adjustment recorded in May, 1996 of $158,000; without this adjustment, the yield would have been 6.58%.

INTEREST EXPENSE
----------------

Interest expense was $28.5 million for the three months ended June 30, 1997 compared to $20.4 million for the comparable period of 1996. The increase was attributable to a $573.0 million increase in the average balance of interest-bearing liabilities from $1.71 billion for the three months ended June 30, 1996 to $2.29 billion for the comparable period of 1997 coupled with an increase in the cost of average interest-bearing liabilities from 4.76% for the three months ended June 30, 1996 to 5.00% for the comparable period of 1997. The increase in average interest-bearing liabilities was due principally to a $517.2 million increase in the average balance of FHLB advances and other borrowings from $49.5 million for the three months ended June 30, 1996 to $566.7 million for the comparable period of 1997. The increase in FHLB advances and other borrowings was due to the Company's strategy of utilizing both wholesale and retail sources of funding to achieve its strategic growth objectives. The weighted average cost of FHLB advances and other borrowings increased from 5.83% for the three months ended June 30, 1996 to 5.87% for the comparable period of 1997 reflecting an increase in the general level of interest rates. The average balance of deposits was $1.72 billion for the three months ended June 30, 1997 compared to $1.66 billion for the comparable period of 1996, an increase of $55.1 million. The average balance of money market, passbook and demand accounts increased $65.1 million from $421.7 million for the three months ended June 30, 1996 to $486.8 million for the comparable period of 1997 while the average balance of certificate accounts decreased $10.0 million from $1.24 billion for the three months ended June 30, 1996 to $1.23 billion for the comparable period of 1997. The weighted average cost of deposits was 4.72% for the three months ended
June 30, 1997 compared to 4.73% for the comparable period of 1996.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $4.7 million for the three months ended June 30, 1996 compared to $2.3 million for the three months ended 1997. The provision for loan losses for the three months ended 1996 included $2.5 million applicable to the establishment of specific allowances on several loans based upon updated reviews.

NON-INTEREST INCOME
-------------------

Non-interest income was $3.2 million or .50% of average assets for the quarter ended June 30, 1997 compared to $2.6 million or .50% of average assets for the comparable period of 1996. Savings fees and charges were $1.6 million for the three months ended June 30, 1997 compared to $1.1 million for the comparable period of 1996. Sales of non-deposit investment products generated $478,000 of fee income during the three months ended June 30, 1997 compared to $449,000 in the comparable period of 1996. Trust fees were $427,000 for the three months ended June 30, 1997 compared to $375,000 for the comparable period of 1996.

NON-INTEREST EXPENSE
--------------------

Non-interest expense was $12.8 million for the three months ended June 30, 1997 compared to $10.4 million for the comparable period of 1996. General and administrative expense was $12.2 million or 1.89% of average assets for the three months ended June 30, 1997 compared to $11.6 million or 2.21% of average assets for the three months ended 1996. Compensation and benefits expense increased from $5.3 million for the three months ended June 30, 1996 to $6.2 million for the comparable period of 1997, due principally to the expenses associated with the 1996 Incentive Plan under which stock has been granted to key officers and directors, subject to the Company achieving certain performance goals, and an increase in staff to support the addition of a Telebanking Center on April 1, 1997 and the Bank's transition into business banking products and services. Other non-interest expense was $2.5 million for the three months ended June 30, 1997 compared to $3.0 million for the three months ended 1996. The decrease was due principally to the inclusion of a $350,000 non-recurring legal judgement in the three months ended June 30, 1996.

Real estate operations, net reflects expense of $591,000 for the three months ended June 30, 1997 compared to income of $1.2 million for the comparable period of 1996. The results for the three months ended June 30, 1996 reflect a $1.4 million reduction in the allowance for real estate losses based upon updated property valuations. The results for the three months ended June 30, 1997 reflect a provision of $325,000 on a single family residential development project.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



INCOME TAXES
------------

Income tax expense was $2.8 million for the three months ended June 30, 1997 compared to $1.9 million for the comparable period of 1996. The increase in income tax expense was primarily the result of an increase in earnings before income taxes from $4.3 million for the three months ended June 30, 1996 to $6.4 million for the comparable period of 1997.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND MARCH 31, 1997
---------------------------------------------------------------------

Total assets increased $95.6 million or 3.8% from $2.54 billion at March 31, 1997 to $2.63 billion at June 30, 1997. Loans receivable, net increased $44.0 million from $1.82 billion at March 31, 1997 to $1.86 billion at June 30, 1997. MBS increased $2.0 million from $486.0 million at March 31, 1997 to $488.0 million at June 30, 1997 and cash and cash equivalents increased $25.5 million from $31.6 million at March 31, 1997 to $57.1 million at June 30, 1997. Investment securities available-for-sale increased $25.9 million from $87.6 million at March 31, 1997 to $113.6 million at June 30, 1997.

Loan originations for the three months ended June 30, 1996 were $162.7 million, compared to $151.1 million for the comparable period of 1997. Non-performing loans declined from $23.4 million or 1.24% of gross loans at March 31, 1997 to $22.0 million or 1.13% of gross loans at June 30, 1997. Non-performing assets, which includes foreclosed real estate, net of specific allowances and restructured loans, declined from $45.7 million or 1.80% of total assets at March 31, 1997 to $45.6 million or 1.73% of total assets at June 30, 1997. Troubled-debt restructured loans were stable at $14.8 million at June 30, 1997 to $14.6 million at March 31, 1997.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At June 30, 1997, the Bank's allowance for loan losses was $27.6 million or 1.42% of gross loans compared to $27.7 million or 1.47% of gross loans at March 31, 1997. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three months ended June 30, 1997.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

               Balance at March 31, 1997       $27,721
               Provision for loan losses         2,250
               Charge-offs                      (2,324)
               Recoveries                            -
                                               -------
               Balance at June 30, 1997        $27,647
                                               =======

Total liabilities increased $89.6 million or 3.9% to $2.36 billion at June 30, 1997 from $2.27 billion at March 31, 1997. Deposits increased $12.7 million from $1.71 billion at March 31, 1997 to $1.72 billion at June 30, 1997. FHLB advances and other borrowings increased $75.0 million to $605.0 million at June 30, 1997 from $530.0 million at March 31, 1997. FHLB advances were utilized to fund the growth in loans receivable and the increase in investment securities.

Total stockholders' equity was $271.6 million at June 30, 1997 compared to $265.5 million at March 31, 1997. The $6.1 million increase in stockholders' equity is comprised of a $3.7 million increase representing net earnings for the three months ended June 30, 1997, a $3.3 million increase representing the change in the unrealized gains on securities available-for-sale, a $1.1 million increase representing the amortization of shares under stock-based compensation plans, and a $2.0 million decrease representing the repurchase of Treasury Stock. On April 24, 1997, the Office of Thrift Supervision approved the Company's application to repurchase an additional 5% (942,281 shares) of its outstanding common stock. As of June 30, 1997, 130,000 shares had been repurchased and an additional 222,500 shares were repurchased through August 11, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank is subject to minimum regulatory liquidity requirements. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of deposits and short-term borrowings. The required ratios are currently 5% for total qualifying liquidity and 1% for short-term qualifying liquidity (generally those investments having maturities of one year or less). The Bank's average total and short-term liquidity ratios were 5.16% and 2.48%, respectively for the three months ended June 30, 1997.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


were $9.0 million and $15.6 million for the three months ended June 30, 1997 and 1996 respectively.

Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $88.7 million and $55.4 million for the three months ended June 30, 1997 and 1996, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $151.1 million and $172.1 million for the three months ended June 30, 1997 and 1996, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $54.5 million and $206.8 million for the three months ended June 30, 1997 and 1996, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $37.1 million and $28.2 million for the three months ended June 30, 1997 and 1996, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases/(decreases) in deposits were $12.7 million and $(21.4) million for the three months ended June 30, 1997 and 1996, respectively. The net increases in FHLB advances and other borrowings were $75.0 million and $157.8 million for the three months ended June 30, 1997 and 1996, respectively.

At June 30, 1997, on a consolidated basis, the Company had total capital of $271.6 million or 10.32% of total assets. At June 30, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $213.7 million, or 8.29% of adjusted total assets, which is above the required level of $38.6 million, or 1.5%; core capital of $213.7 million, or 8.29% of adjusted total assets, which is above the required level of $77.4 million, or 3%, and total risk based capital of $230.9 million or 16.26% of risk weighted assets, which is above the required level of $113.6 million or 8%.

The Company's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1997, cash and cash equivalents totaled $57.1 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances and collateralized borrowings. At
June 30, 1997, the Company had $555.0 million in FHLB advances and $50.0 million in reverse repurchase agreements outstanding. Other sources of liquidity include MBS and other investment securities available-for-sale or maturing within one year.

At June 30, 1997, the Bank had outstanding commitments to originate mortgage loans of $17.4 million and no outstanding commitments to purchase mortgage-backed securities or other investment securities. The Bank anticipates that it will have sufficient funds available to meet these

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 1997 totaled $1.07 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

LEGISLATIVE MATTERS
-------------------

     Thrift Rechartering Legislation. The Deposit Insurance Funds Act of 1996 provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The House Banking Committee reported a bill in July 1997 that would require federal savings institutions to convert to a national or state bank charter within two years of enactment. The bill would allow banks resulting from the conversion of a savings association to continue to engage in activities (and hold assets) in which it was lawfully engaged on the day before enactment. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The OTS would be merged with the Office of the Comptroller of the Currency, the agency that regulates national banks. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge. No assurance can be given as to whether this legislation will be enacted or, if enacted, what the terms of such legislation would be.

Legislation regarding bad debt recapture has been passed. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. In the opinion of management, this legislation will not have a material impact on the financial condition or operations of the Company.

                       PFF BANCORP, INC. AND SUBSIDIARY
                           PART II-OTHER INFORMATION



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

     (a)  Exhibit 3(i) - Certificate of Incorporation of PFF Bancorp, Inc.*

          Exhibit 3(ii) - Bylaws of PFF Bancorp, Inc.*

          Exhibit 11 - Statement Re: Computation of Earnings Per Share.

          Exhibit 27.0 - Financial Data Schedule (filed herewith)

     (b)  Reports on Form 8-K

          None.

------------------------
*Incorporated herein by reference to Form S-l, Registration Statement, as amended, filed on December 8, 1995, SEC Registration Number 33-94860.

                        PFF BANCORP, INC. AND SUBSIDIARY


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PFF BANCORP, INC.


    August 14, 1997                 /s/ LARRY M. RINEHART
----------------------              ------------------------------
    Date                            Larry M. Rinehart
                                    President, Chief Executive Officer
                                    and Director


    August 14, 1997                 /s/ GREGORY C. TALBOTT
----------------------              ------------------------------
    Date                            Gregory C. Talbot
                                    Senior Vice President, Chief Finacial
                                    Officer and Treasurer