Form 10-Q
period 1997-09-30
PFF BANCORP INC
filed 1997-11-14
CIK 1004969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                    or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                    Commission File Number 0-27404

                           PFF BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                        95-4561623
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

350 SOUTH GAREY AVENUE, POMONA, CALIFORNIA                                 91766
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     The registrant had 17,903,344 shares of common stock, par value $.01 per share, outstanding as of November 12, 1997.

                        PFF BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-Q
                                     INDEX

                                                                                            PAGE
                                                                                            ----
PART I           FINANCIAL INFORMATION (UNAUDITED)

     Item 1      Financial Statements
                 Consolidated Balance Sheets as of
                 September 30, 1997 and March 31, 1997                                        1

                 Consolidated Statements of Operations for the Three and
                 Six Months Ended September 30, 1997 and 1996                                 2

                 Consolidated Statements of Changes in Stockholders'
                 Equity for the Six Months Ended September 30, 1997                           3

                 Consolidated Statements of Cash
                 Flows for the Six Months Ended September 30, 1997 and 1996                   4

                 Notes to Unaudited Consolidated Financial Statements                         6

     Item 2      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                8


PART II          OTHER INFORMATION

     Item 1      Legal Proceedings                                                           24

     Item 2      Changes in Securities                                                       24

     Item 3      Defaults Upon Senior Securities                                             24

     Item 4      Submission of Matters to a Vote of Security Holders                         24

     Item 5      Other Information                                                           24

     Item 6      Reports on Form 8-K                                                         24

SIGNATURES

                   PART I--FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS.

                        PFF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                  SEPTEMBER 30,     MARCH 31,
                                                                                       1997            1997
                                                                                ----------------   -----------
                                    ASSETS

Cash and cash equivalents.......................................................     $   45,795     $   31,632
Loans held for sale at lower of cost or fair value (net of valuation
   allowance)...................................................................        163,000            736
Investment securities held-to-maturity (estimated fair value of $832 at
 September 30, 1997 and $16,213 at March 31, 1997)..............................            822         16,190

Investment securities available-for-sale, at fair value.........................        129,563         87,647
Mortgage-backed securities held-to-maturity (estimated fair value of
   $4,790 at September 30, 1997 and $5,509 at March 31, 1997)...................          4,761          5,490
Mortgage-backed securities available-for-sale, at fair value....................        476,893        486,009
Loans receivable, net...........................................................      1,701,057      1,819,209
Federal Home Loan Bank (FHLB) stock, at cost....................................         28,295         27,270
Accrued interest receivable.....................................................         15,751         15,879
Real estate, net................................................................          9,690          8,858
Property and equipment, net.....................................................         27,047         26,521
Prepaid expenses and other assets...............................................         12,792         10,326
                                                                                     ----------     ----------
          Total assets..........................................................     $2,615,466     $2,535,767
                                                                                     ==========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits.....................................................................     $1,713,881     $1,711,049
   FHLB advances and other borrowings...........................................        600,886        530,000
   Accrued expenses and other liabilities.......................................         37,712         29,192
                                                                                     ----------     ----------
          Total liabilities.....................................................      2,352,479      2,270,241
                                                                                     ----------     ----------
Commitments and contingencies...................................................              -              -
Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized 2,000,000
          shares; none issued...................................................              -              -
   Common stock, $.01 par value.  Authorized 59,000,000
          shares; issued 19,837,500; outstanding 17,903,344 at September 30,
          1997 and 18,845,625 at March 31, 1997.................................            198            198
   Additional paid-in capital...................................................        173,672        182,519
   Retained earnings, substantially restricted..................................        106,448        108,021
   Unearned stock-based compensation............................................        (23,077)       (24,711)
   Treasury stock...............................................................            (19)           (10)
   Unrealized gains (losses) on securities available-for-sale, net..............          5,765           (491)
                                                                                     ----------     ----------
       Total stockholders' equity...............................................        262,987        265,526
                                                                                     ----------     ----------
          Total liabilities and stockholders' equity............................     $2,615,466     $2,535,767
                                                                                     ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ---------------------------     --------------------------
                                                                   1997            1996           1997            1996
                                                               ------------    -----------     ----------      ----------
Interest income:
 Mortgage loans..............................................   $    35,202    $    32,451      $  69,832      $   63,310
 Non-mortgage loans..........................................           996            552          1,831           1,097
 Mortgage-backed securities..................................         8,096          6,066         16,817           9,951
 Investment securities and deposits..........................         3,134          1,433          5,805           3,363
                                                                -----------    -----------     ----------      ----------
  Total interest income......................................        47,428         40,502         94,285          77,721
                                                                -----------    -----------     ----------      ----------
Interest expense:
   Interest on deposits......................................        20,435         19,784         40,662          39,382
   Interest on borrowings....................................         9,064          3,939         17,379           4,691
                                                                -----------    -----------     ----------      ----------
     Total interest expense..................................        29,499         23,723         58,041          44,073
                                                                -----------    -----------     ----------      ----------
     Net interest income.....................................        17,929         16,779         36,244          33,648
Provision for loan losses....................................         2,249          3,071          4,499           7,766
                                                                -----------    -----------     ----------      ----------
     Net interest income after provision for loan losses.....        15,680         13,708         31,745          25,882
                                                                -----------    -----------     ----------      ----------

     Non-interest income:
 Other fees and charges......................................         2,813          2,279          5,769           4,608
 Mortgage loan servicing fees................................           224            209            443             422
 Gain (loss) on sale of loans, net...........................             3             27             17            (149)
 Other non-interest income...................................           186             48            204             237
                                                                -----------    -----------     ----------      ----------
  Total non-interest income..................................         3,226          2,563          6,433           5,118
                                                                -----------    -----------     ----------      ----------

Non-interest expense:
     General and administrative:
        Compensation and benefits............................         6,996          5,410         13,182          10,695
        Occupancy and equipment..............................         2,948          2,825          5,691           5,232
        Marketing and professional services..................           657            666          1,441           1,568
        Other non-interest expense...........................         2,539          3,087          5,040           6,105
                                                                -----------    -----------     ----------      ----------
        Total general and administrative.....................        13,140         11,988         25,354          23,600
SAIF recapitalization assessment.............................             -         10,900              -          10,900
Real estate operations, net..................................           (58)           139            533          (1,064)
                                                                -----------    -----------     ----------      ----------
  Total non-interest expense.................................        13,082         23,027         25,887          33,436
                                                                -----------    -----------     ----------      ----------
         Earnings (loss) before income taxes.................         5,824         (6,756)        12,291          (2,436)
Income taxes (benefit).......................................         2,538         (2,339)         5,322            (444)
                                                                -----------    -----------     ----------      ----------
         Net earnings (loss).................................   $     3,286    $    (4,417)    $    6,969      $   (1,992)
                                                                ===========    ===========     ==========      ==========
         Earnings (loss) per share...........................   $      0.19    $     (0.24)    $     0.40      $    (0.11)
                                                                ===========    ===========     ==========      ==========
         Weighted average shares outstanding for
           earnings (loss) per share calculation.............    17,278,254     18,316,625     17,220,367      18,296,788
                                                                ===========    ===========     ==========      ==========

See accompanying notes to unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                                              UNREALIZED
                                                                                                                GAINS
                                                                                                               (LOSSES)
                                                                                                                  ON
                                                                        RETAINED                              SECURITIES
                                                          ADDITIONAL    EARNINGS       UNEARNED               AVAILABLE-
                                     NUMBER OF    COMMON   PAID-IN    SUBSTANTIALLY   STOCK-BASED  TREASURY      FOR-
                                      SHARES      STOCK    CAPITAL     RESTRICTED    COMPENSATION    STOCK    SALE,NET      TOTAL
                                     -----------  ------   -------   --------------  ------------  --------   ----------  --------
SIX MONTHS ENDED SEPTEMBER 30, 1997
-----------------------------------

Balance at March 31, 1997..........   18,845,625   $198   182,519      108,021          (24,711)      (10)       (491)    $265,526
Net earnings.......................            -      -     6,969            -                -         -           -        6,969
Purchase of treasury stock.........     (942,281)     -    (9,414)      (8,542)               -        (9)          -      (17,965)
Amortization of shares under
 stock-based
 compensation plan.................            -      -       567            -            1,634         -           -        2,201

Changes in unrealized gains(losses)
 on securities available-for-sale,
  net..............................            -      -         -            -                -         -       6,256        6,256
                                      ----------   ----   -------      -------          -------       ---       -----     --------
Balance at September 30, 1997......   17,903,344   $198   173,672      106,448          (23,077)      (19)      5,765     $262,987
                                      ==========   ====   =======      =======          =======       ===       =====     ========

                See accompanying notes to the consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                           --------------------------------------

                                                                              1997                        1996
                                                                           ----------                   ---------
Cash flows from operating activities:
  Net earnings (loss).........................................              $   6,969                   $  (1,992)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Amortization of premiums (discounts) on loans,
      investments.............................................                    704                       1,051
     and mortgage-backed securities
    Amortization of deferred loan origination fees............                   (495)                       (532)
    Loan fees collected.......................................                    (94)                       (534)
    Dividends on FHLB stock...................................                   (820)                       (452)
    Provisions for losses on:
        Loans.................................................                  4,499                       7,766
        Real estate...........................................                    416                      (1,221)
    Net (gain) on sales of loans, mortgage-backed
     securities
    available-for-sale, real estate and property and
     equipment................................................                   (412)                       (316)
    Depreciation and amortization of property and equipment...                  1,794                       1,524
    Loans originated for sale.................................                 (3,192)                     (6,409)
    Proceeds from sale of loans held for sale.................                  7,030                       9,691
    Amortization of unearned stock-based compensation.........                  2,201                         919
    (Increase)/decrease in:
        Accrued expenses and other liabilities................                 13,512                      11,583
        Accrued interest receivable...........................                   (128)                     (4,057)
        Prepaid expenses and other assets.....................                  2,466                       6,839
                                                                            ---------                   ---------
            Net cash provided by operating activities.........                 34,450                      23,860
                                                                            ---------                   ---------
   Cash flows from investing activities:
     Loans originated for investment..........................               (242,019)                   (317,099)
     Increase/(decrease) in construction loans in process.....                (10,979)                     15,083
     Purchases of loans held for investment...................                      -                     (28,292)
     Principal payments on loans..............................                182,050                     112,275
     Principal payments on mortgage-backed securities
      held-to-maturity........................................                    729                       1,078
     Principal payments on mortgage-backed securities
       available-for-sale.....................................                 55,036                      23,496
     Purchases of investment securities available-for-sale....                (59,911)                    (30,914)
     Purchases of FHLB stock..................................                   (205)                     (8,406)
     Purchases of mortgage-backed securities
      available-for-sale......................................                (42,863)                   (426,800)
     Proceeds from maturity of certificates of deposit........                      -                         190
     Proceeds from maturities of investment securities........                 15,368                      20,870
     Proceeds from maturities of investment
      securities available-for-sale...........................                 10,898                       1,305

                                                                     (Continued)

                       PFF BANCORP, INC.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SIX-MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                            -------------------------------------
                                                                              1997                        1996
                                                                            ---------                   ---------

    Proceeds from the sale of investment securities
     available-for-sale.........................................                7,899                           -
    Proceeds from the sale of mortgage-backed securities
     available-for-sale.........................................                6,293                           -
    Investment in real estate...................................                  (88)                       (695)
    Proceeds from sale of real estate...........................                4,072                       5,607
    Purchases of property and equipment.........................               (2,387)                     (1,572)
    Proceeds from sale of property and equipment................                   67                           4
                                                                            ---------                   ---------
          Net cash used in investing activities.................              (76,040)                   (633,870)
Cash flows from financing activities:
    Proceeds from FHLB advances and other borrowings............              426,886                     631,200
    Repayment of FHLB advances and other borrowings.............             (356,000)                   (155,922)
    Net change in deposits......................................                2,832                      (6,413)
    Purchase of treasury stock..................................              (17,965)                          -
                                                                            ---------                   ---------
          Net cash provided by financing activities.............               55,753                     468,865
          Net (decrease) increase in cash and cash
           equivalents..........................................               14,163                    (141,145)
Cash and cash equivalents, beginning of period..................               31,632                     175,904
                                                                               ------                   ---------
Cash and cash equivalents, end of period........................            $  45,795                   $  34,759
                                                                            =========                   =========

Supplemental information:
Interest paid, including interest credited......................            $  55,774                   $  41,843
Income taxes paid...............................................                4,575                       1,838
Non-cash investing and financing activities:
    Change in unrealized gain (loss) on securities
     available-for-sale.........................................                6,256                       1,962
    Net transfers from loans receivable to real estate..........                1,563                       4,468
    Loans originated for the sale of real estate acquired
     in settlement of loans.....................................                1,449                         736

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

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and its subsidiary (the Company) PFF Bank & Trust. The Company's business is conducted primarily through PFF Bank & Trust and subsidiary, Pomona Financial Services, Inc. Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. and PFF Insurance Service. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1998.

(2) Recent Accounting Pronouncements

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 supersedes APB Opinion No. 15, "Earnings per Share" (APB 15) and specified the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the diluted EPS computation. This statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial condition, results of operations, or earnings per share.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). This statement shall be effective for the financial statements for both interim and annual periods ending after December 15, 1997. It is not expected that the issuance of SFAS No. 129 will require significant revision of prior disclosures since the Statement lists required disclosures that had been included in a number of previously existing separate statements and opinions.

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

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS no. 131). SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 requires that all public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. This Statement need not be applied to interim financial statements in the year of application, but comparative information for earlier years should be restated. This Statement need not be applied to interim financial statements in the year of application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. Early application is encouraged. Management is in the process of determining the impact, if any, this statement will have on the Company.

The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended June 30, 1997. As the Company believes that the derivative financial instrument disclosures contained with the notes to the financial statements of its 1997 Form 10-K substantially conform with the accounting policy requirements of these amendments, no further interim period disclosure has been provided. The rule amendments that required expanded disclosure of quantitative and qualitative information about market risk are effective with the 1998 Form 10-K.

                        PFF BANCORP, INC. AND SUBSIDIARY
    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                   OPERATION
AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Company for the three and six months ended September 30, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------------------------------
                                                           1997                                         1996
                                            ---------------------------------------       ------------------------------------
                                               AVERAGE                  AVG. YIELD/       AVERAGE                  AVG. YIELD/
ASSETS:                                        BALANCE    INTEREST         COST           BALANCE     INTEREST       COST
                                               -------    --------      -----------       -------     --------     -----------
                                                                             (DOLLARS IN THOUSANDS)
  Interest-earning assets

    Interest-earning deposits and short-
     term investments....................   $   35,732    $   484         5.37%       $   26,469        $341         5.11%
    Investment securities, net (1)(2)....      129,776      2,208         6.75            48,941         820         6.65
    Loans receivable, net (3)(4).........    1,871,157     36,198         7.74         1,746,198      33,003         7.56
    Mortgage-backed securities(1)(5).....      479,739      8,096         6.91           347,338       6,066         6.99
    Federal Home Loan Bank Stock, at
     cost................................       28,085        442         6.24            16,724         272         6.51
                                            ----------    -------                     ----------      ------
       Total interest-earning assets.....    2,544,489     47,428         7.49         2,185,670      40,502         7.41
                                                          -------                                     ------
    Non-interest-earning assets..........       78,835                                    76,396
                                            ----------                                ----------
       Total assets......................   $2,623,324                                $2,262,066
                                            ==========                                ==========
LIABILITIES AND EQUITY:
  Interest-bearing liabilities
    Money market savings accounts........      186,505      1,940         4.13        $  139,082       1,050         2.99
    Passbook accounts....................      165,826      1,120         2.68           158,104       1,245         3.12
    NOW and other demand deposit
     accounts............................      154,051        303         0.78           134,057         283         0.84
    Certificate accounts.................    1,213,866     17,072         5.58         1,234,598      17,206         5.53
                                            ----------    -------                     ----------      ------
       Total.............................    1,720,248     20,435         4.71         1,665,841      19,784         4.71
    FHLB advances and other borrowings...      604,313      9,027         5.93           275,273       3,920         5.65
    Other................................        3,020         37         4.86             3,181          19         2.37
                                            ----------    -------                     ----------      ------
      Borrowed funds.....................      607,333      9,064         5.92           278,454       3,939         5.61
                                            ----------    -------                     ----------      ------
       Total interest-bearing
        liabilities......................    2,327,581     29,499         5.03         1,944,295      23,723         4.84
                                                          -------                                     ------
    Non-interest-bearing liabilities.....       31,059                                    27,512
                                            ----------                                ----------
       Total liabilities.................    2,358,640                                 1,971,807
    Stockholders' equity.................      264,684                                   290,259
                                            ----------                                ----------
       Total liabilities and
        stockholders' equity.............   $2,623,324                                $2,262,066
                                            ==========                                ==========
    Net interest income before provision
     for loan losses.....................                 $17,929                                    $16,779
                                                          =======                                    =======
    Net interest rate spread (6).........                                 2.46%                                      2.57%
    Net interest margin (7)..............                                 2.82%                                      3.07%
    Ratio of interest earning assets to
     interest-bearing liabilities........       109.32%                                   112.41%

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



_______________________________
(1) Includes assets available for sale and held-to-maturity and unamortized discounts and premiums.
(2) Included in the average balance of investment securities for the three months ended September 30, 1997 and 1996 are average investment securities held-to-maturity of $2.6 million and $12.4 million, respectively. Interest income recognized on investment securities held-to-maturity during these periods was $49,000 and $184,000, respectively, resulting in average yields of 7.36% and 5.93%, respectively. Yields on average investment securities have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for three months ended September 30, 1997 and 1996, are average loans held for sale of $41.7 million and $3.3 million respectively. Interest income recognized on loans held for sale during these periods was $751,000 and $58,500, respectively, resulting in average yields of 7.20% and 7.15%, respectively.
(5) Included in the average balance of mortgage-backed securities, net for the three months ended September 30, 1997 and 1996 are average mortgage-backed securities held-to-maturity of $4.9 million and $6.2 million. Interest income recognized on mortgage backed securities held-to-maturity during these periods was $88,000 and $113,000, respectively, resulting in an average yields of 7.23% and 7.24%, respectively.
(6) Net interest rate spread represents the difference between the yield on interest-earnings assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

AVERAGE BALANCE SHEET

                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------------------------------------
                                                                1997                                      1996
                                            ---------------------------------------       ------------------------------------------
                                                    AVERAGE                 AVG. YIELD/         AVERAGE                  AVG. YIELD/
ASSETS:                                             BALANCE      INTEREST      COST             BALANCE     INTEREST       COST
                                                    -------      --------   -----------         -------     -------      -----------

                                                                               (DOLLARS IN THOUSANDS)
      Interest-earning assets
        Interest-earning deposits and
         short-term investments...............      $   30,062     $   836     5.55%            $   41,927    $ 1,188       5.67%
        Investment securities, net (1)(2).....         122,314       4,150     6.77                 46,579      1,674       7.19
        Loans receivable, net (3)(4)..........       1,861,143      71,663     7.70              1,682,489     64,407       7.66
        Mortgage-backed securities(1)(5)......         489,427      16,817     6.91                283,993      9,951       7.01
        Federal Home Loan Bank Stock, at cost.          27,831         819     5.87                 16,379        501       6.12
                                                    ----------     -------                      ----------    -------
            Total interest-earning assets.....       2,530,777      94,285     7.45              2,071,367     77,721       7.50
                                                                   -------                                    -------
        Non-interest-earning assets...........          74,415                                      79,073
                                                    ----------                                  ----------
            Total assets......................      $2,605,192                                  $2,150,440
                                                    ==========                                  ==========
LIABILITIES AND EQUITY:
      Interest bearing liabilities
        Money market savings accounts.........      $  175,892       3,627     4.11             $  140,397      1,922       2.73
        Passbook accounts.....................         169,545       2,301     2.71                152,680      2,360       3.08
        NOW and other demand deposit accounts          151,153         601     0.79                133,039        560       0.84
        Certificate accounts..................       1,222,822      34,133     5.57              1,238,556     34,540       5.56
                                                    ----------     -------                      ----------    -------
            Total.............................       1,719,412      40,662     4.72              1,664,672     39,382       4.72
        FHLB advances and other borrowings....         585,484      17,325     5.90                162,384      4,665       5.73
        Other.................................           2,477          54     4.35                  2,576         26       2.01
                                                    ----------     -------                      ----------    -------
           Borrowed funds.....................         587,961      17,379     5.90                164,960      4,691       5.67
                                                    ----------     -------                      ----------    -------
           Total interest-bearing liabilities.       2,307,373      58,041     5.02              1,829,632     44,073       4.80
                                                                   -------                                    -------
        Non-interest-bearing liabilities......          30,561                                      30,634
                                                    ----------                                  ----------
            Total liabilities.................       2,337,934                                   1,860,266
        Stockholders' equity..................         267,258                                     290,174
                                                    ----------                                  ----------
          Total liabilities and stockholders'
           equity.............................      $2,605,192                                  $2,150,440
                                                    ==========                                  ==========

        Net interest income before provision
         for loan losses......................                     $36,244                                    $33,648
                                                                   =======                                    =======
        Net interest rate spread (6)..........                                 2.43%                                        2.70%
        Net interest margin (7)...............                                 2.86%                                        3.25%
        Ratio of interest-earning assets to
            interest-bearing liabilities......          109.68%                                     113.21%

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



_______________________________
(1) Includes assets available for sale and held-to-maturity and unamortized discounts and premiums.
(2) Included in the average balance of investment securities for the six months ended September 30, 1997 and 1996 are average investment securities held-to-maturity of $6.0 million and $15.1 million, respectively. Interest income recognized on investment securities held-to-maturity during these periods was $177,000 and $438,000 respectively, resulting in average yields of 5.93% and 5.80%, respectively. Yields on average investment securities have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for six months ended September 30, 1997 and 1996, are average loans held for sale of $24.3 million and $5.6 million, respectively. Interest income recognized on loans held for sale during these periods were $876,000 and $200,000, respectively, resulting in average yields of 7.21% and 7.19%, respectively.
(5) Included in the average balance of mortgage-backed securities, net for the six months ended September 30, 1997 and 1996 are average mortgage-backed securities held-to-maturity of $5.1 million and $6.5 million. Interest income recognized on mortgage backed securities held-to-maturity during these periods were $184,000 and $113,000, respectively, resulting in an average yields of 5.87% and 7.24%, respectively.
(6) Net interest rate spread represents the difference between the yield on interest-earnings assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.

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


                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 SEPTEMBER 30, 1997                SEPTEMBER 30, 1997
                                                          COMPARED TO SEPTEMBER 30, 1996     COMPARED TO SEPTEMBER 30, 1996
                                                               INCREASE (DECREASE)                INCREASE(DECREASE)
                                                          -----------------------------     -------------------------------
                                                           VOLUME      RATE        NET       VOLUME       RATE       NET
                                                          --------    ------     ------     -------     -------    --------
                                                                                (Dollars in thousands)
Interest-earning assets:
     Interest-earning deposits and short-term
      investments.......................................    $  119     $  24     $  143    $  (334)    $   (18)   $  (352)

     Investment securities, net(1)(2)...................     1,354        34      1,388      2,734        (258)     2,476
     Loans receivable, net(3)...........................     2,362       833      3,195      6,839         417      7,256
     Mortgage-backed securities(1)(4)...................     2,122       (92)     2,030      7,198        (332)     6,866
     Federal Home Loan Bank Stock, at cost..............       189       (19)       170        353         (35)       318
                                                            ------     -----     ------    -------     -------    -------
          Total interest-earning assets.................     6,146       780      6,926     16,790        (226)    16,564
                                                            ------     -----     ------    -------     -------    -------

Interest-bearing liabilities:
     Money market savings accounts......................       357       533        890        486       1,219      1,705
     Passbook accounts..................................        61      (186)      (125)       261        (320)       (59)
     NOW and other demand deposit accounts .............        42       (22)        20         76         (35)        41
     Certificate accounts...............................      (289)      155       (134)      (440)         33       (407)
     FHLB advances and other borrowings.................     4,686       421      5,107     12,155         505     12,660
     Other..............................................        (1)       19         18         (2)         30         28
                                                            ------     -----     ------    -------     -------    -------
        Total interest-bearing liabilities..............     4,856       920      5,776     12,536       1,432     13,968
                                                            ------     -----     ------    -------     -------    -------

Change in net interest income...........................    $1,290     $(140)    $1,150    $ 4,254     $(1,658)   $ 2,596
                                                            ======     =====     ======    =======     =======    =======

__________________________
(1)  Includes assets held-to-maturity.
(2) Included in the increase/(decrease) in interest income on investment securities, net for the three and six months ended September 30, 1997 compared to 1996 are increases/(decreases) in interest income on investment securities held-to-maturity attributable to volume and rate of $(144,000) and $(9,000), and $(266,000) and $4,000, respectively.
(3) Included in the increase in interest income on loans receivable, net for the three and six months ended September 30, 1997 compared to 1996 are increases/(decreases) in interest income on loans held for sale attributable to volume and rate of $681,000 and $(5,000) and $674,000 and $2,000, respectively.
(4) Included in the increase in interest income on mortgage-backed securities, net for the three and six months ended September 30, 1997 compared to 1996 are increases/(decreases) in interest income on mortgage-backed securities held-to-maturity attributable to volume and rate of $(24,000) and zero and $(52,000) and $1,000, respectively.

                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------------------
AND 1996
--------


GENERAL
-------

The Company recorded net earnings of $3.3 million or $0.19 per share for the three months ended September 30, 1997 compared to a net loss of $4.4 million or $0.24 per share for the comparable period of 1996. The net loss for the quarter ended September 30, 1996 included an after tax charge of $6.3 million representing the impact of the Bank's $10.9 million share of an industry wide special assessment levied against the Bank's insured deposits in September 1996 in order to recapitalize the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC).

Net interest income was $17.9 million for the three months ended September 30, 1997 compared to $16.8 million for the comparable period of 1996. The increase resulted principally from growth in average interest-earning assets. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 109.32% for the three months ended September 30, 1997 compared to 112.41% for the comparable period of 1996 reflecting the Company's efforts to leverage its capital base. Average interest spread was 2.46% for the three months ended September 30, 1997 compared to 2.57% for the comparable period of 1996. Net interest margin was 2.82% for the three months ended September 30, 1997 compared to 3.07% for the comparable period of 1996.

Provision for loan losses was $2.2 million for the three months ended September 30, 1997 compared to $3.1 million for the comparable period of 1996.

Total non-interest income was $3.2 million for the three months ended September 30, 1997 compared to $2.6 million for the comparable period of 1996. Total non-interest expense decreased from $23.0 million for the three months ended September 30, 1996 to $13.1 million for the comparable period of 1997 due principally to the $10.9 million special assessment to recapitalize the SAIF recorded in September 1996.

INTEREST INCOME
---------------

Interest income was $47.4 million for the three months ended September 30, 1997 compared to $40.5 million for the comparable period of 1996. The increase in interest income was attributable principally to a $358.8 million increase in average interest-earning assets from $2.19 billion for the three months ended September 30, 1996 to $2.54 billion for the comparable period of 1997. The yield on earning assets increased to 7.49% for the three months ended September 30, 1997 from 7.41% for the comparable period of 1996. The increase in average interest-earning assets was due principally to three factors: a $132.4 million increase in the average balance of mortgage-backed securities (MBS) from $347.3 million for the three months ended September 30, 1996 to $479.7 million for the comparable period of 1997; an increase of $125.0 million in the average balance of loans receivable, net from $1.75 billion for the three months ended September 30, 1996 to $1.87 billion for the comparable period of 1997; and an increase of $80.8 million in the average balance of

                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



investment securities from $48.9 million for the three months ended September 30, 1996 to $129.8 million for the comparable period of 1997.

The yield on loans receivable increased to 7.74% for the three months ended
September 30, 1997 from 7.56% for the comparable period of 1996.   The Bank has
placed emphasis on originating construction, consumer, commercial business and commercial real estate loans, the majority of which provide higher yields than those earned on single-family residential COFI-based loan products. The disbursed balance of the Bank's portfolio of construction loans totaled $80.0 million at a yield of 9.84% at September 30, 1997 compared to $57.7 million at a yield of 9.71% at September 30, 1996. The Bank also increased the proportion of its loan portfolio comprised by ("36/6") single-family residential mortgage loans which provide for a fixed rate of interest for 36 months before transitioning to a six-month adjustable-rate loan tied to the one-year constant maturity treasury (CMT) index. At September 30, 1997, the Bank's portfolio of these loans totaled $283.7 million at an average yield of 7.24% compared to $190.8 million at an average yield of 7.16% at September 30, 1996. The increase in the yield on loans receivable, net attributable to the change in the composition of the loan portfolio was additionally impacted by an increase in the Federal Home Loan Bank (FHLB) Eleventh District cost of funds Index (COFI) to which a large portion of the Bank's portfolio of adjustable-rate loans are tied. COFI in effect for the three months ended September 30, 1997 averaged 4.88% compared to 4.83% for the comparable period of 1996.

The average balance of MBS increased $132.4 million from $347.3 million for the three months ended September 30, 1996 to $479.7 million for the comparable period of 1997. The weighted average yield on MBS was 6.91% for the three months ended September 30, 1997 compared to 6.99% for the comparable period of 1996. The decrease in the yield on MBS was due primarily to a shift in the MBS portfolio to a higher percentage of variable-rate securities tied to one-year CMT and six-month LIBOR.

The average balance of investment securities increased from $48.9 million for the three months ended September 30, 1996 to $129.8 million for the comparable period of 1997 creating a positive volume variance of $1.4 million. The weighted average yield on investment securities increased from 6.65% for the three months ended September 30, 1996 to 6.75% for the comparable period of 1997. The increase in the weighted average yield on investment securities reflects the higher yield earned on callable notes and collateralized mortgage obligations (CMO) purchased during 1997.

INTEREST EXPENSE
----------------

Interest expense was $29.5 million for the three months ended September 30, 1997 compared to $23.7 million for the comparable period of 1996. The increase was attributable to a $383.3 million increase in the average balance of interest-bearing liabilities from $1.94 billion for the three months ended September 30, 1996 to $2.33 billion for the comparable period of 1997 coupled with an increase in the cost of average interest-bearing liabilities from 4.84% for the three months ended September 30, 1996 to 5.03% for the comparable period of 1997. The increase in interest-bearing liabilities was due principally to a $329.0 million increase in the average balance of FHLB advances and other borrowings from $275.3 million for the three months ended September 30, 1996 to $604.3 million for the comparable period of 1997. The increase

                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



in FHLB advances and other borrowings was due to the Company's strategy of utilizing both wholesale and retail sources of funding to achieve its strategic growth objectives. The weighted average cost of FHLB advances and other borrowings increased from 5.65% for the three months ended September 30, 1996 to 5.93% for the comparable period of 1997 reflecting an increase in the weighted average maturity and the general level of interest rates. The average balance of deposits was $1.72 billion for the three months ended September 30, 1997 compared to $1.67 billion for the comparable period of 1996, an increase of $54.4 million. The average balance of money market, passbook and demand accounts increased $75.1 million from $431.2 million for the three months ended September 30, 1996 to $506.4 million for the comparable period of 1997 while the average balance of certificate accounts decreased $20.7 million from $1.23 billion for the three months ended September 30, 1996 to $1.21 billion for the comparable period of 1997. The Bank is making a conscious effort through its marketing, pricing and business development efforts to increase the proportion of its deposit base comprised by money market, passbook and demand accounts. The weighted average cost of deposits was 4.71% for both the three months ended September 30, 1997 and 1996.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $2.2 million for the three months ended September 30, 1997 compared to $3.1 million for the comparable period of 1996. See "Comparison of Financial Condition at September 30, 1997 and March 31, 1997."

NON-INTEREST INCOME
-------------------

Non-interest income was $3.2 million or .49% of average assets for the quarter ended September 30, 1997 compared to $2.6 million or .45% of average assets for the comparable period of 1996. Savings fees and charges were $1.8 million for the quarter ended September 30, 1997 compared to $1.4 million for the comparable period of 1996. Trust fee income was $415,000 for the quarter ended September 30, 1997 compared to $330,000 for the comparable period of 1996. Sales of non-deposit investment products generated fee income of $263,000 for the six months ended September 30, 1997 compared to $289,000 for the comparable period of 1996.

NON-INTEREST EXPENSE
--------------------

Non-interest expense was $13.1 million for the three months ended September 30, 1997 compared to $23.0 million for the comparable period of 1996. General and administrative expenses were $13.1 million or 2.00% of average assets for the three months ended September 30, 1997 compared to $12.0 million or 2.12% of average assets for the comparable period of 1996. Compensation and benefits expense increased from $5.4 million for the quarter ended September 30, 1996 to $7.0 million for the comparable period of 1997, due principally to increased staffing associated with the Bank's offering of additional products and services to both consumers and businesses, including a Telebanking Center which opened in May 1997, and also the expense associated with the Company's 1996 Incentive Plan under which stock has been granted to key

                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



officers and directors subject to the Company's achieving certain performance levels. Other non-interest expense decreased $548,000 from $3.1 million for the quarter ending September 30, 1996 to $2.5 million for the comparable period of 1997. The decrease was due principally to the reduction in the SAIF insurance rate from 23 cents to 6.5 cents per $1,000 of average deposits. For the three months ended September 30, 1996, there was approximately $273,000 of expenses associated with the Bank's transition of its EDP systems to a new third party service provider in October 1996 and approximately $300,000 of forms, supplies and other expenses associated with the Bank's name change. For the three months ended September 30, 1997, there was approximately $150,000 of costs associated with the Bank's preparation and modification of its electronic data processing
(EDP) and other systems for full functionality in the year 2000 (Y2K) and thereafter. The Bank is highly dependent on both internal and external EDP systems for the conduct of its business and expects to incur between $1.5 and $2.0 million of expense over the next two fiscal years in connection with its Y2K efforts. As a part of its evaluation and response to Y2K, the Bank will also be evaluating and reacting to the potential impact, if any, of Y2K on its major borrowers and suppliers.

Real estate operations, net reflects income of $58,000 for the quarter ended September 30, 1997 compared to expense of $139,000 for the comparable period of 1996.

INCOME TAXES
------------

Income tax expense was $2.5 million for the quarter ended September 30, 1997 compared to a tax benefit of $2.3 million for the comparable period of 1996. The increase in income tax expense was primarily the result of an increase in earnings before income taxes from a loss of $6.8 million for the quarter ended September 30, 1996 to earnings of $5.8 million for the comparable period of 1997.

                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND
-------------------------------------------------------------------------------
1996
----

GENERAL
--------

The Company recorded net earnings of $7.0 million or $0.40 per share for the six months ended September 30, 1997 compared to a net loss of $2.0 million or $0.11 per share for the comparable period of 1996. The net loss for the six months ended September 30, 1996 was attributable to the Bank's share of the industry wide SAIF assessment.

Net interest income was $36.2 million for the six months ended September 30, 1997 compared to $33.6 million for the comparable period of 1996. The increase resulted from a $459.4 million increase in average interest-earning assets from $2.07 billion for the six months ended September 30, 1996 to $2.53 billion for the comparable period of 1997. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 109.68% for the six months ended September 30, 1997 compared to 113.21% for the comparable period of 1996. Average interest spread was 2.43% for the six months ended September 30, 1997 compared to 2.70% for the comparable period of 1996. Net interest margin was 2.86% for the six months ended September 30, 1997 compared to 3.25% for the comparable period of 1996.

Provision for loan losses was $4.5 million for the six months ended September 30, 1997 compared to $7.8 million for the comparable period of 1996.

Total non-interest income was $6.4 million for the six months ended September 30, 1997 compared to $5.1 million for the comparable period of 1996. Total non-interest expense decreased from $33.4 million for the six months ended September 30, 1996 to $25.9 million for the comparable period of 1997 due principally to the $10.9 million SAIF assessment recorded in September 1996.

INTEREST INCOME
---------------

Interest income was $94.3 million for the six months ended September 30, 1997 compared to $77.7 million for the comparable period of 1996. The increase was attributable to a $459.4 million increase in average interest-earning assets from $2.07 billion for the six months ended September 30, 1996 to $2.53 billion for the comparable period of 1997. The increase in interest income arising from higher balances was offset by a decline in the yield on average interest-earning assets from 7.50% for the six months ended September 30, 1996 to 7.45% for the comparable period of 1997. The average balance of MBS increased $205.4 million from $284.0 million for the six months ended September 30, 1996 to $489.4 million for the comparable period of 1997. The average balance of loans receivable, net increased $178.7 million from $1.68 billion for the six months ended September 30, 1996 to $1.86 billion for the comparable period of 1997 and the average balance of investment securities increased $75.7 million from $46.6 million for the six months ended September 30, 1996 to $122.3 million for the comparable period of 1997.

The weighted average yield on loans receivable, net was 7.70% for the six months ended September 30, 1997 compared to 7.66% for the comparable period of 1996. The increase in the yield on loans

                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


receivable was a result of the Bank's increased emphasis on originating higher yielding mortgage loans coupled with an increase in the six-month average COFI. COFI in effect for the six months ended September 30, 1997 averaged 4.85% compared to 4.83% for the comparable period of 1996. The weighted average yield on MBS was 6.91% for the six months ended September 30, 1997 compared to 7.01% for the comparable period of 1996. The decrease in the yield on MBS was due primarily to a shift in the MBS portfolio to a higher percentage of variable-rate securities tied to one-year CMT and six-month LIBOR. The weighted average yield on investment securities was 6.77% for the six months ended September 30, 1997 compared to 7.19% for the comparable period of 1996. The six months ended September 30, 1996 reflects an adjustment of $158,000. Without this adjustment, the yield for the six months would have been 6.51%. The adjusted increase in the yield on investment securities of 26 basis points reflects the higher yields earned on callable agency securities and CMOs purchased during 1997.

INTEREST EXPENSE
----------------

Interest expense was $58.0 million for the six months ended September 30, 1997 compared to $44.1 million for the comparable period of 1996. The average balance of interest-bearing liabilities increased $477.7 million from $1.83 billion for the six months ended September 30, 1996 to $2.31 billion for the comparable period of 1997. The weighted average cost of interest-bearing liabilities increased from 4.80% for the six months ended September 30, 1996 to 5.02% for the comparable period of 1997.

The increase in the average interest-bearing liabilities was due to a $423.1 million increase in the average balance of FHLB advances and other borrowings from $162.4 million for the six months ended September 30, 1996 to $585.5 million for the comparable period of 1997 in connection with the Company's strategy of utilizing both wholesale and retail sources of funding to achieve its strategic growth objectives. The average balance of deposits was $1.72 billion for the six months ended September 30, 1997, an increase of $54.7 million from the comparable period of 1996. For the six months ended September 30, 1997 and 1996, the average cost of deposits was 4.72%. For the six months ended September 30, 1997, the average cost of FHLB advances and other borrowings was 5.90% compared to 5.67% for the comparable period of 1996 reflecting the increase in the weighted average maturity and the general level of interest rates.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $4.5 million for the six months ended September 30, 1997 compared to $7.8 million for the comparable period of 1996. The provision for the six months ended September 30, 1996 included $2.5 million applicable to the establishment of specific allowances on several loans based upon updated reviews. See "Comparison of Financial Condition at September 30, 1997 and March 31, 1997."

NON-INTEREST INCOME
-------------------

Non-interest income was $6.4 million or .49% of average assets for the six months ended September 30, 1997 compared to $5.1 million or .48% of average assets for the comparable period of 1996. Savings fees and charges were $3.3 million for the six months ended September 30, 1997 compared to $2.3 million for the comparable period of 1996. Trust fee income was $842,000 for the six months ended September 30,

                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



1997 compared to $705,000 for the comparable period of 1996. Sales of non-deposit investment products generated $872,000 of fee income for both six month periods ending September 30, 1997 and 1996.

NON-INTEREST EXPENSE
--------------------

Non-interest expense was $25.9 million for the six months ended September 30, 1997 compared to $33.4 million for the comparable period of 1996. General and administrative expenses were $25.4 million or 1.95% of average assets for the six months ended September 30, 1997 compared to $23.6 million or 2.16% of average assets for the comparable period of 1996. Compensation and benefits expense was $13.2 million for the six months ended September 30, 1997 compared to $10.7 million for the comparable period of 1996, due principally to the addition of staffing associated with the Bank's offering of additional products and services, including a Telebanking Center which opened in May 1997, and the expense associated with the Company's 1996 Incentive Plan under which stock has been granted to key officers and directors subject to the Company's achieving certain performance levels. The increase in occupancy and equipment expense from $5.2 million for the six months ended September 30, 1996 to $5.7 million for the comparable period of 1997 was due principally to computer and cabling upgrades incurred in conjunction with the Bank's technology business plan.
Other non-interest expense decreased from $6.1 million for the six months ended September 30, 1996 to $5.0 million for the comparable period of 1997 due primarily to a reduction in the SAIF insurance rate charged on average deposits. Other non-interest expense for the six months ended September 30, 1997 includes approximately $350,000 associated with the preparation for the Y2K; whereas, the six months ended September 30, 1996 includes expenses associated with the name change and the Bank's transition of its EDP systems to a new third party provider.

Real estate operations, net reflects income of $1.1 million for the six months ended September 30, 1996 compared to a loss of $533,000 for the comparable period of 1997. The results for the six months ended September 30, 1996 reflect a $1.4 million reduction in the allowance for real estate losses based upon updated property valuations. The results for the six months ended September 30, 1997 reflect a provision of $325,000 on a single-family residential development project.

INCOME TAXES
------------

Income tax expense was $5.3 million for the six months ended September 30, 1997 compared to a benefit of $444,000 for the comparable period of 1996. The income tax benefit for the six months ended September 30, 1996 is net of a $470,000 expense accrual for the tax portion of a possible adverse California franchise tax settlement.

                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND MARCH 31, 1997
--------------------------------------------------------------------------

Total assets increased $79.7 million or 3.14% to $2.62 billion at September 30, 1997 from $2.54 billion at March 31, 1997 due to growth in loans receivable, including loans held-for-sale, and investment securities. Loans receivable, net decreased $118.2 million to $1.70 billion at September 30, 1997 from $1.82 billion at March 31, 1997 due principally to the reclassification of $163.0 million of mortgage loans to loans held for sale as of September 30, 1997. This reclassification reflects the Bank's intention to alter the repricing profile of its loan portfolio by selling a portion of the portfolio indexed to COFI during the quarter ending December 31, 1997 while increasing the proportion of the portfolio indexed to current indices such as prime and the one-year CMT. The Company has entered into a commitment to purchase residential mortgage loans indexed to the one-year CMT in an amount similar to the balance of the COFI loans being sold during the quarter ending December 31, 1997.

Loan originations for the six months ended September 30, 1997 were $253.0 million compared to $330.3 million for the comparable period of 1996. Non-performing loans declined from $23.4 million or 1.24% of gross loans at March 31, 1997 to $18.9 million or 0.97% of gross loans at September 30, 1997. Non-performing assets, which includes foreclosed real estate, net of specific allowances and restructured loans, decreased from $45.7 million or 1.80% of total assets at March 31, 1997 to $41.8 million or 1.61% of total assets at September 30, 1997. Troubled-debt restructured loans were $14.6 million at March 31, 1997 compared to $14.8 million at September 30, 1997.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At September 30, 1997, the Bank's allowance for loan losses was $27.2 million or 1.40% of gross loans compared to $27.7 million or 1.47% of gross loans at March 31, 1997. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. The following table sets forth activity in the Bank's allowance for loan losses for the six months ended September 30, 1997.

                    Balance at March 31, 1997          $27,721
                    Provision for loan losses            2,250
                    Charge-offs, net                    (2,324)
                                                       -------
                    Balance at June 30, 1997            27,647
                    Provision for loan losses            2,249
                    Charge-offs, net                    (2,675)
                                                       -------
                    Balance at September 30, 1997      $27,221
                                                       =======


                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

Investment securities and MBS increased $16.7 million to $612.0 million at September 30, 1997 from $595.3 million at March 31, 1997. The growth in investment securities and MBS was funded primarily through borrowings.

Total liabilities increased $82.2 million or 3.6% to $2.35 billion at September 30, 1997 from $2.27 billion at March 31, 1997. Deposits increased $2.8 million from $1.71 billion at March 31, 1997 to $1.71 billion at September 30, 1997. FHLB advances and other borrowings increased $70.9 million to $600.9 million at September 30, 1997 from $530.0 million at March 31, 1997. FHLB advances were utilized to fund the growth in loans receivable including loans held for sale and the increase in investment securities.

Total stockholder's equity was $263.0 million at September 30, 1997 compared to $265.5 million at March 31, 1997. The $2.5 million decrease in stockholder's equity is comprised of a $7.0 million increase representing net earnings for the six months ended September 30, 1997, a $6.3 million increase representing the change in unrealized gains on securities available-for-sale, a $2.2 million increase representing the amortization of shares under stock-based compensation plans, and a $18.0 million decrease representing Treasury Stock. On April 24, 1997, the Office of Thrift Supervision approved the Company's application to repurchase 5% (942,241 shares) of its outstanding common stock. All shares were repurchased during the six months ended September 30, 1997 at an average price of $19.07 per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank is subject to minimum regulatory liquidity requirements. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of deposits and short-term borrowings. The required ratios are currently 5% for the total qualifying liquidity and 1% for the short-term qualifying liquidity (generally those investments having maturities of one year or less). The Bank's average total and short-term liquidity ratios were 5.48% and 2.27%, respectively for the six months ended September 30, 1997.

The Company's cash flows are comprised of three primary classifications: cash flows from operations, investing activities and financing activities. Cash flows provided by operating activities were $34.5 million and $23.9 million for the six months ended September 30, 1997 and 1996, respectively.

Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchase of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and pay downs on mortgage-backed securities. Principal payments on loans were $182.1 million and $112.3 million for the six months ended September 30, 1997 and 1996, respectively. Disbursements on loans originated and purchased excluding loans originated for sale, were $242.0 million and $345.4 million for the six months ended September 30, 1997 and 1996,

                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



respectively. Disbursements for purchases of mortgage-backed and other investment securities were $102.8 million and $457.7 million for the six months ended September 30, 1997 and 1996, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $82.0 million and $46.7 million for the six months ended September 30, 1997 and 1996, respectively. Proceeds from the sale of investment securities and mortgage-backed securities available-for-sale were $14.2 million for the six months ended September 30, 1997. No securities were sold during the six month period ended September 30, 1996.

Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts, FHLB advances and other borrowings and treasury stock. The net increases/(decreases) in deposits were $2.8 million and $(6.4 million) for the six months ended September 30, 1997 and 1996, respectively.
The net increases in FHLB advances and other borrowings were $70.9 million and $475.3 million for the six months ended September 30, 1997 and 1996, respectively. The net increase in treasury stock was $18.0 million for the six months ended September 30, 1997.

At September 30, 1997, on a consolidated basis, the Company had total capital of $263.0 million or 10.06% of total assets. At September 30, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $218.5 million, or 8.51% of adjusted total assets, which is above the required level of $38.5 million, or 1.5%; core capital of $218.5 million, or 8.51% of adjusted total assets, which is above the required level of $77.0 million, or 3%, and risk-based capital of $235.8 million or 16.47% of risk-weighted assets, which is above the required level of $114.6 million, or 8%.

The Company's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Company's operating financial lending and investing activities during any given period. At September 30, 1997, cash and cash equivalents totaled $45.8 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances and collateralized borrowings. At September 30, 1997, the Company had $550.9 million in FHLB advances and $50.0 million in reverse repurchase agreements outstanding. Other sources of liquidity include MBS and other investment securities available-for-sale or maturing within one year.

At September 30, 1997, the Bank had outstanding commitments to originate mortgage loans of $15.8 million and no outstanding commitments to purchase MBS or other investment securities. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1997 totaled $1.1 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

                       PFF BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



LEGISLATIVE MATTERS
-------------------

Thrift Rechartering Legislation. The Deposit Insurance Funds Act of 1996 provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The House Banking Committee recently reported a bill that would require federal savings institutions to convert to a national or state bank charter within two years of enactment. The bill would allow banks resulting from the conversion of a savings association to continue to engage in activities (and hold assets) in which they were lawfully engaged on the day before enactment. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The grandfather treatment could be less under certain circumstances, such as a change in control of the holding company. The OTS would be merged with the Office of the Comptroller of the Currency, the agency that regulates national banks. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge. No assurance can be given as to whether this legislation will be enacted or, if enacted, what the terms of such legislation would be.

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


                                       PFF BANCORP, INC.


       November 12, 1997               /s/ LARRY M. RINEHART
-------------------------------        -----------------------------------------
            Date                       Larry M. Rinehart
                                       President, Chief Executive Officer
                                       and Director


       November 12, 1997               /s/ GREGORY C. TALBOTT
--------------------------------       -----------------------------------------
            Date                       Gregory C. Talbott
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer