Form 10-Q
period 1997-12-31
PFF BANCORP INC
filed 1998-02-18
CIK 1004969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997
                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

                        Commission File Number 0-27404

                               PFF BANCORP, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                       95-4561623
                 --------                       ----------
        (State or other jurisdiction          (I.R.S. Employer
       of incorporation or organization)     Identification No.)

350 SOUTH GAREY AVENUE, POMONA, CALIFORNIA                  91766
------------------------------------------                  -----
(Address of principal executive offices)                  (Zip Code)

                                (909) 623-2323
                                --------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       [X] Yes [_] No

     The registrant had 17,056,131 shares of common stock, par value $.01 per share, outstanding as of February 17, 1998.

                       PFF BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX

                                                                                    PAGE
                                                                                    ----
PART I         FINANCIAL INFORMATION (UNAUDITED)

     Item 1  Financial Statements
             Consolidated Balance Sheets as of
             December 31, 1997 and March 31, 1997                                      1

             Consolidated Statements of Operations for the
             Three Months And Nine Months Ended
             December 31, 1997 and 1996                                                2

             Consolidated Statement of Stockholders'
             Equity for the Nine Months Ended December 31, 1997                        3

             Consolidated Statements of Cash Flows for the
             Nine Months Ended December 31, 1997 and 1996                              4

             Notes to Unaudited Consolidated Financial Statements                      6

     Item 2  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                             9


PART II      OTHER INFORMATION

     Item 1  Legal Proceedings                                                        25

     Item 2  Changes in Securities                                                    25

     Item 3  Defaults Upon Senior Securities                                          25

     Item 4  Submission of Matters to a Vote of Security Holders                      25

     Item 5  Other Information                                                        25

     Item 6  Reports on Form 8-K                                                      25

SIGNATURES

                   PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM L.  FINANCIAL STATEMENTS.

                        PFF BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                 DECEMBER 31,       MARCH 31,
                                                                                                     1997             1997
                                                                                                 -----------      ----------
                                            ASSETS
Cash and cash equivalents........................................................................  $   38,872     $   31,632
Loans held for sale at lower of cost or fair value (net of valuation
   allowance)....................................................................................           -            736
Investment securities held-to-maturity (estimated fair value of $728 at
 December 31, 1997 and $16,213 at March 31, 1997)................................................         709         16,190
Investment securities available-for-sale, at fair value..........................................     257,494         87,647
Mortgage-backed securities held-to-maturity (estimated fair value of
   $4,135 at December 31, 1997 and $5,509 at March 31, 1997).....................................       4,122          5,490
Mortgage-backed securities available-for-sale, at fair value.....................................     507,188        486,009
Loans receivable, net............................................................................   1,854,392      1,819,209
Federal Home Loan Bank (FHLB) stock, at cost.....................................................      35,410         27,270
Accrued interest receivable......................................................................      17,673         15,879
Real estate, net.................................................................................       9,042          8,858
Property and equipment, net......................................................................      26,299         26,521
Prepaid expenses and other assets................................................................      14,654         10,326
                                                                                                   ----------     ----------
          Total assets...........................................................................  $2,765,855     $2,535,767
                                                                                                   ==========     ==========
Liabilities:
Deposits.........................................................................................  $1,706,562     $1,711,049
FHLB advances and other borrowings...............................................................     758,086        530,000
Accrued expenses and other liabilities...........................................................      32,845         29,192
                                                                                                   ----------     ----------
  Total liabilities..............................................................................   2,497,493      2,270,241
                                                                                                   ----------     ----------
Commitments and contingencies....................................................................           -              -
Stockholders' equity:
Preferred stock, $.01 par value.  Authorized 2,000,000
          shares; none issued....................................................................           -              -
Common stock, $.01 par value.  Authorized 59,000,000
          shares; issued 19,889,949; outstanding 17,955,793 at December 31,
          1997 and 18,845,625 at March 31, 1997..................................................         199            198
Additional paid-in capital.......................................................................     175,032        182,519
Retained earnings, substantially restricted......................................................     111,199        108,021
Unearned stock-based compensation................................................................     (22,471)       (24,711)
Treasury stock...................................................................................         (19)           (10)
Unrealized gains (losses) on securities available-for-sale, net..................................       4,422           (491)
                                                                                                   ----------     ----------
       Total stockholders' equity................................................................     268,362        265,526
                                                                                                   ----------     ----------
          Total liabilities and stockholders' equity.............................................  $2,765,855     $2,535,767
                                                                                                   ==========     ==========

  See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   DECEMBER 31,                          DECEMBER 31,
                                                             -----------------------------      ----------------------------
                                                                  1997             1996             1997              1996
                                                             -----------       -----------      -----------      -----------

Interest income:
  Mortgage loans.........................................    $    34,924       $    33,430      $   104,756      $    96,740
  Non-mortgage loans.....................................          1,164               543            2,995            1,640
  Mortgage-backed securities.............................          7,883             9,067           24,700           19,018
  Investment securities and deposits.....................          3,936             1,772            9,741            5,135
                                                             -----------       -----------      -----------      -----------
    Total interest income................................         47,907            44,812          142,192          122,533
                                                             -----------       -----------      -----------      -----------
Interest on deposits.....................................         20,061            20,100           60,723           59,482
Interest on borrowings...................................          9,299             7,508           26,678           12,622
                                                             -----------       -----------      -----------      -----------
    Total interest expense...............................         29,360            27,608           87,401           72,104
                                                             -----------       -----------      -----------      -----------
    Net interest income..................................         18,547            17,204           54,791           50,429
Provision for loan losses................................          1,300             2,896            5,799           10,662
                                                             -----------       -----------      -----------      -----------
    Net interest income after provision for loan losses..         17,247            14,308           48,992           39,767
                                                             -----------       -----------      -----------      -----------
Non-interest income:
  Deposit and other fees.................................          2,487             1,708            7,431            5,609
  Trust fees.............................................            462               344            1,304            1,051
  Mortgage loan servicing fees...........................            262               246              705              668
  Gain (loss) on sale of loans and securities, net.......          1,050               120            1,207              (29)
  Other non-interest income..............................             22                44               69              280
                                                             -----------       -----------      -----------      -----------
    Total non-interest income............................          4,283             2,462           10,716            7,579
                                                             -----------       -----------      -----------      -----------
Non-interest expense:
  General and administrative:
    Compensation and benefits............................          6,802             5,853           19,984           16,548
    Occupancy and equipment..............................          3,052             2,672            8,743            7,691
    Marketing and professional services..................            996               805            2,437            2,373
    Other................................................          2,395             2,981            7,435            8,876
                                                             -----------       -----------      -----------      -----------
    Total general and administrative.....................         13,245            12,311           38,599           35,488
                                                             -----------       -----------      -----------      -----------
  SAIF recapitalization assessment.......................              -                 -                -           10,900
  Real estate operations, net............................            (13)              507              520             (558)
                                                             -----------       -----------      -----------      -----------
    Total non-interest expense...........................         13,232            12,818           39,119           45,830
                                                             -----------       -----------      -----------      -----------
       Earnings before income taxes......................          8,298             3,952           20,589            1,516
  Income taxes...........................................          3,546             1,736            8,868            1,292
                                                             -----------       -----------      -----------      -----------
       Net earnings......................................    $     4,752       $     2,216      $    11,721      $       224
                                                             ===========       ===========      ===========      -----------
       Basic earnings per share..........................    $      0.30       $      0.12      $      0.72      $      0.01
                                                             ===========       ===========      ===========      ===========
       Weighted average shares outstanding for basic
         earnings per share calculation..................     15,946,157        17,752,550       16,257,008       18,114,739
                                                             ===========       ===========      ===========      ===========
       Diluted earnings per share........................    $      0.28       $      0.12      $      0.69      $      0.01
                                                             ===========       ===========      ===========      ===========
       Weighted average shares outstanding for
         diluted earnings per share calculation..........     16,813,785        17,855,837       16,958,258       18,149,168
                                                             ===========       ===========      ===========      ===========

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                                    RETAINED
                                                                       ADDITIONAL   EARNINGS      UNEARNED
                                               NUMBER OF     COMMON     PAID-IN   SUBSTANTIALLY   STOCK-BASED    TREASURY
                                                SHARES       STOCK      CAPITAL    RESTRICTED    COMPENSATION     STOCK
                                              -----------    ------     -------    ----------    ------------    --------
Balance at March 31, 1997.................     18,845,625    $  198     182,519       108,021         (24,711)      (10)
Net earnings..............................              -         -      11,721             -               -         -
Purchase of treasury stock................       (942,281)        -      (9,414)       (8,543)              -        (9)
Amortization and issuance of shares under
 stock-based compensation plan............         52,449         1       1,927             -           2,240         -
Changes in unrealized gains(losses) on
 securities available-for-sale, net.......              -         -           -             -               -         -
                                               ----------    ------     -------       -------         -------       ---
Balance at December 31, 1997..............     17,955,793    $  199     175,032       111,199         (22,471)      (19)
                                               ==========    ======     =======       =======         =======       ===


                                             UNREALIZED
                                               GAINS
                                              (LOSSES)
                                                ON
                                            SECURITIES
                                            AVAILABLE-
                                               FOR-
                                             SALE,NET       TOTAL
                                            ----------    --------
Balance at March 31, 1997.................        (491)   $ 265,526
Net earnings..............................            -      11,721
Purchase of treasury stock................            -     (17,966)
Amortization and issuance of shares under
 stock-based compensation plan............            -       4,168
Changes in unrealized gains(losses) on
 securities available-for-sale, net.......        4,193       4,913
                                             ----------   ---------
Balance at December 31, 1997..............        4,422   $ 268,362
                                             ==========   =========

      See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                         ------------------------
                                                                                           1997              1996
                                                                                           ----              ----
Cash flows from operating activities:
  Net earnings................................................................           $ 11,721          $  224
  Adjustments to reconcile net earnings to net cash
   provided
      by operating activities:
     Amortization of premiums (discounts) on loans, investments
     and mortgage-backed securities...........................................                282             (55)
    Amortization of deferred loan origination fees............................                 69          (1,114)
    Loan fees collected.......................................................             (2,918)           (180)
    Dividends on FHLB stock...................................................             (1,276)         (1,452)
    Provisions for losses on:
        Loans.................................................................              5,799          10,662
        Real estate...........................................................               (447)         (1,046)
    Net (gain) on sales of loans, mortgage-backed securities
    available-for-sale, real estate and property and equipment................               (648)           (503)
    Depreciation and amortization of property and equipment...................              2,782           2,313
    Loans originated for sale.................................................             (3,192)         (7,494)
    Proceeds from sale of loans held for sale.................................            166,614          10,990
    Amortization of unearned stock-based compensation.........................              3,499           1,448
    (Increase)/decrease in:
         Accrued expenses and other liabilities...............................              7,210           7,797
         Accrued interest receivable..........................................              1,794          (4,020)
         Prepaid expenses and other assets....................................              4,328          11,642

            Net cash provided by operating activities.........................            195,617          29,212

   Cash flows from investing activities:
     Loans originated for investment..........................................           (359,794)       (404,390)
     Increase/(decrease) in construction loans in process.....................            (49,368)         20,610
     Purchases of loans held for investment...................................           (152,958)        (28,417)
     Principal payments on loans..............................................            332,996         168,135
     Principal payments on mortgage-backed securities.........................              1,371           1,262
      held-to-maturity
     Principal payments on mortgage-backed securities
       available-for-sale.....................................................             93,765          44,510
     Purchases of investment securities available-for-sale....................           (191,539)        (61,515)
     Purchases of FHLB stock..................................................             (6,864)         (9,156)
     Purchases of mortgage-backed securities available-for-sale...............           (133,550)       (441,473)
     Proceeds from maturity of certificates of deposit........................                  -             190
     Proceeds from maturities of investment securities........................             15,481          26,400
     Proceeds from maturities of investment
         securities available-for-sale........................................             15,563           2,152

                                                                     (Continued)

                        PFF BANCORP, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASHFLOW
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  NINE-MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                               -------------------------
                                                                                                  1997           1996
                                                                                               ---------       ---------

  Proceeds from the sale of investment securities available-for-sale.........                     7,899                -
  Proceeds from the sale of mortgage-backed securities available-for-sale....                    24,955           10,059
  Investment in real estate..................................................                       533           (1,020)
  Proceeds from sale of real estate..........................................                     9,396            8,350
  Purchases of property and equipment........................................                    (2,632)          (3,512)
  Proceeds from sale of property and equipment...............................                        67              129
                                                                                             ----------       ----------
     Net cash used in investing activities...................................                  (394,679)        (667,686)

Cash flows from financing activities:
  Proceeds from FHLB advances and other borrowings...........................                 1,058,886        1,026,200
  Repayment of FHLB advances and other borrowings............................                  (830,800)        (510,922)
  Net change in deposits.....................................................                    (4,487)           1,057
  Proceeds from the issuance of stock related to stock option plans..........                       669                -
  Purchase of treasury stock.................................................                   (17,966)         (11,262)
                                                                                             -- -------        ---------
     Net cash provided by financing activities...............................                   206,302          505,073
     Net (decrease) increase in cash and cash equivalents....................                     7,240         (133,401)
Cash and cash equivalents, beginning of period...............................                    31,632          175,904
                                                                                             ----------       ----------
Cash and cash equivalents, end of period.....................................                $   38,872       $   42,503
                                                                                             ==========       ==========

Supplemental information:
Interest paid, including interest credited...................................                $   85,875       $   65,444
Income taxes paid............................................................                     9,435            1,838
Non-cash investing and financing activities:
  Change in unrealized gain (loss) on securities
    available-for-sale.......................................................                     4,913           (1,931)
  Net transfers from loans receivable to real estate.........................                     9,362            8,568
  Loans originated for the sale of real estate acquired
    in settlement of loans...................................................                     1,584              810
  Transfer of loans held to maturity to loans held for sale..................                   159,854                -

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included. Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation.

The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1998.

(2) Recent Accounting Pronouncements

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). This statement shall be effective for the financial statements for both interim and annual periods ending after December 15, 1997. The issuance of SFAS No. 129 did not require significant revision of prior disclosures since the Statement lists required disclosures that had been included in a number of previously existing separate statements and opinions.

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



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

(3) Subsequent Event

On December 29, 1997, the office of Thrift Supervision approved the Company's application to repurchase 5% (895,167 shares) of its outstanding common stock. All shares were repurchased by January 27, 1998 at an average price of $19.82 per share.

(4) Earnings per share.

The Company adopted, effective December 31, 1997, Statement of Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15 "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resuited from issuance of common stock that then shared in earnings.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

Note 4-Earnings per Share Disclosures(continued)

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for PFF Bancorp, Inc.

                                                                 For the Nine Months Ended December 31,
                                        -------------------------------------------------------------------------------------
                                                       1997 (1)                                       1996 (2)
                                        ---------------------------------------        --------------------------------------
                                         Earnings       Shares        Per-Share         Earnings       Shares       Per-Share
                                        (Numerator)  (Denominator)     Amount          (Numerator)  (Denominator)     Amount
                                        ---------------------------------------        --------------------------------------
                                                              (Dollar in thousands, except share data)
Net Earnings                              $11,721                                           $224

Basic EPS
Income available to
  common stockholders                      11,721       16,257,008       $0.72               224      18,114,739       $0.01
                                                                         =====                                         =====
Effect of Dilutive Securities
Options and Stock Awards                        -          701,250                             -          34,429
                                           ------     ------------                          ----      ----------

Diluted EPSs
Income available to common
  stockholders + assumed conversions      $11,721       16,958,258       $0.69              $224      18,149,168       $0.01
                                          =======     ============       =====              ====      ==========       =====

                                                                    For the Three Months Ended December 31,
                                        -------------------------------------------------------------------------------------------
                                                          1997 (1)                                          1996 (2)
                                        ------------------------------------------        -----------------------------------------
                                         Earnings          Shares        Per-Share         Earnings          Shares       Per-Share
                                        (Numerator)     (Denominator)     Amount          (Numerator)     (Denominator)     Amount
                                        ------------------------------------------        -----------------------------------------
                                                              (Dollar in thousands, except share data)
Net Earnings                               $4,752                                            $2,216

Basic EPS
Income available to
  common stockholders                       4,752         15,946,157       $0.30              2,216         17,752,550       $0.12
                                                                           =====                                             =====
Effect of Dilutive Securities
Options and Stock Awards                        -            867,628                              -            103,287
                                           ------         ----------                          ------        ----------

Diluted EPSs
Income available to common
  stockholders + assumed conversions       $4,752         16,813,785       $0.28             $2,216         17,855,837       $0.12
                                           ======         ==========       =====             ======         ==========       =====

(1) Options to purchase 6,154 shares of common stock at $20.625 per share were outstanding during the three month and nine month periods ending December 31, 1996 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire October 22, 2002, were still outstanding at December 31, 1997.

(2) Options to purchase 1,031 shares of common stock at $13.75 per share were outstanding during the three month and nine month periods ending December 31, 1996 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire December 19, 2001, were still outstanding at December 31, 1996.

                       PFF BANCORP, INC. AND SUBSIDIARY
   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                   OPERATION
AVERAGE BALANCE SHEETS
The following table sets forth certain information relating to the Company for the three and nine months ended December 31, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                                                  Three Months Ended December 31,
                                                           -------------------------------------------------------------------------

                                                                             1997                                   1996
                                                           ---------------------------------------    ------------------------------

                                                                                          Avg.                                Avg.
                                                             Average                     Yield/        Average               Yield/
                                                             Balance      Interest        Cost         Balance     Interest   Cost
                                                           ------------   ---------   ------------   -----------   --------   ----
                                                                                   (DOLLARS IN THOUSANDS)
Assets:
    Interest-earning assets
        Interest-earning deposits and short-term
          investments...................................    $   31,492     $   369           4.65%    $   24,559    $   329   5.31%
        Investment securities, net (1)(2)...............       181,082       3,076           6.74         65,440      1,126   6.83
        FHLB Stock, at cost.                                    29,571         491           6.59         25,719        317   4.93
        Mortgage-backed securities(1)(5)................       466,051       7,883           6.93        528,340      9,067   6.86
        Loans receivable, net (3)(4)....................     1,850,375      36,088           7.80      1,797,242     33,973   7.56
                                                            ----------     -------                    ----------    -------
            Total interest-earning assets...............     2,558,571      47,907           7.52      2,441,300     44,812   7.34
                                                                           -------                                  -------
        Non-interest-earning assets.....................        93,043                                    79,256
                                                            ----------                                ----------
            Total assets................................    $2,651,614                                $2,520,556
                                                            ==========                                ==========
LIABILITIES AND EQUITY:
     Interest-bearing liabilities
        Money market savings accounts...................    $  159,074       2,083           5.20     $  123,226      1,104   3.55
        Passbook accounts...............................       199,369       1,002           1.99        191,649      1,396   2.89
        NOW and other demand deposit accounts                  162,857         309           0.75        128,149        266   0.82
        Certificate accounts............................     1,191,812      16,667           5.55      1,240,664     17,334   5.54
                                                            ----------     -------                    ----------    -------
            Total.......................................     1,713,112      20,061           4.65      1,683,688     20,100   4.74
                                                            ----------     -------                    ----------    -------
        FHLB advances and other borrowings..............       628,015       9,249           5.84        513,366      7,496   5.79
        Other...........................................         3,785          50           5.24          3,905         12   1.22
                                                            ----------     -------                    ----------    -------
           Borrowed funds...............................       631,800       9,299           5.84        517,271      7,508   5.76
                                                            ----------     -------                    ----------    -------
           Total interest-bearing liabilities...........     2,344,912      29,360           4.97      2,200,959     27,608   4.98
                                                                           -------                                  -------
        Non-interest-bearing liabilities................        41,596                                    32,181
                                                            ----------                                ----------
            Total liabilities...........................     2,386,508                                 2,233,140
        Stockholders' equity............................       265,106                                   287,416
                                                            ----------                                ----------
          Total liabilities and stockholders' equity....    $2,651,614                                $2,520,556
                                                            ==========                                ==========
         Net interest income before provision for
           loan losses..................................                   $18,547                                  $17,204
                                                                           =======                                  =======
        Net interest rate spread (6)....................                                     2.55%                            2.36%
        Net interest margin (7).........................                                     2.90%                            2.82%
        Ratio of interest earning assets to interest-
          bearing liabilities...........................        109.11%                                   110.92%

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



_______________________________
(1) Includes assets available for sale and held-to-maturity and unamortized discounts and premiums.
(2) Included in the average balance of investment securities for the three months ended December 31, 1997 and 1996 are average investment securities held-to-maturity of $700,000 and $3.5 million, respectively. Interest income recognized on investment securities held-to-maturity during these periods was $12,000 and $58,000, respectively, resulting in average yields of 7.07% and 6.52%, respectively. Yields on average investment securities have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for the three months ended December 31, 1997 and 1996, are average loans held for sale of $81.5 million and $2.5 million respectively. Interest income recognized on loans held for sale during these periods was $1.4 million and $42,000, respectively, resulting in average yields of 7.10% and 6.82%, respectively.
(5) Included in the average balance of mortgage-backed securities, net for the three months ended December 31, 1997 and 1996 are average mortgage-backed securities held-to-maturity of $4.4 million and $5.9 million. Interest income recognized on mortgage backed securities held-to-maturity during these periods was $72,000 and $107,000, respectively, resulting in an average yields of 6.57% and 7.22%, respectively.
(6) Net interest rate spread represents the difference between the yield on interest-earnings assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

AVERAGE BALANCE SHEET
                                                                              NINE MONTHS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                                       1997                                    1996
                                                   ----------------------------------------   -------------------------------------
                                                                                    AVG.                                     AVG.
                                                      AVERAGE                      YIELD/        AVERAGE                    YIELD/
                                                      BALANCE       INTEREST        COST         BALANCE       INTEREST      COST
                                                   ------------   ----------   ------------   -----------   ------------   --------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
     Interest-earning assets
        Interest-earning deposits and short-term
          investments                                $   27,321   $   1,159           5.63%    $   36,130    $    1,517      5.57%
        Investment securities, net (1)(2).......        145,247       7,271           6.64         53,469         2,800      6.95
        FHLB Stock, at cost.....................         28,411       1,311           6.12         19,492           818      5.57
        Mortgage-backed securities(1)(5)........        481,728      24,700           6.89        369,350        19,018      6.87
        Loans receivable, net (3)(4)............      1,857,624     107,751           7.73      1,722,134        98,380      7.62
                                                     ----------   ---------                    ----------    ----------
            Total interest-earning assets.......      2,540,331     142,192           7.47      2,200,575       122,533      7.42
                                                                  ---------                                  ----------
        Non-interest-earning assets.............         82,386                                    78,748
                                                     ----------                                ----------
            Total assets........................     $2,622,717                                $2,279,323
                                                     ==========                                ==========
LIABILITIES AND EQUITY:
     Interest bearing liabilities
        Money market savings accounts...........     $  166,055       5,710           4.56     $  103,370         2,562      3.29
        Passbook accounts.......................        183,718       3,302           2.39        196,247         4,285      2.90
        NOW and other demand deposit accounts           155,054         910           0.78        131,572           820      0.83
        Certificate accounts....................      1,212,485      50,801           5.56      1,239,822        51,815      5.55
                                                     ----------   ---------                    ----------    ----------
            Total...............................      1,717,312      60,723           4.69      1,671,011        59,482      4.72
                                                     ----------   ---------                    ----------    ----------
        FHLB advances and other borrowings......        599,661      26,595           5.89        279,082        12,584      5.98
        Other...................................          2,913          83           3.78          2,992            38      1.69
                                                     ----------   ---------                    ----------    ----------
           Borrowed funds.......................        602,574      26,678           5.88        282,074        12,622      5.94
                                                     ----------   ---------                    ----------    ----------
           Total interest-bearing liabilities...      2,319,886      87,401           5.00      1,953,085        72,104      4.90
                                                                  ---------                                  ----------
        Non-interest-bearing liabilities........         36,007                                    36,836
                                                     ----------                                ----------
            Total liabilities...................     2,355,893                                  1,989,921
        Stockholders' equity....................       266,824                                    289,402
                                                     ---------                                 ----------
          Total liabilities and stockholders'
           equity...............................     $2,622,717                                $2,279,323
                                                     ==========                                ==========

        Net interest income before provision
         for loan losses........................                  $  54,791                                  $   50,429
                                                                  =========                                  ==========
        Net interest rate spread (6)............                                      2.47%                                  2.52%
        Net interest margin (7).................                                      2.88%                                  3.06%
        Ratio of interest-earning assets to
            interest-bearing liabilities........         109.50%                                   112.67%

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



_______________________________
(1) Includes assets available for sale and held-to-maturity and unamortized discounts and premiums.
(2) Included in the average balance of investment securities for the nine months ended December 31, 1997 and 1996 are average investment securities held-to-maturity of $4.2 million and $11.5 million, respectively.
     Interest income recognized on investment securities held-to-maturity during these periods was $191,000 and $496,000 respectively, resulting in average yields of 5.99% and 5.85%, respectively. Yields on average investment securities have been calculated based upon the historical cost bases of the underlying securities.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for the nine months ended December 31, 1997 and 1996, are average loans held for sale of $33.3 million and $4.6 million, respectively. Interest income recognized on loans held for sale during these periods were $3.2 million and $437,000, respectively, resulting in average yields of 7.23% and 7.13%, respectively.
(5) Included in the average balance of mortgage-backed securities, net for the nine months ended December 31, 1997 and 1996 are average mortgage-backed securities held-to-maturity of $4.8 million and $6.3 million. Interest income recognized on mortgage backed securities held-to-maturity during these periods were $255,000 and $341,000, respectively, resulting in an average yields of 7.05% and 7.23%, respectively.
(6) Net interest rate spread represents the difference between the yield on interest-earnings assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   DECEMBER 31, 1997                   DECEMBER 31, 1997
                                              COMPARED TO DECEMBER 31, 1996       COMPARED TO DECEMBER 31, 1996
                                                   INCREASE (DECREASE)                 INCREASE(DECREASE)
                                              ---------------------------------    ----------------------------
                                              VOLUME         RATE         NET      VOLUME      RATE       NET
                                              -------       ------      -------    -------    ------    -------
                                                                          (Dollars in thousands)
                                              -------       ------      -------    -------    ------    -------
Interest-earning assets:
     Interest-earning deposits
      and short-term investments.......        $   93       $  (53)      $   40    $  (370)   $   12   $   (358)
     Investment securities, net(1)(2)..         1,990          (40)       1,950      4,806      (335)     4,471
     FHLB Stock, at cost...............            51          123          174        376       117        493
     Mortgage-backed securities(1)(4)..        (1,259)          75       (1,184)     5,596        86      5,682
     Loans receivable, net(3)..........         1,004        1,111        2,115      7,740     1,631      9,371
                                              -------       ------      -------    -------    ------    -------
          Total interest-earning
           assets......................         1,879        1,216        3,095     18,148     1,511     19,659
                                              -------       ------      -------    -------    ------    -------

Interest-bearing liabilities:
     Money market savings accounts                319          660          979      1,554     1,594      3,148
     Passbook accounts.................            56         (450)        (394)      (274)     (709)      (983)
     NOW and other demand deposit
      accounts.........................            72          (29)          43        150       (60)        90
     Certificate accounts..............          (683)          16         (667)    (1,143)      129     (1,014)
     FHLB advances and other
      borrowings.......................         1,674           79        1,753     14,455      (444)    14,011
     Other.............................             -           38           38         (2)       47         45
                                              -------       ------      -------    -------    ------    -------
        Total interest-bearing
         liabilities...................         1,438          314        1,752     14,740       557     15,297
                                              -------       ------      -------    -------    ------    -------

Change in net interest income..........       $   441       $  902      $ 1,343    $ 3,408    $  954    $ 4,362
                                              =======       ======      =======    =======    ======    =======


__________________________
(1)  Includes assets held-to-maturity.
(2) Included in the increase/(decrease) in interest income on investment securities, net for the three and nine months ended December 31, 1997 compared to 1996 are increases/(decreases) in interest income on investment securities held-to-maturity attributable to volume and rate of $(46,000) and $1,000, and $(213,000) and $3,000 , respectively.
(3) Included in the increase in interest income on loans receivable, net for the three and nine months ended December 31, 1997 compared to 1996 are increases in interest income on loans held for sale attributable to volume and rate of $1.3 million and $57,000 and $1.0 million and $17,000, respectively.
(4) Included in the increase/(decrease) in interest income on mortgage-backed securities, net for the three and nine months ended December 31, 1997 compared to 1996 are decreases in interest income on mortgage-backed securities held-to-maturity attributable to volume and rate of $(28,000) and $(7,000) and $(80,000) and $(7,000), respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND
--------------------------------------------------------------------------------
1996
----


GENERAL
-------

The Company recorded net earnings of $4.8 million or $0.30 per basic share for the three months ended December 31, 1997 compared to net earnings of $2.2 million or $0.12 per basic share for the comparable period of 1996. Net earnings for the quarter ended December 31, 1997 include a gain of $701,000 ($407,000 or $0.03 per basic share after tax) from the sale of $149.6 million of single family loans indexed to the Federal Home Loan Bank (FHLB) 11th District Cost of Funds Index (COFI). These loans were sold and a similar amount of loans indexed to the one year Constant maturity Treasury (CMT) were purchased during the quarter in connection with the Bank's efforts to diversify the repricing characteristics of its loan portfolio.

Net interest income was $18.5 million for the three months ended December 31, 1997 compared to $17.2 million for the comparable period of 1996. The increase resulted principally from a $117.3 million increase in average interest-earning assets. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 109.11% for the three months ended December 31, 1997 compared to 110.92% for the comparable period of 1996 reflecting the Company's efforts to leverage its capital base. Average interest spread was 2.55% for the three months ended December 31, 1997 compared to 2.36% for the comparable period of 1996. Net interest margin was 2.90% for the three months ended December 31, 1997 compared to 2.82% for the comparable period of 1996.

Provision for loan losses was $1.3 million for the three months ended December 31, 1997 compared to $2.9 million for the comparable period of 1996.

Total non-interest income was $4.3 million for the three months ended December 31, 1997 compared to $2.5 million for the comparable period of 1996. Non-interest income for the quarter ended December 31, 1997 includes the $701,000 gain on loan sale noted above. Total non-interest expense was $13.2 million for the three months ended December 31, 1997 compared to $12.8 million for the comparable period of 1996.

INTEREST INCOME
---------------

Interest income was $47.9 million for the three months ended December 31, 1997 compared to $44.8 million for the comparable period of 1996. The increase in interest income was attributable principally to a $117.3 million increase in average interest-earning assets from $2.44 billion for the three months ended December 31, 1996 to $2.56 billion for the comparable period of 1997. The yield on earning assets increased to 7.52% for the three months ended December 31, 1997 from 7.34% for the comparable period of 1996. The increase in average interest-earning assets was due principally to a $115.6 million increase in the average balance of investment securities from $65.4 million for the three months ended December 31, 1996 to $181.1 million for the comparable period of 1997, and an increase of $53.1 million in the average balance of loans receivable, net from $1.80 billion for the three months ended December 31, 1996 to $1.85 billion for the comparable period of 1997. The average balance of mortgage-backed securities (MBS) decreased $62.3 million from $528.3 million for the three months ended December 31, 1996 to $466.1 million for the comparable period of 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



The yield on loans receivable increased to 7.80% for the three months ended
December 31, 1997 from 7.56% for the comparable period of 1996.   The Bank has
placed emphasis on originating construction, consumer, commercial business and commercial real estate loans, the majority of which provide higher yields than those earned on single-family residential COFI-based loan products. The disbursed balance of the Bank's portfolio of construction loans totaled $82.1million at a yield of 13.26% at December 31, 1997 compared to $63.5 million at a yield of 12.96% at December 31, 1996. The Bank also increased the proportion of its loan portfolio comprised by ("36/6") single-family residential mortgage loans which provide for a fixed rate of interest for 36 months before transitioning to a six-month adjustable-rate loan tied to the one-year constant maturity treasury (CMT) index. At December 31, 1997, the Bank's portfolio of these loans totaled $314.4 million at an average yield of 7.23% compared to $212.9 million at an average yield of 7.19% at December 31, 1996. The increase in the yield on loans receivable, net attributable to the change in the composition of the loan portfolio was additionally impacted by an increase in COFI to which a large portion of the Bank's portfolio of adjustable-rate loans are tied. COFI in effect for the three months ended December 31, 1997 averaged 4.95% compared to 4.84% for the comparable period of 1996.

The weighted average yield on MBS was 6.93% for the three months ended December 31, 1997 compared to 6.86% for the comparable period of 1996. The increase in the yield on MBS was due primarily to the indexing upward from teaser rates of adjustable-rate MBS partially offset by an increase in premium amortization caused by an acceleration in prepayment levels.

The weighted average yield on investment securities decreased from 6.83% for the three months ended December 31, 1996 to 6.74% for the comparable period of 1997. The decrease in the weighted average yield on investment securities reflects a significant increase in the proportion of the portfolio comprised by floating-rate collateralized mortgage obligations (CMO) during the three months ended December 31, 1997.


INTEREST EXPENSE
----------------

Interest expense was $29.4 million for the three months ended December 31, 1997 compared to $27.6 million for the comparable period of 1996. The increase was attributable to a $144.0 million increase in the average balance of interest-bearing liabilities from $2.20 billion for the three months ended December 31, 1996 to $2.34 billion for the comparable period of 1997. The weighted average cost of interest-bearing liabilities was 4.97% for the three months ended December 31, 1997 compared to 4.98% for the comparable period of 1996. The increase in interest-bearing liabilities was due principally to a $114.6 million increase in the average balance of FHLB advances and other borrowings from $513.4 million for the three months ended December 31, 1996 to $628.0 million for the comparable period of 1997. The increase in FHLB advances and other borrowings was due to the Company's strategy of utilizing both wholesale and retail sources of funding to achieve its strategic growth objectives and control its overall cost of funds. The weighted average

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


cost of FHLB advances and other borrowings increased from 5.79% for the three months ended December 31, 1996 to 5.84% for the comparable period of 1997 reflecting an increase in the weighted average maturity of non-putable FHLB advances from 5.2 months to 9.0 months and an increase in the general level of interest rates. These increases in funding cost were partially offset by the Bank's increased usage of putable FHLB advances. At December 31, 1997, the Bank's putable FHLB advances totaled $180 million at an weighted average interest rate of 5.49% with fiscal maturities of December 1999 to December 2002 and first put dates of June 1998 to December 2000. The average balance of deposits was $1.71 billion for the three months ended December 31, 1997 compared to $1.68 billion for the comparable period of 1996, an increase of $29.4 million. The average balance of money market, passbook and demand accounts increased $78.3 million from $443.0 million for the three months ended December 31, 1996 to $521.3 million for the comparable period of 1997 while the average balance of certificate accounts decreased $48.9 million from $1.24 billion for the three months ended December 31, 1996 to $1.19 billion for the comparable period of 1997. The Bank is making a conscious effort through its marketing, pricing and business development efforts to increase the proportion of its deposit base comprised by money market, passbook and demand accounts. The weighted average cost of deposits decreased from 4.74% for the three months ended December 31, 1996 to 4.65% for the comparable period of 1997.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $1.3 million for the three months ended December 31, 1997 compared to $2.9 million for the comparable period of 1996. See "Comparison of Financial Condition at December 31, 1997 and March 31, 1997."

NON-INTEREST INCOME
-------------------

Non-interest income was $4.3 million for the three months ended December 31, 1997 compared to $2.5 million for the comparable period of 1996. Excluding the net gains on sales of loans and securities, the ratio of non-interest income to average assets was .54% for the three months ended December 31, 1997 compared to
 .39% for the comparable period of 1996. Net gains on the sales of loans and securities were $1.1 million for the three months ended December 31, 1997 (including the $701,000 gain discussed earlier) compared to $120,000 for the comparable period of 1996. Savings fees and charges were $1.6 million for the three months ended December 31, 1997 compared to $1.1 million for the comparable period of 1996. Sales of non-deposit investment products generated fee income of $283,000 for the three months ended December 31, 1997 compared to $176,000 for the comparable period of 1996. The increase in trust fee was primarily attributable to an increase in assets under custody or management by the Bank's trust department to $232.3 million at December 31, 1997 from $189.4 million at December 31, 1996.

NON-INTEREST EXPENSE
--------------------

Non-interest expense was $13.2 million for the three months ended December 31, 1997 compared to $12.8 million for the comparable period of 1996. General and administrative expenses were $13.2 million or 1.99% of average assets for the three months ended December 31, 1997 compared to $12.3 million or 1.95% of average assets for the comparable period of 1996. Compensation and benefits expense increased from $5.9 million for the three months ended December 31, 1996 to $6.8 million for the comparable period of 1997, due

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



principally to increased staffing associated with the Bank's offering of additional products and services to both consumers and businesses, including a Telebanking Center which opened in May 1997, and also the expense associated with the Company's 1996 Incentive Plan under which stock has been granted to key officers and directors subject to the Company's achieving certain performance levels. Other non-interest expense decreased $586,000 from $3.0 million for the three months ending December 31, 1996 to $2.4 million for the comparable period of 1997. The decrease was due principally to the reduction in the SAIF insurance rate from 18 cents to 6.5 cents per $1,000 of average deposits. For the three months ended December 31, 1996, there was approximately $570,000 of expenses associated with the Bank's transition of its EDP systems to a new third party service provider in October 1996.

Real estate operations, net reflects income of $13,000 for the three months ended December 31, 1997 compared to expense of $507,000 for the comparable period of 1996.

INCOME TAXES
------------

Income tax expense was $3.5 million for the three months ended December 31, 1997 compared to $1.7 million for the comparable period of 1996. The increase in income tax expense was primarily the result of an increase in earnings before income taxes from $4.0 million for the three months ended December 31, 1996 to $8.3 million for the comparable period of 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND
-------------------------------------------------------------------------------
1996
----

GENERAL
--------

The Company recorded net earnings of $11.7 million or $0.72 per basic share for the nine months ended December 31, 1997 compared to $224,000 or $0.01 per basic
share for the comparable period of 1996.   Net earnings for the nine months
ended December 31, 1996 reflect the Bank's $10.9 million ($6.3 million or $0.35 per basic share, after tax) share of the industry wide SAIF assessment recorded in September 1996.

Net interest income was $54.8 million for the nine months ended December 31, 1997 compared to $50.4 million for the comparable period of 1996. The increase resulted from a $339.8 million increase in average interest-earning assets. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 109.50% for the nine months ended December 31, 1997 compared to 112.67% for the comparable period of 1996. Average interest rate spread was 2.47% for the nine months ended December 31, 1997 compared to 2.52% for the comparable period of 1996. Net interest margin was 2.88% for the nine months ended December 31, 1997 compared to 3.06% for the comparable period of 1996.

Provision for loan losses was $5.8 million for the nine months ended December 31, 1997 compared to $10.7 million for the comparable period of 1996.

Total non-interest income was $10.7 million for the nine months ended December 31, 1997 compared to $7.6 million for the comparable period of 1996. Total non-interest expense decreased from $45.8 million for the nine months ended December 31, 1996 to $39.1 million for the comparable period of 1997 due to the $10.9 million SAIF assessment noted above.

INTEREST INCOME
---------------

Interest income was $142.2 million for the nine months ended December 31, 1997 compared to $122.5 million for the comparable period of 1996. The increase was attributable to a $339.8 million increase in average interest-earning assets from $2.20 billion for the nine months ended December 31, 1996 to $2.54 billion
for the comparable period of 1997.    The average balance of MBS increased
$112.4 million from $369.4 million for the nine months ended December 31, 1996 to $481.7 million for the comparable period of 1997. The average balance of loans receivable, net increased $135.5 million from $1.72 billion for the nine months ended December 31, 1996 to $1.86 billion for the comparable period of 1997 and the average balance of investment securities increased $91.8 million from $53.5 million for the nine months ended December 31, 1996 to $145.2 million for the comparable period of 1997. The yield on average interest-earning assets increased from 7.42% for the nine months ended December 31, 1996 to 7.47% for the comparable period of 1997.

The weighted average yield on loans receivable, net was 7.73% for the nine months ended December 31, 1997 compared to 7.62% for the comparable period of 1996. The increase in the yield on loans receivable

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

was a result of the Bank's increased emphasis on originating higher yielding mortgage loans coupled with an increase in COFI. COFI in effect for the nine months ended December 31, 1997 averaged 4.88% compared to 4.83% for the comparable period of 1996.

The weighted average yield on MBS was 6.89% for the nine months ended December 31, 1997 compared to 6.87% for the comparable period of 1996. The increase in the yield on MBS was due primarily to the repricing of MBS purchased with teaser rates partially offset by an increase in premium amortization caused by an acceleration in prepayment levels. The weighted average yield on investment securities was 6.64% for the nine months ended December 31, 1997 compared to 6.95% for the comparable period of 1996. The nine months ended December 31, 1996 reflects an adjustment of $158,000. Without this adjustment, the yield for the nine months ended December 31, 1996 would have been 6.56%. The adjusted increase in the yield on investment securities of 8 basis points reflects an increase in the proportion of the portfolio comprised by callable agency securities and CMOs.

INTEREST EXPENSE
----------------

Interest expense was $87.4 million for the nine months ended December 31, 1997 compared to $72.1 million for the comparable period of 1996. The average balance of interest-bearing liabilities increased $366.8 million from $1.95 billion for the nine months ended December 31, 1996 to $2.32 billion for the comparable period of 1997. The weighted average cost of interest-bearing liabilities increased from 4.90% for the nine months ended December 31, 1996 to 5.00% for the comparable period of 1997.

The increase in average interest-bearing liabilities was due to a $320.6 million increase in the average balance of FHLB advances and other borrowings from $279.1 million for the nine months ended December 31, 1996 to $599.7 million for the comparable period of 1997. The average balance of deposits was $1.72 billion for the nine months ended December 31, 1997, an increase of $46.3 million from the comparable period of 1996. The weighted average cost of deposits decreased from 4.72% for the nine months ended December 31, 1996 to
4.69% for the comparable period of 1996.   For the nine months ended December
31, 1997, the average cost of FHLB advances and other borrowings was 5.89% compared to 5.98% for the comparable period of 1996 reflecting the Bank's usage of putable FHLB advances.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $5.8 million for the nine months ended December 31, 1997 compared to $10.7 million for the comparable period of 1996. The provision for the nine months ended December 31, 1996 included $2.5 million applicable to the establishment of specific allowances on several loans based upon updated reviews. See "Comparison of Financial Condition at December 31, 1997 and March 31, 1997."

NON-INTEREST INCOME
-------------------

Non-interest income was $10.7 million for the nine months ended December 31, 1997 compared to $7.6 million for the comparable period of 1996 excluding the net gains on the sales of loans and securities, the ratio of non-interest income to average assets was .48% for the nine months ended December 31, 1997 compared to .45% for the comparable period of 1996. Gain (loss) on

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

the sale of loans and securities, net were $1.2 million for the nine months ended December 31, 1997 (including the $701,000 gain discussed earlier) compared
to a loss of $29,000 for the comparable period of 1996.   Savings fees and
charges were $4.9 million for the nine months ended December 31, 1997 compared to $3.4 million for the comparable period of 1996. Sales of non-deposit investment products generated fees of $1.3 million for the nine month period ending December 31, 1997 compared to $1.1 million for the comparable period of 1996.

NON-INTEREST EXPENSE
--------------------

Non-interest expense was $39.1 million for the nine months ended December 31, 1997 compared to $45.8 million for the comparable period of 1996. General and administrative expenses were $38.6 million or 1.96% of average assets for the nine months ended December 31, 1997 compared to $35.5 million or 2.08% of average assets for the comparable period of 1996. Compensation and benefits expense was $20.0 million for the nine months ended December 31, 1997 compared to $16.5 million for the comparable period of 1996, due principally to the addition of staffing associated with the Bank's offering of additional products and services, including a Telebanking Center which opened in May 1997, and the expense associated with the Company's 1996 Incentive Plan under which stock has been granted to key officers and directors subject to the Company's achieving certain performance levels. The increase in occupancy and equipment expense from $7.7 million for the nine months ended December 31, 1996 to $8.7 million for the comparable period of 1997 was due principally to the upgrading of computer software and equipment due to the system conversion in 1996 and the opening of the Telebanking Center. Other non-interest expense decreased from $8.9 million for the nine months ended December 31, 1996 to $7.4 million for the comparable period of 1997 due primarily to a reduction in the FDIC insurance rate charged on average deposits.

Other non-interest expense for the nine months ended December 31, 1997 includes approximately $350,000 associated with the preparation for the year 2000 (Y2K); whereas, the nine months ended December 31, 1996 includes expenses associated with the name change and the Bank's transition of its EDP systems to a new third party provider. The Bank is highly dependent on both internal and external EDP systems for the conduct of its business and expects to incur between $750,000 and $1.0 million of expense over the next two fiscal years in connection with its Y2K efforts. As a part of its evaluation and response to Y2K, the Bank will also be evaluating and reacting to the potential impact, if any, of Y2K on its major borrowers, and suppliers.

Real estate operations, net reflects income of $558,000 for the nine months ended December 31, 1996 compared to a loss of $520,000 for the comparable period of 1997. The results for the nine months ended December 31, 1996 reflect a $1.4 million reduction in the allowance for real estate losses based upon updated property valuations. The results for the nine months ended December 31, 1997 include a provision of $325,000 on a single-family residential development project.

INCOME TAXES
------------

Income tax expense was $8.9 million for the nine months ended December 31, 1997 compared to $1.3 million for the comparable period of 1996. The income tax expense for the nine months ended December 31, 1996 includes a $470,000 accrual for the tax portion of a possible adverse California franchise tax settlement.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND MARCH 31, 1997
-------------------------------------------------------------------------

Total assets increased $230.1 million or 9.07% to $2.77 billion at December 31, 1997 from $2.54 billion at March 31, 1997 due principally to growth in investment securities and MBS. Investment securities and MBS increased $174.2 million to $769.5 million at December 31, 1997 from $595.3 million at March 31, 1997. Loans receivable, net increased $35.2 million to $1.85 billion at December 31, 1997 from $1.82 billion at March 31, 1997. During the three months ended December 31, 1997, the Company sold $149.6 million of mortgage loans which were held for sale as of September 30, 1997. This sale reflects the Company's intention to alter the repricing profile of its loan portfolio by selling a portion of the portfolio indexed to COFI while increasing the proportion of the portfolio indexed to current indices such as prime and the one-year CMT. The Company purchased $154.4 million of residential mortgage loans indexed to the one-year CMT during the three months ended December 31, 1997.

Loan originations for the nine months ended December 31, 1997 were $363.0 million compared to $411.9 million for the comparable period of 1996. Non-performing loans declined from $23.4 million or 1.24% of gross loans at March 31, 1997 to $15.6 million or 0.79% of gross loans at December 31, 1997. Non-performing assets, which includes foreclosed real estate, net of specific allowances and restructured loans, decreased from $45.7 million or 1.80% of total assets at March 31, 1997 to $38.3 million or 1.38% of total assets at December 31, 1997. Troubled-debt restructured loans were $14.6 million at March 31, 1997 compared to $14.7 million at December 31, 1997.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At December 31, 1997, the Bank's allowance for loan losses was $25.9 million or 1.32% of gross loans compared to $27.7 million or 1.47% of gross loans at March 31, 1997. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. During the three months ended December 31, 1997, the Bank charged off a $1.0 million lot development loan that had been fully provided for in previous periods. The following table sets forth activity in the Bank's allowance for loan losses for the nine months ended December 31, 1997.

                                        Three months         Nine months
                                           ended                ended
                                     December 31, 1997    December 31, 1997
                                     ------------------   ------------------
   Beginning Balance                           $27,221              $27,721
   Provision for loan losses                     1,300                5,799
   Charge-offs, net                             (2,630)              (7,629)
                                               -------              -------
   Balance at December 31, 1997                $25,891              $25,891
                                               =======              =======


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

Total liabilities increased $227.3 million or 10.0% to $2.50 billion at December 31, 1997 from $2.27 billion at March 31, 1997. Deposits decreased $4.5 million between March 31 and December 31, 1997. FHLB advances and other borrowings increased $228.1 million to $758.1 million at December 31, 1997 from $530.0 million at March 31, 1997. FHLB advances were utilized to fund the growth in loans receivable and the increase in investment securities and MBS.

Total stockholders' equity was $268.4 million at December 31, 1997 compared to $265.5 million at March 31, 1997. The $2.8 million increase in stockholders' equity is comprised of an $11.7 million increase representing net earnings for the nine months ended December 31, 1997, a $4.9 million increase representing the change in unrealized gains on securities available-for-sale, a $4.2 million increase reflecting the amortization and issuance of shares under stock-based compensation plans, and a $18.0 million decrease reflecting the increase in treasury stock resulting from the Company's repurchase of 942,281 shares of its common stock. On December 29, 1997, the Office of Thrift Supervision approved the Company's application to repurchase 5% (895,167 shares) of its outstanding common stock. All shares were repurchased by January 27, 1998 at an average price of $19.82 per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank is subject to minimum regulatory liquidity requirements. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of deposits and short-term borrowings. The required ratios are currently 4% for the total qualifying liquidity. The Bank's average total liquidity ratio was 6.65% for the quarter ended December 31, 1997.

The Company's cash flows are comprised of three primary classifications: cash flows from operations, investing activities and financing activities. Cash flows provided by operating activities were $195.6 million and $29.2 million for the nine months ended December 31, 1997 and 1996, respectively.

Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchase of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and pay downs on mortgage-backed securities. Principal payments on loans were $333.0 million and $168.1 million for the nine months ended December 31, 1997 and 1996, respectively. Disbursements on loans originated and purchased were $565.3 million and $432.8 million for the nine months ended December 31, 1997 and 1996, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



Disbursements for purchases of mortgage-backed and other investment securities were $325.1 million and $503.0 million for the nine months ended December 31, 1997 and 1996, respectively. Proceeds from the maturation of investment securities and pay downs of MBS were $126.2 million and $74.3 million for the nine months ended December 31, 1997 and 1996, respectively. Proceeds from the sale of investment securities and MBS available-for-sale were $32.9million and $10.1 million for the nine months ended December 31, 1997 and 1996, respectively.

Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts, FHLB advances and other borrowings and treasury stock. The net increases/(decreases) in deposits were $(4.5 million) and $1.1million for the nine months ended December 31, 1997 and 1996, respectively. The net increases in FHLB advances and other borrowings were $228.1 million and $515.3 million for the nine months ended December 31, 1997 and 1996, respectively. The net increases in treasury stock were $18.0 million and $11.3 million for the nine months ended December 31, 1997 and 1996, respectively.

At December 31, 1997, on a consolidated basis, the Company had total capital of $268.4 million or 9.70% of total assets. At December 31, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $220.6 million, or 8.11% of adjusted total assets, which is above the required level of $40.8 million, or 1.5%; core capital of $220.6 million, or 8.11% of adjusted total assets, which is above the required level of $81.6 million, or 3%, and risk-based capital of $238.4 million or 15.65% of risk-weighted assets, which is above the required level of $117.6 million, or 8%. On January 16, 1998 the OTS approved the declaration of a dividend from PFF Bank and Trust to the Company of $30 million. The dividend was paid by the Bank on January 28, 1998. The Bank's pro-forma capital ratios as of December 31, 1997 reflecting the dividend are 7.01% for core and tangible and 13.68% for risk-based capital.

The Company's most liquid assets are cash and short-term investments. The level of these assets are dependent on the Company's operating, financial, lending and investing activities during any given period. At December 31, 1997, cash and cash equivalents totaled $38.9 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances and collateralized borrowings. At December 31, 1997, the Company had $708.1 million in FHLB advances and $50.0 million in reverse repurchase agreements outstanding. Other sources of liquidity include MBS and other investment securities available-for-sale or maturing within one year.

At December 31, 1997, the Bank had outstanding commitments to originate mortgage loans of $16.9 million and no outstanding commitments to purchase MBS or other investment securities. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 1997 totaled $1.0 billion.
The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)



LEGISLATIVE MATTERS
-------------------

Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divesture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operation.

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


                                    PFF BANCORP, INC.


February 17, 1998                   /s/ LARRY M. RINEHART
--------------------                ------------------------------------
      Date                          Larry M. Rinehart
                                    President, Chief Executive Officer
                                    and Director



February 17, 1998                   /s/ GREGORY C. TALBOTT
--------------------                -------------------------------------
      Date                          Gregory C. Talbott
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer