Form 10-K405
period 1998-03-31
PFF BANCORP INC
filed 1998-06-30
CIK 1004969

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                    For the fiscal year ended March 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     X      No           .
                                                  ---------     ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $ 339,466,088, based upon the last sales price as quoted on The NASDAQ National Market for June 23, 1998.

     The number of shares of Common Stock outstanding as of June 23, 1998:
17,103,690


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held September 16, 1998 are incorporated by reference in Part III hereof.

                                     INDEX

                                    PART I                                 PAGE
                                                                           ----
Item 1.      Description of Business                                         3
Item 2.      Properties                                                     37
Item 3.      Legal Proceedings                                              38
Item 4.      Submission of Matters to a vote of Security Holders            38

                                    PART II
Item 5.      Market for Registrant's Common Equity and Related
              Stockholders Matters                                          38
Item 6.      Selected Financial Data                                        39
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           42
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk     56
Item 8.      Financial Statements and Supplementary Data                    57
Item 9.      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                        96

                                    PART III
Item 10.     Directors and Executive Officers of the Registrant             96
Item 11.     Executive Compensation                                         96
Item 12.     Security Ownership of Certain Beneficial Owners
              and Management                                                96
Item 13.     Certain Relationships and Related Transactions                 96

                                    PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                   97

                                     PART I

FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company's operations, markets, products and services, including but not limited to, year 2000 compliance issues; and other risks detailed in this Form 10-K and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Item 1.  Description of Business.
--------------------------------

GENERAL

     PFF Bancorp, Inc. (the "Bancorp") completed its initial public offering of 19,837,500 shares of common stock on March 28, 1996, in connection with the conversion of Pomona First Federal Savings and Loan Association from the mutual to stock form of ownership and the change of the Association's name to PFF Bank & Trust (the "Bank"). The Bancorp received $198.4 million from this initial public offering before offering expenses of $4.5 million. The Bancorp utilized $105.0 million of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Bank. The Bancorp is headquartered in Pomona, California and its principal business currently consists of the operations of its wholly owned subsidiary, the Bank. The Bancorp had no operations prior to March 28, 1996, and accordingly, the results of operations prior to that date reflect only those of the Bank and its subsidiaries. At March 31, 1998, on a consolidated basis, the Bancorp and the Bank, (collectively referred to as the "Company") had total assets of $2.81 billion, total deposits of $1.74 billion and total stockholders' equity of $254.3 million. The Bancorp, as a unitary savings and loan holding company, and the Bank, as a federal savings bank, are subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC").

     The Bank's historical focus has been on attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family residential mortgage loans. To a lesser extent, the Bank has engaged in secondary market activities and has invested on a limited basis in multi-family mortgage, commercial real estate, construction and land, and consumer loans as well as increasing its investment in mortgage-backed securities ("MBS") and other investment securities. The Bank has begun increasing its emphasis on attracting business deposit accounts and originating commercial business, construction and land (primarily tract construction), commercial real estate and consumer loans. Loan sales come from loans held in the Bank's portfolio designated as being held for sale or originated during the period and being so designated. The Bank generally retains all the servicing rights of loans sold. The Bank's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investments and MBS and to a significantly lesser extent income from deposit related and other fees and loan servicing. The Bank's primary sources of funds are deposits, principal and interest payments on loans, investments and MBS and FHLB advances and other borrowings. Scheduled payments on loans and MBS are a relatively stable source of funds, while prepayments on loans and MBS and deposit flows are subject to significant fluctuation. The Bank also engages in trust activities through its trust department and offers certain annuity and mutual fund non-deposit investment products through a subsidiary.

     The Bank is strongly committed to utilizing emerging technologies for effective delivery of its products and services and since August 1995, has maintained an Internet site on the World Wide Web. In April 1997, the Bank opened a telebanking center as a means of expanding the delivery channels for its products and services. In addition, the Bank is using a recently developed system for retail origination of real property loans utilizing laptop computers and automated uploads of application packages to its loan origination system. This new system has increased efficiency and reduced processing time for loan originations. In October 1996, the Bank converted its core electronic data processing (EDP) systems from a single third party service provider to a combination of new third party providers. This EDP conversion was necessary to enable the Bank to support the expanded array of consumer and business products and services that the Bank has begun offering. Substantially all of the expenditures associated with the EDP conversion were incurred during fiscal 1997. The costs charged to operations for the year ended March 31, 1997 associated with this EDP conversion totaled approximately $2.1 million, excluding ongoing monthly contractual charges. Capital outlays for software and hardware costs during fiscal 1997 in connection with this EDP conversion totaled approximately $1.8 million.

MARKET AREA AND COMPETITION

     The Bank is a community-oriented savings institution whose lending, deposit gathering and trust activities are concentrated in eastern Los Angeles, San Bernardino, Riverside and northern and central Orange counties. The Bank also originates loans on a wholesale basis throughout Southern California and has expanded its lending markets outside of Southern California on a limited basis. The Bank's deposit gathering is concentrated in the communities surrounding its offices.

     The Bank's primary market area is highly competitive for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from savings and loan associations, mortgage banking companies, commercial banks, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. Additionally, the Bank's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the costs of interest-bearing liabilities to the Bank are influenced by interest rates on competing investments and general market interest rates. Similarly, the Bank's loan volume and yield on loans and MBS and the level of prepayments on loans and MBS are affected by market interest rates, as well as additional factors affecting the supply of and demand for housing and the availability of funds.

TRUST ACTIVITIES

     In January 1995, the Bank acquired the trust operations of another bank for $3.5 million. As a result of the acquisition, the Bank now has additional fiduciary responsibilities acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not the assets of the Bank and are not included in the balance sheet of the Bank. Trust fee income for the year ended March 31, 1998 was $1.9 million. See Note 18 to the Consolidated Financial Statements.

LENDING ACTIVITIES

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At March 31, 1998, the Bank had total gross loans outstanding of $1.95 billion, of which $1.47 billion were one-to-four family residential mortgage loans, or 75.3% of the Bank's total gross loans. The remainder of the portfolio consisted of $97.4 million of multi-family mortgage loans, or 5.0% of total gross loans; $144.0 million of commercial real estate loans, or 7.4% of total gross loans; $185.2 million of construction and land loans, or 9.5% of total gross loans; consumer loans of $42.8 million or 2.2% of total gross loans and commercial business loans of $12.5 million or 0.6% of total gross loans. At March 31, 1998, 98.5% of the Bank's mortgage loans had adjustable interest rates. Of the Bank's adjustable-rate mortgage loans, 65.4% are indexed to the 11th Federal Home Loan Bank (FHLB) District Cost of Funds Index (COFI).

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

                                                                     AT MARCH 31,
                                        ---------------------------------------------------------------------------
                                                 1998                      1997                       1996
                                        ---------------------------------------------------------------------------
                                                      PERCENT                   PERCENT                     PERCENT
                                                         OF                        OF                          OF
                                           AMOUNT      TOTAL         AMOUNT      TOTAL          AMOUNT       TOTAL
                                        ---------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
Real estate:
  Residential:
    One-to-four family                  $1,467,857     75.3%       $1,499,858     79.4%       $1,269,099     77.9%
    Multi-Family                            97,350      5.0           108,896      5.8           114,477      7.0
  Commercial real estate                   144,035      7.4           137,169      7.2           148,300      9.1
  Construction and land                    185,225      9.5           113,188      6.0            76,529      4.7
Commercial                                  12,468      0.6             3,100      0.2                 -        -
Consumer                                    42,826      2.2            26,931      1.4            21,853      1.3
                                        -------------------------------------------------------------------------
    Total loans, gross                   1,949,761    100.0%        1,889,142    100.0%        1,630,258    100.0%

Undisbursed loan funds                     (95,457)                  (38,485)                    (25,030)
Unamortized discounts, net                   1,114                    (1,629)                       (803)
Deferred loan origination fees, net         (1,101)                   (1,362)                     (3,384)
Allowance for loan losses                  (26,002)                  (27,721)                    (19,741)
                                        ----------                ----------                  ----------
    Total loans, net                     1,828,315                 1,819,945                   1,581,300
Less:
Loans held for sale(2)                        (701)                     (736)                     (6,365)
                                        ----------                ----------                  ----------
    Loans receivable, net               $1,827,614                $1,819,209                  $1,574,935
                                        ==========                ==========                  ==========

                                                           AT MARCH 31,
                                        -----------------------------------------------
                                                 1995                     1994(1)
                                        -----------------------------------------------
                                                      PERCENT                   PERCENT
                                                         OF                        OF
                                           AMOUNT      TOTAL         AMOUNT      TOTAL
                                        -----------------------------------------------
                                                      (DOLLARS IN THOUSANDS)
Real estate:
  Residential:
    One-to-four family                  $1,291,300     78.0%       $1,069,175     73.7%
    Multi-Family                           119,802      7.2           123,674      8.5
  Commercial real estate                   146,746      8.9           155,976     10.8
  Construction and land                     76,007      4.6            79,732      5.5
Commercial                                       -        -                 -        -
Consumer                                    22,606      1.3            21,425      1.5
                                        ----------------------------------------------
    Total loans, gross                   1,656,461    100.0%        1,449,982    100.0%

Undisbursed loan funds                     (25,934)                   (32,625)
Unamortized discounts, net                  (1,158)                      (897)
Deferred loan origination fees, net         (4,400)                    (4,464)
Allowance for loan losses                  (19,294)                   (11,723)
                                        ----------                 ----------
    Total loans, net                     1,605,675                  1,400,273
Less:
Loans held for sale(2)                           -                     (4,775)
                                        ----------                 ----------
    Loans receivable, net               $1,605,675                 $1,395,498
                                        ==========                 ==========

------------------
(1) Loans held for accelerated disposition at March 31, 1994 are not included in March 31, 1994 amounts.
(2) All loans held for sale were one-to-four family residential mortgage loans. Loans held for sale are stated at cost before valuation adjustments of $350,000 and $54,000 at March 31, 1996, and 1994 respectively, to reflect carrying value at lower of cost or market. Loans classified as held for sale at March 31, 1994 were transferred to loans receivable held for investment in August 1994.

     Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans at March 31, 1998.

                                                                        AT MARCH 31, 1998
                                          --------------------------------------------------------------------------------------
                                            ONE-TO-                                                                     TOTAL
                                             FOUR      MULTI-    COMMERCIAL    CONSTRUCTION                             LOANS
                                            FAMILY     FAMILY    REAL ESTATE     AND LAND     COMMERCIAL   CONSUMER   RECEIVABLE
                                          --------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Amounts due:
  One year or less                        $    4,249      519      14,333        172,364         8,294      36,478      236,237
  After one year:
    More than one year to three years.         4,113      721      16,337          1,358         2,744         136       25,409
    More than three years to five years        6,494    4,565      15,282            131         1,430         133       28,035
    More than five years to ten years         23,372   10,569      25,255          1,793             -         304       61,293
    More than 10 years to 20 years           171,157   34,087      69,195          8,200             -       5,775      288,414
    More than 20 years                     1,258,472   46,889       3,633          1,379             -           -    1,310,373
                                          -------------------------------------------------------------------------------------
      Total due after March 31, 1999       1,463,608   96,831     129,702         12,861         4,174       6,348    1,713,524
                                          -------------------------------------------------------------------------------------
        Total amount due                   1,467,857   97,350     144,035        185,225        12,468      42,826    1,949,761
  Less:
    Undisbursed loan funds                         -        -           -        (95,457)            -           -      (95,457)
    Unamortized discounts, net                 1,092       22           -              -             -           -        1,114
    Deferred loan origination fees, net        1,063     (299)       (495)        (1,857)          267         220       (1,101)
    Allowance for loan losses                (11,020)  (3,133)     (3,898)        (4,454)       (3,024)       (473)     (26,002)
                                          -------------------------------------------------------------------------------------
        Total loans, net                   1,458,992   93,940     139,642         83,457         9,711      42,573    1,828,315
    Loans held for sale                         (701)       -           -              -             -           -         (701)
                                          -------------------------------------------------------------------------------------
        Loans receivable, net             $1,458,291   93,940     139,642         83,457         9,711      42,573    1,827,614
                                          =====================================================================================

     The following table sets forth at March 31, 1998, the dollar amount of total gross loans receivable contractually due after March 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                               DUE AFTER MARCH 31, 1999
                                      -----------------------------------------
                                        FIXED         ADJUSTABLE        TOTAL
                                      -----------------------------------------
                                                (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential:
    One-to-four family                $28,546         1,435,062       1,463,608
    Multi-family                          409            96,422          96,831
    Commercial real estate                  -           129,702         129,702
    Construction and land                   -            12,861          12,861
Commercial                                  -             4,174           4,174
Consumer                                    -             6,348           6,348
                                      -----------------------------------------
      Total gross loans receivable    $28,955         1,684,569       1,713,524
                                      =========================================

     Origination, Sale, Servicing and Purchase of Loans. The Bank's mortgage lending activities are conducted primarily by loan representatives through its 23 banking branches, its loan origination center and wholesale brokers approved by the Bank. All loans originated by the Bank, either through internal sources or through wholesale brokers, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans. The Bank's ability to originate loans is influenced by the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. Loan originations were $557.4 million for fiscal 1998 compared to $499.7 million for fiscal 1997. Beginning during fiscal 1997, the Bank began reducing its emphasis on the origination of one-to-four family residential mortgage loans with a corresponding increased emphasis on the origination of tract construction, commercial business, commercial real estate and consumer loans as a means of enhancing the Bank's yield on interest-earning assets. This change in emphasis is reflected in an increase in the weighted average initial contract rate on originations from approximately 7.93% for fiscal 1997 to approximately 8.75% for fiscal 1998. It is the general policy of the Bank to sell all of the 15 and 30 year fixed-rate mortgage loans that it originates and retain substantially all of the adjustable-rate mortgage loans that it originates. The Bank generally utilizes 10-day Federal National Mortgage Association (FNMA) forward commitments in connection with the origination and funding of fixed-rate loans held for sale. The Bank generally retains servicing of the loans sold. At March 31, 1998, the Bank was servicing $390.2 million of loans for others. See "Loan Servicing". When loans are sold on a servicing retained basis, the Company records gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125"). In accordance with SFAS No. 125, the Company capitalizes mortgage servicing rights ("MSRs") acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. MSRs are included in the financial statements in the category of "other assets." Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loans servicing fees. At March 31, 1998, there were $701,000 of mortgage loans categorized as held for sale consisting of fixed-rate one-to-four family residential mortgage loans. To supplement loan production, based upon the Bank's investment needs and market opportunities, the Bank engages in secondary marketing activities, including the purchase of whole or participating interests in one-to-four family mortgage loans originated by other institutions. The Bank intends to continue to purchase various types of loans originated by other institutions both in its primary market area and to a limited extent other geographic areas throughout the country depending on market opportunities. The Bank generally purchases loans with servicing retained by the seller. During fiscal 1998, in connection with the Bank's efforts to diversify the repricing characteristics of its loan portfolio, $149.6 million of single family loans indexed to COFI were sold and a similar amount of loans indexed to the one-year Constant Maturity Treasury ("CMT") index were purchased.

The following tables set forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                FOR THE YEARS ENDED MARCH 31,
                                          ----------------------------------------
                                             1998           1997           1996
                                          ----------------------------------------
                                                   (DOLLARS IN THOUSANDS)
Beginning balance(1)                      $1,819,945      1,580,950      1,605,675
  Loans originated:
    One-to-four family                       248,224        354,391        179,765
    Multi-family                               2,721          4,844          1,755
    Commercial real estate                    16,693          2,656          6,578
    Construction and land                    226,321        109,747         59,431
    Commercial                                19,988          3,719              -
    Consumer                                  43,481         24,310         17,681
                                          ----------------------------------------
Total loans originated                       557,428        499,667        265,210
  Loans purchased                            163,045         28,417          9,303
                                          ----------------------------------------
      Total                                2,540,418      2,109,034      1,880,188
Less:
  Principal payments                        (471,544)      (225,996)      (192,237)
  Sales of loans                            (163,035)       (27,019)        (9,279)
  Securitization of loans                          -              -        (73,407)
  Accelerated disposition of loans                 -              -         (6,080)
  Transfer to foreclosed real
    estate owned (REO)                       (25,274)       (15,661)       (19,409)
  Change in undisbursed loan funds           (56,972)       (13,695)           904
  Change in allowance for loan losses          1,719         (7,980)          (447)
  Other(2)                                     3,003          1,262            717
                                          ----------------------------------------
Total loans                                1,828,315      1,819,945      1,580,950
  Loans held for sale, net                      (701)          (736)        (6,015)
                                          ----------------------------------------
Ending balance loans receivable, Net      $1,827,614      1,819,209      1,574,935
                                          ========================================

------------------------
(1)  Includes loans held for sale.
(2) Includes net capitalization of fees, amortization of premium or discount on loans and gain or loss on sale of loans.

     One-to-Four Family Residential Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans with maturities up to 40 years secured by one-to-four family residences substantially all of which are located in the Bank's primary market area. Loan originations are obtained from the Bank's loan representatives and their contacts with the local real estate industry, existing or past customers, members of the local communities and wholesale brokers who are compensated on a fee basis.

     At March 31, 1998, the Bank's total gross loans outstanding were $1.95 billion, of which $1.47 billion or 75.3% were one-to-four family residential mortgage loans. Of the $1.47 billion of loans, 33.1% were classified as loans secured by non-owner-occupied properties, which are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient income to cover debt service and any operating expenses. Of the one-to-four family residential mortgage loans outstanding at March 31, 1998, 98.1% were adjustable-rate loans. The Bank's one-to-four family residential adjustable-rate mortgage loans have historically been primarily indexed to COFI; however, the Bank has been increasing the origination of adjustable-rate mortgage loans indexed to other indices, primarily the one-year CMT index. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates that adjust monthly, semi-annually or annually. A portion of the Bank's adjustable-rate mortgage loans have introductory terms below the fully indexed rate. In underwriting such loans, the Bank qualifies the borrowers based upon the fully indexed rate. At the end of the introductory period, such loans will adjust either monthly, semi-annually or annually according to their terms. The Bank's adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. The Bank currently has a number of mortgage loan programs that may be subject to negative amortization. At March 31, 1998, the outstanding principal balances of these loans totaled $522.3 million (including $37.3 million of loans serviced by others in which the Bank has purchased a participating interest), or 35.6% of total one-to-four family residential mortgage loans. At March 31, 1998, the total outstanding negative amortization on these loans (excluding the $37.3 million of loans serviced by others) was $3.2 million. The negative amortization is generally capped at up to 110% of the original loan amount. Negative amortization involves a greater risk to the Bank because during a period of higher interest rates the loan principal may increase above the amount originally advanced. However, the Bank believes that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules.

     The Bank's policy is to originate one-to-four family residential mortgage loans in amounts up to 85% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses when it has been advantageous for the Bank to do so.

     Multi-Family Lending. The Bank originates multi-family mortgage loans generally secured by properties located in Southern California. As a result of declining economic conditions in its primary market area during the period of 1990 to 1995, the Bank de-emphasized the origination of multi-family loans through fiscal 1996. However with an improving Southern California economy during fiscal 1997, the Bank has selectively increased loan originations in this type of product. In reaching its decision on whether to make a multi-family loan, the Bank considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of at least 120-125%. Properties securing these loans are appraised and title insurance is required on all loans. Declines in the real estate values in the Bank's primary market area as a result of adverse economic conditions over the past several years, have resulted in an increase in the loan-to-value ratios on some mortgage loans subsequent to origination. However, many segments of the Bank's primary market area are presently experiencing economic recovery and real estate value appreciation.

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

     Loans secured by multi-family residential properties generally involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio.

     The Bank's multi-family loan portfolio at March 31, 1998 totaled $97.4 million or 5.0% of total gross loans. At March 31, 1998, substantially all of the Bank's multi-family loans were adjustable-rate indexed to COFI. The Bank's largest multi-family loan at March 31, 1998, had an outstanding balance of $3.0 million and is secured by a 52-unit apartment complex.

     Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties such as small office buildings or retail facilities located in Southern California. The Bank's underwriting policies provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to thirty years and have generally been indexed to COFI. However, the Bank has begun to originate loans of this type which are indexed to either the one-year CMT or six-month London Interbank Offered Rate (LIBOR) in an effort to diversify away from COFI indexed loan products, and terms have been reduced to 5 to 7 years with 25 to 30 year amortization. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service ratios of at least 120%. The largest commercial real estate loan in the Bank's portfolio at March 31, 1998 was $8.2 million and is secured by a retail center in La Jolla, California. At March 31, 1998, the Bank's commercial real estate loan portfolio was $144.0 million, or 7.4% of total gross loans.

     Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent upon the successful operation or management of the properties, repayment of such loans may be influenced to a great extent by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

     Construction and Land Lending. The Bank generally originates construction and land development loans to real estate developers and individuals in Southern California. The Bank has expanded, on a selective basis, construction and land lending to western states other than California. Such expansion has been undertaken with developers with whom the Bank has had long-term lending relationships. As of March 31, 1998, the Bank had construction and land loans outstanding for development of residential properties located in Colorado, Nevada, Utah and Oregon totaling $11.4 million, $7.0 million of which was disbursed. As of March 31, 1998, the remainder of the Bank's construction and land loans were for development of real estate located in California. The Bank's construction loans primarily are made to finance tract construction and the construction of one-to-four family residential properties. These loans are all adjustable-rate with maturities of one year or less and generally include extension options of six to eighteen months upon payment of an additional fee. The Bank's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction of commercial properties, up to 80% for multi-family properties and up to 85% for one-to-four family residences. The Bank requires an independent appraisal of the property and generally requires personal guarantees. Loan proceeds are disbursed as construction progresses and as inspections warrant. The Bank's inspectors generally visit projects on a weekly basis to monitor the progress of construction. Land loans are underwritten on an individual basis, but generally they do not exceed 65% of the actual cost or current appraised value of the property, whichever is less. The largest credit exposure in the construction and land loan portfolio as of March 31, 1998 consists of a group of loans to one borrower with original balances totaling $21.1 million (individual loans of $4.9 million, $5.3 million, $5.5 million and $5.4 million) for the acquisition and development of 97 residential lots and houses being built in phases in Rancho Mirage, California. The aggregate disbursed balance of these loans at March 31, 1998 was $7.9 million. Repayment is to come from the sale of the finished homes to end-users. The second largest loan in the Bank's construction and land loan portfolio at March 31, 1998 had a balance of $15.0 million and is for the acquisition and development of 188 attached and 212 detached home sites in Rancho Bernardo. Repayment will come from phased construction loans for the homes. The aggregate outstanding balance of this loan at March 31, 1998 was $14.3 million. At March 31, 1998, the balance of the Bank's construction and land loan portfolio was $185.2 million (9.5% of total gross loans), $89.8 million of which was disbursed.

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

     Consumer and Other Lending. The Bank's originated consumer loans consist primarily of home equity lines of credit ($35.1 million) and secured personal loans and lines of credit ($4.2 million). At March 31, 1998, the Bank's total consumer loan portfolio was $42.8 million or 2.2% of total gross loans.

     Commercial Business Lending. The Bank has expanded its operations to include commercial business lending. The year ended March 31, 1997 was the Bank's first full year of originating commercial business loans. Total term and revolving line of credit loans in the portfolio as of March 31, 1998 were $24.2 million, $12.5 million of which was outstanding. The largest loan in the commercial portfolio is a $2.0 million line of credit (none of which is currently outstanding) to an established residential retirement facility. The purpose of the revolving line is to facilitate ongoing upgrades to the facility.

     Commercial business lending is generally considered to involve a higher degree of credit risk than the forms of secured real estate lending that the Bank has traditionally engaged in. Commercial business loans may be originated on an unsecured basis or may be secured by collateral that is not readily marketable. The Bank generally requires personal guarantees on its commercial business loans. The risk of default by a commercial business borrower may be influenced by numerous factors which may include the strength of the worldwide, regional or local economies or sectors thereof, changes in technology or demand for particular goods and services and the ongoing ability of the commercial business borrower to successfully manage the business. Because of these risks, the Bank monitors the performance of its commercial business loans and the underlying businesses and individuals with a different focus than is typical of traditional one-to-four family residential mortgage lending. The monitoring of commercial business loans typically involves the periodic review of the financial statements and on-site visits to the businesses to which credit has been extended.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Loan Origination and Asset Review Committee (LOARC), the Management Loan Committee and specified officers of the Bank. The LOARC includes four of the seven outside Directors of the Bank as well as selected senior management staff. All loans must be approved by a majority of a quorum of the designated committee, group of officers or the designated individual. The following committees, groups of officers and individual officers are granted the authority to approve and commit the Bank to the funding of the following categories of loans: mortgage loans in amounts up to $299,999 and consumer loans in amounts up to $199,999 may be approved by the Bank's staff underwriters; mortgage loans in excess of $299,999 and up to $499,999 and consumer loans in excess of $199,999 and up to $299,999 may be approved by certain department managers; commercial business loans up to $499,999 may be approved by the Commercial Credit Administrator or Chief Lending Officer; mortgage loans in excess of $499,999 and up to $999,999 may be approved by the Major Loan Manager, the Senior Executive Vice President or Chief Lending Officer; mortgage loans in excess of $999,999 and up to $2,999,999, consumer loans in excess of $299,999 and up to $449,999 and commercial business loans in excess of $499,999 and up to $1,999,999 must be approved by the Management Loan Committee; and mortgage loans of $3.0 million or more, consumer loans in excess of $450,000 and commercial business loans of $2.0 million or more require the approval of the LOARC. The LOARC presently reviews all commercial business loans, post funding, for consistency with the Bank's goals and objectives. The Bank will not make loans to one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 1998 the Bank's limit on loans-to-one borrower was $32.0 million.

     Loan Servicing. The Bank also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans that have been sold by the Bank. At March 31, 1998, the Bank was servicing $390.2 million of loans for others. The Bank currently does not purchase servicing rights related to mortgage loans originated by other institutions.

     Delinquencies and Classified Assets. The Board of Directors generally performs a monthly review of all delinquent loans ninety days or more past due. In addition, management reviews on an ongoing basis all loans 15 or more days delinquent. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment 15 days after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, the Bank will commence foreclosure proceedings against the real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold by the Bank following foreclosure.

     Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful," or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as Loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, under current OTS policy, the Bank is required to consider establishing a valuation allowance in an amount deemed prudent by management to recognize the inherent credit risk associated with the asset. When the Bank classifies one or more assets, or portions thereof, as Loss, it is required either to establish a valuation allowance equal to 100% of the amount of the asset so classified or to charge off such amount. The Bank has adopted a policy of charging off all amounts classified as Loss.

     The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS who can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions in the past, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Although management believes that an adequate allowance for loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     The LOARC reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. The Bank utilizes an internal appraisal staff and Board approved independent appraisers to conduct appraisals at the time of foreclosure and subsequent appraisals on REO on a periodic basis. Qualified staff appraisers are also utilized for annual property inspections on all income producing properties with a loan balance over $1.0 million and other specified properties. Property inspections are intended to provide updated information concerning occupancy, maintenance, current rent levels, and changes in market conditions.

     At March 31, 1998, the Bank had $15.3 million of assets classified as Special Mention, net of allowances of $248,000 compared to $6.7 million classified as Special Mention, net of allowances of $93,000 at March 31, 1997. The main component of assets classified as Special Mention net of allowances were: 33 loans totaling $4.2 million secured by one-to-four family residences; and four large non-homogeneous loans (defined as loans with unpaid principal balances in excess of $500,000) which aggregated $6.2 million. At March 31, 1998, the Bank had $41.7 million of assets classified as Substandard, net of allowances of $5.1 million, compared to $48.0 million classified as Substandard, net of allowances of $8.5 million at March 31, 1997. The $6.3 million decrease in assets classified as Substandard, net between March 31, 1997 and 1998 was primarily attributable to improvement in the one-to-four family residential assets. One-to-four family residential loans classified as Substandard, decreased from 224 loans totaling $29.9 million, before allowances at March 31, 1997, to 172 loans totaling $21.1 million, before allowances at March 31, 1998. Commercial real estate loans classified as Substandard increased from 8 loans totaling $7.0 million, before allowances at March 31, 1997 to 10 loans totaling $10.2 million, before allowances at March 31, 1998. Multi-family loans classified as Substandard decreased from 17 loans totaling $8.8 million, before allowances at March 31, 1997 to 17 loans totaling $6.1 million, before allowances at March 31, 1998.

     The Bank's present policy is generally to continue to classify a troubled-debt restructured (TDR) loan as Substandard until the asset has performed at normal contact terms for a period of six to twelve months. Where there has been a forgiveness of principal or interest or a submarket interest rate granted, the loan is generally considered a troubled-debt restructure. Although the economy in general improved during fiscal 1998, the Bank continued to utilize early intervention and flexibility in restructuring some troubled loans with borrowers rather than foreclosing on the underlying properties. See "Non-Accrual and Past-Due Loans". At March 31, 1998 and 1997, there were no assets classified as Loss and only one asset at March 31, 1998 classified as Doubtful for $17,000. The composition of assets classified Substandard at March 31, 1998 and 1997 is set forth below.

                                                                   AT MARCH 31, 1998
                            ---------------------------------------------------------------------------------------------------
                                          LOANS                             REO                    TOTAL SUBSTANDARD ASSETS
                            ---------------------------------------------------------------------------------------------------
                             GROSS       NET        NUMBER     GROSS       NET        NUMBER     GROSS       NET        NUMBER
                            BALANCE   BALANCE(1)   OF LOANS   BALANCE   BALANCE(1)   OF LOANS   BALANCE   BALANCE(1)   OF LOANS
                            ---------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Real Estate:
  Residential:
    One-to-four family      $21,084    $18,537       172      $5,956     $5,956         74      $27,040    $24,493       246
    Multi-family              6,102      4,725        17         414        414          2        6,516      5,139        19
  Commercial real estate     10,197      9,644        10         512        512          1       10,709     10,156        11
  Construction and land         996        996         2       1,316        713          5        2,312      1,709         7
                            ------------------------------------------------------------------------------------------------
    Sub Total                38,379     33,902       201       8,198      7,595         82       46,577     41,497       283
Commercial                      183        183         3           -          -          -          183        183         3
                            ------------------------------------------------------------------------------------------------
Grand Total                 $38,562    $34,085       204      $8,198     $7,595         82      $46,760    $41,680       286
                            ================================================================================================

                                                                   AT MARCH 31, 1997
                            ---------------------------------------------------------------------------------------------------
                                          LOANS                             REO                    TOTAL SUBSTANDARD ASSETS
                            ---------------------------------------------------------------------------------------------------
                             GROSS       NET        NUMBER     GROSS       NET        NUMBER     GROSS       NET        NUMBER
                            BALANCE   BALANCE(1)   OF LOANS   BALANCE   BALANCE(1)   OF LOANS   BALANCE   BALANCE(1)   OF LOANS
                            ---------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Real Estate:
  Residential:
    One-to-four family      $29,853    $25,137       224      $4,085     $4,052         50      $33,938    $29,189        274
    Multi-family              8,807      6,717        17           -          -          -        8,807      6,717         17
  Commercial real estate      6,993      6,123         8         342        342          1        7,335      6,465          9
  Construction and land       2,395      1,910         2       3,647      3,351          6        6,042      5,261          8
                            -------------------------------------------------------------------------------------------------
Grand Total                 $48,048    $39,887       251      $8,074     $7,745         57      $56,122    $47,632        308
                            =================================================================================================

-------------------------
(1) Net balances are reduced for loss allowances established against Substandard loans and REO.

  Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, TDR loans and REO. There were 32 and 82 REO properties at March 31, 1998. It is the policy of the Bank to cease accruing and establish an allowance for all previously accrued but unpaid interest on loans 90 days or more past due. For the years ended March 31, 1998, 1997, 1996, 1995, and 1994, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $1.7 million, $2.2 million, $858,000, $987,000, and $2.7 million, respectively, none of which was recognized. During the year ended March 31, 1998 and 1997, the Company's average investment in impaired loans was $20,988 and $24,940, respectively and interest income recorded during these periods was $776 and $764, respectively of which $845 and $784, respectively was recorded utilizing the cash basis method of accounting. For the same period, the amount of interest income that would have been recognized on TDR loans if such loans had continued to perform in accordance with their contractual terms was $1.2 million, $1.3 million, $1.2 million, $506,000, and $513,000, respectively; $779,000, $942,000,
  $891,000, $326,000, and $391,000, of which was recognized. The decrease in TDR loans from $14.6 million at March 31, 1997 to $12.5 million at March 31, 1998 reflects a decrease in the number of TDR loans from 38 at March 31, 1997 to 32 at March 31, 1998.

                                                                           AT MARCH 31,
                                              -----------------------------------------------------------------------
                                                1998            1997            1996            1995           1994(1)
                                              -----------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Non-accrual loans:
Residential real estate:
    One-to-four family                        $13,834          19,258          17,794          14,418          22,556
    Multi-family                                  467             790           1,558           4,331           1,068
Commercial real estate                          2,717           1,331               -               -           6,349
Construction and land                             131           1,447           3,254           4,521           1,475
Consumer                                           40             524             345             443             477
                                              -----------------------------------------------------------------------
      Total                                    17,189          23,350          22,951          23,713          31,925
REO, net(2)                                     7,595           7,745           6,733           8,007          14,350
TDR loans                                      12,505          14,559          13,810           4,896           5,122
                                              -----------------------------------------------------------------------
Non-performing assets                         $37,289          45,654          43,494          36,616          51,397
                                              =======================================================================
Classified assets, gross                      $46,758          56,462          53,702          41,329          63,521
Allowance for loan losses as a
  percent of gross loans receivable(3)           1.33%           1.47%           1.21%           1.16%           0.81%
Allowance for loan losses as a
  percent of total non-performing
  loans(4)                                     151.27          118.72           86.01           81.36           36.72
Non-performing loans as a percent
  of gross loans receivable(3)(4)                0.88            1.24            1.41            1.43            2.20
Non-performing assets as a percent
  of total assets(4)                             1.33            1.80            2.17            1.99            3.11

------------------------
(1) Loans held for accelerated disposition at March 31, 1994 are included in non-accrual loans.
(2) REO balances are shown net of related loss allowances.
(3) Gross loans include loans receivable held for investment and loans receivable held for sale and excludes loans held for accelerated disposition.
(4) Non-performing assets consist of non-performing loans, TDR loans and REO. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans.

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:


                                       AT MARCH 31, 1998                                  AT MARCH 31, 1997
                         ----------------------------------------------------------------------------------------------------
                              60-89 DAYS            90 DAYS OR MORE(1)           60-89 DAYS            90 DAYS OR MORE(1)
                                     PRINCIPAL                 PRINCIPAL                 PRINCIPAL                 PRINCIPAL
                         NUMBER       BALANCE      NUMBER       BALANCE      NUMBER       BALANCE      NUMBER       BALANCE
                        OF LOANS     OF LOANS     OF LOANS     OF LOANS     OF LOANS     OF LOANS     OF LOANS     OF LOANS
                        ----------------------------------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
One-to-four family         38         $3,774        117         $13,834        46         $2,629         56         $19,258
Multi-family                -              -          3             467         1            118          2             790
Commercial real estate      -              -          5           2,717         2            675          2           1,331
Construction and land       -              -          1             131         -              -          1           1,447
Consumer                    5             46         16              40       188            283        215             524
                        ---------------------------------------------------------------------------------------------------
  Total                    43         $3,820        142         $17,189       237         $3,705        276         $23,350
                        ===================================================================================================

                                                     AT MARCH 31, 1996
                               --------------------------------------------------------------
                                        60-89 DAYS                     90 DAYS OR MORE(1)
                               --------------------------------------------------------------
                                                  PRINCIPAL                         PRINCIPAL
                                NUMBER             BALANCE           NUMBER          BALANCE
                               OF LOANS            OF LOANS         OF LOANS         OF LOANS
                               --------------------------------------------------------------
                                                  (DOLLARS IN THOUSANDS)
One-to-four family                27               $2,966              140           $17,794
Multi-family                       -                    -                5             1,558
Commercial real estate             -                    -                -                 -
Construction and land              -                    -                3             3,254
Consumer                          26                   29               76               345
                               -------------------------------------------------------------
  Total                           53               $2,995              224           $22,951
                               =============================================================

--------------------
(1) Loans 90 days or more past due are included in non-accrual loans. See "Non-Accrual and Past Due Loans."

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable, which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At March 31, 1998, the Bank's allowance for loan losses was $26.0 million or 1.33% of gross loans as compared to $27.7 million or 1.47% of gross loans at March 31, 1997. At March 31, 1998, the Bank had non-accrual loans of $17.2 million or 0.88% of gross loans compared to $23.4 million or 1.24% of gross loans at March 31, 1997. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate.

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

     The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                               FOR THE YEAR ENDED MARCH 31,
                                          -----------------------------------------------------------------------
                                            1998            1997            1996            1995            1994
                                          -----------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Beginning balance                         $27,721          19,741          19,294          11,723           6,391
Provision for loan losses                   7,099          13,661          10,895          13,901          20,796
Charge-offs:
  Real estate:
    One-to-four family                     (7,251)         (4,190)         (5,089)         (3,493)         (2,849)
    Multi-family                             (316)           (134)         (1,635)            (98)            (97)
    Commercial real estate                   (188)           (842)              -            (420)           (603)
    Construction and land                  (1,012)           (313)           (589)           (113)         (1,125)
  Loans held for accelerated
    disposition                                 -               -          (2,716)         (2,090)        (10,700)
  Consumer                                   (343)           (303)           (422)           (121)           (112)
                                          -----------------------------------------------------------------------
      Total                                (9,110)         (5,782)        (10,451)         (6,335)        (15,486)
Recoveries                                    292             101               3               5              22
                                          -----------------------------------------------------------------------
Ending balance                            $26,002          27,721          19,741          19,294          11,723
                                          =======================================================================
Net charge-offs to average gross
  loans outstanding                          0.47%           0.31%           0.64%           0.38%           1.07%

     The following tables set forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                                                                      AT MARCH 31,
                          ---------------------------------------------------------------------------------------------------------
                                         1998                               1997                                1996
                          ---------------------------------------------------------------------------------------------------------
                                                PERCENT OF                          PERCENT OF                          PERCENT OF
                                                GROSS LOANS                         GROSS LOANS                         GROSS LOANS
                                   PERCENT OF     IN EACH              PERCENT OF     IN EACH              PERCENT OF     IN EACH
                                   ALLOWANCE    CATEGORY TO            ALLOWANCE    CATEGORY TO            ALLOWANCE    CATEGORY TO
                                    TO TOTAL    TOTAL GROSS             TO TOTAL    TOTAL GROSS             TO TOTAL    TOTAL GROSS
                          AMOUNT   ALLOWANCE       LOANS      AMOUNT   ALLOWANCE       LOANS      AMOUNT   ALLOWANCE       LOANS
                          ---------------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
One-to-four family        $10,766    41.40%        75.28%     $13,841    49.93%        79.39%     $ 9,687    49.07%        77.85%
Multi-family                3,133    12.05          4.99        3,410    12.30          5.77        3,468    17.57          7.02
Commercial real estate      3,898    14.99          7.39        4,648    16.77          7.26        3,116    15.78          9.10
Construction and land       4,454    17.13          9.50        4,103    14.80          5.99        2,413    12.22          4.69
Commercial                  3,024    11.63          0.64           56     0.20          0.16            -        -             -
Consumer                      473     1.82          2.20        1,586     5.72          1.43          730     3.70          1.34
Unallocated                   254     0.98             -           77     0.28             -          327     1.66             -
                          ------------------------------------------------------------------------------------------------------
Total allowance
 for loan losses          $26,002   100.00%       100.00%     $27,721   100.00%       100.00%     $19,741   100.00%       100.00%
                          ======================================================================================================

                                                                    AT MARCH 31,
                              -----------------------------------------------------------------------------------------
                                                1995                                           1994
                              -----------------------------------------------------------------------------------------
                                                            PERCENT OF                                      PERCENT OF
                                                            GROSS LOANS                                     GROSS LOANS
                                            PERCENT OF        IN EACH                       PERCENT OF        IN EACH
                                             ALLOWANCE      CATEGORY TO                      ALLOWANCE      CATEGORY TO
                                             TO TOTAL       TOTAL GROSS                      TO TOTAL       TOTAL GROSS
                              AMOUNT         ALLOWANCE         LOANS          AMOUNT         ALLOWANCE         LOANS
                              -----------------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
One-to-four family            $ 9,710         50.33%           77.96%        $ 5,117           43.65%          73.73%
Multi-family                    2,485         12.88             7.23           1,278           10.90            8.53
Commercial real estate          2,160         11.20             8.86           2,436           20.78           10.76
Construction and land           3,826         19.83             4.59           2,109           17.99            5.50
Commercial                          -             -                -               -               -               -
Consumer                          653          3.38             1.36             660            5.63            1.48
Unallocated                       460          2.38                -             123            1.05               -
                              --------------------------------------------------------------------------------------
Total allowance for
 loan losses                  $19,294        100.00%          100.00%        $11,723          100.00%         100.00%
                              ======================================================================================

REAL ESTATE

     At March 31, 1998, the Bank had $8.3 million of REO and real estate acquired for development (REI), net of allowances. If the Bank acquires any REO, it is initially recorded at fair value less estimated costs to sell. If there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to obtain an appraisal on all REO at the time of possession. REI consists of a former branch facility and land acquired for a new branch site which the Bank subsequently decided to not pursue and a security interest in 26 lots held for development through the Bank's service corporation. The former branch facility was disposed of during the year ended March 31, 1996 and one of the parcels of REI with a carrying value of $418,000 was sold in April 1996 at a gain of $68,000. The Bank is currently exploring opportunities for sale of the land originally acquired for the new branch site. The following table sets forth certain information with regard to the Bank's REO and REI.




                                                                  AT MARCH 31,
                              -------------------------------------------------------------------------------------
                                   1998                  1997            1996              1995            1994
                              -------------------------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
REO                              $8,198                  8,074           11,495           13,028           17,708
Allowance for REO losses           (603)                  (329)          (4,762)          (5,021)          (3,358)
                              -------------------------------------------------------------------------------------
  REO, net                        7,595                  7,745            6,733            8,007           14,350
                              -------------------------------------------------------------------------------------
REI                                 731                  1,113              911            1,449            1,556
Allowance for REI losses              -                      -                -             (419)            (396)
                              -------------------------------------------------------------------------------------
  REI, net                          731                  1,113              911            1,030            1,160
                              -------------------------------------------------------------------------------------
Total real estate, net           $8,326                  8,858            7,644            9,037           15,510
                              =====================================================================================


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

     The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and MBS and other non-government guaranteed securities, including corporate debt obligations, that are investment grade.

     The investment powers of the Bancorp are substantially broader than those permitted of the Bank. The investment policy of the Bancorp as established by its Board of Directors, while generally consistent with that of the Bank, permits the investment by the Bancorp in equity securities and non-rated corporate debt obligations. At March 31, 1998, the Bancorp had direct equity investments of $6.2 million, investments in equity mutual funds of $7.5 million and investments in non-rated corporate debt obligations (trust preferred debt securities) of $17.4 million. Given the non-rated nature of the Company's investments in trust preferred debt securities along with the longer-term (typically 30 years) structure of the obligations, the

Company undertakes a review of the historical and current financial condition and operating results of the issuer prior to making an investment. These reviews are updated periodically during the holding periods for the investments.

     A portion of Company's direct equity investments are managed by the Bank's trust department on a no fee basis. The Company's equity mutual fund investments are placed with fund managers with whom the Company's Senior Management is familiar. The performance of the Company's direct and mutual fund equity investments is reviewed no less frequently than monthly by the Company's Senior Management.

     Unlike the securities comprising the Bank's investment portfolio, which by their nature present little to no risk of loss of principal or interest, the trust preferred debt securities and equity investments of the Bancorp are subject to partial or complete diminution in market value upon the occurrence of adverse economic events effecting the issuers of the securities.

     At March 31, 1998, the Company had $317.1 million in investment securities consisting primarily of investment grade corporate and U.S. agency securities including $125.7 million of U.S. agency securities that are callable at par by the issuers at specified dates prior to maturity. The Company invests in such callable securities when the yields to each call date and to final maturity exceed those available from comparable term and credit quality non-callable securities by amounts which management deems sufficient to compensate the Company for the call options inherent in the securities. The Company's MBS portfolio consists of adjustable-rate securities tied to the one-year CMT (26.0% of the portfolio), or six-month LIBOR (1.6% of the portfolio), seasoned fixed-rate securities (20.5% of the portfolio) and five and seven year balloon securities (49.6% of the portfolio). At March 31, 1998, the carrying value of the Company's MBS portfolio totaled $483.0 million, $481.6 million, 99.7% of which was classified as available-for-sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at March 31, 1998 and March 31, 1997." All of the Company's MBS were insured or guaranteed by either the Government National Mortgage Association (GNMA), FNMA or the Federal Home Loan Mortgage Corporation (FHLMC). Investments in MBS involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Company's Collateralized Mortgage Obligations (CMO) portfolio consists principally of adjustable rate securities tied to the one or three month LIBOR or the Prime rate. The adjustment intervals for these securities are generally monthly. Of the Company's $223.5 CMO portfolio, $220.8 million is backed by mortgages insured by FNMA or FHLMC. As with MBS, CMOs involve a risk that actual levels of prepayments will require an adjustment to the amortization of any premium or accretion of any discounts on the security with an adverse impact on the yield on the security. Additionally, the structure of many CMOs is such that their cash flows exhibit greater sensitivity to changes in prepayments than do traditional MBS.

     The following table sets forth certain information regarding the carrying and fair values of the Company's mortgage-backed securities at the dates indicated.

                                                                      AT MARCH 31,
                              ------------------------------------------------------------------------------------------
                                            1998                          1997                         1996
                              ------------------------------------------------------------------------------------------
                                  CARRYING           FAIR        CARRYING         FAIR         CARRYING         FAIR
                                   VALUE             VALUE         VALUE          VALUE          VALUE          VALUE
                              ------------------------------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
Held-to-maturity:
 FHLMC                               $1,373          1,375          5,490          5,509          7,134          7,180
                              ------------------------------------------------------------------------------------------
  Total held-to-maturity              1,373          1,375          5,490          5,509          7,134          7,180
                              ------------------------------------------------------------------------------------------
Available-for-sale:
 GNMA                                35,094         35,094         56,682         56,682         17,165         17,165
 FHLMC                              137,706        137,706        149,788        149,788         80,819         80,819
 FNMA                               308,820        308,820        279,539        279,539         27,604         27,604
                              ------------------------------------------------------------------------------------------
  Total available-for-sale          481,620        481,620        486,009        486,009        125,588        125,588
                              ------------------------------------------------------------------------------------------
Total mortgage-backed
 securities                        $482,993        482,995        491,499        491,518        132,722        132,768
                              ==========================================================================================


        The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities at the dates indicated:

                                                                    AT MARCH 31,
                           ------------------------------------------------------------------------------------------------
                                          1998                         1997                             1996
                           ------------------------------------------------------------------------------------------------
                                CARRYING         FAIR         CARRYING          FAIR          CARRYING             FAIR
                                 VALUE          VALUE          VALUE           VALUE           VALUE               VALUE
                           ------------------------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
Held-to-maturity
  Domestic corporate         $      -                -           15,000           15,000           24,936           24,975
  Collateralized mortgage
    obligations                     -                -              472              474            2,374            2,395
  U.S. government and
    federal agency
     obligations                  714              725              718              739              716              739
                           ------------------------------------------------------------------------------------------------
Total held-to-maturity       $    714              725           16,190           16,213           28,026           28,109
                           ------------------------------------------------------------------------------------------------
Available-for-sale:
  Collateralized mortgage
    obligations              $223,502          223,502           24,437           24,437            4,950            4,950
  FHLMC non-cumulative
    preferred stock             5,768            5,768            5,600            5,600                -                -
  Trust preferred debt
    securities                 17,359           17,359                -                -                -                -
  Equity securities
    Direct                      6,239            6,239                -                -                -                -
    Mutual funds                7,490            7,490                -                -                -                -
  U.S. government and
    federal agency
     obligations               56,052           56,052           57,610           57,610            4,982            4,982
                           ------------------------------------------------------------------------------------------------
Total available-for-sale      316,410          316,410           87,647           87,647            9,932            9,932
                           ------------------------------------------------------------------------------------------------
      Total                  $317,124          317,135          103,837          103,860           37,958           38,041
                           ================================================================================================

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities and mortgage-backed securities as of March 31, 1998.



                                                                             AT MARCH 31, 1998
                                           ------------------------------------------------------------------------------------
                                                                                MORE THAN ONE               MORE THAN FIVE
                                                  ONE YEAR OR LESS            YEAR TO FIVE YEARS          YEARS TO TEN YEARS
                                           ------------------------------------------------------------------------------------
                                                               WEIGHTED                      WEIGHTED                  WEIGHTED
                                               CARRYING        AVERAGE         CARRYING      AVERAGE      CARRYING      AVERAGE
                                                 VALUE          YIELD           VALUE         YIELD        VALUE         YIELD
                                           ------------------------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage-backed securities
 Held-to-maturity:
  FHLMC                                        $    -              -%         $  1,373        6.39%        $      -         -%
  FNMA                                              -              -                 -           -                -         -
  GNMA                                              -              -                 -           -                -         -
                                           ------------------------------------------------------------------------------------
 Total held-to-maturity                             -              -             1,373        6.39                -         -
 Available-for-sale
  FHLMC                                             -              -            60,690        6.23           20,260      6.58
  FNMA                                              -              -            46,282        6.17          129,534      6.52
  GNMA                                              -              -                 -           -              128      9.10
                                           ------------------------------------------------------------------------------------
 Total available-for-sale                           -              -           106,972        6.20          149,922      6.53
                                           ------------------------------------------------------------------------------------
Total mortgage-backed securities               $    -              -%         $108,345        6.21%        $149,922      6.53%
                                           ====================================================================================
Investment securities:
 Held-to-maturity:
  U.S. government and Federal agency
      obligations                              $    -              -%         $    714        7.08%        $      -         -%
                                           ------------------------------------------------------------------------------------
 Total held-to-maturity                             -              -               714        7.08                -         -
                                           ------------------------------------------------------------------------------------
 Available-for-sale:
  collateralized mortgage obligations               -              -                 -           -                -         -
  FHLMC non-cumulative preferred stock              -              -                 -           -                -         -
  Trust preferred debt securities                   -              -                 -           -                -         -
  Equity securities
   Direct (1)                                       -              -                 -           -                -         -
   Mutual funds (1)                                 -              -                 -           -                -         -
  U.S. government and federal agency
      obligations                               4,997           6.02            51,055        6.34                -         -
                                           ------------------------------------------------------------------------------------
 Total available-for-sale                       4,997           6.02            51,055        6.34                -         -
                                           ------------------------------------------------------------------------------------
Total investment securities                    $4,997           6.02%          $51,769        6.35%        $      -         -%
                                           ====================================================================================

                                                                AT MARCH 31, 1998
                                           -----------------------------------------------------------
                                                     MORE THAN TEN
                                                         YEARS                        TOTAL
                                           -----------------------------------------------------------
                                                               WEIGHTED                      WEIGHTED
                                               CARRYING        AVERAGE         CARRYING      AVERAGE
                                                 VALUE          YIELD           VALUE         YIELD
                                           -----------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
Mortgage-backed securities
 Held-to-maturity:
  FHLMC                                      $      -              -%         $  1,373        6.39%
  FNMA                                              -              -                             -
  GNMA                                              -              -                 -           -
                                           -----------------------------------------------------------
 Total held-to-maturity                             -              -             1,373        6.39
 Available-for-sale
  FHLMC                                        56,756           7.05           137,706        6.62
  FNMA                                        133,004           7.21           308,820        6.77
  GNMA                                         34,966           7.28            35,094        7.29
                                           -----------------------------------------------------------
 Total available-for-sale                     224,726           7.18           481,620        6.77
                                           -----------------------------------------------------------
Total mortgage-backed securities             $224,726           7.18%         $482,993        6.76%
                                           ===========================================================
Investment securities:
 Held-to-maturity:
  U.S. government and Federal agency
      obligations                            $      -              -%         $    714        7.08%
                                           -----------------------------------------------------------
 Total held-to-maturity                             -              -               714        7.08
                                           -----------------------------------------------------------
 Available-for-sale:
  collateralized mortgage obligations         223,502           6.67           223,502        6.67
  FHLMC non-cumulative preferred stock          5,768           6.13             5,768        6.13
  Trust preferred debt securities              17,359           7.98            17,359        7.98
  Equity securities
   Direct (1)                                   6,239          14.02             6,239       14.02
   Mutual funds (1)                             7,490          36.68             7,490       36.68
  U.S. government and federal agency
      obligations                                   -              -            56,052        6.31
                                           -----------------------------------------------------------
 Total available-for-sale                     260,358           6.75           316,410        6.67
                                           -----------------------------------------------------------
Total investment securities                  $260,358           6.75%         $317,124        6.67%
                                           ===========================================================

------------------------------

(1) "Yield" derived from unrealized change in market value of equity securities is not included in totals for purposes of the calculation of weighted average yield on the portfolio here or on average balance sheets in
     Item 7 - "Managements Discussion and Analysis of Financial Condition and Results of Operations".

SOURCES OF FUNDS


     General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank's funds for lending, investing and other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW and other demand accounts, money market savings accounts and certificate accounts. The terms of the fixed-rate certificate accounts offered by the Bank vary from 90 days to five years and the offering rates are established by the Bank on a weekly basis. Once an account is established, no additional amounts are permitted to be deposited in fixed-rate accounts. The Bank's 12-month and 18-month (which is no longer offered) step-up certificates permit additions to the account and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Variable-rate certificates offer rates that change each month relative to COFI and additions to the account are permitted. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. During the later stages of fiscal 1996, prior to the downstreaming of $105.0 of capital to the Bank from the Bancorp in connection with the Bancorp's initial public offering, the Bank intentionally constrained its growth in assets and deposits in order to maintain its regulatory capital ratios at a level which would continue to qualify the Bank as a "Awell capitalized" institution under the OTS prompt corrective action regulations. See ARegulation and Supervision - Federal Savings Institution Regulation@. At March 31, 1998, the Bank had $987.1 million of certificate accounts maturing in less than one year. The Bank expects to retain a substantial portion of these maturing dollars. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

     During the fourth quarter of fiscal 1998, the Bank opened a wholesale deposit operation (Money Desk) through its telebanking center. The Bank's Money Desk solicits deposits directly from individual and institutional investors. At March 31, 1998 the Bank's certificate accounts include $8.7 million generated through the Money Desk. The weighted average interest rate on these deposits was 5.58% at March 31, 1998.

     The following table presents the deposit activity of the Bank for the periods indicated:

                                                           FOR THE YEAR ENDED MARCH 31,
                                                     1998               1997              1996
                                               ----------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
Net deposits (withdrawals)                        $(49,543)           (42,601)           (60,762)
Interest credited on deposit accounts               79,318             71,577             73,419
                                               ----------------------------------------------------
      Total increase in deposit accounts          $ 29,775             28,976             12,657
                                               ====================================================


     At March 31, 1998, the Bank had $306.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                         WEIGHTED
          MATURITY PERIOD                             AMOUNT           AVERAGE RATE
-------------------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
Three months or less                               $ 69,211                5.52%
Over three through six months                       106,994                5.67
Over six through 12 months                           90,949                5.62
Over 12 months                                       39,033                5.99
                                               --------------------------------------
      Total                                        $306,187                5.66%
                                               ======================================

   The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.



                                                                      FOR THE YEAR ENDED MARCH 31,
                                   -------------------------------------------------------------------------------------------------

                                                 1998                             1997                           1996
                                   -------------------------------------------------------------------------------------------------

                                                 PERCENT                         PERCENT                         PERCENT
                                                 OF TOTAL   WEIGHTED             OF TOTAL   WEIGHTED             OF TOTAL   WEIGHTED
                                       AVERAGE   AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE
                                       BALANCE   DEPOSITS     RATE     BALANCE   DEPOSITS     RATE     BALANCE   DEPOSITS     RATE
                                   -------------------------------------------------------------------------------------------------

                                                                          (DOLLARS IN THOUSANDS)
Passbook accounts                    $162,874     9.48%       2.58%   $192,520   11.48%       2.87%    $115,878     6.93%    2.29%
Money market savings accounts         193,146    11.25       4.13      111,793    6.66       3.52       159,276     9.52     2.52
NOW accounts                          126,244     7.35       0.96      106,355    6.34       0.91       119,849     7.16     0.95
Non-interest bearing accounts          33,054     1.92          -       27,292    1.63          -         5,287     0.31        -
                                   -------------------------------------------------------------------------------------------------
    Total                             515,318    30.00                 437,960   26.11                  400,290    23.92
Certificate accounts:
  Variable-rate certificates of
   deposit                             26,852     1.56       5.03       45,395    2.71       4.88        57,216     3.42     5.20
  Step-up certificates of deposit     126,123     7.35       5.50      303,595   18.10       5.77       397,981    23.79     6.10
  Less than 6 months                   49,145     2.86       4.60      171,594   10.23       4.94       100,582     6.01     5.24
  6 through 11 months                 234,850    13.68       5.41      184,274   10.98       5.09       237,340    14.19     5.42
  12 though 23 months                 581,927    33.89       5.66      304,984   18.18       5.35       259,603    15.52     6.03
  24 months through 47 months          76,129     4.43       5.68       85,515   5.10        5.64        82,890     4.95     5.56
  48 months or greater                 96,835     5.64       5.82      111,648   6.65        5.78       110,600     6.61     6.04
  Jumbo                                 9,800      .57       5.99       31,021   1.85        5.39        23,434     1.40     5.74
  Acquired certificates of
   deposit(1)                             328      .02       4.14        1,484   0.09        4.28         3,236     0.19     5.03
                                   -------------------------------------------------------------------------------------------------

    Total certificate accounts      1,201,989    70.00       5.55%   1,239,510   73.89       5.55%    1,272,882    76.08     5.80%
                                   -------------------------------------------------------------------------------------------------

      Total average deposits       $1,717,307   100.00%             $1,677,470  100.00%              $1,673,172   100.00%
                                   =================================================================================================



----------------------------
(1) These certificates of deposit were acquired in connection with various acquisitions of branch offices from other institutions.

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 1998.



                                        PERIOD TO MATURITY FROM MARCH 31, 1998                              AT MARCH 31,
                    --------------------------------------------------------------------------------------------------------------
                     LESS THAN    ONE TO       TWO TO       THREE TO     FOUR TO     MORE THAN
                     ONE YEAR    TWO YEARS   THREE YEARS   FOUR YEARS   FIVE YEARS   FIVE YEARS       1998       1997       1996
                    --------------------------------------------------------------------------------------------------------------
                                                         (DOLLARS IN THOUSANDS)
0.00 to 4.00%       $    684          11           2            4           -              1           702         828       2,046
4.01 to 5.00%         58,476       2,132          37           91           -              4        60,740     116,684     143,539
5.01 to 6.00%        880,629     108,904      20,060       11,869       11,435         2,614     1,035,511   1,034,377     772,541
6.01 to 7.00%         47,294      20,465      10,607          823        1,804            93        81,086      87,082     330,461
7.01 to 8.00%              -         325           -           24            -             -           349       1,006       9,868
8.01 to 9.00%              -           -           -            -            -             -             -           -         376
Over 9.01%                 -         127           -            -            -             -           127         254         127
                    --------------------------------------------------------------------------------------------------------------
      Total         $987,083     131,964      30,706       12,811       13,239         2,712     1,178,515   1,240,231   1,258,958
                    ==============================================================================================================

  FHLB Advances and Other Borrowings. The Bank utilizes FHLB advances and reverse repurchase agreements as alternative sources of funds to retail deposits. These borrowings are collateralized by MBS and other investment securities and, in the case of certain FHLB advances, certain of the Bank=s mortgage loans and secondarily by the Bank=s investment in the capital stock of the FHLB. See ARegulation and Supervision-Federal Home Loan Bank System@. The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Bank fluctuates from time to time in accordance with the policies of the OTS and FHLB.

  At March 31, 1998, the Bank had outstanding FHLB advances and other borrowings of $785.9 million at a weighted average cost of 5.70% secured by GNMA, FNMA and FHLMC MBS and other investment securities. The original terms of the FHLB advances and other borrowings outstanding at March 31, 1998, range from 1 day to 10 years. The Bank expects to continue to utilize FHLB advances and other borrowings including reverse repurchase agreements as secondary sources of funds to deposit liabilities. FHLB advances and other borrowings are utilized to balance the differential net cash flows arising from loan and deposit activities and as a primary funding vehicle for the Bank=s investment in MBS and other investment securities. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account.

  During fiscal 1998, the Bank increased its use of putable FHLB advances.
Under the putable advance program, in exchange for a favorable interest rate on the borrowing, the Bank grants to the FHLB an option to "put" the advance back to the Bank at specified quarterly "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, the Bank obtains funds below the cost of non-putable FHLB advances which have fixed maturities between the first "put" date and the final maturity date of the putable advance. In exchange for this favorable funding rate, the Bank is exposed to the risk that the advance is "put" back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a new borrowing at a less advantageous cost. The Bank's increased use of putable advances has allowed the Bank to extend the term to maturity and initial "put" dates of its funding in connection with increased investment in balloon MBS products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management".

  The use of reverse repurchase agreements involves the risk that between the dates of "sale" and subsequent repurchase, a decline in the market value of the underlying security may require the sale of additional securities to the counterparty to the reverse repurchase agreement. See "Sources of Funds - FHLB Advances and Other Borrowings".

The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:



                                                          AT OR FOR THE YEARS ENDED MARCH 31,
                                             ------------------------------------------------------------
                                                     1998                  1997                 1996
                                             ------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding                     $601,078               $335,188              $19,768
  Maximum amount outstanding at any
    month-end during the year                      790,086                545,400               68,985
  Balance outstanding at end of year(1)            735,886                480,000               19,722
  Weighted average interest rate during
    the year                                          5.87%                  5.78%                5.66%
  Weighted average interest rate end
    of year                                           5.70%                  5.78%                5.52%

Reverse repurchase agreements:
  Average balance outstanding                      $50,000                $10,129              $63,839
  Maximum amount outstanding at any
    month-end during the year                       50,000                 50,000               96,681
  Balance outstanding at end of year(1)             50,000                 50,000                    -
  Weighted average interest rate during
    the year                                          5.87%                  5.96%                5.97%
  Weighted average interest rate end
    of year                                           5.87%                  5.87%                   -

-----------------------------------------

(1) Included in the balances of FHLB advances and reverse repurchase agreements outstanding at March 31, 1998 are putable borrowings of $250.0 million and $50.0 million, respectively, with initial put dates ranging from June 1998 to February 2003 and February 1999 to December 1999, respectively. The weighted average term to maturity for these putable borrowings are 55 and 46 months, respectively, and the weighted average terms to first put dates are 26 and 22 months, respectively.

SUBSIDIARY ACTIVITIES

     Pomona Financial Services, Inc.("PFS"), is a wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporations described below and acts as trustee under deeds of trusts. For the year ended March 31, 1998, PFS had net earnings of $138,000.

     PFF Insurance Service ("PFFIS") is a wholly owned subsidiary of PFS. Prior to July 1994, PFFIS operated as an agency selling various personal and business insurance policies strictly as an adjunct to the Bank's traditional thrift business. As part of the Bank's strategy to diversify the products and services it offers and restructure its balance sheet, a decision was made to expand the role of PFFIS. In July 1994, PFFIS was authorized to sell fixed annuities to the Bank's customers through the Bank's branches. In August 1995, PFFIS was further authorized to offer variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. In addition, PFFIS is working with vendors of other insurance products, such as auto, home and life insurance, to further expand the products and services offered to the Bank's customers and members of the local community. For the year ended March 31, 1998, PFFIS had net earnings of $377,000.

     Diversified Services, Inc. ("DSI") is a wholly owned subsidiary of PFS. DSI participates as an investor in residential real estate projects. For the year ended March 31, 1998, DSI had net earnings of $33,000. DSI has not participated to any material extent in real estate activities over the past several years due to local real estate market conditions. DSI may consider additional real estate activities as market conditions warrant.

PERSONNEL

     As of March 31, 1998, the Bank had 464 full-time employees and 125 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. See
Item 11 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.



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

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Bancorp, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Bancorp.

HOLDING COMPANY REGULATION

     The Bancorp is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Bancorp generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Bancorp of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1998, the Bank met each of its capital requirements and it is anticipated that the Bank would not be subject to the interest rate risk component.

     The following table presents the Bank's capital position at March 31, 1998.



                                                                            ACTUAL         REQUIRED
                            ACTUAL         REQUIRED         EXCESS        PERCENTAGE      PERCENTAGE
                         ----------------------------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)
Tangible                   $195,298         41,280         154,018          7.10%           1.50%
Core (Leverage)             195,298         82,559         112,739          7.10            3.00
Risk-based                  213,617         120,481         93,136         14.17            8.00


     PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of under capitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

  INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $10.9 million on a pre-tax basis and $6.3 million on an after-tax basis.

  The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund that primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

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

  The Bank's assessment rate for fiscal 1998 ranged from 6.1 to 6.5 basis points and the premium paid for this period was $1.5 million. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

  THRIFT RECHARTERING LEGISLATION. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Bancorp. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

  LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 1998, the Bank's limit on loans to one borrower was $32.0 million. At March 31, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $19.6 million.

  QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association must either qualify as a "domestic building and loan association" as defined in the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

  A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 1998, the Bank maintained 81.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

  LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At March 31, 1998, the Bank was a Tier 1 Bank.

  LIQUIDITY. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement was 4% at March 31, 1998, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also formerly required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawal deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently eliminated the 1% short-term liquid asset requirement. The Bank's liquidity ratio for March 31, 1998 was 4.6%, which exceeded the applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 1998 totaled $395,000.

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

  The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

  ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

FEDERAL RESERVE SYSTEM

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the

Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and increased the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Bancorp reports its income on a calendar year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The Company and its subsidiary file federal income tax returns on a consolidated basis. The Bank has been audited by the IRS through the 1990 tax year and the California Franchise Tax Board through the 1985 tax year and for the 1993 tax year. The statute of limitations has closed for all tax years for both IRS and California Franchise Tax Board purposes through the 1992 tax year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

     Tax Bad Debt Reserve. Formerly, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions , which additions could, within specified formula limits, be deducted in arriving at taxable income. The Bank's deduction with respect to "qualifying loans," ( generally loans secured by certain interests in real property), could be computed using a percentage based on the Bank's actual loss experience, (the "experience method"), or a percentage equal to eight percent of the Bank's taxable income before such deduction (the "percentage of taxable income method"). Each year the Bank selected the more favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

     Pursuant to the Small Business Job Protection Act of 1996 (the "Act"), Congress repealed the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. The Bank changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Bank does not have applicable excess reserves subject to recapture. However, the Bank's tax bad debt reserve balance of approximately $25.3 million (as of March 31, 1998) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to shareholders that would result in recapture of any portion of its bad debt reserves. These reserves would also be subject to recapture if the bank fails to qualify as a "bank" for federal income tax purposes.

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

Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1996 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

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

STATE AND LOCAL TAXATION

     State of California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank); however, the total tax rate cannot exceed 11.7%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six-year weighted average loss experience method. The Bancorp and its California subsidiary file California state franchise tax returns on a combined basis. Assuming that the holding company form of organization is continued to be utilized, the Bancorp, as a savings and loan holding company commercially domiciled in California, will generally be treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously for the Bank.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Bancorp is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES.
-------------------

     PFF Bank & Trust, as of March 31, 1998, conducted its business through twenty-three banking branches, two separate trust offices, a regional loan center, a human resource and training center, plus one executive administrative building and one records center. The Bank opened its twenty-fourth full service banking branch on April 1, 1998.

     The executive offices for the Bank and the Bancorp are located at 350 South Garey Avenue, Pomona, California.

     Of the twenty-three bank branches, seventeen of the buildings and the land on which they are located are owned, one building is owned on leased land, and five buildings and the land on which they are located are leased. The two separate trust offices and the administrative offices and land on which they are located are leased, and the human resources and training center and the records center and land occupied by them are owned.

     As of March 31, 1998, the net book value of owned real estate including the branch located on leased land totaled $18.5 million. The net book value of leased branch offices was $2.1 million. The net book value of furniture, fixtures and electronic data processing equipment was $7.0 million.

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

     None.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

     The Common Stock of PFF Bancorp, Inc. is traded over-the-counter on the NASDAQ National Market under the symbol "PFFB." The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of PFF Bancorp, Inc. common stock. To date, the Bancorp has not paid a dividend to its stockholders. In the future, the Board of Directors may consider a policy of paying cash dividends on the Common Stock. As of March 31, 1998, there were 4,752 holders of the Common Stock of the Company, which includes the approximate number of shares held in street name.

                                           HIGH                LOW             CLOSING
                                    ------------------------------------------------------
Year Ended March 31, 1998
    First Quarter                         $19.00                13.25            18.75
    Second Quarter                         20.13                17.75            19.38
    Third Quarter                          22.19                17.94            19.88
    Fourth Quarter                         21.13                16.88            20.63

Year Ended March 31, 1997
    First Quarter                         $11.75                10.50            11.13
    Second Quarter                         12.75                10.25            12.38
    Third Quarter                          14.88                12.13            14.88
    Fourth Quarter                         17.00                14.00            14.38


ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the consolidated financial statements of the Company and notes thereto - See Item 8
- "Financial Statements and Supplementary Data".

                                                                    AT MARCH 31,
                                         ----------------------------------------------------------------------
                                            1998        1997           1996            1995            1994
                                         ----------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Total assets                             $2,812,384   2,535,767       2,008,139       1,842,877       1,654,879
Investment securities held-to-
  maturity(1)                                   714      16,190          28,026          40,059          78,796
Investment securities
 available-for-sale(1)                      316,410      87,647           9,932           6,881               -
Mortgage-backed securities held-
  to-maturity(1)                              1,373       5,490           7,134          80,778           4,026
Mortgage-backed securities
  available-for-sale(1)                     481,620     486,009         125,588               -               -
Loans held for sale                             701         736           6,015               -           4,721
Loans held for accelerated
  disposition                                     -           -               -               -          22,593
Loans receivable, net(2)                  1,827,614   1,819,209       1,574,935       1,605,675       1,395,498
Deposits                                  1,740,824   1,711,049       1,682,073       1,669,416       1,523,647
FHLB advances and other
  borrowings                                785,886     530,000          19,722          49,095               -
Stockholders' equity, substantially
  restricted                                254,278     265,526         289,071         108,053         112,281

                                                        (continued on next page)

                                                              FOR THE YEAR ENDED MARCH 31,
                                         -------------------------------------------------------------------
                                            1998        1997           1996            1995            1994
                                         -------------------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED OPERATING DATA:
Interest income                          $  191,368   168,515         136,173         108,009         109,190
Interest expense                            118,517    99,306          87,556          62,066          54,939
                                         --------------------------------------------------------------------
Net interest income before
  provision for loan losses                  72,851    69,209          48,617          45,943          54,251
Provision for loan losses                     7,099    13,661          10,895          13,901          20,796
                                         --------------------------------------------------------------------
Net interest income after
  provision for loan losses                  65,752    55,548          37,722          32,042          33,455
Non-interest income                          14,280    10,227           8,139           4,912           6,507
Non-interest expense:
  General and administrative
    expense                                  51,560    49,381          40,475          39,534          39,229
  SAIF recapitalizatiion assessment               -    10,900               -               -               -
  Real estate operations, net                   473      (325)          1,670           4,691           4,839
                                         --------------------------------------------------------------------
Total non-interest expense                   52,033    59,956          42,145          44,225          44,068
                                         --------------------------------------------------------------------
Earnings (loss) before income
  Taxes                                      27,999     5,819           3,716          (7,271)         (4,106)
Income taxes (benefit)                       12,019     3,087           1,651          (3,112)         (1,198)
                                         --------------------------------------------------------------------
Net earnings (loss)                      $   15,980     2,732           2,065          (4,159)         (2,908)
                                         ====================================================================
Basic earnings per share (10)            $     1.00      0.15             N/A             N/A             N/A
                                         ====================================================================
Diluted earnings per share (10)          $      .95      0.15             N/A             N/A             N/A
                                         ====================================================================

                                                        (continued on next page)

                                                               AT OR FOR THE YEAR ENDED MARCH 31,
                                             ------------------------------------------------------------------------
                                               1998           1997            1996            1995            1994
                                             ------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
PERFORMANCE RATIOS:
  Return on average assets                       0.60%           0.12            0.11           (0.24)          (0.18)
  Return on average equity                       6.07            0.96            1.86           (3.68)          (2.47)
  Average equity to average assets               9.87           12.10            5.88            6.60            7.14
  Equity to total assets at end of
   period                                        9.04           10.47           14.39            5.86            6.78
  Average interest rate spread(4)                2.41            2.52            2.51            2.63            3.23
  Net interest margin(5)                         2.82            3.05            2.66             2.8            3.42
  Average interest-earning assets to
    average interest-bearing
     liabilities                               108.98          112.04          103.17          104.52           15.66
  Efficiency ratio(6)                           59.18           62.16           71.31           77.74           64.57
  General and administrative
    expense to average assets                    1.93            2.10            2.14            2.31            2.38
REGULATORY CAPITAL RATIOS(3)(7):
  Tangible capital                               7.10            8.46           10.53            5.67            6.77
  Core capital                                   7.10            8.46           10.53            5.67            6.77
  Risk-based capital                            14.17           16.54           20.93           10.56           11.31
ASSET QUALITY RATIOS(3):
  Non-performing loans as a percent
   of gross loans receivable(8)(9)               0.88            1.24            1.41            1.43            2.20
  Non-performing assets as a percent
    of total assest(9)                           1.33            1.80            2.17            1.99            3.11
  Allowance for loan losses as a
    percent of gross loans
     receivable(8)                               1.33            1.47            1.21            1.16            0.81
  Allowance for loan losses as a
    percent of non-performing
     loans(9)                                  151.27          118.72           86.01           81.36           36.72
  Allowance for loan losses as a
    percent of total assets                      0.92            1.09            0.98            1.05            0.71
  NUMBER OF FULL-SERVICE CUSTOMER
    FACILITIES                                     23              23              22              22              21
Loan originations                            $557,428         499,667         265,210         403,073         494,134

____________________________
(1) The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective as of April 1, 1994. Prior to the adoption of SFAS No. 115, investment securities and mortgage-backed securities held-for-sale were carried at the lower of amortized cost or market value, as adjusted for amortization of premiums and accretion of discounts over the remaining terms of the securities from the dates of purchase.
(2) The allowance for loan losses at March 31, 1998, 1997, 1996, 1995, and 1994 were $26.0 million, $27.7 million $19.7 million, $19.3 million, and $11.7 million, respectively.
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. All ratios are based on average monthly balances during the indicated periods.
(4) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percent of average interest-earning assets.
(6) The efficiency ratio represents general and administrative expense as a percent of net interest income before provision for loan losses plus non-interest income.
(7) For definitions and further information relating to the Bank's regulatory capital requirements, see "Regulation - Federal Savings Institution Regulation - Capital Requirements".
(8) Gross loans receivable includes loans receivable held for investment and loans held for sale and excludes loans held for accelerated disposition.
(9) Non-performing assets consist of non-performing loans, TDR loans and REO. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. It is the Bank's policy to cease accruing interest on loans 90 days or more past due. See "Business of the Bank - Non-Accrual and Past Due Loans" and "Real Estate".
(10) Earnings per share have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         -------------

ASSET/LIABILITY MANAGEMENT

     The Company's earnings depend primarily on its net interest income. Net interest income is affected by the amount of, and the difference between yields on interest earning assets and the cost of interest-bearing liabilities ("interest rate spread"). Changes in interest rate spread ("interest rate risk") are influenced to a significant degree by the repricing characteristics of assets and liabilities ("timing risk"), the relationship between various rates ("basis risk"), customer options, and changes in the shape of the yield curve.


     The Company's Asset/Liability Committee ("ALCO") is responsible for implementing the interest rate risk policies designed to manage its interest rate risk exposure. The Board of Directors approves acceptable interest rate risk levels or "limits" designed to provide sufficient net interest income and market value of shareholder equity (NPV) assuming specified changes in interest rates. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.


     One measure of the Company's exposure to interest rate risk is shown in the following table which sets forth the repricing frequency of its major assets and liabilities as of March 31, 1998. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, and the scheduled principal payments and estimated prepayments. Repricing of liabilities are based upon the contractual maturities, estimated decay rates for passbook, NOW and other demand accounts and money market savings accounts ("Core Deposits"), and the earliest repricing opportunity for variable and floating rate instruments. The Company also had $300 million of putable borrowings on the balance sheet as of March
31, 1998 that are assumed to reprice at their final maturity. The interest rate sensitivity of the Company's assets and liabilities illustrated in this document would vary substantially if different assumptions were used, or if actual experience differed from that assumed.


                                                MORE THAN 3    MORE THAN 6     MORE THAN 12    MORE THAN 3
                                    3 MONTHS    MONTHS TO 6    MONTHS TO 12    MONTHS TO 3     YEARS TO 5    MORE THAN 5
                                    OR LESS     MONTHS         MONTHS          YEARS           YEARS         YEARS         TOTAL
                                    ------------------------------------------------------------------------------------------------

                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Investment securities and
   FHLB stock(1)                    $  257,352    6,115          2,102          35,995          34,287        34,195         370,046
Loans and mortgage-backed
 securities:(1)
    Mortgage-backed securities          68,532   60,372         93,793         145,260          87,411        27,625         482,993
    Loans receivable, net              943,111  335,863        182,307         317,293          30,755        18,986       1,828,315
                                    ------------------------------------------------------------------------------------------------
    Total loans and mortgage-backed
     securities                      1,011,643  396,235        276,100         462,553        118,166         46,611       2,311,308
                                    ------------------------------------------------------------------------------------------------
     Total interest-earning assets   1,268,995  402,350        278,202         498,548        152,453         80,806       2,681,354
  Non-interest earning assets                -        -              -               -              -        131,030         131,030
                                    ------------------------------------------------------------------------------------------------
     Total Assets                    1,268,995  402,350        278,202         498,548        152,453        211,836       2,812,384
                                    ================================================================================================
Interest-bearing liabilities:
  Fixed maturity deposits              314,432  386,944        328,736         123,388         23,649          1,366       1,178,515
  Core deposits(2)                      34,285   34,285         68,568         274,272        130,761         20,138         562,309
                                    ------------------------------------------------------------------------------------------------
     Total deposits                    348,717  421,229        397,304         397,660        154,410         21,504       1,740,824
  Borrowings(3)                        251,000  147,886         72,000          60,000        240,000         15,000         785,886
                                    ------------------------------------------------------------------------------------------------
     Total interest-bearing
      liabilities                      599,717  569,115        469,304         457,660        394,410         36,504       2,526,710

  Non-interest bearing liabilities           -        -              -               -              -         31,396          31,396
  Equity                                     -        -              -               -              -        254,278         254,278
                                    ------------------------------------------------------------------------------------------------
     Total liabilities and
      stockholders' equity          $  599,717  569,115        469,304         457,660        394,410        322,178       2,812,384
                                    ================================================================================================
Interest sensitivity gap            $  669,278 (166,765)      (191,102)         40,888       (241,957)      (110,342)
Cumulative interest sensitivity
 gap                                $  669,278  502,513        311,411         352,299        110,342              0
Cumulative interest sensitivity
 gap as a percentage of total
 assets                                  23.80%   17.87%          11.07%         12.53%          3.92%          5.50%
Cumulative interest-earning assets
 as a percentage of cumulative
 interest-bearing liabilities           211.60%  142.99%         119.01%        116.81%        104.43%        106.12%

------------------------------------------
(1) Based upon contractual maturities, repricing date, and forecasted principal payments assuming normal amortization and, where applicable prepayments.
(2) Assumes annual decay rates ranging from 17%-35%.
(3) Putable borrowings are presented based upon contractual final maturities.

     The Company's one year GAP at March 31, 1998, was 11.07% (i.e., more interest earning assets reprice within one year than interest-bearing liabilities). This compares with 6.00% at March 31, 1997. The increase in the Company's one-year repricing GAP between March 31, 1997 and 1998 is attributable, in part, to an acceleration in the assumed level of principal prepayments on loans and MBS between the two years. The Company's continuing strategy to limit its interest rate risk exposure is (i) emphasizing the origination of adjustable rate loans indexed to more responsive indices such as the one year CMT and the Prime rate, (ii) purchasing short-term (five to seven year) balloon maturity MBS and floating rate securities, and, (iii) attempting to more closely match the sensitivity of liabilities to the anticipated repricing characteristics of assets through the use of putable borrowings and growth in Core Deposits.

     Although the table indicates the Company is better protected against rising interest rates, a GAP table is limited to measuring the timing risk and does not reflect the impact of customer options or basis risk. To better measure the Company's exposure to these and other components of interest rate risk, management relies on an internally maintained, externally supported asset/liability simulation model.

     The Company forecasts its net interest income for the next twelve months, and its NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this "base case" has been established, the Company subjects its balance sheet to instantaneous and sustained rate changes of 100, 200, 300 and 400 basis points to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. The model then re-forecasts net interest income and NPV. The table below indicates the results of the Company's internal modeling of its balance sheet as of March 31, 1998. Once again, it should be noted that the internal calculation of the Company's sensitivity to interest rate changes would vary substantially if different assumptions were used, or if the Company's response to changes in interest rates included changes in the structure of its balance sheet.

                                                 PERCENTAGE CHANGE
     CHANGE IN INTEREST RATES    -----------------------------------------------
         (IN BASIS POINTS)       NET INTEREST INCOME(1)   NET PORTFOLIO VALUE(2)
--------------------------------------------------------------------------------
                200                   (13.3)%                       (16.7)%
                100                    (4.9)                         (3.9)
               (100)                   (0.1)                         (0.3)
               (200)                    2.1                          (3.6)

-------------------
(1) This percentage change represents the impact to net interest income for the period from April 1, 1998 through March 31, 1999 assuming the Company does not change the structure of its balance sheet.
(2) This percentage represents the NPV of the Company assuming no changes to the balance sheet.

  Although the GAP table indicates the Company's net interest income would perform better in a rising rate environment, results from the asset/liability simulation model indicate that yield compression would occur decreasing net interest income over the next twelve months. These results reflect the impact rising rates would have in decreasing prepayments, assets encountering periodic and lifetime caps, certain borrowings being "put" back to the Bank, and other factors that are not included in the GAP table.

  The OTS produces an analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports. The results of the OTS model may vary from the Bank's internal model primarily due to differences between assumptions utilized in the Bank's internal model and the OTS model, including estimated loan market rates, prepayment rates, reinvestment rates and deposit decay rates. As of March 31, 1998, the Bank's sensitivity measure, as calculated by the OTS, was a negative 1.22%. This represents a decrease in sensitivity of 146 basis points from the March 31, 1997 results.

AVERAGE BALANCE SHEETS

  The following table sets forth certain information relating to the Company for the years ended March 31, 1998, 1997, and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

                                                                          YEAR ENDED MARCH 31,
                                 ---------------------------------------------------------------------------------------------------
                                                1998                             1997                             1996
                                 ---------------------------------------------------------------------------------------------------
                                                         AVERAGE                           AVERAGE                           AVERAGE
                                 AVERAGE                 YIELD/   AVERAGE                  YIELD/   AVERAGE                  YIELD/
                                 BALANCE      INTEREST   COST     BALANCE       INTEREST   COST     BALANCE       INTEREST   COST
                                 ---------------------------------------------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning assets:
  Interest-earning deposits
   and short-term investments    $   30,158   $  1,590   5.27%    $   35,676    $  2,005   5.62%    $   38,381    $  2,117   5.52%
  Investment securities,
   net (1)(2)                       179,895     11,931   6.63         62,671       4,292   6.85         48,382       2,682   5.54
  Loans receivable, net (3)(4)    1,853,686    142,815   7.70      1,743,487     133,116   7.64      1,574,520     119,776   7.61
  Mortgage-backed securities,
   net (1)(5)                       489,562     33,167   6.77        406,703      27,723   6.82        150,986      10,853   7.19
  FHLB stock                         30,911      1,865   6.03         21,383       1,379   6.45         14,680         745   5.07
                                 ---------------------            ----------------------            ----------------------
      Total interest-earning
       assets                     2,584,212    191,368   7.41      2,269,920     168,515   7.42      1,826,949     136,173   7.45
  Non-interest-earning assets        85,842                           78,368                            60,934
                                 ----------                       ----------                        ----------
      Total assets               $2,670,054                       $2,348,288                        $1,887,883
                                 ==========                       ==========                        ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY:
 Interest-bearing liabilities:
   Passbook accounts             $  162,874      4,205   2.58     $  192,520       5,525   2.87     $  115,878       2,657   2.29
   Money market savings accounts    193,146      7,981   4.13        111,793       3,935   3.52        159,276       4,012   2.52
   NOW and other demand
    deposit accounts                159,298      1,214   0.76        133,647       1,096   0.82        125,136       1,752   1.40
   Certificate accounts           1,201,989     66,755   5.55      1,239,510      68,690   5.55      1,272,882      73,830   5.80
                                 ---------------------            ----------------------            ----------------------
       Total                      1,717,307     80,155   4.67      1,677,470      79,246   4.72      1,673,172      82,251   4.92
   FHLB advances and other
    borrowings                      651,078     38,233   5.87        345,317      19,981   5.79         83,607       4,920   5.88
   Other                              2,910        129   4.43          3,223          79   2.45         14,088         385   2.73
                                 ---------------------            ----------------------            ----------------------
       Total interest-bearing
        liabilities               2,371,295    118,517   5.00      2,026,010      99,306   4.90      1,770,867      87,556   4.94
                                               -------                            ------                            ------
   Non-interest-bearing
    liabilities                      35,318                           38,143                             5,963
                                 ----------                       ----------                        ----------
       Total liabilities          2,406,613                        2,064,153                         1,776,830
 Stockholders' Equity               263,441                          284,135                           111,053
                                 ----------                       ----------                        ----------
       Total liabilities and
        stockholders' equity     $2,670,054                       $2,348,288                        $1,887,883
                                 ==========                       ==========                        ==========
Net interest income before
 provision for loan losses                    $ 72,851                          $ 69,209                          $ 48,617
                                              ========                          ========                          ========
Net interest rate spread (6)                             2.41                              2.52                              2.51
Net interest margin (7)                                  2.82%                             3.05%                             2.66%
Ratio of interest-earning assets
 to interest-bearing liabilities     108.98%                          112.04%                           103.17%

_______________________________
(1) Includes related assets available-for-sale and unamortized discounts and premiums.

(2) Included in the average balance of investment securities for the years ended March 31, 1998, 1997 and 1996 are average investment securities available-for-sale of $173.4 million, $50.1 million, and $4.7 million, respectively. Interest income recognized on investment securities available-for-sale during these periods was $11.6 million, $3.6 million, and $281,000, respectively, resulting in average yields of 6.42%, 7.10%, and 5.96%, respectively. Yields on average investment securities available-for-sale have been calculated based upon the historical cost bases of the underlying securities.

(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans. See "Lending Activities".

(4) Included in the average balance of loans receivable, net for the years ended March 31, 1998, 1997, and 1996 are loans held for sale of $49.4 million, $4.0 million, and $1.1 million, respectively. Interest income recognized on loans held for sale during these periods was $3.6 million, $286,000, and $80,000, respectively, resulting in average yields of 7.24%, 7.12%, and 7.18%, respectively.

(5) Included in the average balance of mortgage-backed securities, net for the years ended March 31, 1998, 1997 and 1996 are average mortgage-backed securities available-for-sale of $487.8 million, $400.6 million and $46.4 million, respectively. Interest income recognized on mortgage-backed securities available-for-sale during the years ended March 31, 1998, 1997 and 1996 was $32.9 million, $27.3 million and $3.3 million, respectively resulting in an average yield of 6.76%, 6.81% and 7.09%, respectively.

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

                                                 YEAR ENDED MARCH 31, 1998   YEAR ENDED MARCH 31, 1997
                                                       COMPARED TO                  COMPARED TO
                                                 YEAR ENDED MARCH 31, 1997   YEAR ENDED MARCH 31, 1996
                                                 -----------------------------------------------------
                                                   INCREASE (DECREASE)         INCREASE (DECREASE)
                                                          DUE TO                     DUE TO
                                                 -----------------------------------------------------
                                                 VOLUME    RATE     NET      VOLUME   RATE      NET
                                                 -----------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
    Interest-earning deposits and short-term
     investments                                 $  (310)   (105)     (415)    (149)      37      (112)
    Investment securities, net (1)(2)              8,028    (389)    7,639      792      818     1,610
    Loans receivable, net (3)(4)                   8,414   1,285     9,699   12,854      486    13,340
    Mortgage-backed securities, net (1)(5)         5,648    (204)    5,444   18,381   (1,511)   16,870
    FHLB stock                                       614    (128)      486      340      294       634
                                                 -----------------------------------------------------
        Total interest-earning assets             22,394     459    22,853   32,218      124    32,342
                                                 -----------------------------------------------------
INTEREST-BEARING LIABILITIES:
    Passbook accounts                               (851)   (469)   (1,320)   1,757    1,111     2,868
    Money market savings accounts                  2,864   1,182     4,046   (1,196)   1,119       (77)
    NOW and other demand deposit accounts            210     (92)      118      119     (775)     (656)
    Certificate accounts                          (1,980)     45    (1,935)    (468)  (4,672)   (5,140)
    FHLB advances and other borrowings            17,692     560    18,252   15,401     (340)   15,061
    Other                                             (8)     58        50     (297)      (9)     (306)
                                                 -----------------------------------------------------
        Total interest-bearing liabilities        17,927   1,284    19,211   15,316   (3,566)   11,750
                                                 -----------------------------------------------------
        Change in net interest income            $ 4,467    (825)    3,642   16,902    3,690    20,592
                                                 =====================================================

-------------------------
(1) Includes assets available-for-sale.
(2) Included in the increases (decreases) in interest income on investment securities, net for the year ended March 31, 1998 compared to 1997, for the year ended March 31, 1997 compared to 1996 and for the year ended March 31, 1996 compared to 1995 are increases/(decreases) in interest income on investment securities available-for-sale attributable to volume and rate of $8.8 million and $(800,000); $2.7 million and $571,000; $(303,000) and
    $40,000, respectively.
(3) Included in the increases or (decreases) in interest income on loans receivable, net for the year ended March 31, 1998 compared to 1997, the year ended March 31, 1997 compared to 1996 and the year ended March 31, 1996 compared to 1995, are increases/(decreases) in interest income on loans held for sale attributable to volume and rate of $3.2 million and $82,000; $208,000 and $(2,000); and $(54,000), and $(1,000), respectively.
(4) Included in the increase or (decrease) in interest income on mortgage-backed securities, net for the year ended March 31, 1998 compared to 1997 and for the year ended March 31, 1997 compared to March 31, 1996 and the year ended March 31, 1996 compared to 1995, are increases/(decreases) in interest income on mortgage-backed securities available-for-sale attributable to volume and rate of $5.9 million and $300,000; $25.1 million and ($1.1 million); and $3.3 million and zero, respectively.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

GENERAL
-------

  The Company reported net earnings of $16.0 million for fiscal 1998 compared to net earnings of $2.7 million for fiscal 1997. The improvement in operating results between fiscal 1998 and fiscal 1997 was attributable to four factors:
(i) an increase in net interest income before provision for loan losses from $69.2 million for fiscal 1997 to $72.9 million for fiscal 1998 attributable to growth in average interest-earning assets (ii) a decrease in the provision for loan losses from $13.7 million for fiscal 1997 to $7.1 million for fiscal 1998 arising from an improvement in asset quality (iii) an increase in non-interest income from $10.2 million for fiscal 1997 to $14.3 million for fiscal 1998 driven principally by increase's in deposit and trust fees from $9.0 million for fiscal 1997 to $11.7 million for fiscal 1998 and (iv) the impact on fiscal 1997 of the Bank's $10.9 million share of the SAIF recapitalization assessment.

INTEREST INCOME
---------------

  Interest income for fiscal 1998 was $191.4 million compared to $168.5 million for fiscal 1997, an increase of $22.9 million or 13.6%. The increase in interest income between fiscal 1997 and fiscal 1998 was attributable to a $314.3 million increase in average interest-earning assets from $2.27 billion for fiscal 1997 to $2.58 billion for fiscal 1998. The yield on average interest-earning assets was 7.41% for fiscal 1998 compared to 7.42% for fiscal 1997. The increase in average interest-earning assets between fiscal 1997 and fiscal 1998 was comprised principally of a $117.2 million increase in the average balance of investment securities from $62.7 million for fiscal 1997 to $179.9 million for fiscal 1998, a $110.2 million increase in the average balance of loans receivable, net from $1.74 billion for fiscal 1997 to $1.85 billion for fiscal 1998 and $82.9 million increase in the average balance of mortgage-backed securities (MBS) from $406.7 million for fiscal 1997 to $489.6 million for fiscal 1998. The average yield on loans receivable, net increased 6 basis points from 7.64% for fiscal 1997 to 7.70% for fiscal 1998 reflecting the Bank's increased emphasis on the origination of mortgages which provide higher yields than those earned on single-family residential Federal Home Loan Bank (FHLB) Eleventh District Cost of Funds Index (COFI) based loan products. The disbursed balance of the Bank's portfolio of construction loans totaled $90.3 million at an average yield of 10.02% during fiscal 1998 compared to $74.7 million at an average yield of 11.49% during fiscal 1997. The Bank has also increased the proportion of its loan portfolio comprised of (36/6) single-family residential mortgage loans which provide for a fixed-rate of interest for 36 months before transitioning to a six month adjustable-rate loan tied to the one-year constant maturity treasury (CMT) index. During fiscal 1998, the Bank's portfolio of 36/6 loans averaged $318.9 million at an average yield of 7.22% compared to $193.9 million at an average yield of 7.12% during fiscal 1997. Unlike the typical COFI based adjustable-rate loans originated by the Bank, these 36/6 loans are not originated with lower introductory rates. The increase in yield on loans receivable, net attributable to the change in the composition of the loan portfolio was partially offset by an increase in the level of prepayments of higher yielding residential mortgage loans. These prepayments also resulted in an increase in the amortization of premiums paid on loans purchased. This premium amortization amounted to $784,000 for fiscal 1998 compared to $38,000 for fiscal 1997. At March 31, 1998, the Bank's weighted average carrying value of loans purchased from others as a percentage of outstanding principal balance was 101.8%.

     The yield on investment securities decreased from 6.85% for fiscal 1997 to 6.63% for fiscal 1998 as lower-yielding adjustable rate collateralized mortgage obligations (CMOs) indexed primarily to the one-month London Interbank Offered Rate (LIBOR) were added to the portfolio in connection with the Bank's strategy of supplementing growth in loans and deposits with MBS and other securities funded primarily with FHLB advances and other borrowings. The yield on MBS decreased from 6.82% for fiscal 1997 to 6.77% for fiscal 1998. This decrease in the yield on MBS was attributable to a decrease in the general level of interest rates during fiscal 1998, particularly the one year CMT index to which 26.02% of the Company's MBS portfolio is tied. The CMT index decreased from 6.02% at March 31, 1997 to 5.08% on January 9, 1998 before increasing slightly to 5.41% at March 31, 1998. The decrease in the general level of interest rates also resulted in an acceleration in the level of prepayments of the higher yielding fixed and adjustable rate MBS in the Company's portfolio with a resulting increase in premium amortization. This premium amortization was $2.0 million for fiscal 1998 compared to $1.1 million for fiscal 1997. The weighted average cost basis of the MBS and other investment securities held by the Company at March 31, 1998 was 100.8 percent of par value.

INTEREST EXPENSE
----------------

  Interest expense for fiscal 1998 was $118.5 million compared to $99.3 million for fiscal 1997, an increase of $19.2 million or 19.3%. The increase in interest expense between fiscal 1997 and fiscal 1998, was due to a $345.3 million increase in average interest-bearing liabilities from $2.03 billion for fiscal 1997 to $2.37 billion for fiscal 1998 coupled with an increase in the average cost of interest-bearing liabilities from 4.90% for fiscal 1997 to 5.00% for fiscal 1998. The increase in the average balance of interest-bearing liabilities was attributable to a $305.8 million increase in the average balance of FHLB advances and other borrowings from $345.3 million for fiscal 1997 to $651.1 million for fiscal 1998. The average balance of deposits increased $39.8 million from $1.68 billion for fiscal 1997 to $1.72 billion for fiscal 1998. During fiscal 1998, the Bank utilized FHLB advances and other borrowings as its primary funding source for its additional investments in MBS and other investment securities and as a means of managing the difference in cash flows between retail loan and deposit activity in a manner complementary to the
overall interest rate risk and profitability objectives of the Bank.   The
average cost of deposits decreased from 4.72% for fiscal 1997 to 4.67% for fiscal 1998. Contributing to the decrease in the average cost of deposits was a $77.4 million increase in the average balance of money market savings, passbook NOW and other demand deposit accounts (Core Deposits) from $438.0 million for fiscal 1997 to $515.3 million for fiscal 1998. The average cost of FHLB advances and other borrowings increased from 5.79% for fiscal 1997 to 5.87% for fiscal 1998. This increase reflects the Bank's lengthening of the term to repricing of its FHLB advances in order to achieve greater correlation between the repricing of its interest-earning assets and interest-bearing liabilities. At March 31, 1998, the weighted average maturity for the Bank's FHLB advances and other borrowings was 15 months compared to 9 months at March 31, 1997. In calculating these weighted average terms to repricing, putable borrowings have been assumed to reprice at their first put date.

PROVISION FOR LOAN LOSSES
--------------------------

  Provision for loan losses was $7.1 million for fiscal 1998 compared to $13.7 million for fiscal 1997. The provision for loan losses for fiscal 1997 includes $2.5 million applicable to the establishment of specific allowances on several loans based upon updated reviews in June 1996. Non-accrual loans were $17.2 million or 0.88%, of gross loans receivable at March 31, 1998 compared to $23.4 million or 1.24% of gross loans receivable at March 31, 1997. The allowance for loan losses was $26.0 million or 1.33% of gross loans receivable at March 31, 1998 compared to $27.7 million or 1.47% of gross loans receivable at March 31, 1997.

NON-INTEREST INCOME
-------------------

  Non-interest income was $14.3 million for fiscal 1998 compared to $10.2 million for fiscal 1997, an increase of $4.1 million or 39.6%. The increase between fiscal 1997 and fiscal 1998 was attributable principally to an increase in deposit fees and charges from $4.8 million for fiscal 1997 to $6.6 million for fiscal 1998 due to a combination of higher volumes of Core Deposit activity and an increased emphasis on the assessment and collection of fees. The income from the sale of non-deposit investments increased from $1.4 million for fiscal 1997 to $1.6 million for fiscal 1998 as the Bank continued to expand its offerings of non-proprietary annuity and mutual fund products. Trust fee income increased from $1.4 million for fiscal 1997 to $1.9 million for fiscal 1998 reflecting, in part, growth in assets under custody from $211.0 million at March 31, 1997 to $238.6 million at March 31, 1998. Gain on sales of loans and securities were $1.6 million for fiscal 1998 compared to $150,000 for fiscal 1997. The $1.6 million for fiscal 1998 is comprised of gains on sales of loans of $992,000 and gain on sales of securities of $624,000. The gains on sale of loans include $701,000 applicable to the sale of $149.6 million of single family loans indexed to COFI. These loans were sold and a similar amount of loans indexed to the one year CMT were purchased during the year in connection with the Bank's efforts to diversify the repricing characteristics of its loan portfolio.

NON-INTEREST EXPENSE
--------------------

  Non-interest expense was $52.0 million for fiscal 1998 compared to $60.0 million for fiscal 1997, a decrease of $7.9 million or 13.2%. Non-interest expense for fiscal 1997 includes a pre-tax charge of $10.9 million representing the Bank's share of an industry-wide special assessment levied against the March 31, 1995 deposit bases of all savings institutions in the country with deposits insured by the SAIF. Excluding the impact of the SAIF assessment, non-interest expense increased $3.0 million or 6.1% between fiscal 1997 and fiscal 1998.

  General and administrative expense was $51.6 million or 1.93% of average assets for fiscal 1998 compared to $49.4 million or 2.11% of average assets for fiscal 1997, an increase of $2.2 million or 4.4%. Compensation and benefits expense increased $3.8 million from $23.0 million for fiscal 1997 to $26.8 million for fiscal 1998. The increase between fiscal 1997 and fiscal 1998 was attributable principally to a $875,000 increase in ESOP expense arising from an increase in the market value of the Company's common stock and $1.1 million of expense associated with the Company's 1996 Incentive Plan which became effective in October 1996. Other non-interest expense decreased $2.9 million from $12.8 million for fiscal 1997 to $9.9 million for fiscal 1998. The decrease was due principally to the inclusion in fiscal 1997 of approximately $2.1 million of expenses associated with the Bank's transition of its EDP systems to a new third-party service provider in October 1996. Other non-interest expense for fiscal 1997 also includes a $350,000 legal judgment and a $420,000 accrual for the interest portion of a possible adverse California franchise tax settlement. Occupancy and equipment expense was $11.6 million for fiscal 1998 compared to $10.3 million for fiscal 1997. The $1.3 million increase in occupancy and equipment expense between fiscal 1997 and fiscal 1998 is attributable principally to depreciation on computer equipment related to upgrades to the Bank's wide area networked personal computers and service bureau charges. Real estate operations, net reflects expense of $473,000 for fiscal 1998 compared to income of $325,000 for fiscal 1997. The results for fiscal 1997 reflect a $1.4 million reduction in the allowance for real estate losses based upon updated property valuations.

INCOME TAXES
------------

  Income taxes were $12.0 million for fiscal 1998 compared to $3.1 million for fiscal 1997. Income taxes for fiscal 1997 includes a $470,000 accrual for the tax portion of a possible adverse California franchise tax settlement. The effective income tax rate for fiscal 1998 was 42.9% compared to an effective rate of 43.2% for fiscal 1997, excluding the $470,000 item noted above.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND MARCH 31, 1997
----------------------------------------------------------------------

  Total assets at March 31, 1998 were $2.81 billion compared to $2.54 billion at March 31, 1997 an increase of $276.6 million or 10.9%. Loans receivable, net increased $8.4 million from $1.82 billion at March 31, 1997 to $1.83 billion at March 31, 1998. Loan originations were $557.4 million for fiscal 1998 compared to $499.7 million for fiscal 1997. Investment securities available -for- sale increased $228.8 million from $87.6 million at March 31, 1997 to $316.4 million at March 31, 1998. MBS available - for - sale were $481.6 million at March 31, 1998 compared to $486.0 million at March 31, 1997. During fiscal 1998 in response to an acceleration in the general level of prepayments and increases in the pricing of MBS, the Bank placed less emphasis on purchasing MBS and instead shifted its emphasis to other investment securities, principally floating rate CMO's. The increase in FHLB stock from $27.3 million at March 31, 1997 to $39.5 million at March 31, 1998 reflects the additional stock the Bank is required to hold based upon its level of outstanding FHLB advances. Prepaid expenses and other assets were $47.2 million at March 31, 1998 compared to $10.3 million at March 31, 1997. Included in prepaid expenses and other assets at March 31, 1998 is $29.2 million (including a gain on sale of $193,000) reflecting MBS sold but not yet settled as of March 31, 1998.

  Total liabilities at March 31, 1998 were $2.56 billion compared to $2.27 billion at March 31, 1997, an increase of $287.9 million or 12.7%. Total deposits of the Bank were $1.74 billion at March 31, 1998 compared to $1.71 billion at March 31, 1997. FHLB advances and other borrowings were $785.9 million at March 31, 1998 compared to $530.0 million at March 31, 1997. The increase in FHLB advances and other borrowings between March 31, 1997 and 1998 was attributable to the Bank's use of FHLB advances and other borrowings to fund the growth in loans receivable and the increase in investment securities during fiscal 1998.

  Total stockholders' equity decreased $11.2 million from $265.5 million at March 31, 1997 to $254.3 million at March 31, 1998. The $11.2 million decrease is comprised principally of a $16.6 million decrease in additional paid-in-capital partially offset by a $3.8 million decrease in unearned stock-based compensation and a $3.0 million increase in unrealized gains (losses) on securities available for sale. The $16.6 million decrease in additional paid-in-capital was attributable principally to the Company's repurchase during fiscal 1998 of 1,842,448 shares of its outstanding common stock, at a weighted average price of $19.44 per share. The $1.4 million decrease in retained earnings from $108.0 million at March 31, 1997 to $106.6 million at March 31, 1998 reflects $17.4 million attributable to the amount paid by the Company to repurchase its common stock in excess of the issuance price of the stock, partially offset by the Company's net earnings of $16.0 million for fiscal 1998. The $3.8 million decrease in unearned stock-based compensation was attributable to the amortization of shares under the Company's ESOP and 1996 incentive plan.

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

INTEREST INCOME
---------------

     Interest income for fiscal 1997 was $168.5 million compared to $136.2 million for fiscal 1996, an increase of $32.3 million or 23.8%. The increase in interest income between fiscal 1996 and fiscal 1997 was attributable to a $443.0 million increase in average interest-earning assets from $1.83 billion for
fiscal 1996 to $2.27 billion for fiscal 1997.   The yield on average interest-
earning assets was 7.42% for fiscal 1997 compared to 7.45% for fiscal 1996.
The increase in average interest-earning assets between fiscal 1996 and fiscal 1997 was comprised of a $255.7 million increase in the average balance of mortgage-backed securities from $151.0 million for fiscal 1996 to $406.7 million for fiscal 1997 and a $169.0 million increase in the average balance of loans receivable, net from $1.57 billion for fiscal 1996 to $1.74 billion for fiscal 1997. The average yield on loans receivable, net increased 3 basis points from 7.61% for fiscal 1996 to 7.64% for fiscal 1997 reflecting the Bank's increased emphasis on the origination of mortgages which provide higher yields than those
earned on single-family residential COFI based loan products.   The disbursed
balance of the Bank's portfolio of construction loans averaged $74.7 million at an average yield of 11.49% during fiscal 1997 compared to $51.5 million at an average yield of 9.12% during fiscal 1996. The Bank has also increased the proportion of its loan portfolio comprised by 36/6 single-family residential mortgage loans. During fiscal 1997, the Bank's portfolio of these types of loans averaged $193.9 million at an average yield of 7.12% compared to $37.5 million at an average yield of 7.12% during fiscal 1996. The increase in yield on loans receivable, net attributable to the change in the composition of the loan portfolio was partially offset by a decrease in COFI to which 65.4 percent of the Bank's portfolio of adjustable-rate mortgage loans are tied. For the year ended March 31, 1997, COFI averaged 4.83% compared to 5.08% for fiscal 1996. The yield on MBS decreased from 7.19% for fiscal 1996 to 6.82% for fiscal 1997 as lower-yielding adjustable-rate MBS indexed primarily to the one-year CMT were purchased and added to the portfolio in connection with the Bank's strategy of supplementing growth in loans and deposits with MBS and other investment securities funded utilizing primarily FHLB advances and other borrowings.

INTEREST EXPENSE
----------------

     Interest expense for fiscal 1997 was $99.3 million compared to $87.6 million for fiscal 1996, an increase of $11.8 million or 13.4%. The increase in interest expense between fiscal 1996 and fiscal 1997, was due to an increase in average interest-bearing liabilities from $1.77 billion for fiscal 1996 to $2.03 billion for fiscal 1997. The increase in interest expense attributable to the increase in average interest-bearing liabilities was partially offset by a slight decrease in the average cost of interest-bearing liabilities from 4.94% for fiscal 1996 to 4.90% for fiscal 1997. The increase in the average balance of interest-bearing liabilities was attributable to a $261.7 million increase in the average balance of FHLB advances and other borrowings from $83.6 million for fiscal 1996 to $345.3 million for fiscal 1997. The average balance of deposits increased $4.3 million from $1.67 billion for fiscal 1996 to $1.68 billion for fiscal 1997. During fiscal 1997, the Bank utilized FHLB advances and other borrowings as primary funding sources for its additional investments in MBS and other investment securities and as a means of managing the difference in cash flows between retail loan and deposit activity in a manner complementary to the overall interest rate risk and profitability objectives of the Bank. The average cost of deposits decreased from 4.92% for fiscal 1996 to 4.72% for fiscal 1997. Contributing to the decrease in the average cost of deposits was a $37.7 million increase in the average balance of Core Deposits from $400.3 million for fiscal 1996 to $438.0 million for fiscal 1997.

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

NON-INTEREST INCOME
-------------------

     Non-interest income was $10.2 million for fiscal 1997 compared to $8.1 million for fiscal 1996, an increase of $2.1 million or 25.7%. The increase between fiscal 1996 and fiscal 1997 was attributable principally to an increase in deposit fees and charges from $3.7 million for fiscal 1996 to $4.8 million for fiscal 1997 due to a combination of higher volumes of Core Deposit activity and an increased emphasis on the assessment and collection of fees. The income from the sale of non-deposit investments increased from $986,000 for fiscal 1996 to $1.4 million for fiscal 1997 as the Bank continued to expand its offerings of non-proprietary annuity and mutual fund products. Trust fee income was $1.4 million for both fiscal 1997 and fiscal 1996.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense was $60.0 million for fiscal 1997 compared to $42.1 million for fiscal 1996, an increase of $17.8 million or 42.3%. Non-interest expense for fiscal 1997 includes a pre-tax charge of $10.9 million representing the Bank=s share of an industry-wide special assessment levied against the March 31, 1995 deposit bases of all savings institutions in the country with deposits insured by the SAIF.

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

INCOME TAXES
------------

     Income taxes were $3.1 million for fiscal 1997 compared to $1.7 million for fiscal 1996. Income taxes for fiscal 1997 includes a $470,000 accrual for the tax portion of a possible adverse California franchise tax settlement and $150,000 of Delaware corporate tax applicable to the Company's incorporation in that state in March 1996. The effective income tax rate for fiscal 1997, excluding the two items noted above was 45.0% compared to 44.4% for fiscal 1996.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND MARCH 31, 1996
----------------------------------------------------------------------

     Total assets at March 31, 1997 were $2.54 billion compared to $2.01 billion at March 31, 1996 an increase of $527.6 million or 26.3%. Loans receivable, net increased by $244.3 million from $1.57 billion at March 31, 1996 to $1.82 billion at March 31, 1997 due principally to an increase in loan originations from $265.2 million in fiscal 1996 to $499.7 million in fiscal 1997. MBS available-for- sale increased $360.4 million from $125.6 million at March 31, 1996 to $486.0 million at March 31, 1997. Investment securities available-for-sale increased $77.7 million from $9.9 million at March 31, 1996 to $87.6 million at March 31, 1997 while investment securities held-to-maturity decreased $11.8 million from $28.0 million at March 31, 1996 to $16.2 million at March 31, 1997 reflecting the maturation or calling of investments by the issuers. Cash and cash equivalents decreased $144.3 million from $175.9 million at March 31, 1996 to $31.6 million at March 31, 1997 due principally to the redeployment of the net proceeds from the March 28, 1996 closing of the Company's stock offering. The majority of the net proceeds from the March 28, 1996 stock offering remained in short-term investments at March 31, 1996 awaiting deployment into longer-term investments. See "Liquidity and Capital Resources".

     Total liabilities at March 31, 1997 were $2.27 billion compared to $1.72 billion at March 31, 1996, an increase of $551.2 million. Total deposits of the Bank were $1.71 billion at March 31, 1997 compared to $1.68 billion at March 31, 1996. FHLB advances and other borrowings were $530.0 million at March 31, 1997 compared to $19.7 million at March 31, 1996. The increase in FHLB advances and other borrowings between March 31, 1996 and 1997 was attributable to the Bank's use of FHLB advances and other borrowings to fund the growth in loans receivable and the increase in MBS during fiscal 1997.

     Total stockholders' equity decreased $23.6 million from $289.1 million at March 31, 1996 to $265.5 million at March 31, 1997. The $23.6 million decrease is comprised principally of a $11.2 million decrease in additional paid-in-capital, a $8.8 million increase in unearned stock-based compensation and a $2.2 million decrease in retained earnings, substantially restricted. The $11.2 million decrease in additional paid-in-capital was attributable principally to the Company's repurchase of 991,875 shares of its outstanding common stock on January 24, 1997. All shares were repurchased at a price of $14.94 per share. The $8.8 million increase in unearned stock-based compensation is comprised of a $11.2 million increase attributable to the purchase of 793,000 shares of the Company's common stock by the third party trustee administrator of the Company's 1996 Incentive Plan partially offset by a $2.4 million decrease attributable to the amortization of shares under the Company's ESOP and stock award plan. The $2.2 million decrease in retained earnings, substantially restricted is comprised of $2.7 million of net earnings offset by $4.9 million which represents the amount paid for the repurchase of treasury stock in excess of the issuance price of the stock.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Effective with the quarter ended December 31, 1997 the required ratio is 4%. Prior to that the requirement was 5%. The Bank's average liquidity ratios were 4.90%, 5.30%, and 6.04% for the years ended March 31, 1998, 1997 and 1996,
respectively.   Management attempts to maintain a liquidity ratio no higher than
1% above the regulatory requirement. This reflects management's strategy to invest excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank has invested in corporate securities when the yields thereon have been more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Company invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Company for the call options inherent in the securities.

     The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $152.1 million, $40.5 million, and $5.9 million, for the years ended March 31, 1998, 1997 and 1996, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $471.5 million, $226.0 million, and $192.2 million for the years ended March 31, 1998, 1997 and 1996, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $659.6million, $492.8 million, and $260.1 million for the years ended March 31, 1998, 1997 and 1996, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $480.8 million, $563.1 million, and $191.6 million for the years ended March 31, 1998, 1997 and 1996, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $207.4 million, $101.8 million and $198.9 million for the years ended March 31, 1998, 1997 and 1996, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $29.8 million, $29.0 million, and $12.7 million for the years ended March 31, 1998, 1997 and 1996, respectively. The net changes in FHLB advances and other borrowings were an $255.9 million and $510.3 million increase for 1998 and 1997, and a $29.4 million decrease for 1996.

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

     At March 31, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $195.3 million, or 7.10% of adjusted total assets, which is above the required level of $41.3 million, or 1.5%; core capital of $195.3 million, or 7.10 % of adjusted total assets, which is above the required level of $82.6 million, or 3.0%, and total risk-based capital of $213.6 million, or 14.17% of risk-weighted assets, which is above the required level of $120.5 million, or 8%. See "Item 1 - Description of Business - Regulation and Supervision - Federal Savings Institution Regulation".

     The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1998 cash and short-term investments totaled $46.0 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At March 31, 1998, the Bank has $735.9 million of FHLB advances and $50.0 million of reverse repurchase agreements outstanding. Other sources of liquidity include investment securities maturing within one year.

     The Company currently has no material contractual obligations or commitments for capital expenditures. See "Item 1 Description of Business - General". At March 31, 1998, the Bank had outstanding commitments to originate and purchase mortgage loans of $9.9 million and zero, respectively, compared to $10.8 million and zero, respectively, at March 31, 1997. At March 31, 1998, the Company had no outstanding commitments to purchase mortgage-backed securities and other investment securities, compared to $21.0 million and $5.0 million, respectively at March 31, 1997. The Company anticipates that it will have sufficient funds available to meet these commitments. See "Item 1 - Description of Business - General". Certificate accounts that are scheduled to mature in less than one year from March 31, 1998 totaled $987.1 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

IMPACT OF INFLATION

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts or market value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

YEAR 2000

     Like most financial organizations, the Company utilizes many computer systems that identify dates using only the last two digits of the year. These systems must be prepared to distinguish dates such as 1900 from 2000. Computer system failures due to processing errors potentially arising from calculations using Year 2000 dates are a known risk.

     The Company has established processes to identify, prioritize, renovate or replace systems that may be affected by year 2000 dates. To date, the Company has completed an inventory of all systems, determined which processes are most critical to its operations and developed a plan to implement Year 2000 compliance. System renovation and replacement activities have been started and mission critical systems are targeted for completion by the end of calendar year 1998. Compliance testing and installation processes have begun and are intended to be completed during calendar 1999.

     The Company believes that this process will be successful. However, there can be no assurance that it will be successful. To the extent that the Company's systems are not fully year 2000 compliant, there can be no assurance that partial system interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Additionally, third party vendor dependency, including government entities, may impact the Company's efforts to successfully complete Year 2000 compliance for all systems in a timely fashion. The Company is requesting that third party vendors represent their products to be Year 2000 compliant and has a program to test for compliance. Contingency plans are being developed in the event that a vendor is not able to provide a Year 2000 compliant solution.

     Year 2000 issues may also impact commercial loan borrowers of the Bank. The Company has embarked on an awareness program to bring this issue to its borrower's attention and to determine the extent of their preparations for year 2000. In addition, lending guidelines will take into consideration how Year 2000 issues will impact borrowers' businesses and possibly their ability to repay loan obligations to the Bank.

     The Company currently estimates that the year 2000 project may cost approximately $2.4 million. This cost is in addition to existing personnel who may participate in the project. Included in the estimate are costs for renovation or replacement of software and hardware, as well as existing staff who will be specifically devoted to the project. Approximately 35% of the cost represent expenditures to replace certain older hardware and software, which the Company might otherwise have replaced during the period notwithstanding the Year 2000 issue. Of the estimated $2.4 million total cost, approximately $350,000 was incurred in fiscal 1998, approximately $1.9 million is expected to be incurred in fiscal 1999 and approximately $125,000 is expected to be incurred in fiscal 2000. As the Company progresses in addressing the Year 2000 issue, estimates of costs could change if third party vendors fail to provide Year 2000 compliant solutions and in a timely fashion or due to other circumstances outside the Company's control.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     Disclosure related to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations Asset/Liability Management" contained at Item 7 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                         Index to Financial Statements

                                                                            PAGE
                                                                            ----
Consolidated Balance Sheets - March 31, 1998 and 1997......................  58

Consolidated Statements of Earnings - Years ended
 March 31, 1998, 1997 and 1996.............................................  59

Consolidated Statements of Stockholders' Equity - Years
 ended March 31, 1998, 1997 and 1996.......................................  60

Consolidated Statements of Cash Flows - Years ended
 March 31, 1998, 1997 and 1996.............................................  61

Notes to Consolidated Financial Statements.................................  63

Independent Auditors' Report...............................................  95

                        PFF BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                             MARCH 31,
                                                                 ---------------------------------
                                                                    1998                    1997
                                                                 ---------------------------------
                             ASSETS
Cash and equivalents                                             $   46,021                 31,632
Loans held for sale (note 19)                                           701                    736
Investment securities held-to-maturity (estimated fair value of $725 and $16,213 at March 31, 1998 and 1997)
  (notes 2, 9 and 11)                                                   714                 16,190
Investment securities available-for-sale, at fair value
  (notes 2, 9 and 11)                                               316,410                 87,647
Mortgage-backed securities held-to-maturity (estimated fair
  value of $1,375 and $5,509 at March 31, 1998 and 1997)
  (notes 3, 9,10 and 11)                                              1,373                  5,490
Mortgage-backed securities available-for-sale, at fair value
  (notes 3, 9,10 and 11)                                            481,620                486,009
Loans receivable, net (notes 4, 6, 9 and 11)                      1,827,614              1,819,209
Federal Home Loan Bank (FHLB) stock, at cost (note 11)               39,504                 27,270
Accrued interest receivable (note 7)                                 17,320                 15,879
Real estate, net (notes 5 and 6)                                      8,326                  8,858
Property and equipment, net (note 8)                                 25,567                 26,521
Prepaid expenses and other assets (notes 12 and 18)                  47,214                 10,326
                                                                 ---------------------------------
          Total assets                                           $2,812,384              2,535,767
                                                                 =================================
              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 9)                                              $1,740,824              1,711,049
  FHLB advances and other borrowings (notes 10 and 11)              785,886                530,000
  Deferred income taxes payable (note 13)                             3,396                  6,894
  Accrued expenses and other liabilities (note 9)                    28,000                 22,298
                                                                 ---------------------------------
          Total liabilities                                       2,558,106              2,270,241
Commitments and contingencies (notes 12, 16, 17 and 18)                   -                      -
Stockholders' equity (notes 12, 13, 14, 21 and 22):
 Preferred stock, $.01 par value.  Authorized 2,000,000
  shares; none issued                                                     -                      -
  Common stock, $. 01 par value.  Authorized 59,000,000
  shares; issued 19,901,422; outstanding 17,067,099 and
  18,845,625 at March 31, 1998 and 1997, respectively                   199                    198
  Additional paid-in capital                                        165,912                182,519
  Retained earnings, substantially restricted                       106,617                108,021
  Unearned stock-based compensation                                 (20,895)               (24,711)
  Treasury stock (2,834,323 and 991,875 in 1998 and 1997
  respectively)                                                         (28)                   (10)
  Unrealized gains (losses) on securities available-for-sale, net     2,473                   (491)
                                                                 ---------------------------------
          Total stockholders' equity                                254,278                265,526
                                                                 ---------------------------------
          Total liabilities and stockholders' equity             $2,812,384              2,535,767
                                                                 =================================

See accompanying notes to consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Earnings
                 (Dollars in thousands, except per share data)

                                                                 YEAR ENDED MARCH 31,
                                                 ----------------------------------------------------
                                                      1998               1997               1996
                                                 ----------------------------------------------------
Interest income:
  Mortgage loans                                 $   138,480              130,788             117,534
  Non-mortgage loans                                   4,335                2,328               2,242
  Mortgage-backed securities                          33,167               27,723              10,853
  Investment securities and deposits                  15,386                7,676               5,544
                                                 ----------------------------------------------------
      Total interest income                          191,368              168,515             136,173
                                                 ----------------------------------------------------
Interest on deposits (note 9)                         80,155               79,246              82,251
Interest on borrowings (note 10)                      38,362               20,060               5,305
                                                 ----------------------------------------------------
      Total interest expense                         118,517               99,306              87,556
                                                 ----------------------------------------------------
Interest income before provision for loan losses      72,851               69,209              48,617
Provision for loan losses (note 6)                     7,099               13,661              10,895
                                                 ----------------------------------------------------
Interest income after provision for loan losses       65,752               55,548              37,722
                                                 ----------------------------------------------------
Non-interest income:
  Deposit and other fees                               9,869                7,659               6,020
  Trust fees                                           1,852                1,390               1,430
  Mortgage loan servicing fees (note 19)                 845                  903                 907
  Gain on sale of loans and securities, net            1,615                  150                 102
  Other non-interest income                               99                  125                (320)
                                                 ----------------------------------------------------
      Total non-interest income                       14,280               10,227               8,139
                                                 ----------------------------------------------------
Non-interest expense:
  General and administrative:
    Compensation and benefits (note 12)               26,803               23,003              19,062
    Occupancy and equipment                           11,579               10,305               9,951
    Marketing and professional services                3,248                3,238               1,755
    Other non-interest expense (note 15)               9,930               12,835               9,707
                                                 ----------------------------------------------------
      Total general and administrative                51,560               49,381              40,475
  SAIF recapitalization assessment                         -               10,900                   -
  Real estate operations, net (note 5)                   473                 (325)               1,670
                                                 -----------------------------------------------------
      Total non-interest expense                      52,033               59,956               42,145
                                                 -----------------------------------------------------
Earnings before income taxes                          27,999                5,819                3,716
  Income taxes (note 13)                              12,019                3,087                1,651
                                                 -----------------------------------------------------
Net earnings                                     $    15,980                2,732                2,065
                                                 =====================================================
Basic earnings per share                         $      1.00                 0.15                  N/A
                                                 =====================================================
Weighted average shares outstanding for basic
  earnings per share                              16,055,127           17,819,870                  N/A
                                                 =====================================================
Diluted earnings per share                       $      0.95                 0.15                  N/A
                                                 =====================================================
Weighted average shares outstanding for diluted
  earnings per share                              16,795,096           17,959,561                  N/A
                                                 =====================================================

See accompanying notes to consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                 (Dollars in thousands, except per share data)

                                                                                                 RETAINED
                                                                             ADDITIONAL          EARNINGS,
                                              NUMBER OF        COMMON         PAID-IN          SUBSTANTIALLY
                                               SHARES          STOCK          CAPITAL           RESTRICTED
                                             ---------------------------------------------------------------
Balance at March 31, 1995                             -         $  -          $      -           $108,122

Net earnings                                          -            -                 -              2,065
Proceeds from issuance of common stock,
  net of issuance costs of $4,500            19,837,500          198           193,677                  -
Purchase of shares for employee stock
  ownership plan (ESOP)                               -            -                 -                  -
Changes in unrealized gains on securities
  available-for-sale, net                             -            -                 -                  -
                                             ------------------------------------------------------------
Balance at March 31, 1996                    19,837,500          198           193,677            110,187

Net earnings                                          -            -                 -              2,732
Purchase of treasury stock                     (991,875)           -            (9,909)            (4,898)
Purchase of 793,500 shares for the
  Company's 1996 incentive plan                       -            -                 -                  -
Amortization of shares under stock-based
  compensation plans                                  -            -            (1,249)                 -
Changes in unrealized losses on
  securities available for sale, net                  -            -                 -                  -
                                             ------------------------------------------------------------
Balance at March 31, 1997                    18,845,625          198           182,519            108,021

Net earnings                                          -            -                 -             15,980
Purchase of treasury stock                   (1,842,448)           -           (18,406)           (17,384)
Amortization of shares under stock-based
  compensation plans                                  -            -             1,118                  -
Stock options exercised                          63,922            1               681                  -
Changes in unrealized gains on
  securities available for sale, net                  -            -                 -                  -
                                             ------------------------------------------------------------
Balance at March 31, 1998                    17,067,099         $199          $165,912           $106,617
                                             ============================================================

                                                                                  UNREALIZED
                                                                                 GAINS(LOSSES)
                                                  UNEARNED                       ON SECURITIES
                                                STOCK-BASED       TREASURY      AVAILABLE-FOR-
                                                COMPENSATION       STOCK           SALE, NET          TOTAL
                                                -------------------------------------------------------------
Balance at March 31, 1995                        $      -          $  -             $   (69)         $108,053

Net earnings                                            -             -                   -             2,065
Proceeds from issuance of common stock,
  net of issuance costs of $4,500                       -             -                   -           193,875
Purchase of shares for employee stock
  ownership plan (ESOP)                           (15,870)            -                   -           (15,870)
Changes in unrealized gains on securities
  available-for-sale, net                               -             -                 948               948
                                                 ------------------------------------------------------------
Balance at March 31, 1996                         (15,870)            -                 879           289,071

Net earnings                                            -             -                   -             2,732
Purchase of treasury stock                              -           (10)                  -           (14,817)
Purchase of 793,500 shares for the
  Company's 1996 incentive plan                   (11,262)            -                   -           (11,262)
Amortization of shares under stock-based
  compensation plans                                2,421             -                   -             1,172
Changes in unrealized losses on
  securities available for sale, net                    -             -              (1,370)           (1,370)
                                                 ------------------------------------------------------------
Balance at March 31, 1997                         (24,711)          (10)               (491)          265,526

Net earnings                                            -             -                   -            15,980
Purchase of treasury stock                              -           (18)                  -           (35,808)
Amortization of shares under stock-based
  compensation plans                                3,816             -                   -             4,934
Stock options exercised                                 -             -                   -               682
Changes in unrealized gains on
  securities available for sale, net                    -             -               2,964             2,964
                                                 ------------------------------------------------------------
Balance at March 31, 1998                        $(20,895)         $(28)            $ 2,473          $254,278
                                                 ============================================================

See accompanying notes to consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                             YEAR ENDED MARCH 31,
                                                                -----------------------------------------------
                                                                   1998               1997               1996
                                                                -----------------------------------------------
Cash flows from operating activities
  Net earnings                                                  $  15,980              2,732              2,065
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Amortization of premiums (discounts) on loans,
        investments and mortgage-backed securities                  1,415                331             (1,740)
      Amortization of deferred loan origination fees                 (261)            (1,666)            (1,716)
      Loan fees collected                                          (3,487)              (212)             1,059
      Dividends on FHLB stock                                      (1,716)            (1,150)              (701)
      Provisions for losses on:
        Loans                                                       7,099             13,661             10,895
        Real estate                                                  (416)              (970)               868
      Gains on sales of loans, mortgage-backed
        securities available-for-sale, real estate and
        property and equipment                                     (1,792)              (764)              (475)
      Depreciation and amortization of property and
        equipment                                                   5,051              3,134              3,233
      Loans originated for sale                                    (3,893)           (21,590)           (15,294)
      Proceeds from sale of loans held-for-sale                   166,989             26,869              9,381
      Proceeds from sale of loans held for accelerated
        disposition                                                     -                  -              6,080
      Amortization of unearned stock-based
        compensation                                                4,934              1,172                  -
      Increase (decrease) in:
        Deferred income taxes                                      (5,141)            (2,415)             1,309
        Accrued expenses and other liabilities                      5,702             15,395             (1,035)
      (Increase) decrease in:
        Accrued interest receivable                                (1,441)            (5,060)            (1,643)
        Prepaid expenses and other assests                        (36,919)            11,061             (6,374)
                                                                -----------------------------------------------
          Net cash provided by operating activities               152,104             40,528              5,912
                                                                -----------------------------------------------
Cash flows from investing activities:
  Net maturities of long-term certificates of deposit                   -                190              5,000
  Loans originated for investment                                (553,535)          (478,077)          (249,916)
  Increase (decrease) in construction loans in process             56,972             13,695               (904)
  Purchases of loans held for investment                         (163,045)           (28,417)            (9,303)
  Principal payments on loans                                     471,544            225,996            192,237
  Principal payments on mortgage-backed securities
    held-to-maturity                                                3,325              1,644             20,531
  Principal payments on mortgage-backed securities
    available-for-sale                                            144,920             70,040              9,293
  Purchases of investment securities held-to-maturity                   -            (15,000)          (148,674)
  Purchases of investment securities available-for-sale          (279,762)           (86,515)           (10,068)
  Purchases of FHLB stock                                         (10,518)           (10,228)              (955)
  Purchases of mortgage-backed securities held-to-
    maturity                                                            -                  -            (31,952)

                        PFF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows, continued
                             (Dollars in thousands)

                                                                             YEAR ENDED MARCH 31,
                                                              -------------------------------------------------
                                                                   1998               1997              1996
                                                              -------------------------------------------------
  Purchases of mortgage-backed securities available-
    for-sale                                                  $  (190,539)          (451,322)                -
  Proceeds from maturities of investment securities
    held-to-maturity                                               15,475             26,899           162,095
  Proceeds from maturities of investment securities
    available-for-sale                                             43,687              3,197             7,000
  Proceeds from maturities of mortgage-backed
    securities available-for-sale                                     793                  -                 -
  Investment in real estate                                         1,006             (1,027)           (2,118)
  Proceeds from sale of investment securities
    available-for-sale                                              8,934              5,000                 -
  Proceeds from sale of mortgage-backed securities
    available-for-sale                                             52,789             19,542            25,561
  Proceeds from sale of real estate                                13,807             11,325            11,967
  Purchases of property and equipment                              (4,172)            (5,045)           (1,210)
  Proceeds from sale of property and equipment                         69                129                21
                                                              ------------------------------------------------
          Net cash used in investing activities                  (388,250)          (697,974)          (21,395)
                                                              ------------------------------------------------
Cash flows from financing activities:
  Proceeds from FHLB advances and other borrowings              1,342,886          1,215,600           340,658
  Repayment of FHLB advances and other borrowings              (1,087,000)          (705,323)         (370,031)
  Net change in deposits                                           29,775             28,976            12,657
  Proceeds from exercise of stock options                             682                  -                 -
  Proceeds from issuance of capital stock                               -                  -           193,875
  Purchase of stock for unearned stock-based
    compensation plans                                                  -            (11,262)          (15,870)
  Purchase of treasury stock                                      (35,808)           (14,817)                -
                                                              ------------------------------------------------
          Net cash provided by financing activities               250,535            513,174           161,289
                                                              ------------------------------------------------
          Net increase in cash and cash equivalents                14,389           (144,272)          145,806
Cash and cash equivalents, beginning of year                       31,632            175,904            30,098
                                                              ------------------------------------------------
Cash and cash equivalents, end of year                        $    46,021             31,632           175,904
                                                              ================================================
Supplemental information:
  Interest paid, including interest credited                      116,991             90,298            87,570
  Income taxes paid                                                16,608              1,838             2,230
Non-cash investing and financing activities:
  Transfer of mortgage-backed securities from held-
    to-maturity to available-for-sale                                   -                  -           158,800
  Securitization of mortgage loans transferred to
    mortgage-backed securities held-to-maturity                         -                  -            73,407
Change in unrealized gain (loss) on securities
    available-for-sale                                              5,145             (2,431)            1,667
  Net transfers from loans receivable to real estate               12,563              9,979             8,961
  Net transfers from loans receivable to loans held
    for accelerated disposition                                         -                  -             6,080
  Loans originated for the sale of real estate
    acquired in settlement of loans                                   617              1,187             2,263
  Transfer of loans from held for investment to loans
    held for sale                                                 163,000                  -                 -
                                                              ================================================

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

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets, and revenues and expenses reflected in the consolidated statements of earnings. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and in banks of $33,560 and $26,123 and short-term deposits in banks of $12,461 and $5,509 at March 31, 1998 and 1997, respectively. The Company considers all highly liquid debt instruments with maturities at date of acquisition of three months or less to be cash equivalents.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

Held-to-Maturity

Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage-backed securities held-to-maturity are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts on mortgage-backed securities are amortized or accreted using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. It is the intent of the Company and the Company has the ability, to hold these securities until maturity as part of its portfolio of long-term interest earning assets. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

Available-for-Sale

Securities available-for-sale are carried at fair value. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of stockholders= equity, net of income taxes, unless the security is deemed to be other than temporarily impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method and recorded in earnings.

Trading

The Company had no trading securities at March 31, 1998 and 1997.

LOANS HELD FOR SALE

Loans originated and held for sale in the secondary market are carried at the lower of cost or market value in the aggregate, as determined by outstanding commitments from investors or current investor requirements. Loan fees and costs are deferred and recognized as a component of gain or loss on sale of loans when the loans are sold. Net unrealized losses are recognized through a valuation allowance established by charges to operations.

GAINS OR LOSSES ON SALES OF LOANS AND MORTGAGE SERVICING ASSETS

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSRs") acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. At the time of sale the total cost of the mortgage loans is allocated to the MSRs and the mortgage loans without the MSRs based upon their relative fair values. The MSRs are included in other assets and as a component of the gain on the sale of loans. The MSRs are amortized in proportion to and over the estimated period of the net servicing income. This amortization is reflected as a component of loan servicing fees.

The MSRs are periodically reviewed for impairment based upon their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis using market prepayment

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

rates, the Company's cost of servicing and market-adjusted discount rates. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

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

LOAN ORIGINATION, COMMITMENT FEES AND RELATED COSTS

Loan fees and certain direct loan origination costs are deferred, with the net fee or cost being accreted or amortized to interest income over the remaining term to maturity of the related loan using the interest method. Accretion or amortization is discontinued in the event the loan becomes contractually delinquent by more than ninety days. Accretion or amortization resumes in the period all delinquent interest and principal is paid current. When a loan is paid in full, any unamortized net loan origination fee or cost is recognized in interest income. When a loan is sold any net loan origination fee or cost is recognized in the calculation of the gain (loss) on sale of loans. Commitment fees and costs related to commitments where the likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining net unamortized commitment fees at the time of exercise are recognized over the life of the loan using the interest method.

VALUATION ALLOWANCES FOR LOANS RECEIVABLE AND REAL ESTATE

Valuation allowances for loan losses are provided on both a specific and non-specific basis. Specific allowances are provided when an identified significant decline in the value of the underlying collateral occurs or an identified adverse situation occurs that may affect the borrower's ability to repay. Non-specific allowances are provided based on a number of factors, including the Company's past loan loss experience, current and prospective economic conditions and management's ongoing evaluation of the credit risk inherent in the portfolio.

Valuation allowances for losses on real estate are established when a decline in value reduces the fair value less estimated disposal costs to less than the carrying value.

Management believes that allowances for loan losses and real estate are adequate. While management uses available information to recognize losses on loans and real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan and real estate losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments of the information available to them at the time of their examinations.

Management considers loans with a principal balance of $500 or more, including loans to one borrower that exceed $500, as non-homogeneous for purposes of evaluation for impairment. A loan is considered impaired if it is probable that

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

the creditor will be unable to collect all contractual amounts due (principal and interest) as scheduled in the loan agreement. Impaired loans are measured based on either an estimate of the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's market value or the fair value of collateral if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to operations. The Company will charge-off a portion of an impaired loan against the valuation allowance when it is probable that there is no possibility of recovering the full amount of the impaired loan.

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

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management's assessment of the ultimate collectibility of the loan principal. The amount of interest income recognized is limited to the amount of interest that would have accrued at the loan's contractual rate applied to the recorded loan balance, with any difference recorded as a loan loss recovery. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.

REAL ESTATE

Real estate properties acquired through loan foreclosure are initially recorded at fair value at the date of foreclosure. Once real estate properties are acquired, evaluations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value. Real estate properties held for sale or development are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or net realizable value. Costs related to development and improvement of properties are capitalized, whereas costs relating to holding the properties are expensed. During the development period, the portion of interest costs related to development of real estate are capitalized.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

INTANGIBLES

In January 1995, the Company acquired the trust operations of another bank for $3,470. The excess cost over net assets acquired was capitalized and is being amortized on a straight-line basis over the estimated average life of the trust relationships acquired of 11 years.

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

PER SHARE INFORMATION

The Company adopted, effective December 31, 1997, Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 simplifies the standards for computing and presenting earnings per share (EPS) as previously prescribed by Accounting Principles Board Opinion 15., "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

EMPLOYEE STOCK OWNERSHIP PLAN

The Company accounted for the original issuance of the Employee Stock Ownership Plan (ESOP) as a component of equity recorded in a contra-equity account. When the issuance occurs, compensation expense is recognized over the allocation period based upon the fair value of the shares committed to be released to employees. This may result in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock. However, any such compensation expense fluctuations result in an equal and offsetting adjustment to additional paid-in capital.


STOCK OPTION PLAN

On October 23, 1996, the Company granted stock options and adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information " ("SFAS No. 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's disclosures.

In February 1998, the FASB issued Statement of financial Accounting Standards No. 132 (SFAS No. 132), "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions, SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for termination Benefits," and SFAS No. 106, "Employer's Accounting for Retirement Benefits Other than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 will result in disclosure changes only.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

(2) INVESTMENT SECURITIES

     The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                                               MARCH 31, 1998
                                                        -------------------------------------------------------------
                                                                           GROSS            GROSS           ESTIMATED
                                                        AMORTIZED       UNREALIZED       UNREALIZED            FAIR
                                                          COST             GAINS           LOSSES             VALUE
                                                        -------------------------------------------------------------
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
    U.S. Government and federal agency obligations       $    714               11                -               725
                                                         ------------------------------------------------------------
          Total                                          $    714               11                -               725
                                                         ============================================================
Available-for-sale
    Collateralized mortgage obligations                  $223,514              839             (851)          223,502
    U.S. Government and federal agency obligations         56,007               50               (5)           56,052
    FHLMC non-cumulative preferred stock                    5,600              168                -             5,768
    Corporate debt-securities                              17,309              130              (80)           17,359
    Equity securities                                      13,112              617                -            13,729
                                                         ------------------------------------------------------------
          Total                                          $315,542            1,804             (936)          316,410
                                                         ============================================================

     During the years ended March 31, 1998, 1997 and 1996, the Company realized gains on sales of securities available-for-sale of $144, $23 and zero, respectively.

                                                                                MARCH 31, 1997
                                                        -------------------------------------------------------------
                                                                           GROSS            GROSS           ESTIMATED
                                                        AMORTIZED       UNREALIZED       UNREALIZED            FAIR
                                                          COST             GAINS           LOSSES             VALUE
                                                        -------------------------------------------------------------
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
  Domestic corporate                                      $15,000                -                -            15,000
  Collateralized mortgage obligations                         472                2                -               474
  U.S. Government and federal agency obligations              718               21                -               739
                                                          -----------------------------------------------------------
          Total                                           $16,190               23                -            16,213
                                                          ===========================================================
Available-for-sale
    Collateralized mortgage obligations                   $24,709                -             (272)           24,437
    U.S. Government and federal agency obligations         57,992               12             (394)           57,610
    FHLMC non-cumulative preferred stock                    5,600                -                -             5,600
                                                          -----------------------------------------------------------

          Total                                           $88,301               12             (666)           87,647
                                                          ===========================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

     Maturities of investment securities at March 31, 1998 are summarized as follows:

                                                                               AVAILABLE-
                                                      HELD-TO-MATURITY          FOR-SALE
                                                  ---------------------------------------
                                                                 ESTIMATED      ESTIMATED
                                                  AMORTIZED         FAIR           FAIR
                   MATURITY                          COST          VALUE          VALUE
-----------------------------------------------------------------------------------------
Within one year                                   $       -              -          4,997
After one to five years                                 714            725         51,055
After five to ten years                                   -              -              -
After ten years                                           -              -        260,358
                                                  ---------------------------------------
                                                  $     714            725        316,410
                                                  =======================================

(3) MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

                                                              MARCH 31, 1998
                                       ------------------------------------------------------------
                                                          GROSS            GROSS          ESTIMATED
                                       AMORTIZED        UNREALIZED       UNREALIZED          FAIR
                                          COST            GAINS            LOSSES           VALUE
                                       ------------------------------------------------------------
Held-to-maturity
    FHLMC                               $  1,373                 2                -           1,375
                                        ===========================================================
Available-for-sale
    GNMA                                $ 34,399               695                -          35,094
    FHLMC                                137,504               561             (323)        137,706
    FNMA                                 306,287             2,856             (359)        308,820
                                        -----------------------------------------------------------
          Total                         $478,190             4,112             (682)        481,620
                                        ===========================================================

                                                              MARCH 31, 1997
                                       ------------------------------------------------------------
                                                          GROSS            GROSS          ESTIMATED
                                       AMORTIZED        UNREALIZED       UNREALIZED          FAIR
                                          COST            GAINS            LOSSES           VALUE
                                       ------------------------------------------------------------
Held-to-maturity
    FHLMC                               $  5,490                19                -           5,509
                                        ===========================================================
Available-for-sale
    GNMA                                $ 56,462               460             (240)         56,682
    FHLMC                                149,808               660             (680)        149,788
    FNMA                                 279,932             1,345           (1,738)        279,539
                                        -----------------------------------------------------------
          Total                         $486,202             2,465           (2,658)        486,009
                                        ===========================================================

     The mortgage-backed securities have maturities of up to 30 years.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

(4)  LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                            MARCH 31,
                                                  -----------------------------
                                                     1998               1997
                                                  -----------------------------
Mortgage loans:
  Residential:
    One-to-four family                            $1,467,156          1,499,122
    Multi-family                                      97,350            108,896
  Commercial real estate                             144,035            137,169
  Construction and land                              185,225            113,188
                                                  -----------------------------
      Total mortgage loans                         1,893,766          1,858,375

Commercial                                            12,468              3,100
Consumer                                              42,826             26,931
                                                  -----------------------------
                                                   1,949,060          1,888,406
  Less:
  Undisbursed portion of construction loans          (95,457)           (38,485)
  Unearned discounts                                   1,114             (1,629)
  Net deferred loan origination fees                  (1,101)            (1,362)
  Allowance for loan losses (note 6)                 (26,002)           (27,721)
                                                  -----------------------------
                                                  $1,827,614          1,819,209
                                                  =============================
  Weighted average yield                                7.70%              7.64%
                                                  =============================

     Loans receivable from officers and directors of the Company were as follows:

                                                            MARCH 31,
                                                    -------------------------
                                                     1998               1997
                                                    -------------------------
Beginning balance                                   $1,897              1,406
Additions                                              288                747
Repayments                                            (115)              (256)
                                                    -------------------------
Ending balance                                      $2,070              1,897
                                                    =========================

       The following table provides information with respect to the Company's nonaccrual loans and troubled debt restructured (TDR) loans at the dates indicated:

                                                                          MARCH 31,
                                                         -------------------------------------------
                                                           1998              1997              1996
                                                         -------------------------------------------
Nonaccrual loans                                         $17,189            23,350            22,951
TDR loans                                                 12,505            14,559            13,810
                                                         -------------------------------------------
      Total nonaccrual and TDR loans                     $29,694            37,909            36,761
                                                         ===========================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

     The following table identifies the Company's total recorded investment in impaired loans by type at the dates indicated:

                                                                MARCH 31,
                                     ----------------------------------------------------------------
                                                 1998                                1997
                                     ----------------------------------------------------------------
                                      RECORDED          SPECIFIC          RECORDED          SPECIFIC
                                     INVESTMENT        ALLOWANCES        INVESTMENT        ALLOWANCES
                                     ----------------------------------------------------------------
Non accrual loans:
  Residential:
    One-to-four family                  $   504               202             1,545               329
    Multi-family                          2,214               436             1,650               386
  Commercial real estate                  4,872                 -             1,775                 -
  Construction and land                     865                 -             1,447               485
TDR loans                                12,505             1,922            14,559             2,972
                                        -------------------------------------------------------------
      Total                             $20,960             2,560            20,976             4,172
                                        =============================================================

     During the year ended March 31, 1998 and 1997, the Company's average investment in impaired loans was $20,988 and $24,940, respectively and interest income recorded during these periods was $776 and $764, respectively of which $845 and $784, respectively was recorded utilizing the cash basis method of accounting.

     The effect of nonaccrual and TDR loans on interest income is presented below:

                                                           YEAR ENDED MARCH 31,
                                            ------------------------------------------------
                                              1998                1997                 1996
                                            ------------------------------------------------
Contractual interest due:
  Nonaccrual loans                          $1,749                2,226                  858
  TDR loans                                  1,186                1,312                1,172
                                            ------------------------------------------------
                                             2,935                3,538                2,030
  Interest income recognized on
    TDR loans on a cash basis                  779                  942                  891
                                            ------------------------------------------------
  Interest income not recognized            $2,156                2,596                1,139
                                            ================================================

(5) REAL ESTATE

     Real estate is summarized as follows:

                                                                  MARCH 31,
                                                          ------------------------
                                                           1998              1997
                                                          ------------------------
Properties:
  Acquired in settlement of loans                         $8,198             8,074
  Held for sale or development                               731             1,113
                                                          ------------------------
                                                           8,929             9,187
  Allowance for losses (note 6)                             (603)             (329)
                                                          ------------------------
      Total                                               $8,326             8,858
                                                          ========================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

     (Income) loss from real estate operations, net is summarized as follows:

                                                                    YEAR ENDED MARCH 31,
                                                           -------------------------------------
                                                             1998           1997           1996
                                                           -------------------------------------
Gain on sale of real estate, net                           $(1,692)         (519)           (363)
Real estate expense                                          1,749         1,164           1,165
Provision for (recoveries of) losses on real estate            416          (970)            868
                                                           -------------------------------------
                                                           $   473          (325)          1,670
                                                           =====================================

(6) ALLOWANCES FOR LOSSES ON LOANS RECEIVABLE AND REAL ESTATE

     Activity in the allowances for losses on loans and real estate is summarized as follows:

                                                              YEAR ENDED MARCH 31,
                                                  -------------------------------------------
                                                    1998             1997               1996
                                                  -------------------------------------------
Loans receivable:
  Beginning balance                               $27,721           19,741             19,294
    Provision                                       7,099           13,661             10,895
    Charge-offs                                    (9,110)          (5,782)           (10,451)
    Recoveries                                        292              101                  3
                                                  -------------------------------------------
  Ending balance                                   26,002           27,721             19,741
                                                  -------------------------------------------
Real Estate:
  Beginning balance                                   329            4,762              5,440
    Provision                                         416             (970)               868
    Charge-offs                                      (142)          (3,463)            (1,546)
                                                  -------------------------------------------
  Ending balance                                      603              329              4,762
                                                  -------------------------------------------
Total loans receivable and real estate:
  Beginning balance                                28,050           24,503             24,734
    Provision                                       7,515           12,691             11,763
    Charge-offs                                    (9,252)          (9,245)           (11,997)
    Recoveries                                        292              101                  3
                                                  -------------------------------------------
  Ending balance                                  $26,605           28,050             24,503
                                                  ===========================================

(7) ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows:

                                                                   MARCH 31,
                                                          -------------------------
                                                            1998              1997
                                                          -------------------------
Investment securities                                     $ 2,963             1,397
Mortgage-backed securities                                  3,596             3,863
Loans receivable                                           10,761            10,619
                                                          -------------------------
                                                          $17,320            15,879
                                                          =========================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

(8)  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net is summarized as follows:

                                                        MARCH 31,
                                                ------------------------
                                                  1998             1997        ESTIMATED LIFE
                                                ---------------------------------------------
Land                                            $  5,254           5,254              -
Buildings and improvements                        21,299          20,781       10 to 50 years
Leasehold improvements                             1,939           1,824        Life of lease
Furniture, fixtures and equipment                 23,017          20,161        1 to 10 years
Automobiles                                          159             198           3 years
Construction in progress                              92           1,074              -
                                                ------------------------
                                                  51,760          49,292
Accumulated depreciation and
  amortization                                   (26,193)        (22,771)
                                                ------------------------
                                                $ 25,567          26,521
                                                ========================

(9)  DEPOSITS

     Deposits and their respective weighted average interest rates are summarized as follows:

                                                       MARCH 31,
                               ---------------------------------------------------------
                                          1998                          1997
                               ---------------------------------------------------------
                               WEIGHTED                      WEIGHTED
                               AVERAGE                       AVERAGE
                                RATE             AMOUNT       RATE              AMOUNT
                               ---------------------------------------------------------
Regular passbook                   2.55%       $  152,649        2.76%        $  176,867
NOW and other demand
    deposit accounts               0.76           176,060        0.81            141,231
Fixed and variable-rate
    certificate accounts           5.40         1,178,515        5.54          1,240,231
Money market checking
    and savings                    4.05           233,600        4.05            152,720
                                               ----------                     ----------
                                   4.56%       $1,740,824        4.73%        $1,711,049
                                               ==========                     ==========

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

     Certificate accounts maturing subsequent to March 31, 1998 are summarized as follows:

                     YEAR ENDING MARCH 31,         AMOUNT
                     --------------------------------------
                     1999                        $  987,083
                     2000                           131,964
                     2001                            30,706
                     2002                            12,811
                     2003                            13,239
                     thereafter                       2,712
                                                 ----------
                                                 $1,178,515
                                                 ==========

     Interest expense on deposits is summarized as follows:

                                                             YEAR ENDED MARCH 31,
                                                ---------------------------------------------
                                                  1998               1997               1996
                                                ---------------------------------------------
Regular passbook                                $ 4,205              5,525              2,657
NOW and other demand deposit accounts             1,214              1,096              1,752
Money market checking and savings                 7,981              3,935              4,012
Certificates of deposit                          66,755             68,690             73,830
                                                ---------------------------------------------
          Total                                 $80,155             79,246             82,251
                                                =============================================

     At March 31, 1998 and 1997, the Company had accrued interest payable on deposits of $811 and $476, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

     At March 31, 1998 and 1997, $7,637 and $5,737 of public funds on deposit were secured by loans receivable, mortgage-backed securities and investment securities with aggregate carrying values of $23,575 and $11,945, respectively.

     Accounts which are greater than $100 at March 31, 1998 and 1997 total $306,187 and $293,332, respectively. Deposit accounts greater than $100 are not federally insured.

(10) FHLB ADVANCES AND OTHER BORROWINGS

     The Company utilizes FHLB advances and reverse repurchase agreements as sources of funds. The advances are collateralized by mortgage-backed securities and/or loans. Reverse repurchase agreements are collateralized by mortgage-backed securities. The Company only transacts business with the FHLB or brokerage firms that are recognized as primary dealers in U.S. government securities. FHLB advances and reverse repurchase agreements at March 31, 1998 and 1997 were $735,886 and $480,000 and $50,000 and $50,000, respectively. See Note 11.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

     The original terms to maturity for reverse repurchase agreements outstanding at March 31, 1998 were 5 years. Under these agreements, the debt may be put back to the Company by the creditor beginning February 1999 and quarterly thereafter, continuing to final maturity in 2002. These agreements are collateralized by FHLMC and FNMA mortgage-backed and other investment securities with a historical cost basis and fair value of $55,780 and $56,033 and $51,967 and $51,946 at March 31, 1998 and March 31,
     1997, respectively. The underlying collateral for reverse repurchase agreements is held by and under the control of Morgan Stanley Group Inc..

                                                                               MARCH 31,
                                                           ------------------------------------------------
                                                             1998                 1997                1996
                                                           ------------------------------------------------
FHLB advances:
  Average amount outstanding during the year               $601,078             335,188              19,768
  Maximum amount outstanding at any month end               790,086             545,400              68,985
  Amount outstanding at year end (1)                        735,886             480,000              19,722
  Average interest rate:
    For the year                                               5.87%               5.78%               5.66%
    At year end                                                5.70%               5.78%               5.52%
Reverse repurchase agreements:
  Average amount outstanding during the year                 50,000              10,129              63,839
  Maximum amount outstanding at any month end                50,000              50,000              96,681
  Amount outstanding at year end (1)                         50,000              50,000                   -
  Average interest rate:
    For the year                                               5.87%               5.96%               5.97%
    At year end                                                5.87%               5.87%                  -

---------------------
Included in the balance of FHLB advances and reverse repurchase agreements outstanding at March 31, 1998 are putable borrowings of $250.0 million and $50.0 million, respectively with original terms to maturity of 24 to 120 months, and 36 to 60 months, respectively final maturity dates ranging from December 1999 to February 2008 and February 2000 to December 2000, respectively, and initial put dates ranging from June 1998 to February 2003 and February 1999 to December 1999, respectively.

     FHLB advances have the following final maturities at March 31, 1998.


                                              Amount
                                             --------
                          1999               $396,886
                          2000                 15,000
                          2001                 79,000
                          2002                 40,000
                          2003                190,000
                          thereafter           15,000
                                             --------
                                Total        $735,886
                                             ========

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

     Interest expense on borrowings is summarized as follows:

                                                        YEAR ENDED MARCH 31,
                                          -----------------------------------------------
                                            1998                1997                1996
                                          -----------------------------------------------
FHLB advances                             $35,273              19,378                 983
Reverse repurchase agreements               2,959                 604               3,937
Other interest expense                        130                  78                 385
                                          -----------------------------------------------
          Total                           $38,362              20,060               5,305
                                          ===============================================

(11) LINES OF CREDIT

     At March 31, 1998 and 1997, the Company had maximum borrowing capacity from the FHLB of San Francisco in the approximate amount of $690,108 and $620,861, respectively. Based upon pledged collateral in place, the Company had available borrowing capacity of $192,386 and $269,882 as of March 31, 1998 and 1997, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities and investment securities aggregating $1,045,522 and $857,087 and the Company's required investment in one hundred dollar par value capital stock of the FHLB of San Francisco. At March 31, 1998 and 1997, the cost of this FHLB capital stock was $39,504 and $27,270, respectively.

(12) EMPLOYEE BENEFIT PLANS

     The Company maintains a defined benefit Pension Plan ("Pension Plan") covering substantially all of its employees. The benefits are based on each employee's years of service and final average earnings determined over the five-year period prior to the benefit determination date. Employees became fully vested upon completion of five years of qualifying service. The Company also maintains a Retirement Plan for all directors and a Supplemental Plan for all senior officers of the Company. Effective December 31, 1995, the Company elected to freeze the Pension Plan and Directors' Retirement and Supplemental Plans. Accordingly, no new accruals for future years of service will occur after December 31, 1995. The following table sets forth the plans' funded status and amounts recognized by the Company at the plans' most recent measurement dates of December 31, 1997 and 1996:

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

                                                         1997                                     1996
                                           ------------------------------------------------------------------------
                                                              DIRECTORS'                               DIRECTORS'
                                                            RETIREMENT AND                           RETIREMENT AND
                                            PENSION          SUPPLEMENTAL            PENSION          SUPPLEMENTAL
                                             PLAN               PLANS                 PLAN               PLANS
                                           ------------------------------------------------------------------------
Actuarial present value of benefit
  obligation:
  Accumulated benefit obligation           $ 20,792                 2,536             18,038                 2,561
                                           =======================================================================
  Vested benefit obligation                $ 20,792                 2,536             18,038                 2,561
                                           =======================================================================
Projected benefit obligation for
  services rendered to date                $ 20,792                 2,536             18,038                 2,561
Plan assets at fair value                   (21,964)                    -            (20,090)                    -
Projected benefit obligation less
  than (in excess of) plan assets            (1,172)                2,536             (2,052)                2,561
                                           -----------------------------------------------------------------------
Unrecognized net loss from past
  experience different from that
  assumed and effects of
  changes in assumptions                       (514)                 (535)               354                  (473)
Unrecognized net obligation at
  April 1, 1987 being recognized
  over twelve years                               -                  (132)               (73)                 (165)
Unrecognized prior service cost                (222)                   11               (292)                   22
Adjustment required to recognize
  minimum liability                               -                   535                  -                   616
                                           -----------------------------------------------------------------------
Accrued (prepaid) pension and
  retirement and supplemental costs        $ (1,908)                2,415             (2,063)                2,561
                                           =======================================================================

The total pension expense for the Pension Plan was $155, $220, and $1,354, for the years ended March 31, 1998, 1997 and 1996, respectively. The total pension expense for the Directors' Retirement and Supplemental Plans (including amortization of prior service cost over 15 years) was $245, $1,773, and $343 for
the years ended March 31, 1998, 1997 and 1996, respectively.   The $1,527
difference between total pension expense and net periodic pension cost for the Directors' Retirement and Supplemental Plans for the year ended

March 31, 1997, results from the curtailment of these plans.

Net periodic pension costs for 1997, 1996 and 1995 included the following components:

                                                                       DECEMBER 31,
                                     ---------------------------------------------------------------------------------
                                               1997                         1996                         1995
                                     ---------------------------------------------------------------------------------
                                                  DIRECTORS                     DIRECTORS                    DIRECTORS
                                                 RETIREMENT                    RETIREMENT                   RETIREMENT
                                                 AND SUPPLE-                   AND SUPPLE-                  AND SUPPLE-
                                     PENSION       MENTAL          PENSION       MENTAL         PENSION       MENTAL
                                      PLAN          PLANS           PLAN          PLANS          PLAN          PLANS
                                     ---------------------------------------------------------------------------------
Service cost-benefits earned
  During the period                  $     -              -              -              -           627             95
Interest cost on projected
  Benefit obligation                   1,360            187          1,357            188         1,661            200
Return on plan assets                 (3,061)             -         (1,917)             -        (2,604)             -
Net amortization and deferral          1,856             58            780             58         1,670             48
                                     ---------------------------------------------------------------------------------
Net periodic pension cost            $   155            245            220            246         1,354            343
                                     =================================================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets for 1997 and 1996 are as follows:

                                                                 DECEMBER 31,
                                        -------------------------------------------------------------
                                                    1997                            1996
                                        -------------------------------------------------------------
                                                        DIRECTORS'                        DIRECTORS'
                                                        RETIREMENT                        RETIREMENT
                                        PENSION        AND SUPPLE-        PENSION        AND SUPPLE-
                                          PLAN         MENTAL PLANS         PLAN         MENTAL PLANS
                                        -------------------------------------------------------------
Actuarial present values:
  Weighted average discount rate        7.00%          7.00%              7.75%          7.75%
  Rate of increase in future
    compensation                           -              -                  -              -
Net periodic pension costs:
  Weighted average discount rate        7.75           7.75               7.50           7.50
  Rate of increase in future
    compensation                           -              -                  -              -
  Expected long-term return on
    plan assets                         7.25           7.25               8.50           8.50


In 1985, the Company established a capital accumulation plan (401(k) Plan) which is available to all full-time employees over 21 years of age with more than six months of service. Under the 401(k) Plan, the Company contributes funds in an amount equal to a percentage of employee contributions. In 1998, 1997 and 1996, the total 401(k) Plan expense was $348, $290, and $226, respectively.

The Company provides a non-qualified Directors' Deferred Compensation Plan and a non-qualified Employees' Deferred Compensation Plan that offer directors and senior officers of the Company, respectively, the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors' Deferred Compensation Plan is payable upon the occurrence of the first Board of Directors' meeting held in the fiscal year following the participant attaining age 73. The benefit from the Employees' Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to depositors of the Company or, at the Participants' election, investment earnings or losses equivalent to that of the Company's common stock. At March 31, 1998, the liability for these plans is included in accrued expenses and other liabilities.

The Company currently provides post retirement medical coverage to eligible employees. At March 31, 1998 and 1997, the expected cost associated with this coverage is included in accrued expenses and other liabilities.

As part of the reorganization to the stock form of ownership, the ESOP purchased 1,587,000 shares of the Company's common stock at $10 per share, or $15,870, which was funded by a loan from the Company. The loan will be repaid from the Company's or the Bank's discretionary contributions over a period of 10 years. The loan is secured by the common stock

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

owned by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. ESOP shares are allocated to the eligible participants based on compensation as described in the ESOP plan. In each of the fiscal years ending March 31, 1998 and 1997 158,700 shares were allocated to the eligible participants. At March 31, 1998 and 1997, the unearned balance of the ESOP shares is included in unearned stock-based compensation as a reduction of total stockholders' equity in the accompanying consolidated financial statements. The value of ESOP shares committed to be released is included in compensation expense based upon the fair value of the shares on the dates they were committed. At March 31, 1998, the fair value of the unearned ESOP shares is $20,552. Compensation expense associated with the ESOP was $2,921 and $2,050 for the years ended March 31, 1998 and 1997.

During October, 1996, the stockholders of the Company approved the PFF Bancorp, Inc. 1996 Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting of options to purchase the Company's common stock, option related awards, and grants of common stock (collectively "Awards"). Concurrent with the approval of the 1996 Plan, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits a company to account for stock options granted under either the fair-value-based or the intrinsic-value-based (as described in APB No. 25) method of accounting. If the Company elects to account for options granted under the intrinsic-value-based method, it must make certain disclosures with respect thereto. The Company has elected to account for stock options granted under the intrinsic-value-based method of accounting.

The maximum number of shares reserved for Awards under the 1996 Plan is 2,777,250 shares, with 1,983,750 shares reserved for purchase pursuant to options and option-related awards and 793,500 shares reserved for grants of the Company's common stock. The exercise price of all options and option-related awards must be 100% of the fair value of the Company's common stock at the time of grant and the term of the options may not exceed 10 years.

With respect to shares of the Company's common stock granted to employees, the 1996 Plan provides that each stock grant will be eligible to vest in five equal annual installments, with 75% of the third, fourth and fifth annual installments subject to the attainment of certain performance goals. Of the 793,500 shares reserved for stock grants, 746,745 shares with a fair value of $11,263 were granted during the year ended March 31, 1997. Compensation expense, associated with the stock grants recognized based upon the market price of the common stock at the time of grant, was $1,904 and $834 for the years ended March 31, 1998 and 1997. The unamortized balance of the grants is included in unearned stock-based compensation in the accompanying consolidated financial statements. At March 31, 1998 and 1997 the unamortized balance of the stock awards was $8.9 million and $10.4 million, respectively.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

The following table contains certain information with respect to the stock options granted under the 1996 Plan.

OPTIONS GRANTED DURING THE YEAR ENDED MARCH 31, 1998           ASSUMPTIONS USED IN DETERMINING OPTIONS' VALUES
--------------------------------------------------------------------------------------------------------------
                                                                                                                  CALCULATED
                                                               EXPECTED                                            VALUE OF
                         NUMBER         EXERCISE               TERM IN           RISK-FREE         EXPECTED          EACH
GRANT DATE               GRANTED         PRICE                 YEARS(1)           RATE(2)         VOLATILITY        OPTION
----------------------------------------------------------------------------------------------------------------------------
April 23, 1997           1,660          $14.250                 8.00              5.70%            30.00%         $ 6.93
May 7, 1997              1,229           14.500                 8.00              5.70%            30.00%           7.05
October 22, 1997         6,154           20.625                 8.00              5.70%            30.00%          10.03
February 25, 1998        2,626           18.750                 8.00              5.70%            30.00%           9.12

(1) Because of the lack of historical information relating to the expected term of the options, the expected term of a comparable and more seasoned company was used.

(2) The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options, as of March 31, 1998.

The Company applies APB No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's operations would have been adjusted to the pro forma amounts indicated below:

                                 1998                   1997
                                -----------------------------
Net earnings:
    As reported                 $15,980                 2,732
    Pro forma                    14,463                 1,000
Earnings per share--Basic
    As reported                    1.00                  0.15
    Pro forma                      0.90                  0.06
Earnings per share--Diluted
    As reported                    0.95                  0.15
    Pro forma                      0.86                  0.06

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

The table below reflects, for the periods indicated, the activity in the Company's stock options issued under the 1996 Plan.

                                              FOR THE YEAR        FOR THE YEAR
                                                  ENDED               ENDED
                                              MARCH 31, 1998      MARCH 31, 1997
                                              ----------------------------------
Balance at beginning of period                 1,960,069                   -
Granted                                           11,669           2,061,250
Canceled or expired                              (16,162)           (101,181)
Exercised                                        (79,105)                  -
                                              ----------------------------------
Balance at end of period                       1,876,471           1,960,069
                                              ==================================
Options exercisable                              381,083               2,452
Options available for grant                       26,813              23,681

Weighted average option price per share:
  Under option                                    $13.05              $13.01
  Exercisable                                      13.06               12.75
  Exercised                                        19.26                   -

The following table summarizes information with respect to the Company's stock options outstanding as of March 31, 1998.

                                 OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
              -----------------------------------------------------------------------------------------------
                                   WEIGHTED-AVERAGE
 RANGE OF         NUMBER               REMAINING          WEIGHTED-           NUMBER             WEIGHTED-
 EXERCISE       OUTSTANDING        CONTRACTUAL LIFE        AVERAGE          OUTSTANDING           AVERAGE
  PRICES      AT MARCH 31, 1998         (YEARS)         EXERCISE PRICE    AT MARCH 31, 1998    EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------
$12 to 14         1,708,830             8.57                $12.75           342,865               $12.75
$14 to 16            65,051             9.00                 15.45            19,231                15.50
$16 to 18            94,940             8.92                 16.25            18,987                16.25
$18 to 20             2,626             9.91                 18.75                 -                    -
$20 to 22             5,024             9.57                 20.63                 -                    -

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

(13) INCOME TAXES

     Income taxes (benefit) is summarized as follows:

                                          CURRENT      DEFERRED        TOTAL
                                       --------------------------------------
Year Ended March 31, 1998
  Federal                                 $14,448      (4,399)       10,049
  State                                     2,508        (538)        1,970
                                       --------------------------------------
                                          $16,956      (4,937)       12,019
                                       ======================================
Year Ended March 31, 1997
  Federal                                 $ 3,289      (1,867)        1,422
  State                                     1,935        (270)        1,665
                                       --------------------------------------
                                          $ 5,224      (2,137)        3,087
                                       ======================================
Year Ended March 31, 1996                 $   342         854         1,196
  Federal                                       -         455           455
                                       --------------------------------------
  State                                   $   342       1,309         1,651
                                       ======================================

     A reconciliation of total income taxes and the amount computed by applying the applicable Federal income tax rate to earnings before income taxes follows:

                                                           YEAR ENDED MARCH 31,
                                    -----------------------------------------------------------------
                                            1998                   1997                   1996
                                    -----------------------------------------------------------------
                                     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                    -----------------------------------------------------------------
Computed "expected" taxes           $ 9,800         35%     $2,037         35%     $1,300         35%
Increase (reduction) in
  taxes resulting from:
  California franchise tax,
    net of Federal tax benefit        1,281          7         433          7         296          7
  California franchise tax
    examination, net of
    Federal tax benefit                   -          -         649         10           -          -
  Other items                           938          1         (32)         1          55          2
                                    -----------------------------------------------------------------
          Total                     $12,019         43%     $3,087         53%     $1,651         44%
                                    =================================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

                                         MARCH 31,         TAXES          MARCH 31,         TAXES        MARCH 31,
                                           1998          (BENEFIT)          1997          (BENEFIT)        1996
                                        ----------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for real estate
    loan losses                           $ (7,550)            453           (8,003)          1,389         (9,392)
  California franchise tax                  (1,698)           (672)          (1,026)            (42)          (984)
  Accrued expenses                          (2,255)           (679)          (1,576)           (910)          (666)
  Core deposit intangibles
    amortization                              (377)           (106)            (271)            (68)          (203)
  Nonaccrual interest                         (147)            886           (1,033)         (1,033)             -
  Unrealized gains (loss) on
    securities available-for-sale, net       1,794           1,439              356            (279)           635
  Other                                     (1,521)           (434)          (1,088)           (919)          (169)
                                          ------------------------------------------------------------------------
                                           (11,754)            887          (12,641)         (1,862)       (10,779)
                                          ------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred loan origination fees             8,616          (4,758)          13,374          (1,400)        14,774
  Unredeemed FHLB stock
    dividends                                4,836             796            4,040             640          3,400
  Pension plan liability                       326              (4)             330            (320)           650
  Accumulated depreciation                     180            (294)             474            (147)           621
  Customer early withdrawl
    penalty depreciation                       174             (44)             218             (44)           262
  Accrued interest on pre-
    1985 loans                                 (35)            (58)              23            (179)           202
  Excess servicing rights
    amortization                                70             (25)              95              (3)            98
  Other                                        983               2              981             900             81
                                          ------------------------------------------------------------------------
                                            15,150          (4,385)          19,535            (553)        20,088
                                          ------------------------------------------------------------------------
Net deferred tax liability                $  3,396          (3,498)           6,894          (2,415)         9,309
                                          ========================================================================

     In determining the possible future realization of deferred tax assets, the future taxable income from the following sources is taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Deferred tax assets as of March 31, 1998 and 1997 have been recognized to the extent of the expected reversal of taxable temporary differences.

     Based on the Company's current and historical pretax earnings, adjusted for significant items, management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset at March 31, 1998. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

     On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The Act repeals the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Company, therefore, will be required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

     definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction. The deduction percentage was 8% for the years ended March 31, 1996 and 1995. Alternately, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the Experience Method). Retained earnings at March 31, 1998 and 1997 includes approximately $25,300 for which no deferred income tax liability has been recognized.

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

     To be considered "well capitalized," a savings institution must generally have a core capital of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. Management believes that at March 31, 1998, the Bank met the definition of "well capitalized."

     The following is a reconciliation of the Bank's GAAP capital to regulatory capital as of March 31, 1998:

                                                                 PFF BANK & TRUST'S
                                                           REGULATORY CAPITAL REQUIREMENT
                                                 ---------------------------------------------------
                                                 TANGIBLE              CORE               RISK-BASED
                                                  CAPITAL             CAPITAL               CAPITAL
                                                 ---------------------------------------------------
Capital of the Bank presented on a GAAP
  Basis                                            $202,763           202,763              202,763
Adjustments to GAAP capital to arrive
  at Regulatory capital:
  Unrealized gain on securities
    available-for-sale, net                          (2,009)           (2,009)              (2,009)
  Investments in and advances to
    non-includable consolidated subsidiaries         (1,450)           (1,450)              (1,450)
  Goodwill and other intangible assets               (4,006)           (4,006)              (4,006)
  General loan valuation allowance (1)                    -                 -               18,877
  Real estate held for sale                               -                 -                 (558)
                                                 ---------------------------------------------------
Regulatory capital                                  195,298           195,298              213,617
Regulatory capital requirement                      110,275           110,275              121,017
                                                 ---------------------------------------------------
  Amount by which regulatory capital
    Exceeds requirement                            $ 85,023            85,023               92,600
                                                 ===================================================

(1) Limited to 1.25% of risk-weighted assets.

    The following table summarizes the Bank's actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 1998 and 1997:

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

                                                                                                             TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                              FOR CAPITAL                 PROMPT CORRECTIVE
                                                    ACTUAL                 ADEQUACY PURPOSES              ACTION PROVISIONS
                                            ----------------------------------------------------------------------------------
          MARCH 31, 1998                     AMOUNT         RATIO        AMOUNT          RATIO           AMOUNT          RATIO
------------------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)     $213,617        14.17%      $120,481         *8.00%         $150,782        *10.00%
Core (Tier 1) capital (to total assets)      195,298         7.10         82,559         *3.00           137,598         *5.00
Tier 1 capital (to risk-weighted assets)     195,298        12.95            -             -  (1)         90,469         *6.00
Tangible capital (to total assets)           195,298         7.10         41,280         *1.50               -             -  (1)

                                                                                                             TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                              FOR CAPITAL                 PROMPT CORRECTIVE
                                                    ACTUAL                 ADEQUACY PURPOSES              ACTION PROVISIONS
                                            ----------------------------------------------------------------------------------
          MARCH 31, 1998                     AMOUNT         RATIO        AMOUNT          RATIO           AMOUNT          RATIO
------------------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)     $226,251        16.54%      $109,448         *8.00%         $136,810        *10.00%
Core (Tier 1) capital (to total assets)      209,688         8.46         74,357         *3.00           123,980         *5.00
Tier 1 capital (to risk-weighted assets)     209,688        15.33            -             -  (1)         82,086         *6.00
Tangible capital (to total assets)           209,688         8.46         37,179         *1.50               -             -  (1)

     (1)  Ratio is not specified under capital regulations.
     *    Greater than or equal to.

     At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

(15) OTHER NON-INTEREST EXPENSE

     Other non-interest expense amounts are summarized as follows:

                                                             YEAR ENDED MARCH 31,
                                                  ----------------------------------------
                                                   1998             1997             1996
                                                  ----------------------------------------
SAIF insurance premiums (1)                       $1,470            3,270            3,889
Office supplies and expense                        2,883            2,803            2,226
Savings and NOW account expenses                   1,382              947            1,000
Loan expenses                                        438              221              343
System conversion expenses                             -            2,117                -
Other                                              3,757            3,477            2,249
                                                  ----------------------------------------
                                                  $9,930           12,835            9,707
                                                  ========================================

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

     The Company leases various office facilities under noncancellable operating leases that expire through the year 2044. Net rent expense under operating leases, included in occupancy and equipment expense for the years ended March 31, 1998, 1997 and 1996, was approximately $590, $512, and $502, respectively. A summary of future minimum lease payments under these agreements follows at March 31, 1998:

                                                        Amount
                                                        ------
                Year Ending March 31,
                1999                                    $  579
                2000                                       450
                2001                                       254
                2002                                       191
                2003                                       106
                thereafter                                 239
                                                        ------
                     Total                              $1,819
                                                        ======

(17) OFF-BALANCE SHEET RISK

     CONCENTRATIONS OF OPERATIONS AND ASSETS

     The Company's operations are located entirely within Southern California. At both March 31, 1998 and 1997, approximately 96.8% of the Company's mortgage loans were secured by real estate in Southern California. In addition, substantially all of the Company's real estate is located in Southern California.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

                                                                   MARCH 31,
                                                        -----------------------------
                                                             1998            1997
                                                        -----------------------------
Commitments to originate mortgage loans:
    Variable-rate                                              $8,097            9,747
    Fixed-rate                                                  1,803            1,010
                                                        ------------------------------
          Total                                                $9,900           10,757

    Interest rate range for fixed-rate mortgage loans   6.075%-11.250%    8.250%-8.750%

Commitments to purchase mortgage-backed securities                  -           20,998

Commitments to purchase investment securities                       -            4,995

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

     The Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. However, when the commitment is funded, the Company receives collateral to the extent collateral is deemed necessary, with the most significant category of collateral being real property underlying mortgage loans.

(18) TRUST OPERATIONS

     Included in prepaid expenses and other assets is the net unamortized trust acquisition cost of $2,599 and $2,884 at March 31, 1998 and 1997, respectively.

     As a result of the acquisition, the Company now has certain additional fiduciary responsibilities which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, the Company's Trust department holds assets for the benefit of others. The Trust department had $238.6 million and $211.0 million in assets under custody at March 31, 1998 and March 31, 1997, respectively. These assets are not the assets of the Company and are not included in the consolidated balance sheets of the Company at March 31, 1998 and 1997.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

(19) LOAN SERVICING AND SALE ACTIVITIES

     Loan servicing and sale activities are summarized as follows:

                                                      AS OF AND FOR THE YEAR ENDED MARCH 31,
                                                     ----------------------------------------
                                                       1998             1997           1996
                                                     ----------------------------------------
Balance sheet information:
  Loans held for sale                                $    701              736          6,015
                                                     ========================================
Statement of operations information:
  Loan servicing fees                                     887              945            943
  Amortization of excess servicing fees                   (42)             (42)           (36)
                                                     ----------------------------------------
  Loan servicing fees, net                           $    845              903            907
                                                     ========================================
  Gain (loss) on sale of loans                       $    992                9            102
                                                     ========================================
Statement of cash flows information:
  Loans originated for sale                          $  3,893           21,590         15,294
                                                     ========================================
  Proceeds from sale of loans                        $166,989           26,869          9,381
                                                     ========================================

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

     At March 31, 1998, 1997 and 1996, the Company was servicing loans and participations in loans owned by others of $390,159, $252,057, and $261,288, respectively.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

     The estimated fair values of the Company's financial instruments are as follows:

                                                      MARCH 31, 1998                       MARCH 31, 1997
                                               ----------------------------------------------------------------
                                               CARRYING            FAIR             CARRYING             FAIR
                                                 VALUE             VALUE              VALUE              VALUE
                                               -----------------------------------------------------------------
Financial assets:
  Cash and cash equivalents and
    certificates of deposit                       46,021            46,021             31,632             31,632
  Investment securities                          317,124           317,135            103,837            103,860
  Mortgage-backed securities                     482,993           482,995            491,499            491,518
  Loans held for sale                                701               703                736                736
  Loans receivable, net                        1,827,614         1,835,033          1,819,209          1,806,674

Financial liabilities
  Deposits                                     1,740,824         1,737,923          1,711,049          1,713,387
  FHLB advances and other borrowings             785,886           789,444            530,000            530,000

Off-Balance Sheet Instruments:
  Commitments to originate loans                   9,900             9,900             10,757             10,757
  Commitments to purchase mortgage-
    backed securities                                  -                 -             20,998             20,998
  Commitments to purchase investment
    securities                                         -                 -              4,995              4,995

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

Loans Receivable: For purposes of calculating the fair value of loans receivable, loans were segregated by payment type, such as those with fixed interest rates and those with adjustable interest rates as well as by prepayment and repricing frequency. For all mortgage loans, fair value is estimated using discounted cash flow analysis. Discount rates are based on current loan rates for similar loan types adjusted for differences in credit and servicing characteristics. The fair values of significant nonperforming loans are based on recent appraisals, or if not available, on estimated cashflows, discounted using a rate commensurate with the risk associated with the specific properties.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

     FHLB advances and Other Borrowings: The fair value of FHLB advances and other borrowings is based on discounted cash flows using contractual rates currently offered for similar borrowings of similar final maturities.

     Off-Balance Sheet Financial Instruments: The fair value of commitments to purchase loans, mortgage-backed securities and investment securities is based upon bid quotations received from securities dealers. Commitments to fund loans outstanding at March 31, 1998 and 1997 would be offered at substantially the same rates and terms as commitments offered on March 31, 1998 and 1997 to parties of similar credit worthiness. Therefore, the carrying value of the commitments approximates their estimated fair value.

(21) CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

     The Bancorp was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of PFF Bank & Trust as part of the Bank's conversion from a federally chartered mutual savings and loan association to a federal stock savings bank. On March 28, 1996, the Bank became a wholly owned subsidiary of the Bancorp. In connection with the conversion, the Bancorp issued and sold to the public 19,837,500 shares of its common stock (par value $.01 per share) at a price of $10 per share. The proceeds, net of $4,500 in conversion costs, received by the Bancorp from the conversion (before deduction of $15,870 to fund the Employee Stock Ownership Plan) amounted to $193,875. The Bancorp used $105.0 million of the net proceeds to purchase the capital stock of the Bank. The financial position of the Bancorp (parent company only) as of March 31, 1998 and the results of its operations for the year then ended are presented in Note 22. Earnings per share data are not presented in the consolidated statements of operations for the year end March 31, 1996, which would be based on the actual operating results of the Bancorp from March 28, 1996 (the date of the conversion) to March 31, 1996, as it would be insignificant. Prior to the completion of the conversion, the Bancorp had no assets or liabilities and did not conduct any business other than of an organizational nature.

     At the time of the conversion, the Bank established a liquidation account in the amount of $109,347, which is equal to its total retained earnings as of September 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 1998 is $46,762.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

(22) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

     This information should be read in conjunction with the other notes to the consolidated financial statements. Following are the condensed financial statements for PFF Bancorp, Inc. (parent company only) as of March 31, 1998 and 1997 and for the years then ended.

                           Condensed Balance Sheets
                           ------------------------

                                                             1998                1997
                                                      ------------------------------------
                          ASSETS

Cash and cash equivalents                                 $  4,122                 4,849
Mortgage-backed securities available-for-sale,
  at fair value                                             11,286                42,610
Equity securities available-for-sale                        13,729                     -
Trust preferred securities available-for-sale               17,360                     -
Investment securities available-for-sale                         -                 4,850
Investment in Bank subsidiary                              202,763               213,711
Other assets                                                 5,724                   591
                                                      ------------------------------------
     Total assets                                         $254,984               266,611
                                                      ====================================

           LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                             $706                 1,085
Stockholders' equity                                       254,278               265,526
                                                      ------------------------------------
     Total liabilities and stockholders' equity           $254,984               266,611
                                                      ====================================

                       Condensed Statements of Earnings
                       --------------------------------

                                                                     1998                1997                1996
                                                               ------------------------------------------------------
Interest and other income                                           $ 4,474               5,727                  31
General and administrative expense                                    2,653               1,548                   9
                                                               ------------------------------------------------------
     Earnings before equity in undistributed earnings
       of subsidiary                                                  1,821               4,179                  22
Equity in earnings of subsidiary                                     26,178                 365               2,053
                                                               ------------------------------------------------------
     Earnings before income taxes                                    27,999               4,544               2,075
Income taxes                                                         12,019               1,812                  10
                                                               ------------------------------------------------------
     Net earnings                                                   $15,980               2,732               2,065
                                                               ======================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

                       Condensed Statements of Cash Flows
                       ----------------------------------

                                                                  1998                 1997                1996
                                                                ------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                  $ 15,980               2,732               2,065
Adjustments to reconcile net earnings to cash used by
  Operating activities:
  Amortization of premiums(discounts) on investments
     and mortgage-backed securities                                  262                   -                   -
  Amortization of unearned stock-based compensation                3,491               2,421                   -
  Gains on sale of mortgage-backed securities and
    investments available-for-sale                                  (438)                  -                   -
  Equity in undistributed earnings of subsidiary                 (15,032)               (365)             (2,053)
  Increase in other assets                                        (1,307)               (560)                  -
  Decrease in other liabilities                                     (696)              1,025                  19
                                                                ------------------------------------------------
     Net cash provided by(used in) operating activities            2,260               5,253                  31
                                                                ------------------------------------------------
Cash flow from investing activities:
  Increase in investment securities available-for-sale           (25,568)             (4,919)                  -
  Increase in mortgage-backed securities available-for-sale       27,707             (42,411)                  -
Purchase of outstanding stock of the Bank                              -                   -            (105,000)
  Note receivable from the Bank                                        -              73,005             (73,036)
                                                                ------------------------------------------------
     Net cash provided by (used by) investing activities           2,139              25,675            (178,036)
                                                                ------------------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                           -                   -             193,875
  Proceeds from exercise of stock options                            682                   -                   -
  Purchase of stock for unearned stock-based
    compensation plans                                                 -             (11,262)            (15,870)
  Purchase of treasury stock                                     (35,808)            (14,817)                  -
  Cash dividend from the Bank                                     30,000
                                                                ------------------------------------------------
     Net cash provided by (used by) financing activities          (5,126)            (26,079)            178,005
                                                                ------------------------------------------------
     Net (decrease)increase in cash during the year                 (727)              4,849                   -
Cash and cash equivalents, beginning of year                       4,849                   -                   -
                                                                ------------------------------------------------
Cash and cash equivalents, end of year                          $  4,122               4,849                   -
                                                                ================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

(23) EARNINGS PER SHARE

A reconciliation of the components used to derive basic and diluted earnings per share for March 31, 1998 and 1997 follows:

                                                    Net          Weighted Average     Per Share
                                                  Earnings      Shares Outstanding      Amount
                                                  ---------------------------------------------
1998:
  Basic earnings per share                        $15,980           16,055,127           $1.00
  Effect of dilutive stock options and awards           -              739,969            0.05
                                                  --------------------------------------------
     Diluted earnings per share                   $15,980           16,795,096           $0.95
                                                  ============================================
1997:
  Basic earnings per share                        $ 2,732           17,819,870           $0.15
  Effect of dilutive stock options and awards           -              139,691               -
                                                  --------------------------------------------
     Diluted earnings per share                   $ 2,732           17,959,561           $0.15
                                                  ============================================

(24) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED
                                 --------------------------------------------------------------------
                                 JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     MARCH 31,     TOTAL
                                  1997            1997             1997            1998        1998
                                 --------------------------------------------------------------------
Net interest income              $ 18,315      17,929              18,547         18,060       72,851
Provision for loan losses          (2,250)     (2,249)             (1,300)        (1,300)      (7,099)
Other income                        3,207       3,226               4,283          3,564       14,280
Other expenses                    (12,805)    (13,082)            (13,232)       (12,914)     (52,033)
                                 --------------------------------------------------------------------
  Earnings before income
   taxes                            6,467       5,824               8,298          7,410       27,999
Income taxes                        2,784       2,538               3,546          3,151       12,019
                                 --------------------------------------------------------------------
  Net earnings                   $  3,683       3,286               4,752          4,259       15,980
                                 ====================================================================
Basic earnings per share         $   0.22        0.20                0.30           0.28         1.00
                                 ====================================================================
Diluted earnings per share       $   0.22        0.19                0.28           0.26         0.95
                                 ====================================================================
                                                           THREE MONTHS ENDED
                                 --------------------------------------------------------------------
                                 JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     MARCH 31,     TOTAL
                                  1996            1996             1996            1997        1997
                                 --------------------------------------------------------------------
Net interest income              $ 16,869      16,779            17,204           18,357       69,209
Provision for loan losses          (4,694)     (3,071)           (2,896)          (3,000)     (13,661)
Other income                        2,552       2,563             2,462            2,650       10,227
Other expenses                    (10,407)    (23,027)          (12,818)         (13,704)     (59,956)
                                 --------------------------------------------------------------------
  Earnings (loss) before
   income taxes                     4,320      (6,756)            3,952            4,303        5,819
Income taxes (benefit)              1,895      (2,339)            1,736            1,795        3,087
                                 --------------------------------------------------------------------
  Net earnings (loss)            $  2,425      (4,417)            2,216            2,508        2,732
                                 ====================================================================
Basic earnings per share         $   0.13       (0.24)             0.12             0.14         0.15
                                 ====================================================================
Diluted earnings per share       $   0.13       (0.24)             0.12             0.14         0.15
                                 ====================================================================

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiary (the Company) as of March 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiary as of March 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998 in conformity with generally accepted accounting principles.


                                        KPMG PEAT MARWICK LLP

April 22, 1998

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with PFF Bancorp Inc.'s Annual Meeting of Stockholders to be held on September 16, 1998 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers Who Are Not Directors" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference, excluding the Stock Performance Graph and Compensation Committee Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

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

          10.2 Form of Change in Control Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)

          10.3    Form of PFF Bank & Trust Employee Severance Compensation Plan
                  (1)

          10.4    Capital Accumulation Plan for Employees of Pomona First
                  Federal Savings and Loan Association (1)

          10.5    PFF Bancorp, Inc. 1996 Incentive Plan (2)

          10.6 Form of Non-Statutory Stock Option Agreement for officer and employees of PFF Bancorp, Inc. (3)

          10.7 Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)

          10.8 Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc. (3)

          10.9    Form of Stock Award and Stock Option Agreement for Outside
                  Directors of PFF Bancorp, Inc. (3)

          10.10   The Pomona First Federal Bank & Trust Restated Supplemental
                  Executive Retirement Plan. (3)

          10.11   The Pomona First Federal Bank & Trust Directors' Deferred
                  Compensation Plan (3)

          21 Subsidiary information is incorporated herein by reference to "Part I-Subsidiary Activities."

          23      Consent of KPMG Peat Marwick LLP

          27      Financial Data Schedule

          99.1 Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust

          (b)     Report on Form 8-K
                  None

     The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1998.

------------------------------------
(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.

(2) Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated September 16, 1996.

(3)  Incorporated herein by reference from the Form 10-K filed on June 20, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PFF BANCORP, INC.


                                        BY:/s/ LARRY M. RINEHART
                                           -------------------------------
                                           Larry M. Rinehart
DATED: June 23, 1998                       President, Chief Executive Officer
                                           and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              NAME                                TITLE                         DATE
------------------------------------------------------------------------------------------
/s/ LARRY M. RINEHART
---------------------------------
Larry M. Rinehart                     President, Chief Executive             June 23, 1998
                                      Officer and Director
                                      (Principal Executive Officer)

/s/ GREGORY C. TALBOTT
---------------------------------
Gregory C. Talbott                    Executive Vice President, Chief        June 23, 1998
                                      Financial Officer and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

/s/ ROBERT W. BURWELL
---------------------------------
Robert W. Burwell                     Director                               June 23, 1998


/s/ WILLIAM T. DINGLE
---------------------------------
William T. Dingle                     Director                               June 23, 1998


/s/ CURTIS W. MORRIS
---------------------------------
Curtis W. Morris                      Director                               June 23, 1998


/s/ ROBERT D. NICHOLS
---------------------------------
Robert D. Nichols                     Director                               June 23, 1998


/s/ JIL H. STARK
---------------------------------
Jil H. Stark                          Director                               June 23, 1998