Form 10-K405/A
period 1998-03-31
PFF BANCORP INC
filed 1998-07-29
CIK 1004969

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $ 267,204,560, based upon the last sales price as quoted on The NASDAQ National Market for June 23, 1998.

     The number of shares of Common Stock outstanding as of June 23, 1998:
16,250,283.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The Board of Directors of the Company currently consists of seven (7) directors and is divided into three classes. Each of the seven members of the Board of Directors of the Company also presently serves as a director of the Bank. Directors are elected for staggered terms of three years each, with the term of office of only one of the three classes of directors expiring each year. Directors serve until their successors are elected and qualified.

     The following table sets forth, as of the July 28, 1998, the names of the nominees for election as directors at the Company's annual meeting to be held on September 16, 1998, continuing directors and Named Executive Officers (as defined herein) as well as their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each director became a director of the Bank, the year in which their terms (or in the case of the nominees, their proposed terms) as director of the Company expire. The table also sets forth the amount of Common Stock and the percent thereof beneficially owned by each director and Named Executive Officer and all directors and executive officers as a group as of July 28, 1998.

                                                                                            SHARES OF
               NAME AND PRINCIPAL                                        EXPIRATION OF     COMMON STOCK
             OCCUPATION AT PRESENT                         DIRECTOR         TERM AS        BENEFICIALLY       PERCENT OF
            AND FOR PAST FIVE YEARS                AGE     SINCE(1)        DIRECTOR        OWNED (2)(3)        CLASS(4)
            -----------------------                ---     --------        --------        ------------        --------
NOMINEES
Donald R. DesCombes..............................   66       1979            2001           81,166(3)(4)         *
Chairman of the Board of Directors of the
Company and the Bank.  Mr. DesCombes
has served as Chairman of the Board of the
Bank since 1989.  Mr. DesCombes is an
owner of Averbeck Company Insurance
Brokers.

Robert D. Nichols................................   71       1986            2001           55,198(3)(4)         *
President and Chief Executive Officer of the
Bank from August 1986 until his retirement
in August 1992.  Mr. Nichols is on the Board
of Trustees of San Antonio Community
Hospital.

Larry M. Rinehart................................   50       1994            2001          232,811(5)(6)(7)      1.4%
President and Chief Executive Officer of the
Company and the Bank since July 1992.
Served as President-elect and Executive Vice
President from July 1991 to July 1992.  Mr.
Rinehart also serves as Director, President
and Chief Executive Officer of Pomona
Financial Services, Inc., PFF Insurance
Service and Diversified Services, Inc.

CONTINUING DIRECTORS
Jil H. Stark.....................................   61       1975            2000           49,888(3)(4)         *
Formerly Director of Marian Miner Cook
Athenaeum of Claremont McKenna College,
and currently Community Coordinator.  Mrs.
Stark also serves on the Board of Directors
of Pomona Financial Services, Inc., PFF
Insurance Service and Diversified Services,
Inc.

William T. Dingle................................   70       1974            1999           52,888(3)(4)         *
Chief Executive Officer of Graves
Automotive Supply and Parkway
Automotive Warehouse.  Mr. Dingle also
serves on the Board of Directors of Pomona
Financial Services, Inc., PFF Insurance
Service and Diversified Services, Inc.

Robert W. Burwell................................   66       1984            1999           81,009(3)(4)         *
Vice Chairman of the Board of Directors of
the Company and the Bank.  Mr. Burwell
was President and Chief Executive Officer of
the Pomona Valley Hospital Medical Center
from 1972 until his retirement in 1993.

Curtis W. Morris.................................   62       1988            1999           58,985(3)(4)         *
Mr. Morris is associated with the law firm of
Lamb, Morris & Lobello and has been a
practicing attorney for 28 years.

                                                                                            SHARES OF
               NAME AND PRINCIPAL                                        EXPIRATION OF     COMMON STOCK
             OCCUPATION AT PRESENT                         DIRECTOR         TERM AS        BENEFICIALLY       PERCENT OF
            AND FOR PAST FIVE YEARS                AGE     SINCE(1)        DIRECTOR        OWNED (2)(3)        CLASS(4)
            -----------------------                ---     --------        --------        ------------        --------
NAMED EXECUTIVE OFFICERS
Kevin McCarthy...................................   46         --              --          139,901(5)(6)(7)      *
Senior Executive Vice President of the
Company and Senior Executive Vice
President and Chief Operating Officer of the
Bank.  Mr. McCarthy is a Director of
Pomona Financial Services, Inc., PFF
Insurance Service and Diversified Services,
Inc.

Gregory C. Talbott...............................   44         --              --          124,588(5)(6)(7)      *
Executive Vice President, Chief Financial
Officer and Treasurer of the Company and
the Bank.

Gilbert F. Smith.................................   52         --              --           62,511(5)(6)(7)      *
Senior Vice President and General Counsel
of the Bank.  Mr. Smith also serves as
Chairman of the Board of Pomona Financial
Services, Inc., PFF Insurance Service, and
Diversified Services, Inc.

Jerald W. Groene.................................   50         --              --           68,461(5)(6)(7)      *
Senior Vice President and Chief Lending
Officer of the Bank.

Stock ownership of all Directors and
Executive Officers as a Group (14 persons)                     --              --        1,196,505(8)            7.5%

------------------------------------
*    Does not exceed 1.0% of the Company's voting securities.
(1)  Includes years of service as a director of the Bank.
(2) Each person effectively exercises sole (or shares with spouse or other immediate family member) voting or dispositive power as to shares reported herein (except as noted).
(3) Includes 27,205 shares awarded to each outside director pursuant to the PFF Bancorp, Inc. 1996 Incentive Plan (the "Incentive Plan"), which vest in five equal annual installments commencing on October 23, 1997 and March 26, 1998 and which have not yet vested. Also includes 6,801 and 3,060 shares with respect to Messrs. DesCombes and Nichols, respectively, which have vested but receipt of which has been deferred by Messrs. DesCombes and Nichols. Each outside director presently has voting power as to the shares awarded.
(4) Includes 17,003 shares subject to options granted to each outside director under the Incentive Plan which are currently exercisable. Excludes 68,012 shares subject to options granted to each outside director under the Incentive Plan which are not currently exercisable. Options granted pursuant to the Incentive Plan become exercisable at a rate of 20% per year commencing on October 23, 1997 and March 26, 1998.
(5)  Includes 120,000, 72,000, 64,000, 34,000 and 34,000 shares awarded to
     Messrs. Rinehart, McCarthy, Talbott, Smith and Groene, respectively, under the Incentive Plan which have not yet vested. Also includes 6,000 shares with respect to Mr. Talbott which have vested but receipt of which has been deferred at the option of Mr. Talbott. Awards to officers under the Incentive Plan vest at a rate of 20% per year commencing on October 23, 1997; provided, however, that 75% of the third, fourth and fifth annual installments will only vest if the performance criteria established by the Compensation Committee is satisfied. Each participant presently has voting power as to the shares awarded.
(6) Includes 67,157, 32,157, 26,157 and 19,200 shares subject to options granted to Messrs. Rinehart, McCarthy, Talbott and Groene, respectively, under the Incentive Plan which are currently exercisable. Excludes 300,000, 160,000, 136,000, 76,800 and 76,800 shares subject to options granted to Messrs. Rinehart, McCarthy, Talbott, Smith and Groene, respectively, under the Incentive Plan which are not exercisable. Options become exercisable at a rate of 20% per year commencing on October 23, 1997. See "Executive Compensation- Incentive Plan."

(7) Includes 3,216, 3,680, 3,681, 3,687 and 3,461 shares allocated to Messrs. Rinehart, McCarthy, Talbott, Smith and Groene, respectively, under the Bank's ESOP.
(8) Includes a total of 605,091 shares awarded under the Incentive Plan as to which voting may be directed. Excludes a total of 1,388,071 shares subject to options under the Incentive Plan which are not currently exercisable. Includes 26,581 shares (including 17,725 shares set forth in footnote 7 above) allocated to executive officers as a group under the Bank's ESOP.


MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS OF THE COMPANY

          The Board of Directors of the Company conducts its business through meetings of the Board of Directors and through activities of its committees. The Board of Directors of the Company meets monthly and may have additional meetings as needed. During the year ended March 31, 1998, the Board of Directors of the Company held twelve meetings. All of the directors of the Company attended at least 75% of the total number of the Company's Board meetings held and committee meetings on which such directors served during fiscal 1998. The Board of Directors of the Company maintains committees, the nature and composition of which are described below:

          AUDIT COMMITTEE. The Audit Committee of the Company and the Bank consists of Mrs. Stark and Messrs. Dingle and Burwell. The Audit Committee is responsible for reporting to the Board on the general financial condition of the Bank and the results of the annual audit, and is responsible for ensuring that the Bank's activities are being conducted in accordance with applicable laws and regulations. The Audit Committee of the Company met three times in fiscal 1998. The Audit Committee of the Bank met four times in fiscal 1998.

          NOMINATING COMMITTEE. The Company's Nominating Committee for the 1998 Annual Meeting consisted of Mrs. Stark and Messrs. Burwell and Morris. The committee considers and recommends the nominees for director to stand for election at the Company's annual meeting of shareholders. The Company's Certificate of Incorporation and Bylaws provide for stockholder nominations of directors. These provisions require such nominations to be made pursuant to timely notice in writing to the Secretary of the Company. The stockholder's notice of nomination must contain all information relating to the nominee which is required to be disclosed by the Company's Bylaws and by the Exchange Act.
The Nominating Committee met on May 27, 1998.

          EMPLOYEE COMPENSATION AND BENEFITS COMMITTEE. The Employee Compensation and Benefits Committee of the Company consists of Messrs. Burwell, Dingle, Morris, Nichols and Rinehart. The committee meets to establish compensation and benefits for the executive officers and to review the incentive compensation programs when necessary. The committee is also responsible for all matters regarding compensation and benefits, hiring, termination and affirmative action issues for other officers and employees of the Company and the Bank. The Employee Compensation and Benefits Committee of the Company met one time in fiscal 1998. The Compensation, Pension and Personnel Practices Committee of the Bank met three times in fiscal 1998.

DIRECTORS' COMPENSATION

          DIRECTORS' FEES. The directors of the Company, except for Mr. Rinehart, receive a retainer of $5,000 per year for service on the Board of Directors of the Company. No committee meeting fees are paid by the Company. Currently, all directors of the Bank except the Chairman of the Board and Mr. Rinehart receive a retainer of $3,000 per month. The Chairman of the Board receives a monthly retainer of $4,200. Mr. Rinehart does not receive any additional compensation for serving as a director. No committee meeting fees are paid by the Bank. No fees are currently being paid to the directors for service on the Board of Directors of the service companies.

          DIRECTORS' RETIREMENT PLAN. The Bank maintains the PFF Bank & Trust Directors' Retirement Plan (the "Directors' Retirement Plan"). The Directors' Retirement Plan is frozen, in that no new benefits are accruing under the Plan effective December 31, 1995. The Directors' Retirement Plan provides that, upon retirement, retiring directors are eligible to receive an annual benefit equal to 70% of the retiring directors' annualized final earnings based on monthly board compensation as of December 31, 1995 (reduced by one one hundred and twentieth (1/120) for each month of service less than 120) which shall continue to be paid for at least 10 years and over the lifetime of the director thereafter. All directors are currently credited with 120 months of service under the plan except for Mr. Nichols who has been credited with 60 months of service. Mr. Rinehart does not participate in the plan. Benefits may not start until the director reaches age 65. The Directors' Retirement Plan provides that in the event of a participant's death prior to payment of all benefits due to the participant under the plan, the remaining benefits are to be paid to the beneficiary or beneficiaries designated by the participant or, if no such designation had been made, to the estate of the participant.

          DIRECTORS' DEFERRED COMPENSATION PLAN. The Bank provides a non-qualified plan which offers directors the opportunity to defer fee compensation and stock awarded under the Incentive Plan. The primary form of benefit for deferred fees is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other forms of benefit, including a lump sum payout, are available with certain restrictions. Deferred stock awarded under the Incentive Plan, is accounted for in the plan in the form of Common Stock units. The form of benefit for deferred stock received through the Incentive Plan is a single lump sum payout made in shares of Common Stock. The forms of benefit for other deferred stock is a single lump sum payout or payment of equal installments over time. Prior to March 1996, deferrals had been credited with an interest rate equal to the highest interest rate paid on a designated date to depositors of the Bank. The plan has been amended to allow for an alternative choice whereby deferrals may be credited with investment earnings or losses equivalent to that of the Common Stock issued in connection with the Company's initial public offering ("Common Stock Rate"). Previous deferrals, as well as future deferrals, may be credited with the Common Stock Rate as of the initial public offering. The Bank established an irrevocable grantor trust ("rabbi trust") to hold the assets of the Bank that are intended to be used to satisfy the Bank's obligation with respect to benefits payable under the Deferred Compensation Plan. Assets of the rabbi trust are subject to the claims of creditors of the Bank solely in the event of the Bank's insolvency thereby foregoing any tax consequences to participants until assets are distributed to participants.

          INCENTIVE PLAN. Under the Incentive Plan maintained by the Company, each director who is not an officer or employee of the Company or the Bank received non-statutory stock options to purchase 76,516 shares of Common Stock at an exercise price of $12.75, which was the fair market value of the shares on the date of grant, October 23, 1996 (with Dividend Equivalent Rights attached, as discussed below), and an award of 30,606 shares of Common Stock. On March 26, 1997, each director who is not an officer or employee of the Company or the Bank was granted non-statutory stock options to purchase 8,501 shares of Common Stock at an exercise price of $15.50, which was the fair market value of the shares on the date of grant (with Dividend Equivalent Rights attached, as discussed below), and an award of 3,400 shares of Common Stock (collectively, the "Directors' Awards"). The Dividend Equivalent Rights provide a separate cash benefit equal to 100% of the amount of any extraordinary dividend (as defined in the Incentive Plan) declared by the Company on shares of Common Stock subject to an option. The Directors' Awards initially granted under the Incentive Plan will vest over a five-year period, at a rate of 20% each year commencing on October 23, 1997 and March 26, 1998, the first anniversaries of the respective dates of grant. On February 18, 1997, the Employee Compensation and Benefits Committee of the Company and the Compensation, Pension and Personnel Practices Committee of the Bank amended the Directors' Awards agreements, effective March 28, 1997, to provide for acceleration of the vesting of Directors' Awards upon a change in control of the Company or the Bank (as
defined in the Incentive Plan).   All unexercised options granted under the
Incentive Plan expire 10 years following the date of grant. All Directors' Awards will immediately vest upon death or disability.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

SUMMARY COMPENSATION TABLE. The following table shows, for the fiscal years ended March 31, 1998, 1997 and 1996, the cash compensation paid by the Bank, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer and the four highest paid executive officers of the Bank who received compensation in excess of $100,000 ("Named Executive Officers").

---------------------------------------------------------------------------
                                             Annual Compensation (1)
                                       ------------------------------------
                                                                  Other
                                                                  Annual
Name and                                Salary                 Compensation
Principal Position              Year      ($)      Bonus ($)     ($)(2)
---------------------------------------------------------------------------
Larry M. Rinehart, President    1998   $300,000    $87,199          --
 and Chief Executive Officer    1997    238,164     18,320          --
                                1996    226,211         --          --

Kevin McCarthy                  1998   $200,004    $48,416          --
Senior Executive Vice           1997    156,000     12,000          --
 President and Chief            1996    143,943         --          --
 Operating Officer

Gregory C. Talbott              1998   $190,020    $46,079          --
Executive Vice President,       1997    155,880     11,990          --
 Chief Financial Officer and    1996    148,128         --          --
 Treasurer

Gilbert F. Smith                1998   $150,000    $29,160          --
Senior Vice President,          1997    130,440     10,034          --
 General Counsel                1996    124,740         --          --

Jerald W. Groene                1998   $150,000    $29,086          --
Senior Vice President, Chief    1997    121,404      9,339          --
 Lending Officer                1996    115,232         --          --

-------------------------------------------------------------------------------------------------------
                                                     Long Term Compensation
                                          -------------------------------------------
                                                       Awards                 Payouts
                                                       ------                 -------
                                          Restricted          Securities                        All
                                            Stock             Underlying       LTIP            Other
Name and                                    Awards           Options/SARs     Payouts       Compensation
Principal Position              Year        ($)(3)               (#)          ($)(4)            ($)
--------------------------------------------------------------------------------------------------------
Larry M. Rinehart, President    1998      $       --                 --         --            $43,766(5)
 and Chief Executive Officer    1997       1,912,500            375,000         --             45,335
                                1996              --                 --         --             44,747

Kevin McCarthy                  1998      $       --                 --         --            $45,094(5)
Senior Executive Vice           1997       1,147,500            200,000         --             42,796
 President and Chief            1996              --                 --         --             32,437
 Operating Officer

Gregory C. Talbott              1998      $       --                 --         --            $42,012(5)
Executive Vice President,       1997       1,020,000            170,000         --             42,944
 Chief Financial Officer and    1996              --                 --         --             28,452
 Treasurer

Gilbert F. Smith                1998      $       --                 --         --            $42,729(5)
Senior Vice President,          1997         541,875             96,000         --             40,849
 General Counsel                1996              --                 --         --             25,489

Jerald W. Groene                1998      $       --                 --         --            $42,678(5)
Senior Vice President, Chief    1997         541,875             96,000         --             32,830
 Lending Officer                1996              --                 --         --             24,287

_____________________________
(1) Under Annual Compensation, the column titled "Salary" includes amounts deferred by the Named Executive Officer pursuant to the Bank's 401(k) Plan, as hereinafter defined, pursuant to which employees may defer up to 15% of their compensation and executive officers may defer up to 5% of their compensation, up to the maximum limits under the Code. These numbers are subject to change based on Section 415 testing limits.
(2) There were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the last year, (b) payments of above-market preferential earnings on deferred compensation, (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation, (d) tax payment reimbursements, or (e) preferential discounts on stock.
(3) Pursuant to the Incentive Plan, Messrs. Rinehart, McCarthy, Talbott, Smith and Groene were awarded 150,000, 90,000, 80,000, 42,500 and 42,500 shares, respectively, in fiscal 1997. The dollar amounts set forth in the table represent the market value of the shares awarded on the date of grant. The awards vest in five annual installments commencing on October 23, 1997, the first anniversary of the date of grant. When shares become vested and are distributed, the recipient will also receive an amount equal to accumulated dividends and earnings thereon (if any). All awards vest immediately upon termination due to death or disability. The awards to Messrs. Rinehart, McCarthy, Talbott, Smith and Groene are subject to the attainment of certain performance goals established by the Committee.

    At March 31, 1998, Messrs. Rinehart, McCarthy, Talbott, Smith and Groene had 120,000, 72,000, 64,000, 34,000 and 34,000 shares, respectively, which remained unvested, with a market value of $2,475,000, $1,485,000, $1,320,000, $701,250 and $701,250, respectively, as of that date.
(4) For fiscal 1998, 1997 and 1996, the Bank had no long-term incentive plans in existence. Accordingly, there were no payments or awards under any long-term incentive plan.
(5) Includes $11,378, $7,212, $7,873, $8,959 and $6,627 in life insurance premiums; $4,750, $1,837, $2,132, $3,907 and $3,920 in contributions to the
    Bank's 401(k) Plan and $20,574, $20,575, $20,575, $18,602 and $18,285 in
    contributions to the ESOP paid by the Bank for the benefit of Messrs. Rinehart, McCarthy, Talbott, Smith and Groene, respectively. Also includes $10,800 as payment for auto allowances. Includes $294, $1,577, $293, $325 and $1,116 in interest on the Bank's 401(k) Mirror Plan for the benefit of Messrs. Rinehart, McCarthy, Talbott, Smith and Groene, respectively.


EMPLOYMENT AGREEMENTS

     The Bank and the Company have entered into employment agreements with Messrs. Rinehart and McCarthy (individually, the "Executive"). The employment agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of Messrs. Rinehart and McCarthy.

     The employment agreements provide for a three-year term for Messrs. Rinehart and McCarthy. The Bank employment agreements provide that, commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors of the Bank may extend the agreement for an additional year so that the remaining term shall be three years, unless written notice of non-renewal is given by the Board of Directors of the Bank after conducting a performance evaluation of the Executive. The terms of the Company employment agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors of the Company. The agreements provide that the Executive's base salary will be reviewed annually. The annual base salaries for Messrs. Rinehart and McCarthy for the fiscal year ended 1998 are $300,000 and $200,004, respectively. In addition to the base salary, the agreements provide for, among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel.

     The agreements provide for termination by the Bank or the Company for cause as defined in the agreements at any time. In the event the Bank or the Company chooses to terminate the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank and the Company upon: (i) failure to re-elect the Executive to his current office(s);
(ii) a material change in the Executive's functions, duties or responsibilities;
(iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) a material reduction in the benefits and perquisites to the Executive; (v) liquidation or dissolution of the Bank or the Company; or (vi) a breach of the agreement by the Bank or the Company, the Executive or, in the event of the Executive's subsequent death, his beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due to the Executive and the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Bank or the Company during the remaining term of the agreement provided, however, that the payment shall not, in the aggregate, exceed three times the average of the Executive's five preceding taxable years' annual compensation. The Bank and the Company would also continue, and pay for the Executive's life, health and disability coverage for the remaining term of the agreement.

     Under the agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company (as defined in the Employment Agreement), the Executive or, in the event of the Executive's death, his beneficiary, would be entitled to a severance payment equal to the greater of:
(i) the payments due for the remaining term of the agreement; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months.

     Notwithstanding that both agreements provide for a severance payment in the event of a change in control, the Executive would only be entitled to receive a severance payment under one agreement. In the event of a change in control, based upon three times 1998 base salary as reported in the Summary Compensation Table, Messrs. Rinehart and McCarthy would receive approximately $900,000 and $600,012, respectively, in severance payments, in addition to other cash and noncash benefits.

     Payments under the agreements in the event of a change in control may constitute an excess parachute payment under Section 280G of the Internal Revenue Code (the "Code") for executive officers, resulting in the imposition of an excise tax on the recipient and denial of the deduction for such excess amounts to the Company and the Bank. Under the Company's agreements, if such payment constitutes an excess parachute payment under Section 280G of the Code, the executive officer will receive a benefit under the agreement equal to the greater of (i) the total benefits payable under the agreement taking into account the state and federal income and excise taxes on such amounts or (ii) the amount that is one dollar less than the triggering amount for the imposition of the excise tax under Section 280G.

     Payments to the Executive under the Bank's agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment under the Company's agreement would be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive pursuant to any dispute or question of interpretation relating to the Agreements shall be paid by the Bank or Company, respectively, if the Executive is successful pursuant to a legal judgment, arbitration or settlement. The employment agreements also provide that the Bank and Company shall indemnify the Executive to the fullest extent allowable under federal and Delaware law, respectively.

TERMINATION AND CHANGE IN CONTROL AGREEMENTS

     The Bank has entered into two-year termination and change in control agreements ("CIC Agreement") with Messrs. Smith, Golish and Groene and Ms. Lemons and Ms. Scullin and, effective April 1998, a three-year CIC Agreement with Mr. Talbott. Commencing on the first anniversary date and continuing on each anniversary thereafter, the Bank's CIC Agreements may be renewed by the Board of Directors for an additional year. The Company has entered into a three-year CIC Agreement with Mr. Talbott similar to the Bank's CIC Agreement except that the term of the Company's CIC Agreement shall be extended on a daily basis. The CIC Agreements provide that in the event voluntary or involuntary termination follows a change in control of the Bank or the Company, the officer or, in the event of death, his beneficiary, would be entitled to receive a severance payment equal to two (three in the case of Mr. Talbott) times the officer's average annual compensation for the five (two in the case of the Company's CIC Agreement and three in the case of Mr. Talbott) years preceding termination subject to the limitation that such payment not exceed three times the officer's average annual compensation of the previous five years (the Company's CIC Agreement has no such limitation). The Bank would also continue, and pay for, the officer's life, health and disability coverage for a period of twenty-four
(24) (thirty-six (36) in the case of Mr. Talbott) months from the date of termination. Payments to the officer under the Bank's CIC Agreements will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank.

     The CIC Agreements also provide for a severance payment in the event of an involuntary termination of the officer by the Bank other than in a change in control, except for cause. The severance payment is a sum equal to twenty-six weeks of base salary for each three years of service up to a maximum of one-hundred and four weeks and is conditioned on the officer releasing the Bank from any causes of action against the Bank or the Company arising during any period of employment from the employment relationship, other than claims under the various employee benefit plans of the Bank and the Company.

     INCENTIVE PLAN. The Company maintains the Incentive Plan, which provides discretionary awards of options to purchase Common Stock, option-related awards and awards of Common Stock (collectively, "Awards") to officers, directors and key employees as determined by a committee of the Board of Directors. Awards of Common Stock to officers, directors and key employees is provided under "Restricted Stock Awards" in the "Summary Compensation Table." No options were granted under the Incentive Plan to the Named Executive Officers for fiscal 1998.

     The following table provides certain information with respect to exercises of stock options during the fiscal year ended March 31, 1998 by Named Executive Officers and to the number of shares of Common Stock represented by outstanding options held by the Named Executive Officers as of March 31, 1998. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year end price of the Common Stock.

      AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                        VALUE OF
                                                              NUMBER OF SECURITIES                     UNEXERCISED
                                                             UNDERLYING UNEXERCISED                   IN THE MONEY
                                                                 OPTIONS/SARS AT                     OPTIONS/SARS AT
                               SHARES                         FISCAL YEAR-END(#)(1)             FISCAL YEAR-END ($)(2)(3)
                            ACQUIRED ON        VALUE          ---------------------             -------------------------
NAME                        EXERCISE (#)    REALIZED ($)   EXERCISABLE   UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
----                        ------------    ------------   -----------   -------------        -----------     -------------
Larry M. Rinehart........      7,843         $ 58,823         67,157         300,000           $528,861         $2,362,500
Kevin McCarthy...........      7,843           58,823         32,157         160,000            253,236          1,260,000
Gregory C. Talbott.......      7,843           59,283         26,157         136,000            205,986          1,071,000
Gilbert F. Smith.........     19,200          103,200             --          76,800                 --            604,800
Jerald W. Groene.........         --               --         19,200          76,800            151,200            604,800

___________________________
(1)  The options in this table have an exercise price of $12.75.
(2)  The price of the Common Stock on March 31, 1998 was $20.625.
(3) Based on the market value of the underlying Common Stock at fiscal year end, minus the exercise price.


     RETIREMENT PLAN. The Bank maintains a defined benefit plan (the "Retirement Plan") for certain salaried employees who had attained the age of 21 and completed one year of service prior to December 31, 1995. Effective December 31, 1995, the Retirement Plan was frozen and Participants ceased the accrual of additional benefits under the Retirement Plan although vesting will continue according to the terms of the Retirement Plan. After December 31, 1995 no new Participants entered the Retirement Plan. The Retirement Plan is designed to comply with the requirements under Section 401(a) of the Code.

     The Retirement Plan provides for a monthly benefit to the employee upon retirement at the age of 65, or if later, the fifth anniversary of the employee's initial participation in the Retirement Plan ("Normal Retirement Age"). The Retirement Plan also provides for a monthly benefit upon the Participant's death, disability and early retirement. Early retirement is conditioned upon the attainment of the age of 55, and the completion by the Participant of 15 years of service. No new accrual of years of service will occur after December 31, 1995. Benefits under the Plan are determined taking into account the participant's final average earnings, social security benefits and years of credited service under the Retirement Plan as of December 31, 1995.

     The following table sets forth the estimated annual benefits payable upon retirement at age 65 in the year ended December 31, 1995, expressed in the form of a single life annuity, for the final average salary and benefit service classifications specified.

                       PFF BANK & TRUST EMPLOYEE PENSION PLAN
                   -----------------------------------------------
                                  YEARS OF SERVICE
FINAL AVERAGE
COMPENSATION          15        20        25        30        35
-------------      -------   -------   -------   -------   -------
  $ 50,000         $13,598   $18,130   $22,663   $22,663   $22,663
   100,000          29,723    39,630    49,538    49,538    49,538
   150,000          45,848    61,130    76,413    76,413    76,413
   200,000          45,848    61,130    76,413    76,413    76,413
   250,000          45,848    61,130    76,413    76,413    76,413
   300,000          45,848    61,130    76,413    76,413    76,413
   350,000          45,848    61,130    76,413    76,413    76,413
   400,000          45,848    61,130    76,413    76,413    76,413


     Compensation under the Retirement Income Plan includes all regular pay and overtime. The benefit amounts listed above were computed on a single life annuity basis, which is the normal form under the plan.

     The approximate years of service, as of January 1, 1996 for the Named Executive Officers are as follows:

                                                SERVICE
                                                -------
                 NAME                      YEARS       MONTHS
                 ----                      -----       ------
                 Larry M. Rinehart           18           3
                 Kevin McCarthy              18           -
                 Gregory C. Talbott           8           7
                 Gilbert F. Smith            24           2
                 Jerald W. Groene            23           6


     The freezing of accrued benefits on December 31, 1995 results in no additional service for purposes of benefit determination being accrued for the named executive officer.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Bank maintains a non-qualified Supplemental Executive Retirement Plan ("SERP") to provide certain officers and highly compensated employees with additional retirement benefits. The SERP reflects the freezing of the Pension Plan as of December 31, 1995. The benefits provided under the SERP are directly related to those provided under these three qualified employee benefit plans sponsored by the Bank, namely the ESOP, the 401(k) Plan and the Pension Plan. With respect to the Pension Plan, the SERP provides a benefit equal to the present value of the previous SERP benefit accrued as of December 31, 1995. No additional contributions will be made by the Bank to provide this benefit, as this portion of the SERP is only a deferral mechanism (with interest) of the frozen Pension Plan benefit. The SERP also provides a benefit equal to the difference between (i) the benefits which would have been provided by employer contributions to the 401(k) Plan and the

ESOP if such contributions and benefits were calculated without the limitations imposed by the qualification rules of the Code and (ii) the actual benefit provided under each plan. Benefits under the SERP will be provided at retirement in the form of some combination of an annuity, lump sum cash or stock distribution.

     The Bank has established an irrevocable grantor's trust in connection with the SERP. This trust is funded with contributions from the Bank for the purpose of providing the benefits promised to the participants under the terms of the SERP. The SERP participants have only the rights of unsecured creditors with respect to the trust's assets, and will not recognize income with respect to benefits provided by the SERP until such benefits are received by the participants. The assets of the trust are subject to the claims of the Bank's creditors solely in the event of the Bank's insolvency, thereby foregoing any tax consequences to the participants until assets are distributed to participants. Earnings on the trust's assets are taxable to the Bank. The trust's assets may be invested in the Company's stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

          The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock on July 28, 1998 or as disclosed in certain reports regarding such ownership filed by such persons with the Company and with the Securities and Exchange Commission ("SEC"), in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock as of July 28, 1998.

                               NAME AND ADDRESS OF                    AMOUNT AND NATURE OF      PERCENT OF
 TITLE OF CLASS                 BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP       CLASS(1)
 --------------                 ----------------                      --------------------       --------
Common Stock        PFF Bank & Trust Employee Stock                        1,576,152(2)            9.7%
                    Ownership Plan ("ESOP")
                    350 South Garey Avenue
                    Pomona, California 91766

Common Stock        Boston Partners Asset Management, L.P.(3)              1,143,100(4)            7.0%
                    Boston Partners, Inc.
                    Desmond John Heathwood
                    One Financial Center, 43/rd/ Floor
                    Boston, Massachusetts 02111

Common Stock        Capital Guardian Trust Company                         1,020,000(5)            6.3%
                    333 South Hope Street
                    Los Angeles, California 90071

Common Stock        Mellon Bank Corporation                                  990,900(6)            6.1%
                    One Mellon Bank Center
                    Pittsburgh, Pennsylvania 15258

Common Stock        Thomson Horstmann & Bryant, Inc.                         987,500(7)            6.1%
                    Park 80 West, Plaza Two
                    Saddle Brook, New Jersey  07663

--------------------------------------------
(1)  Based on 16,250,283 shares outstanding.
(2) CNA Trust has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. At July 28, 1998, 306,552 shares had been allocated under the ESOP and 1,269,600 shares remain unallocated. Under the terms of the ESOP, the ESOP Trustee will vote the unallocated shares in a manner calculated to most accurately reflect the instructions received from participants regarding allocated shares so long as the ESOP Trustee determines such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").
(3) Boston Partners Asset Management, L.P. ("BPAM") owns of record 1,143,100 shares of Common Stock of the Company. Boston Partners, Inc. is the sole general partner of BPAM, and Mr. Heathwood is the principal stockholder of Boston Partners, Inc.
(4) Based on information contained in a Schedule 13G filed with the SEC on February 13, 1998.
(5) Based on information contained in a Schedule 13G filed with the SEC on February 3, 1998.
(6) Based on information contained in a Schedule 13G filed with the SEC on January 23, 1998.
(7) Based on information contained in a Schedule 13G filed with the SEC on February 11, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

          With certain exceptions permitted under the Federal Reserve Act and Regulation O, all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

          The Bank has determined that preferred rate loans for executive officers and directors are part of the Bank's overall benefits and compensation program, and therefore, executive officers and directors are permitted to receive the preferred rate so long as they are made within the limitations of the Federal Reserve Act and Regulation O.

          As of March 31, 1998, ten of the Bank's executive officers or directors had a total of twelve loans outstanding, totalling approximately $2.1 million in the aggregate. Of the twelve loans currently outstanding to executive officers or directors, eleven loans are receiving a preferred rate. For those receiving the preferred rate, ten loans are secured by the borrower's principal residence and one loan to a director is secured by rental property.

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

                                        PFF BANCORP, INC.


                                        BY:/s/ LARRY M. RINEHART
                                           -------------------------------
                                           Larry M. Rinehart
DATED: July 28, 1998                       President, Chief Executive Officer
                                           and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              NAME                                TITLE                         DATE
------------------------------------------------------------------------------------------
/s/ LARRY M. RINEHART
---------------------------------
Larry M. Rinehart                     President, Chief Executive             July 28, 1998
                                      Officer and Director
                                      (Principal Executive Officer)

/s/ GREGORY C. TALBOTT
---------------------------------
Gregory C. Talbott                    Executive Vice President, Chief        July 28, 1998
                                      Financial Officer and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

/s/ ROBERT W. BURWELL
---------------------------------
Robert W. Burwell                     Director                               July 28, 1998


/s/ WILLIAM T. DINGLE
---------------------------------
William T. Dingle                     Director                               July 28, 1998


/s/ CURTIS W. MORRIS
---------------------------------
Curtis W. Morris                      Director                               July 28, 1998


/s/ ROBERT D. NICHOLS
---------------------------------
Robert D. Nichols                     Director                               July 28, 1998


/s/ JIL H. STARK
---------------------------------
Jil H. Stark                          Director                               July 28, 1998