Form 10-Q
period 1998-06-30
PFF BANCORP INC
filed 1998-08-14
CIK 1004969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from              to


                         Commission File Number 0-27404

                               PFF BANCORP, INC.
                               -----------------
            (exact name of registrant as specified in its charter)


          DELAWARE                                         95-4561623
          --------                                         ----------
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


               350 SOUTH GAREY AVENUE, POMONA, CALIFORNIA  91766
               -------------------------------------------------
                   (Address of principal executive offices)

                                (909) 623-2323
                                --------------
             (Registrant's telephone number, including area code)


                                Not Applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     X      No         .
                                                  ---------     --------

     The registrant had 16,250,283 shares of common stock, par value $.01 per share, outstanding as of August 14, 1998.

                       PFF BANCORP, INC. AND SUBSIDIARIES


                                   FORM 10-Q
                                     INDEX

PART I             FINANCIAL INFORMATION (UNAUDITED)                 PAGE
                                                                                        ----

   Item 1          Financial statements

                   Consolidated Balance Sheets as of
                   June 30, 1998 and March 31, 1998                                       1

                   Consolidated Statements of Earnings for the
                   Three Months ended June 30, 1998 and 1997                              2

                   Consolidated Statements of Comprehensive Earnings
                   for the Three Months ended June 30, 1998 and 1997                      3

                   Consolidated Statement of Stockholders' Equity
                   for the Three Months Ended June 30, 1998                               4

                   Consolidated Statements of Cash Flows for the
                   Three Months ended June 30, 1998 and 1997                              5

                   Notes to Unaudited Consolidated Financial Statements                   7

   Item 2          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                         10

   Item 3          Qualitative and Quantitative disclosures about
                   Market Risk                                                           19

PART II            OTHER INFORMATION

   Item 1          Legal Proceedings                                                     20

   Item 2          Changes in Securities                                                 20

   Item 3          Defaults Upon Senior Securities                                       20

   Item 4          Submission of Matters to a Vote of Security Holders                   20

   Item 5          Other Information                                                     20

   Item 6          Reports on Form 8-K                                                   20

SIGNATURES

                   PART 1  FINANCIAL INFORMATION (UNAUDITED)


Item 1. Financial Statements.


                       PFF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                          JUNE 30,            MARCH 31,
                                                                            1998                1998
-------------------------------------------------------------------------------------------------------------
                                ASSETS
Cash and cash equivalents                                                     $46,449              $46,021
Loans held for sale                                                               832                  701
Investment securities held-to-maturity (estimated fair value
  of $723 at June 30, 1998 and $725 at March 31, 1998)                            712                  714
Investment securities available-for-sale, at fair value                       294,187              316,410
Mortgage-backed securities held-to-maturity (estimated fair
  value of $1,070 at June 30, 1998 and $1,375 at March, 31, 1998)               1,066                1,373
Mortgage-backed securities available-for-sale, at fair value                  692,116              481,620
Trading securities, at fair value                                               5,419                    -
Loans receivable, net                                                       1,851,335            1,827,614
Federal Home Loan Bank (FHLB) stock, at cost                                   48,294               39,504
Accrued interest receivable                                                    18,321               17,320
Real estate, net                                                                7,394                8,326
Property and equipment, net                                                    25,495               25,567
Prepaid expenses and other assets                                              16,225               47,214
-------------------------------------------------------------------------------------------------------------
          Total assets                                                     $3,007,845           $2,812,384
=============================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                 $1,748,440           $1,740,824
  FHLB advances and other borrowings                                          988,886              785,886
  Accrued expenses and other liabilities                                       28,541               31,396
-------------------------------------------------------------------------------------------------------------
          Total liabilities                                                 2,765,867            2,558,106
Commitments and contingencies                                                       -                    -
Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 2,000,000                            -                    -
  shares; none issued
  Common stock, $. 01 par value.  Authorized 59,000,000
  shares; issued 19,902,013; outstanding 16,214,283 at
  June 30, 1998, and 17,069,099 March 31, 1998                                    199                   199
  Additional paid-in capital                                                  157,739               165,912
  Retained earnings, substantially restricted                                 101,770               106,617
  Unearned stock-based compensation                                           (19,966)              (20,895)
  Treasury stock                                                                  (37)                  (28)
  Accumulated other comprehensive income - unrealized
    gains on securities available-for-sale                                      2,273                 2,473
-------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                          241,978               254,278
-------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                       $3,007,845            $2,812,384
=============================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                              FOR THE THREE MONTHS ENDED
                                                                                       JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                                                              1998                1997
-----------------------------------------------------------------------------------------------------------

Interest income:
  Mortgage loans                                                               $33,656           $34,630
  Non-mortgage loans                                                             1,637               835
  Mortgage-backed securities                                                     9,066             8,721
  Investment securities and deposits                                             5,771             2,671
-----------------------------------------------------------------------------------------------------------
      Total interest income                                                     50,130            46,857
-----------------------------------------------------------------------------------------------------------
Interest on deposits                                                            19,692            20,227
Interest on borrowings                                                          12,479             8,315
-----------------------------------------------------------------------------------------------------------
      Total interest expense                                                    32,171            28,542
-----------------------------------------------------------------------------------------------------------
Interest income before provision for loan losses                                17,959            18,315
Provision for loan losses                                                        1,020             2,250
-----------------------------------------------------------------------------------------------------------
Interest income after provision for loan losses                                 16,939            16,065
-----------------------------------------------------------------------------------------------------------
Non-interest income:
  Deposit and other fees                                                         2,651             2,529
  Trust fees                                                                       476               427
  Mortgage loan servicing fees                                                     250               219
  Gain on sales of assets, net                                                     138                12
  Gain on trading securities, net                                                  283                 -
  Other non-interest income                                                         93                20
-----------------------------------------------------------------------------------------------------------
      Total non-interest income                                                  3,891             3,207
-----------------------------------------------------------------------------------------------------------
Non-interest expense:
General and administrative:
    Compensation and benefits                                                    6,970             6,186
    Occupancy and equipment                                                      2,934             2,743
    Marketing and professional services                                            875               784
    Other non-interest expense                                                   2,430             2,501
-----------------------------------------------------------------------------------------------------------
      Total general and administrative                                          13,209            12,214
  Real estate operations, net                                                       75               591
-----------------------------------------------------------------------------------------------------------
      Total non-interest expense                                                13,284            12,805
-----------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                     7,546             6,467
  Income taxes                                                                   3,219             2,784
-----------------------------------------------------------------------------------------------------------
Net earnings                                                                    $4,327            $3,683
===========================================================================================================

Basic earnings per share                                                         $0.29             $0.22
===========================================================================================================
Weighted average shares outstanding for basic
  earnings per share                                                        14,751,038        16,629,734
===========================================================================================================
Diluted earnings per share                                                       $0.28             $0.22
===========================================================================================================
Weighted average shares outstanding for diluted
  earnings per share                                                        15,613,794        17,020,796
===========================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                             FOR THE THREE MONTHS ENDED
                                                                                      JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                                                             1998                1997
-----------------------------------------------------------------------------------------------------------
Net earnings                                                                    $4,327             $3,683
-----------------------------------------------------------------------------------------------------------

Other comprehensive earnings (loss), net of income taxes
Unrealized gains (losses) on securities available-for-sale:
    U.S. Treasury and agency securities and other investment
      securities available-for-sale, at fair value                                 (87)               430
    Reclassification of realized gains included in earnings                       (119)                 -
    Mortgage-backed securities available-for-sale, at fair value                     6              2,897
------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                        (200)             3,327
------------------------------------------------------------------------------------------------------------
Comprehensive earnings                                                          $4,127             $7,010
===========================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                 RETAINED
                                                                  ADDITIONAL     EARNINGS,       UNEARNED
                                             NUMBER OF   COMMON    PAID-IN     SUBSTANTIALLY   STOCK-BASED    TREASURY
                                              SHARES     STOCK     CAPITAL      RESTRICTED     COMPENSATION    STOCK
------------------------------------------------------------------------------------------------------------------------------------


Balance at March 31, 1998                   17,067,099     $199     $165,912      $106,617        $(20,895)     $(28)

Net earnings                                        -         -            -         4,327               -         -
Purchase of treasury stock                   (853,407)        -       (8,525)       (9,174)              -        (9)
Amortization of shares under stock-based
  compensation plans                                -         -          345             -             929         -

Stock options exercised                           591         -            7             -               -         -
Changes in unrealized gains on
  securities available for sale, net                -         -            -             -               -         -
-----------------------------------------------------------------------------------------------------------------------------------


Balance at June 30, 1998                   16,214,283      $199     $157,739      $101,770        $(19,966)      (37)
===================================================================================================================================

                                                 UNREALIZED
                                                GAINS(LOSSES)
                                                ON SECURITIES
                                                AVAILABLE-FOR-
                                                  SALE, NET             TOTAL
----------------------------------------------------------------------------------

Balance at March 31, 1998                              $2,473         $254,278

Net earnings                                                -            4,327
Purchase of treasury stock                                  -          (17,708)
Amortization of shares under stock-based
  compensation plans                                        -            1,274

Stock options exercised                                     -                7
Changes in unrealized gains on
  securities available for sale, net                     (200)            (200)
----------------------------------------------------------------------------------

Balance at June 30, 1998                               $2,273         $241,978
==================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                          JUNE 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                1998                1997
-----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                                                   $4,327               $3,683
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Amortization of premiums (discounts) on loans,
        investments and mortgage-backed securities                                1,038                  411
      Amortization of deferred loan origination fees                               (277)                (503)
      Loan fees collected                                                          (701)                 242
      Dividends on FHLB stock                                                      (558)                (377)
      Provisions for losses on:
        Loans                                                                     1,020                2,250
        Real estate                                                                   -                  380
      Gains on sales of loans, mortgage-backed securities
        available-for-sale, real estate and property and equipment                 (378)                (110)
      Depreciation and amortization of property and equipment                       974                  863
      Loans originated for sale                                                       -               (1,785)
      Proceeds from sale of loans held-for-sale                                  11,765                2,466
      Amortization of unearned stock-based compensation                           1,274                1,052
      (Increase) decrease in:
        Accrued expenses and other liabilities                                   (2,973)                (237)
        Accrued interest receivable                                                 964                 (268)
        Prepaid expenses and other assets                                        30,990                  903
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                              47,465                8,970
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Loans originated for investment                                              (191,593)            (149,324)
  Increase (decrease) in construction loans in process                            6,270                8,436
  Purchases of loans held for investment                                        (49,832)                   -
  Principal payments on loans                                                   195,276               88,722
  Principal payments on mortgage-backed securities
    held-to-maturity                                                                302                  389
  Principal payments on mortgage-backed securities
    available-for-sale                                                           63,813               23,164
  Purchases of investment securities available-for-sale                         (38,675)             (33,525)
  Purchases of FHLB stock                                                        (8,232)                   -
  Purchases of mortgage-backed securities available-
    for-sale                                                                   (275,192)             (20,942)
  Proceeds from maturities of investment securities
    held-to-maturity                                                                  -                5,181
  Proceeds from maturities of investment securities
    available-for-sale                                                           27,255                8,383
                                                                                    (Continued)

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                                                   THREE MONTHS ENDED
                                                                                         JUNE 30,
----------------------------------------------------------------------------------------------------------------
                                                                                1998                 1997
----------------------------------------------------------------------------------------------------------------
  Investment in real estate                                                   $      10             $    (350)
  Proceeds from sale of investment securities available-for-sale                 28,017                     -
  Proceeds from sale of real estate                                               3,530                 1,638
  Purchases of property and equipment                                              (905)                 (975)
  Proceeds from sale of property and equipment                                        4                     -
----------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                (239,952)              (69,203)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from FHLB advances and other borrowings                              626,876               605,000
  Repayment of FHLB advances and other borrowings                              (423,876)             (530,000)
  Net change in deposits                                                          7,616                12,692
  Proceeds from exercise of stock options                                             7                     -
  Purchase of treasury stock                                                    (17,708)               (1,968)
----------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                             192,915                85,724
----------------------------------------------------------------------------------------------------------------
          Net increase in cash and cash equivalents                                 428                25,491
Cash and cash equivalents, beginning of period                                   46,021                31,632
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $  46,449             $  57,123
================================================================================================================
Supplemental information:
  Interest paid, including interest credited                                     19,388                29,950
Non-cash investing and financing activities:
  Change in unrealized gain (loss) on securities
    available-for-sale                                                             (285)                5,787
Net transfers from available-for-sale securities to
  trading securities                                                              5,419                     -
Net transfers from loans receivable to real estate                                3,324                 3,154
================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and its subsidiary PFF Bank & Trust (collectively, "the Company"). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. Pomona Financial Services, Inc. includes the account of Diversified Services, Inc. and PFF Insurance Service. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three months ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1999.

(2) New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 131. Application of FASB No. 131 requirements is not expected to have a material impact on the Company's disclosures.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employer's Accounting for Retirement Benefits Other than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 will result in disclosure changes only.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm

                       PFF BANCORP, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach of determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

This statement is effective for all quarters of fiscal years beginning after June 15, 1999.

Management is in the process of determining the impact of FASB No. 133 on the Company's Financial position and results of operations.

                        PFF BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(3) Earnings per share

The Company adopted, effective December 31, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15 "Earnings Per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for PFF Bancorp, Inc.



                                                                        FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                             ---------------------------------------------------------------------------------------
                                                                  1998 (1)                                     1997
                                             --------------------------------------------  -----------------------------------------
                                                 EARNINGS        SHARES       PER-SHARE       EARNINGS        SHARES       PER-SHARE
                                                (NUMERATOR)   (DENOMINATOR)    AMOUNT        (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                             ---------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Earnings                                      $4,327                                           $3,683

BASIC EPS
Earnings available to common stockholders          4,327        14,751,038        $0.29             3,683    16,629,734       $0.22
                                                                               =========                                   =========

EFFECT OF DILUTIVE SECURITIES
Options and Stock Awards                               -           862,756                              -       391,062
                                             ------------------------------                ------------------------------

DILUTED EPS
Earnings available to common stockholders
  and assumed conversions                         $4,327        15,613,794        $0.28            $3,683    17,020,796      $0.22
                                             ===========================================   =========================================


(1) Options to purchase 6,154 shares of common stock at $20.625 per share were outstanding during the three month period ending June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire October 22, 2002, were still outstanding at June 30, 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                   OPERATION

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended June 30, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees, which are considered adjustments to yields.


                                                                                  THREE MONTHS ENDED JUNE 30,
                                                      ------------------------------------------------------------------------------
                                                                         1998                                   1997
                                                      ------------------------------------------------------------------------------
                                                                                     AVERAGE                                AVERAGE
                                                          AVERAGE                    YIELD/      AVERAGE                    YIELD/
                                                          BALANCE      INTEREST       COST       BALANCE      INTEREST       COST
                                                      ------------------------------------------------------------------------------

                                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning assets:
   Interest-earning deposits and short-term
    Investments                                        $   34,868      $   423        4.87%    $   24,380       $   352        5.79%

   Investment securities, net (1)(2)                      296,216        4,778        6.47        114,565         1,942        6.80
   Loans receivable, net (3)(4)                         1,844,746       35,293        7.65      1,851,278        35,465        7.66
   Mortgage-backed securities, net (1)(5)                 572,535        9,066        6.33        498,450         8,721        7.00
   FHLB stock                                              42,804          570        5.34         27,576           377        5.48
                                                      --------------------------              ---------------------------
     Total interest-earning assets                      2,791,169       50,130        7.18      2,516,249        46,857        7.45
   Non-interest-earning assets                            127,351                                  75,345
                                                      -------------                           -------------
     Total assets                                      $2,918,520                              $2,591,594
                                                      =============                           =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Interest-bearing liabilities:
   Passbook accounts                                   $  152,427          891        2.34     $  173,266         1,181        2.73
   Money market savings accounts                          236,090        2,494        4.24        165,280         1,687        4.09
   NOW and other demand deposit accounts                  179,783          320        0.71        148,253           298        0.81
   Certificate accounts                                 1,170,572       15,987        5.48      1,231,778        17,061        5.56
                                                      --------------------------              ---------------------------
     Total                                              1,738,872       19,692        4.54      1,718,577        20,227        4.72
   FHLB advances and other borrowings                     874,952       12,464        5.71        566,655         8,298        5.87
   Other                                                    2,459           15        2.45          2,660            17        2.56
                                                      --------------------------              ---------------------------
     Total interest-bearing liabilities                 2,616,283       32,171        4.93      2,287,892        28,542        5.00
                                                                       ---------                                ---------
   Non-interest-bearing liabilities                        54,440                                  34,513
                                                      -------------                           -------------
     Total liabilities                                  2,670,723                               2,322,405
   Stockholders' Equity                                   247,797                                 269,189
                                                      -------------                           -------------
     Total liabilities and stockholders' equity        $2,918,520                              $2,591,594
                                                      =============                           =============
Net interest income before provision for loan losses                   $17,959                                  $18,315
                                                                       =========                                =========
Net interest rate spread (6)                                                          2.25                                     2.45
Effective interest spread (7)                                                         2.57                                     2.91
Ratio of interest-earning assets to interest-bearing
 liabilities                                               106.68%                                 109.98%

------------------
(1) Includes related assets available-for-sale and unamortized discounts and premiums.

(2) Included in the average balance of investment securities for the three months ended June 30, 1998 and 1997 are average investment securities available-for-sale of $266.2 million and $11.1 million, respectively. Interest income recognized on investment securities available-for-sale during these periods was $4.3 million and $160,000, respectively, resulting in average yields of 6.45% and 5.82%, respectively. Yields on average investment securities available-for-sale have been calculated based upon the historical cost basis of the underlying securities.

(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.

(4) Included in the average balance of loans receivable, net for the three months ended June 30, 1998 and 1997 are loans held for sale of $1.1 million and $1.5 million, respectively. Interest income recognized on loans held for sale during these periods was $35,000 and $37,000, respectively, resulting in average yields of 12.53% and 9.59%, respectively.

(5) Included in the average balance of mortgage-backed securities, net for the three months ended June 30, 1998 and 1997 are average mortgage-backed securities available-for-sale of $559.8 million and $5.3 million, respectively. Interest income recognized on mortgage-backed securities available-for-sale during the three months ended June 30, 1998 and 1997 was $9.3 million and $96,000, respectively, resulting in an average yield of 6.68% and 7.29%, respectively.

(6) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7) Effective interest spread represents net interest income divided by average interest-earning assets.

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


                                                                           THREE MONTHS ENDED JUNE 30, 1998
                                                                                     COMPARED TO
                                                                           THREE MONTHS ENDED JUNE 30, 1997
                                                              --------------------------------------------------------------
                                                                                 INCREASE (DECREASE)
                                                                                       DUE TO
                                                              --------------------------------------------------------------
                                                                       VOLUME               RATE                NET
                                                              --------------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
    Interest-earning deposits and short-term investments             $   152                (81)                  71
    Investment securities, net (1)(2)                                  3,087               (251)               2,836
    Loans receivable, net (3)                                           (125)               (47)                (172)
    Mortgage-backed securities, net (1)(4)                             1,295               (950)                 345
    FHLB stock                                                           208                (15)                 193
                                                              --------------------------------------------------------------
        Total interest-earning assets                                  4,617             (1,344)               3,273
                                                              --------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
    Passbook accounts                                                   (142)              (148)                (290)
    Money market savings accounts                                        722                 85                  807
    NOW and other demand deposit accounts                                 64                (42)                  22
    Certificate accounts                                                (845)              (229)              (1,074)
    FHLB advances and other borrowings                                 4,610               (444)               4,166
    Other                                                                 (1)                (1)                  (2)
                                                              --------------------------------------------------------------
        Total interest-bearing liabilities                             4,408               (779)               3,629
                                                              --------------------------------------------------------------
        Change in net interest income                                   $209               (565)                (356)
                                                              ==============================================================

      __________________________________


    (1) Includes assets available-for-sale.

    (2) Included in the increases/(decreases) in interest income on investment securities, net for the three months ended June 30, 1998 compared to 1997 are increases/(decreases) in interest income on investment securities available-for-sale attributable to volume and rate of $3.7 million and $400,000, respectively.

    (3) Included in the increases/(decreases) in interest income on loans receivable, net for the three months ended June 30, 1998 compared to 1997 are increases/(decreases) in interest income on loans held for sale attributable to volume and rate of ($10,000) and $8,000, respectively.

    (4) Included in the increases/(decreases) in interest income on mortgage-backed securities, net for the three months ended June 30, 1998 compared to 1997 are increases/(decreases) in interest income on mortgage-backed securities available-for-sale attributable to volume and rate of $10.1 million and ($850,000), respectively.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

FORWARD-LOOKING STATEMENTS


Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from such forward-looking statements contained herein.
Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company's operations, markets, products and services, including but not limited to, year 2000 compliance issues; and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which
reflect management's analysis only as of the date hereof.   The Company
undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND
----------------------------------------------------------------------------
1997
----


GENERAL
-------


The Company recorded net earnings of $4.3 million or $0.28 per diluted share for the three months ended June 30, 1998 compared to net earnings of $3.7 million or $0.22 per diluted share for the comparable period of 1997.


Net interest income was $18.0 million for the three months ended June 30, 1998 compared to $18.3 million for the comparable period of 1997. The decrease in net interest income was attributable to a decrease in effective interest spread from 2.91% for the three months ended June 30, 1997 to 2.57% for the comparable period of 1998. The 34 basis point decrease in effective interest spread was caused by a 20 basis point decrease in average interest rate spread from 2.45% for the three months ended June 30, 1997 to 2.25% for the comparable period of 1998, coupled with a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 109.98% for the three months ended June 30, 1997 to 106.68% for the comparable period of 1998.

Provision for loan losses was $1.0 million for the three months ended June 30,1998 compared to $2.3 million for the comparable period of 1997.

Total non-interest income was $3.9 million for the three months ended June 30, 1998 compared to $3.2 million for the comparable period of 1997. Total non-interest expense increased from $12.8 million for the three months ended June 30, 1997 to $13.3 million for the comparable period of 1998 due to a $995,000 increase in general and administrative expense partially offset by a $516,000 reduction in the net expense associated with foreclosed real estate activity.

INTEREST INCOME
---------------

Interest income was $50.1 million for the three months ended June 30, 1998 compared to $46.9 million for the comparable period of 1997. The increase was attributable to a $274.8 million increase in average interest-earning

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

assets from $2.52 billion for the three months ended June 30, 1997 to $2.79 billion for the comparable period of 1998. The yield on average interest-earning assets decreased from 7.45% for the three months ended June 30, 1997 to 7.18% for the comparable period of 1998. The increase in average interest-earnings assets was due principally to a $181.6 million increase in the average balance of investment securities from $114.7 million for the three months ended June 30, 1997 to $296.2 million for the comparable period of 1998 and a $74.1 million increase in the average balance of mortgage-backed securities (MBS) from $498.5 million for the three months ended June 30, 1997 to $572.5 million for the comparable period of 1998. The average balance of loans receivable, net decreased $6.5 million from $1.85 billion for the three months ended June 30, 1997 to $1.84 billion for the comparable period of 1998.

The average yield on loans receivable decreased from 7.66% for the three months ended June 30, 1997 to 7.65% for the comparable period of 1998. The decrease in the average yield on loans receivable was attributable to the high level of loan principal payoffs and paydowns (See "Comparison of Financial Condition at June 30, 1998 and March 31, 1998", below). Amortization of premiums paid on loans purchased was $804,000 (representing a 17 basis point reduction in the average yield on loans receivable) for the three months ended June 30, 1998 compared to $7,000 (representing a reduction of less than one basis point in the average yield on loans receivable) for the comparable period of 1997. In an effort to increase the yield on the loan portfolio, the Bank has placed emphasis on originating construction, consumer, commercial business and commercial real estate loans. For the three months ended June 30, 1998, originations of these loans totaled $107.2 million or 56% of total loan originations compared to $63.4 million or 42.0% of total loan originations for the comparable period of 1997. The change in the composition of loan originations is reflected in an increase in the weighted average initial contract rate on total loan originations from 8.26% for the three months ended June 30, 1997 to 8.73% for the comparable period of 1998.

The average yield on investment securities (excluding MBS) decreased from 6.80% for the three months ended June 30, 1997 to 6.47% for the comparable period of 1998. The decrease in the average yield on investment securities reflects an increase in the proportion of the portfolio comprised by floating rate collateralized mortgage obligations ("CMOs"). These floating rate CMOs, most of which are indexed to the one-month London Inter-Bank Offered Rate, comprised 39.44% of total investment securities at June 30, 1998 compared to 3.78% at June 30, 1997.

The average yield on MBS decreased from 7.00% for the three months ended June 30, 1997 to 6.33% for the comparable period of 1998. The decrease in average yield on MBS was attributable principally to the prepayment of higher yielding MBS and the replacement of these prepayments, along with the incremental growth in the portfolio, being comprised principally by five and seven year balloon maturity fixed rate and "5/1 and 7/1" adjustable rate ("hybrid") MBS. 5/1 and 7/1 hybrid MBS are backed by mortgages which provide for a fixed rate of interest for the first five or seven years of the loan after which the interest rate adjusts annually based on a specified margin over the one year Constant Maturity Treasury index.

INTEREST EXPENSE
----------------

Interest expense was $32.2 million for the three months ended June 30, 1998 compared to $28.5 million for the comparable period of 1997. The increase was attributable to a $328.4 million increase in the average balance of interest-bearing liabilities from $2.29 billion for the three months ended June 30, 1997 to $2.62 billion for the comparable period of 1998. The average cost of interest-bearing liabilities decreased from 5.00% for the three months ended June 30, 1997 to 4.92% for the comparable period of 1998. The increase in average interest-bearing liabilities was due principally to a $308.3 million increase in the average balance of FHLB advances and other borrowings from $566.7 million for the three months ended June 30, 1997 to $875.0 million for the comparable period of 1998. The increase in FHLB advances and other borrowings was utilized principally to fund the Bank's increased investment in MBS and other investment securities. The weighted average cost of FHLB advances and other borrowings decreased from 5.87% for the three months ended June 30, 1997 to 5.71% for the comparable period of 1998 reflecting a decrease in the general level of interest rates and the Bank's increased utilization of putable fixed rate FHLB advances. Under the putable advance program, in exchange for a favorable interest rate

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

on the borrowing, the Bank grants to the FHLB an option to "put" the advance back to the Bank at specified "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, the Bank obtains funds below the cost of non-putable FHLB advances of comparable or shorter final maturity. In exchange for this favorable funding rate, the Bank is exposed to the risk that the advance is put back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a borrowing at a less advantageous cost. The Bank's increased use of putable advances has allowed the Bank to extend the term to maturity and initial put dates of its funding in connection with increased investment in balloon and hybrid MBS products. At June 30, 1998 the Bank's putable borrowings totaled $450.0 million compared to $50.0 million at June 30, 1997. The average balance of deposits increased $20.3 million from $1.72 billion for the three months ended June 30, 1997 to $1.74 billion for the comparable period of 1998. The average balance of money market, passbook and demand accounts ("core deposits") increased $81.5 million from $486.8 million or 28% of average total deposits for the three months ended June 30, 1997 to $568.3 million or 33% of average total deposits for the comparable period of 1998 while the average balance of certificate accounts decreased $61.2 million from $1.23 billion for the three months ended June 30, 1997 to $1.17 billion for the comparable period of 1998. The weighted average cost of deposits decreased from 4.72% for the three months ended June 30, 1997 to 4.54% for the comparable period of 1998.



PROVISION FOR LOAN LOSSES
-------------------------


Provision for loan losses was $1.0 million for the three months ended June 30, 1998 compared to $2.3 million for the three months ended 1997. See "Comparison of Financial Condition at June 30, 1998 and March 31, 1998."


NON-INTEREST INCOME
-------------------


Non-interest income was $3.9 million or .53% of average assets for the quarter ended June 30, 1998 compared to $3.2 million or .50% of average assets for the comparable period of 1997. Trust fees were $476,000 for the three months ended June 30, 1998 compared to $427,000 for the comparable period of 1997. Included in non-interest income for the quarter ended June 30, 1998 is a $283,000 gain on trading securities. During the quarter, the Company reclassified a $5.4 million equity investment portfolio from "available for sale" to "trading" to facilitate the active management of the portfolio.


NON-INTEREST EXPENSE
--------------------


Non-interest expense was $13.3 million for the three months ended June 30, 1998 compared to $12.8 million for the comparable period of 1997. General and administrative expense was $13.2 million or 1.82% of average assets for the three months ended June 30, 1998 compared to $12.2 million or 1.89% of average assets for the comparable period of 1997. Compensation and benefits expense increased from $6.2 million for the three months ended June 30, 1997 to $7.0 million for the comparable period of 1998, due principally to increased staffing associated with the Bank's increased focus on commercial lending and deposit products and services and the opening of its twenty-fourth full service banking branch in Corona, California on April 1, 1998.

The non-cash expense associated with the amortization of shares under the Company's Employee Stock Ownership Plan and 1996 Incentive Plan was $598,499 for the three months ended June 30, 1998 compared to $779,960 for the comparable period of 1997. Real estate operations, net expense was $75,000 for the three months ended June 30, 1998 compared to $591,000 for the comparable period of 1997. The results for the three months ended June 30, 1997 include a loss provision of $325,000 on a single family residential development project. The decrease in

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

real estate operations expense reflects an improvement in real estate sales activity and valuations in portions of the Bank's market area.


INCOME TAXES
------------


Income taxes were $3.2 million for the three months ended June 30, 1998 compared to $2.8 million for the comparable period of 1997. The increase in income taxes was primarily the result of an increase in earnings before income taxes from $6.5 million for the three months ended June 30, 1997 to $7.5 million for the comparable period of 1998.



COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND MARCH 31, 1998
---------------------------------------------------------------------


Total assets increased $195.5 million or 7.0% from $2.81 billion at March 31, 1998 to $3.01 billion at June 30, 1998. Loans receivable, net increased $23.7 million from $1.83 billion at March 31, 1998 to $1.85 billion at June 30, 1998. MBS increased $210.2 million from $483.0 million at March 31, 1998 to $693.2 million at June 30, 1998. Investment securities decreased $22.2 million from $317.1 million at March 31, 1998 to $294.9 million at June 30, 1998.

Loan originations for the three months ended June 30, 1998 were $191.6 million, compared to $151.1 million for the comparable period of 1997. Loan principal payoffs and paydowns increased dramatically from $88.7 million for the three months ended June 30, 1997 to $195.3 million for the comparable period of 1998. Non-accrual loans declined from $17.2 million or 0.88% of gross loans at March 31, 1998 to $14.0 million or 0.71% of gross loans at June 30, 1998. Non-performing assets, which includes non-accrual loans, foreclosed real estate, net of specific allowances and restructured loans, declined from $37.3 million or 1.33% of total assets at March 31, 1998 to $31.8 million or 1.06% of total assets at June 30, 1998.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At June 30, 1998, the Bank's allowance for loan losses was $25.6 million or 1.29% of gross loans and 182.93% of non-accrual loans compared to $26.0 million or 1.33% of gross loans and 151.27% of non-accrual loans at March 31, 1998. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three months ended June 30, 1998.


Balance at March 31, 1998                                                                $26,002
Provision for loan losses                                                                  1,020
Charge-offs                                                                               (1,476)
Recoveries                                                                                     5
--------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                                                 $25,551
==================================================================================================

Total liabilities increased $207.8 million or 8.1% to $2.77 billion at June 30, 1998 from $2.56 billion at March 31, 1998. Deposits increased $7.6 million from $1.74 billion at March 31, 1998 to $1.75 billion at June 30, 1998. FHLB advances and other borrowings increased $203.0 million from $785.9 million at March 31, 1998 to $988.9 million at June 30, 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

Total stockholders' equity was $242.0 million at June 30, 1998 compared to $254.3 million at March 31, 1998. The $12.3 million decrease in total stockholders' equity is comprised principally of a $8.2 million decrease in additional paid-in-capital, a $4.8 million decrease in retained earnings, substantially restricted and a $929,000 decrease in unearned stock-based compensation. During the three months ended June 30, 1998, the Company completed its fourth 5% stock repurchase program under which 853,407 shares of its common stock were repurchased at a price of $20.75 per share. The $8.2 million decrease in additional paid-in-capital was attributable principally to the removal from additional paid-in-capital of the original amount of additional paid-in-capital recorded upon the March 1996 initial issuance of the shares repurchased ($9.99 per share, net of the $.01 per share credited to common stock). The $4.8 million decrease in retained earnings, substantially restricted reflects the $9.2 million difference between the $10.00 per share original issuance price of the 853,407 shares repurchased and the $20.75 per share price paid to repurchase the shares, partially offset by the $4.3 million of net earnings for the three months ended June 30, 1998. The $929,000 decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP ($396,750) and 1996 Incentive Plan ($532,250).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


The Company's primary sources of funds are deposits, principal and interest payments on loans, MBS and other investment securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank is subject to a minimum regulatory liquidity requirement. The Bank has maintained the required minimum level of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratio was 4.36% for the three months ended June 30, 1998.


The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $47.5 million and $9.0 million for the three months ended June 30, 1998 and 1997 respectively.

Net cash provided by (used in) investing activities consists primarily of disbursements for loan originations and purchases of MBS and other investment securities, offset by principal collections on loans, proceeds from maturation of investments and paydowns on MBS. Principal payments on loans were $195.3 million and $88.7 million for the three months ended June 30, 1998 and 1997, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $241.4 million and $149.3 million for the three months ended June 30, 1998 and 1997, respectively. Disbursements for purchases of MBS and other investment securities were $313.9 million and $54.5 million for the three months ended June 30, 1998 and 1997, respectively. Proceeds from the maturation of investment securities and paydowns of MBS were $91.4 million and $37.1 million for the three months ended June 30, 1998 and 1997, respectively. Net cash provided by (used in) financing activities consists primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $7.6 million and $12.7 million for the three months ended June 30, 1998 and 1997, respectively. The net increases in FHLB advances and other borrowings were $203.0 million and $75.0 million for the three months ended June 30, 1998 and 1997, respectively.

At June 30, 1998, on a consolidated basis, the Company had total capital of $242.0 million or 8.04% of total assets. At June 30, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $184.4 million, or 6.25% of adjusted total assets, which is above the required level of $44.3 million, or 1.5%; core capital

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

of $184.4 million, or 6.25% of adjusted total assets, which is above the required level of $88.5 million, or 3%, and total risk based capital of $203.8 million or 12.76% of risk weighted assets, which is above the required level of $127.8 million or 8%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulations.

The Company's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1998, cash and cash equivalents totaled $46.4 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances and other collateralized borrowings including reverse repurchase agreements. At June 30, 1998, the Company had $938.9 million in FHLB advances and $50.0 million in reverse repurchase agreements outstanding. Other sources of liquidity include MBS and other investment securities available-for-sale.

At June 30, 1998, the Bank had outstanding commitments to originate mortgage loans of $15.8 million and no outstanding commitments to purchase MBS or other investment securities. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, which are scheduled to mature in less than one year from June 30, 1998 totaled $1.0 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

STOCK REPURCHASE

On August 6, 1998 the OTS granted permission to the Company to implement a program to repurchase up to 810,737 shares of its common stock. Under this program, shares will be purchased by the Company from time to time, depending on market conditions, in open market transactions.

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

Year 2000 issues may also impact borrowers of the Bank. The Company has embarked on an awareness program to bring this issue to its borrower's attention and to determine the extent of their preparations for Year 2000. In addition, lending guidelines will take into consideration how Year 2000 issues will impact borrowers' businesses and possibly their ability to repay loan obligations to the Bank.

The Company expects to incur approximately $2.0 million over the next two fiscal years in connection with its Year 2000 efforts. This cost is in addition to existing personnel who may participate in the project. Approximately 35%

                       PFF BANCORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (CONTINUED)

of the cost represents expenditures to replace certain older hardware and software, which the Company might otherwise have replaced during the period notwithstanding the Year 2000 issue. Approximately $1.9 million is expected to be incurred in fiscal 1999 and approximately $100,000 is expected to be incurred in fiscal 2000. As the Company progresses in addressing the Year 2000 issue, estimates of costs could change if third party vendors fail to provide Year 2000 compliant solutions and in a timely fashion or due to other circumstances outside the Company's control. For the three months ended June 30, 1998, approximately $134,000 of expenses were incurred in connection with the Company's Year 2000 efforts.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Readers should refer to the qualitative and quantitative disclosures (consisting primarily of interest rate risk) in the Company's fiscal 1998 Form 10-K, as there has been no significant change in these disclosures during the quarter ended June 30, 1998.

                          PART II  OTHER INFORMATION


                       PFF BANCORP, INC. AND SUBSIDIARY



ITEM 1.   LEGAL PROCEEDINGS


     The Company and subsidiary have been named as defendants in various lawsuits arising in the normal course of business. The outcome of the lawsuits cannot be predicted, but the Company intends to vigorously defend the actions and is of the opinion that the lawsuits will not have a material adverse effect on the Company.


ITEM 2.   CHANGES IN SECURITIES


     None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


     None


ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.


     None


ITEM 5.   OTHER INFORMATION.



     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.



     (a)     Exhibit 3(I)  Certificate of Incorporation of PFF Bancorp, Inc. *

             Exhibit 3(ii)  Bylaws of PFF Bancorp, Inc. *

             Exhibit 27.0  Financial Data Schedule (filed herewith)

     (b)     Reports on form 8-K

          None


_________________________
*Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on December 8, 1995, SEC Registration Number 33-94860.

                       PFF BANCORP, INC. AND SUBSIDIARY


                                  SIGNATURES


  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PFF BANCORP, INC.



DATED: August 14, 1998                 BY:/s/ LARRY M. RINEHART
                                          -------------------------------

                                           Larry M. Rinehart

                                           President, Chief Executive Officer

                                           and Director



DATED: August 14, 1998                 BY:/s/ GREGORY C. TALBOTT
                                          --------------------------------

                                           Gregory C. Talbott

                                           Executive Vice President, Chief

                                           Financial Officer and Treasurer