Form 10-Q
period 1998-09-30
PFF BANCORP INC
filed 1998-11-16
CIK 1004969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

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


               350 SOUTH GAREY AVENUE, POMONA, CALIFORNIA 91766
               ------------------------------------------------
                   (Address of principal executive offices)


                                (909) 623-2323
                                --------------
             (Registrant's telephone number, including area code)


                                Not Applicable
                                --------------
(Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _____.
                                              ---

         The registrant had 15,440,497 shares of common stock, par value $.01 per share, outstanding as of November 6, 1998.

                      PFF BANCORP, INC. AND SUBSIDIARIES
                                   Form 10-Q
                                     Index

PART I       FINANCIAL INFORMATION (Unaudited)                                       PAGE
                                                                                     ----
    Item 1   Financial statements

             Consolidated Balance Sheets as of
             September 30, 1998 and March 31, 1998                                    1

             Consolidated Statements of Earnings for the
             three months and six months ended
             September 30, 1998 and 1997                                              2

             Consolidated Statements of Comprehensive Earnings
             for the three months and six months ended
             September 30, 1998 and 1997                                              3

             Consolidated Statement of Stockholders' Equity
             for the six months ended September 30, 1998                              4

             Consolidated Statements of Cash Flows for the
             six months ended September 30, 1998 and 1997                             5

             Notes to Unaudited Consolidated Financial Statements                     7

    Item 2   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                           11

    Item 3   Qualitative and Quantitative disclosures about
             Market Risk                                                             26

PART II      OTHER INFORMATION

    Item 1   Legal Proceedings                                                       27

    Item 2   Changes in Securities                                                   27

    Item 3   Defaults Upon Senior Securities                                         27

    Item 4   Submission of Matters to a Vote of Security Holders                     27

    Item 5   Other Information                                                       27

    Item 6   Reports on Form 8-K                                                     27

SIGNATURES

                  PART 1 - FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                   September 30,          March 31,
                                                                                       1998                 1998
---------------------------------------------------------------------------------------------------------------------
                                  Assets
Cash and cash equivalents                                                       $        44,648       $       46,021
Loans held for sale                                                                         608                  701
Investment securities held-to-maturity (estimated fair value
  of $729 at September 30, 1998 and $725 at March 31, 1998)                                 711                  714
Investment securities available-for-sale, at fair value                                 291,059              316,410
Mortgage-backed securities held-to-maturity (estimated fair value
  of $866 at September 30, 1998 and $1,375 at March, 31, 1998)                              876                1,373
Mortgage-backed securities available-for-sale, at fair value                            655,407              481,620
Trading securities, at fair value                                                         3,299                    -
Investment in real estate                                                                 6,500                  731
Loans receivable, net                                                                 1,920,561            1,827,614
Federal Home Loan Bank (FHLB) stock, at cost                                             48,924               39,504
Accrued interest receivable                                                              18,426               17,320
Real estate acquired through foreclosure, net                                             5,538                7,595
Property and equipment, net                                                              25,204               25,567
Prepaid expenses and other assets                                                        22,825               47,214
=====================================================================================================================
          Total assets                                                          $     3,044,586        $   2,812,384
=====================================================================================================================

                   Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                      $     1,779,547        $   1,740,824
  FHLB advances and other borrowings                                                    999,000              785,886
  Accrued expenses and other liabilities                                                 35,096               31,396
---------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                           2,813,643            2,558,106
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                 -                    -
Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 2,000,000                                      -                    -
    shares; none issued
  Common stock, $.01 par value.  Authorized 59,000,000
    shares; issued 19,938,964; outstanding 15,440,497 at
    September 30, 1998, and 17,069,099 at March 31, 1998                                    199                  199
  Additional paid-in capital                                                            149,946              165,912
  Retained earnings, substantially restricted                                            99,332              106,617
  Unearned stock-based compensation                                                     (19,035)             (20,895)
  Treasury stock (4,498,467 at September 30, 1998 and 2,834,323
    (at March 31, 1998)                                                                     (45)                 (28)
  Accumulated other comprehensive income - unrealized
    gains on securities available-for-sale                                                  546                2,473
---------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                    230,943              254,278
=====================================================================================================================
          Total liabilities and stockholders' equity                            $     3,044,586        $   2,812,384
=====================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                For the Three Months Ended              For the Six Months Ended
                                                                      September 30,                         September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                   1998              1997              1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Interest Income:
  Mortgage loans                                             $     33,986     $      35,202     $      67,642     $    69,832
  Non-mortgage loans                                                2,064               996             3,701           1,831
  Mortgage-backed securities                                       10,286             8,096            19,352          16,817
  Investment securities and deposits                                5,677             3,134            11,448           5,805
-------------------------------------------------------------------------------------------------------------------------------
      Total interest income                                        52,013            47,428           102,143          94,285
-------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                             20,062            20,435            39,754          40,662
  Interest on borrowings                                           13,653             9,064            26,132          17,379
-------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                       33,715            29,499            65,886          58,041
-------------------------------------------------------------------------------------------------------------------------------
      Net interest income before provision for loan losses         18,298            17,929            36,257          36,244
Provision for loan losses                                           1,000             2,249             2,020           4,499
-------------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses          17,298            15,680            34,237          31,745
-------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income:
  Deposit and related fees                                          2,599             2,398             5,250           4,927
  Trust fees                                                          452               415               928             842
  Mortgage loan servicing fees                                        177               224               427             443
  Gain on sales of assets, net                                        161                 3               299              17
  (Loss) on trading securities, net                                  (642)                -              (359)              -
  Profit on real estate investment                                    101                 -               101               -
  Other non-interest income                                           203               186               296             204
-------------------------------------------------------------------------------------------------------------------------------
      Total non-interest income                                     3,051             3,226             6,942           6,433
-------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense:
  General and administrative:
    Compensation and benefits                                       6,831             6,996            13,800          13,182
    Occupancy and equipment                                         2,962             2,948             5,896           5,691
    Marketing and professional services                             1,177               657             2,052           1,441
    Other non-interest expense                                      2,714             2,539             5,144           5,040
-------------------------------------------------------------------------------------------------------------------------------
      Total general and administrative                             13,684            13,140            26,892          25,354
Real estate operations, net                                          (111)              (58)              (36)            533
-------------------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                                   13,573            13,082            26,856          25,887
-------------------------------------------------------------------------------------------------------------------------------
      Earnings before income taxes                                  6,776             5,824            14,323          12,291
Income Taxes                                                        2,932             2,538             6,151           5,322
===============================================================================================================================
      Net earnings                                           $      3,844     $       3,286     $       8,172     $     6,969
===============================================================================================================================

Basic earnings per share                                     $       0.27     $        0.20     $        0.57     $      0.42
===============================================================================================================================
Weighted average shares outstanding for basic
  earnings per share                                           14,065,791        16,199,183        14,406,806      16,413,283
===============================================================================================================================
Diluted earnings per share                                   $       0.26     $        0.19     $        0.54     $      0.41
===============================================================================================================================
Weighted average shares outstanding for diluted
  earnings per share                                           14,736,249        17,057,481        15,194,120      17,037,962
===============================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                 For the Three Months Ended       For the Six Months Ended
                                                                       September 30,                   September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                   1998             1997            1998          1997
---------------------------------------------------------------------------------------------------------------------------
Net earnings                                                     $ 3,844          $ 3,286         $ 8,172       $ 6,969
---------------------------------------------------------------------------------------------------------------------------

Other comprehensive earnings(loss), net
  of income taxes
  Unrealized gains (losses) on securities
    available-for-sale:
    U.S. Treasury and agency securities and other
      investment securities available-for-sale, at fair
      value                                                       (2,566)             (33)         (2,649)          397
    Reclassification of realized (gains)losses included
      in earnings                                                      9              (64)            (63)          (64)
    Mortgage-backed securities available-for-sale,
      at fair value                                                  830            3,027             785         5,923
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                        (1,727)           2,930          (1,927)        6,256
---------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings                                           $ 2,117          $ 6,216         $ 6,245       $13,225
===========================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                  Retained
                                                                                   Additional     Earnings,
                                                        Number of     Common        Paid-in     Substantially
                                                         Shares        Stock        Capital       Restricted
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                              17,067,099    $     199     $ 165,912     $   106,617

Net earnings                                                    -            -             -           8,172
Purchase of treasury stock                             (1,664,144)           -       (16,624)        (15,457)
Change in market value of shares held in deferred
compensation trusts                                             -            -          (481)              -
Amortization of shares under stock-based
  compensation plans                                            -            -           647               -
Stock options exercised                                    37,542            -           492               -
Changes in unrealized gains(losses) on
  securities available for sale, net                            -            -             -               -
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998                          15,440,497    $     199     $ 149,946     $    99,332
=====================================================================================================================

                                                                                           Accumulated
                                                            Unearned                          Other
                                                           Stock-based       Treasury     Comprehensive
                                                          Compensation        Stock           Income          Total
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                                $     (20,895)     $      (28)    $      2,473     $254,278

Net earnings                                                         -               -                -        8,172
Purchase of treasury stock                                           -             (17)               -      (32,098)
Change in market value of shares held in deferred
compensation trusts                                                114               -                -         (367)
Amortization of shares under stock-based
  compensation plans                                             1,746               -                -        2,393
Stock options exercised                                              -               -                -          492
Changes in unrealized gains(losses) on
  securities available for sale, net                                 -               -           (1,927)      (1,927)
---------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998                            $     (19,035)     $      (45)    $        546     $230,943
===========================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                                September 30,
---------------------------------------------------------------------------------------------------
                                                                            1998           1997
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                           $   8,172       $   6,969
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Amortization of premiums (discounts) on loans,
        investments and mortgage-backed securities                           2,073             704
      Amortization of deferred loan origination fees                          (717)           (495)
      Loan fees collected                                                   (1,491)            (94)
      Dividends on FHLB stock                                               (1,188)           (820)
      Provisions for losses on:
        Loans                                                                2,020           4,499
        Real estate                                                              -             416
      Gains on sales of loans, mortgage-backed securities
        available-for-sale, real estate and property and equipment            (252)           (412)
      Depreciation and amortization of property and equipment                1,944           1,794
      Loans originated for sale                                                  -          (3,192)
      Proceeds from sale of loans held-for-sale                             23,773           7,030
      Amortization of unearned stock-based compensation                      2,393           2,201
      (Increase) decrease in:
        Accrued expenses and other liabilities                               4,878          13,512
        Accrued interest receivable                                          1,069            (128)
        Prepaid expenses and other assets                                   24,389           2,466
---------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                         67,063          34,450
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Loans originated for investment                                         (420,709)       (242,019)
  Increase (decrease) in construction loans in process                      30,496         (10,979)
  Purchases of loans held for investment                                  (139,086)              -
  Principal payments on loans                                              406,248         182,050
  Principal payments on mortgage-backed securities
    held-to-maturity                                                           489             729
  Principal payments on mortgage-backed securities
    available-for-sale                                                     127,169          55,036
  Purchases of investment securities available-for-sale                    (88,869)        (59,911)
  Purchases of FHLB stock                                                   (8,232)           (205)
  Purchases of mortgage-backed securities available-
    for-sale                                                              (301,469)        (42,863)
  Proceeds from maturities of investment securities
    held-to-maturity                                                             -          15,368
  Proceeds from maturities of investment securities
    available-for-sale                                                      67,931          10,898

                                                                              (Continued)

                       PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                    Six months ended
                                                                                      September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                               1998                 1997
-----------------------------------------------------------------------------------------------------------------
  Proceeds from sale of investment securities available-for-sale             $    36,231        $    7,899
  Proceeds from sale of trading securities                                         1,500                 -
  Proceeds from sale of mortgage-backed securities available-for-sale                  -             6,293
  Investment in real estate                                                           21               (88)
  Proceeds from sale of real estate                                                7,055             4,072
  Investment in real estate held for investment                                   (5,833)                -
  Purchases of property and equipment                                             (1,613)           (2,387)
  Proceeds from sale of property and equipment                                         4                67
-----------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                 (288,667)          (76,040)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from FHLB advances and other borrowings                               791,876           426,886
  Repayment of FHLB advances and other borrowings                               (578,762)         (356,000)
  Net change in deposits                                                          38,723             2,832
  Proceeds from exercise of stock options                                            492                 -
  Purchase of treasury stock                                                     (32,098)          (17,965)
-----------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                              220,231            55,753
-----------------------------------------------------------------------------------------------------------
          Net increase in cash and cash equivalents                               (1,373)           14,163
Cash and cash equivalents, beginning of period                                    46,021            31,632
===========================================================================================================
Cash and cash equivalents, end of period                                     $    44,648        $   45,795
===========================================================================================================
Supplemental information:
  Interest paid, including interest credited                                      39,452            55,774
  Cash paid for income taxes                                                       6,700             4,575
Non-cash investing and financing activities:
  Change in unrealized gain (loss) on securities
    available-for-sale                                                            (3,396)            6,256
Net transfers from loans receivable to loans held for sale                        11,360                 -
Net transfers from available-for-sale securities to
  trading securities                                                               5,419                 -
Net transfers from loans receivable to real estate                                 2,528             1,563
===========================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and its subsidiary PFF Bank & Trust (collectively, "the Company"). The Company's business is conducted primarily through PFF Bank & Trust ("the Bank") and its subsidiary, Pomona Financial Services, Inc. Pomona Financial Services, Inc. includes the account of Diversified Services, Inc. and PFF Insurance Service. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1999.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements

in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach of determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

This statement is effective for all quarters of fiscal years beginning after June 15, 1999. Management is in the process of determining the impact of SFAS No. 133 on the Company's financial position and results of operations.

                        PFF BANCORP, INC AND SUBSIDIARY
               Notes Unaudited Consolidated Financial Statement

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

                                                                  For the Three Months Ended September 30, 1998
                                              -----------------------------------------------------------------------------------
                                                                      1998 (1)
                                              ---------------------------------------------------------       -------------------
                                                   Earnings            Shares            Per-Share                 Earnings
                                                 (Numerator)        (Denominator)         Amount                 (Numerator)
                                              ------------------- ------------------ ------------------       -------------------
                                                                                   (Dollars in thousands, except per share data)
Net Earnings                                          $    3,844                                                      $    3,286

Basic EPS
Earnings available to common stockholders                  3,844         14,065,791          $    0.27                     3,286
                                                                                     ==================

Effect of Dilutive Securities
Options and Stock Awards                                       -            670,458                                            -
                                              ------------------- ------------------                          -------------------

Diluted EPS
Earnings available to common stockholders
  and assumed conversions                             $    3,844         14,736,249          $    0.26                $    3,286
                                              =================== ================== ==================       ===================

                                              -------------------------------------
                                                    1997
                                              -------------------------------------
                                                   Shares            Per-Share
                                                (Denominator)         Amount
                                              ------------------ ------------------
Net Earnings

Basic EPS
Earnings available to common stockholders            16,199,183          $    0.20
                                                                 ==================

Effect of Dilutive Securities
Options and Stock Awards                                858,298
                                              ------------------

Diluted EPS
Earnings available to common stockholders
  and assumed conversions                            17,057,481          $    0.19
                                              ================== ==================

(1) Options to purchase 10,108 shares of common stock at a weighted average price of $20.12 per share were outstanding during the three month period ending September 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between October 22, 2002 and April 22, 2003, were still outstanding at September 30, 1998.

                        PFF BANCORP, INC AND SUBSIDIARY
               Notes Unaudited Consolidated Financial Statement

                                                                                     For the Six Months Ended September 30, 1998
                                               -----------------------------------------------------------------------------------
                                                                       1998 (1)
                                               ---------------------------------------------------------       -------------------
                                                    Earnings            Shares            Per-Share                 Earnings
                                                  (Numerator)        (Denominator)         Amount                 (Numerator)
                                               ------------------- ------------------ ------------------       -------------------
                                                                                    (Dollars in thousands, except per share data)
Net Earnings                                           $    8,172                                                      $    6,969

Basic EPS
Earnings available to common stockholders                   8,172         14,406,806          $    0.57                     6,969
                                                                                      ==================

Effect of Dilutive Securities
Options and Stock Awards                                        -            787,314                                            -
                                               ------------------- ------------------                          -------------------

Diluted EPS
Earnings available to common stockholders
  and assumed conversions                              $    8,172         15,194,120          $    0.54                $    6,969
                                               =================== ================== ==================       ===================

                                               -------------------------------------
                                                     1997
                                               -------------------------------------
                                                    Shares            Per-Share
                                                 (Denominator)         Amount
                                               ------------------ ------------------
Net Earnings

Basic EPS
Earnings available to common stockholders             16,413,283          $    0.42
                                                                  ==================

Effect of Dilutive Securities
Options and Stock Awards                                 624,679
                                               ------------------

Diluted EPS
Earnings available to common stockholders
  and assumed conversions                             17,037,962          $    0.41
                                               ================== ==================

(1) Options to purchase 10,108 shares of common stock at a weighted average price of $20.12 per share were outstanding during the six month period ending September 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between October 22, 2002 and April 22, 2003, were still outstanding at September 30, 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
   Item 2: Management's Discussion and Analysis of Financial Condition and
                                  Operations

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended September 30, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees, which are considered adjustments to yields.

                                                                          Three Months Ended September 30,
                                                    ------------------------------------------------------------------------------
                                                                    1998                                    1997
                                                    -------------------------------------- ---------------------------------------
                                                                                Average                                 Average
                                                      Average                   Yield/       Average                    Yield/
                                                      Balance     Interest       Cost        Balance      Interest       Cost
                                                    ------------ ------------ ------------ ------------- ------------ ------------
                                                                                (Dollars in thousands)
Assets:
  Interest-earning assets:
    Interest-earning deposits and short-term
     investments                                    $    31,891  $       441         5.49% $     35,732  $       484         5.37%
    Investment securities, net (1)(2)(3)                291,338        4,469         6.14       129,776        2,208         6.75
    Loans receivable, net (4)(5)                      1,864,115       36,050         7.74     1,871,157       36,198         7.74
    Mortgage-backed securities, net (1)(6)              654,720       10,286         6.28       479,739        8,096         6.75
    FHLB stock                                           48,734          767         6.24        28,085          442         6.24
                                                    -------------------------              --------------------------
        Total interest-earning assets                 2,890,798       52,013         7.20     2,544,489       47,428         7.46
                                                                 ------------                            ------------
    Non-interest-earning assets                         119,388                                  78,835
                                                    ------------                           -------------
        Total assets                                $ 3,010,186                            $  2,623,324
                                                    ============                           =============

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Passbook accounts                               $   149,584          871         2.31  $    165,826        1,120         2.68
    Money market savings accounts                       248,515        2,700         4.31       186,505        1,940         4.13
    NOW and other demand deposit accounts               184,278          322         0.69       154,051          303         0.78
    Certificate accounts                              1,177,306       16,169         5.45     1,213,866       17,072         5.58
                                                    -------------------------              --------------------------
        Total                                         1,759,683       20,062         4.52     1,720,248       20,435         4.71
    FHLB advances and other borrowings                  957,083       13,637         5.65       604,313        9,027         5.93
    Other                                                 3,060           16         2.07         3,020           37         4.86
                                                    -------------------------              --------------------------
        Total interest-bearing liabilities            2,719,826       33,715         4.92     2,327,581       29,499         5.03
                                                                 ------------                            ------------
    Non-interest-bearing liabilities                     54,237                                  31,059
                                                    ------------                           -------------
        Total liabilities                             2,774,063                               2,358,640
  Stockholders' Equity                                  236,123                                 264,684
                                                    ============                           =============
        Total liabilities and stockholders' equity  $ 3,010,186                            $  2,623,324
                                                    ============                           =============
Net interest income before provision for loan
losses                                                           $    18,298                             $    17,929
                                                                 ============                            ============
Net interest rate spread (7)                                                         2.28                                    2.43
Effective interest spread (8)                                                        2.53                                    2.82
Ratio of interest-earning assets to
interest-bearing liabilities                            106.29%                                 109.32%

                       PFF BANCORP, INC. AND SUBSIDIARY
   Item 2: Management's Discussion and Analysis of Financial Condition and
                                  Operations
                                  (Continued)

----------------
(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Included in the average balance of investment securities for the three months ended September 30, 1998 and 1997 are average investment securities available-for-sale of $261.5 million and $2.6 million, respectively. Interest income recognized on investment securities available-for-sale during these periods was $4.1 million and $49,000, respectively, resulting in average yields of 6.25% and 7.36%, respectively. Yields on average investment securities available-for-sale have been calculated based upon the historical cost basis of the underlying securities.
(3) Average yield/cost for 1998 are calculated using a 30/360 basis because to composition of the portfolio has changed, whereas in 1997 days/365 was used because of the composition at that time.
(4) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(5) Included in the average balance of loans receivable, net for the three months ended September 30, 1998 and 1997 are loans held for sale of $945,000 and $41.7 million, respectively. Interest income recognized on loans held for sale during these periods was $17,000 and $751,000, respectively, resulting in average yields of 7.12% and 7.20%, respectively.
(6) Included in the average balance of mortgage-backed securities, net for the three months ended September 30, 1998 and 1997 are average mortgage-backed securities available-for-sale of $653.7 million and $4.9 million, respectively. Interest income recognized on mortgage-backed securities available-for-sale during the three months ended September 30, 1998 and 1997 was $10.3 million and $88,000, respectively, resulting in an average yield of 6.31% and 7.23%, respectively.
(7) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(8) Effective interest spread represents net interest income divided by average interest-earning assets.

                       PFF BANCORP, INC. AND SUBSIDIARY
   Item 2: Management's Discussion and Analysis of Financial Condition and
                                  Operations
                                  (Continued)


Average Balance Sheets

The following table sets forth certain information relating to the Company for the six months ended September 30, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees, which are considered adjustments to yields.


                                                                               Six Months Ended September 30,
                                                           ----------------------------------------------------------------------
                                                                         1998                                 1997
                                                           ----------------------------------------------------------------------
                                                                                   Average                              Average
                                                             Average                Yield/     Average                   Yield/
                                                             Balance    Interest     Cost      Balance       Interest     Cost
                                                           ----------------------------------------------------------------------
                                                                                 (Dollars in thousands)
Assets:
  Interest-earning assets:
    Interest-earning deposits and short-term investments    $   33,862   $    864    5.09%   $    30,062     $     836     5.55%
    Investment securities, net (1)(2)(3)                       293,238      9,247    6.31        122,314         4,150     6.77
    Loans receivable, net (4)(5)                             1,854,418     71,343    7.69      1,861,143        71,663     7.70
    Mortgage-backed securities, net (1)(6)                     613,418     19,352    6.31        489,427        16,817     6.87
    FHLB stock                                                  45,769      1,337    5.83         27,831           819     5.87
                                                            ---------------------            -------------------------
        Total interest-earning assets                        2,840,705    102,143    7.19      2,530,777        94,285     7.45
                                                                         --------                             --------
    Non-interest-earning assets                                117,435                            74,415
                                                            ----------                       -----------
        Total assets                                        $2,958,140                       $ 2,605,192
                                                            ==========                       ===========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Passbook accounts                                       $  150,867      1,762    2.33    $   169,545         2,301     2.71
    Money market savings accounts                              242,289      5,194    4.28        175,892         3,627     4.11
    NOW and other demand deposit accounts                      182,130        642    0.70        151,153           601     0.79
    Certificate accounts                                     1,174,506     32,156    5.46      1,222,822        34,133     5.57
                                                            ---------------------            -------------------------
        Total                                                1,749,792     39,754    4.53      1,719,412        40,662     4.72
    FHLB advances and other borrowings                         916,017     26,101    5.68        585,484        17,325     5.90
    Other                                                        2,759         31    2.24          2,477            54     4.35
                                                            ---------------------            -------------------------
        Total interest-bearing liabilities                   2,668,568     65,886    4.92      2,307,373        58,041     5.02
                                                                         --------                            ---------
    Non-interest-bearing liabilities                            47,615                            30,561
                                                            ----------                       -----------
        Total liabilities                                    2,716,183                         2,337,934
  Stockholders' Equity                                         241,957                           267,258
                                                            ----------                       -----------
        Total liabilities and stockholders' equity          $2,958,140                       $ 2,605,192
                                                            ==========                       ===========
Net interest income before provision for loan losses                     $ 36,257                            $  36,244
                                                                         ========                            =========
Net interest rate spread (7)                                                         2.27                                  2.43
Effective interest spread (8)                                                        2.55                                  2.86
Ratio of interest-earning assets to interest-bearing
 liabilities                                                    106.45%                           109.68%

                       PFF BANCORP, INC. AND SUBSIDIARY
   Item 2: Management's Discussion and Analysis of Financial Condition and
                                  Operations
                                  (Continued)




-------------------------------

(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Included in the average balance of investment securities for the six months ended September 30, 1998 and 1997 are average investment securities available-for-sale of $264.1 million and $6.0 million, respectively. Interest income recognized on investment securities available-for-sale during these periods was $8.4 million and $177,000, respectively, resulting in average yields of 6.36% and 5.93%, respectively. Yields on average investment securities available-for-sale have been calculated based upon the historical cost basis of the underlying securities.
(3) Average yield/cost for 1998 are calculated using a 30/360 basis because to composition of the portfolio has changed, whereas in 1997 days/365 was used because of the composition at that time.
(4) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(5) Included in the average balance of loans receivable, net for the six months ended September 30, 1998 and 1997 are loans held for sale of $1.0 million and $24.3 million, respectively. Interest income recognized on loans held for sale during these periods was $36,000 and $876,000, respectively, resulting in average yields of 7.13% and 7.21%, respectively.
(6) Included in the average balance of mortgage-backed securities, net for the six months ended September 30, 1998 and 1997 are average mortgage-backed securities available-for-sale of $612.3 million and $5.1 million, respectively. Interest income recognized on mortgage-backed securities available-for-sale during the six months ended September 30, 1998 and 1997 was $19.6 million and $184,000, respectively, resulting in an average yield of 6.39% and 5.87%, respectively.
(7) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(8) Effective interest spread represents net interest income divided by average interest-earning assets.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes attributable to changes in rate-volume (change in the rate multiplied by change in the volume); and (iv) the net change.


                                           Three Months Ended September 30, 1998             Six Months Ended September 30, 1998
                                                        Compared to                                      Compared to
                                           Three Months Ended September 30, 1997             Six Months Ended September 30, 1997
                                      --------------------------------------------------------------------------------------------
                                                    Increase (Decrease)                              Increase (Decrease)
                                                          Due to                                           Due to
                                      --------------------------------------------------------------------------------------------
                                                                     Rate/                                         Rate/
                                            Volume       Rate       Volume        Net       Volume     Rate       Volume     Net
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
 Interest-earning assets:
  Interest-earning deposits and short-term
   investments                              $   (52)     $  10       $  (1)      $  (43)    $   106     $  (69)   $   (9)  $    28
  Investment securities, net (1)(2)           2,726       (199)       (266)       2,261       5,783       (282)     (404)    5,097
  Loans receivable, net (3)                    (136)       (12)          -         (148)       (259)       (61)        -      (320)
  Mortgage-backed securities, net (1)(4)      2,953       (559)       (204)       2,190       4,260     (1,377)     (348)    2,535
  FHLB stock                                    325          -           -          325         528         (6)       (4)      518
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets         5,816       (760)       (471)       4,585      10,418     (1,795)     (765)    7,858
----------------------------------------------------------------------------------------------------------------------------------

  Interest-bearing liabilities:
    Passbook accounts                          (110)      (154)         15         (249)       (253)      (321)       35      (539)
    Money market savings accounts               645         86          29          760       1,369        144        54     1,567
    NOW and other demand deposit
      accounts                                   59        (34)         (6)          19         123        (68)      (14)       41
    Certificate accounts                       (514)      (401)         12         (903)     (1,349)      (654)       26    (1,977)
    FHLB advances and other borrowings        5,270       (416)       (244)       4,610       9,781       (642)     (363)    8,776
    Other                                         -        (21)          -          (21)          6        (26)       (3)      (23)
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities    5,350       (940)       (194)       4,216       9,677     (1,567)     (265)    7,845
----------------------------------------------------------------------------------------------------------------------------------
        Change in net interest income       $   466   $    180     $  (277)    $    369  $      741   $   (228)  $  (500)  $    13
==================================================================================================================================



-------------------------
(1) Includes assets available-for-sale.
(2) Included in the increases/(decreases) in interest income on investment securities, net for the three and six months ended September 30, 1998 compared to 1997 are increases/(decreases) in interest income on investment securities available-for-sale attributable to volume and rate of $19.1 million and $15.3 million, and ($29,000) and $26,000, respectively.
(3) Included in the increases/(decreases) in interest income on loans receivable, net for the three and six months ended September 30, 1998 compared to 1997 are increases/(decreases) in interest income on loans held for sale attributable to volume and rate of ($2.9 million) and ($1.7 million), and $6.1 million and $2.1 million, respectively.
(4) Included in the increases/(decreases) in interest income on mortgage-backed securities, net for the three and six months ended September 30, 1998 compared to 1997 are increases/(decreases) in interest income on mortgage-backed securities available-for-sale attributable to volume and rate of $46.9 million and $35.6 million, and ($45,000) and $27,000, respectively.

                       BBF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


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

Comparison of Operating Results for the Three Months Ended September 30, 1998
-----------------------------------------------------------------------------
and 1997
--------

General
-------

The Company recorded net earnings of $3.8 million or $0.26 per diluted share for the three months ended September 30, 1998 compared to net earnings of $3.3 million or $0.19 per diluted share for the comparable period of 1997. Net earnings for the quarter ended September 30, 1998 included a pre-tax loss of $642,000 attributable to a decrease in the market value of the Company's $3.3 million trading portfolio of domestic equity securities. Excluding the trading portfolio loss, net earnings for the three months ended September 30, 1998 would have been $4.2 million or $0.28 per diluted share.

Net interest income before provision for loan losses was $18.3 million for the three months ended September 30, 1998 compared to $17.9 million for the comparable period of 1997. The increase in net interest income before provision for loan losses resulted from growth in average interest-earning assets. Net interest rate spread was 2.30% for the three months ended September 30, 1998 compared to 2.43% for the comparable period of 1997. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 106.29% for the three months ended September 30, 1998 compared to 109.32% for the comparable period of 1997 reflecting the Company's stock repurchases and wholesale leverage activity.

Provision for loan losses was $1.0 million for the three months ended September 30,1998 compared to $2.2 million for the comparable period of 1997 reflecting continued improvement in asset quality.

Total non-interest income, excluding the $642,000 trading portfolio loss, and a $189,000 writedown of servicing assets was $3.9 million for the three months ended September 30, 1998 compared to $3.2 million for the comparable period of 1997. Total non-interest expense was $13.6 million for the three months ended September 30, 1998 compared to $13.1 million for the comparable period of 1997.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

Interest Income
---------------

Interest income was $52.0 million for the three months ended September 30, 1998 compared to $47.4 million for the comparable period of 1997. The increase in interest income was attributable to a $346.3 million increase in average interest-earning assets from $2.54 billion for the three months ended September 30, 1997 to $2.89 billion for the comparable period of 1998. The weighted average yield on interest-earning assets decreased from 7.46% for the three months ended September 30, 1997 to 7.20% for the comparable period of 1998. The increase in average interest-earning assets was due principally to increases in the average balances of mortgage-backed securities (MBS) and investment securities. The average balance of MBS increased $175.0 million from $479.7 million for the three months ended September 30, 1997 to $654.7 million for the comparable period of 1998. The average balance of investment securities increased $161.6 million from $129.8 million for the three months ended September 30, 1997 to $291.3 million for the comparable period of 1998. The average balance of loans receivable, net decreased $7.0 million from$1.87 billion for the three months ended September 30, 1997 to $1.86 billion for the comparable period of 1998.

The weighted average yield on loans receivable was 7.74% for both the three months ended September 30, 1997 and 1998. The downward impact on weighted average yield on loans receivable from the high level of payoff and refinancing activity has been offset by the positive impact of the Bank's continued emphasis on originating construction, commercial business, consumer and commercial real estate loans, the majority of which provide higher yields than those earned on single-family residential loan products. For the three months ended September 30, 1998, originations of these four loan types aggregated $141.4 million (61.7% of total originations) at a weighted average note rate of 10.08% compared to $57.3 million (54.0% of total originations) at a weighted average note rate of 10.59% for the comparable period of 1997. The aggregate outstanding average balance of construction, commercial business, consumer and commercial real estate loans was $351.5 million or 18.9% of average loans receivable, net for the three months ended September 30, 1998 compared to $267.0 million or 14.3% of average loans receivable, net for the comparable period of 1997.

The weighted average yield on MBS was 6.28% for the three months ended September 30, 1998 compared to 6.75% for the comparable period of 1997. The decrease in the net weighted average yield on MBS was due primarily to a shift in the MBS portfolio to a higher percentage of five and seven year balloon and 5/1 ARM securities. 5/1 ARM securities provide a fixed rate of interest for the first five years after which the rate adjusts annually based upon the one-year constant maturity treasury (CMT) index. For the three months ended September 30, 1998, the amortization of purchase premiums on MBS was $890,000 or 14 basis points as a percentage of the average portfolio balance compared to $583,000 or 12 basis points for the comparable period of 1997.

The weighted average yield on investment securities decreased from 6.75% for the three months ended September 30, 1997 to 6.14% for the comparable period of 1998. The decrease in the weighted average yield on investment securities reflects a higher proportion of the portfolio being comprised by floating rate collateralized mortgage obligations (CMO's). These floating rate CMO's are generally indexed to the one-month London Inter-Bank Offered Rate (LIBOR). One month LIBOR averaged 5.59% for the three months ended September 30, 1998 compared to 5.63% for the comparable period of 1997. For the three months ended September 30, 1998, the amortization of purchase premiums on investment securities was $213,000 or 7 basis points as a percentage of the average portfolio balance compared to $24,000 or 2 basis points for the comparable period of 1997.

At September 30, 1998 the Company's unamortized cost basis of its MBS and investment securities portfolio as a percentage of current face value is 100.8%.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


Interest Expense
----------------

Interest expense was $33.7 million for the three months ended September 30, 1998 compared to $29.5 million for the comparable period of 1997. The increase was attributable to a $392.2 million increase in average interest-bearing liabilities from $2.33 billion for the three months ended September 30, 1997 to $2.72 billion for the comparable period of 1998. The weighted cost of interest-bearing liabilities decreased from 5.03% for the three months ended September 30, 1997 to 4.90% for the comparable period of 1998.

The increase in average interest-bearing liabilities was due principally to a $352.8 million increase in the average balance of FHLB advances and other borrowings from $604.3 million for the three months ended September 30, 1997 to $957.1 million for the comparable period of 1998. The increase in the average balance of FHLB advances and other borrowings was due to the Bank's strategy of utilizing both wholesale and retail sources of funding to achieve its strategic growth objectives. The weighted average cost of FHLB advances and other borrowings decreased from 5.93% for the three months ended September 30, 1997 to 5.62% for the comparable period of 1998 reflecting a decrease in the general level of interest rates and the Bank's increased utilization of putable fixed rate FHLB advances. Under the putable advance program, in exchange for a favorable interest rate on the borrowing, the Bank grants to the FHLB an option to "put" the borrowing back to the Bank at specified "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, the Bank obtains funds below the cost of non-putable FHLB advances of comparable final maturity or term to put date(s). In exchange for this favorable funding rate, the Bank is exposed to the risk that the advance is put back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a borrowing at a less advantageous cost. The increased use of putable advances has allowed the Bank to extend the term to maturity and initial put dates of its funding in connection with increased investment in balloon and 5/1 MBS and loan products. At September 30, 1998 the Bank's putable borrowings totaled $465.0 million compared to zero at September 30, 1997.

The average balance of deposits was $1.76 billion for the three months ended September 30, 1998 compared to $1.72 billion for the comparable period of 1997, an increase of $39.4 million. The average balance of "core deposits" (money market, passbook and demand accounts) increased $76.0 million from $506.4 million or 29.4% of average total deposits for the three months ended September 30, 1997 to $582.4 million or 33.1% of average total deposits for the comparable period of 1998. The Bank is continuing to emphasize the building of its core deposit base through its marketing, pricing and business development efforts. The weighted average cost of deposits decreased from 4.71% for the three months ended September 30, 1997 to 4.52% for the comparable period of 1998. The weighted average cost of core deposits was 2.64% for both the three months ended September 30, 1998 and 1997.


Provision for Loan Losses
-------------------------

Provision for loan losses was $1.0 million for the three months ended September 30, 1998 compared to $2.2 million for the comparable period of 1997 reflecting the continued improvement in the Bank's asset quality. See "Comparison of Financial Condition at September 30, 1998 and March 31, 1998."

Non-Interest Income
-------------------

Non-interest income was $3.1 million for the three months ended September 30, 1998. Excluding the $642,000 trading portfolio loss and the $189,000 servicing asset writedown discussed below, non-interest income would have been $3.9 million (annualized, 0.89% of average deposits) compared to $3.2 million (annualized, 0.74% of average

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

deposits) for the comparable period of 1997. Deposits and related fees were $2.6 million for the three months ended September 30, 1998 compared to $2.4 million for the comparable period of 1997 reflecting growth in core deposits coupled with an increased focus by the Bank on collecting fees, which in the past were routinely waived. Trust fees were $452,000 for the three months ended September 30, 1998 compared to $415,000 for the comparable period of 1997. Assets under management or custody by the Bank's trust department were $220.9 million at September 30, 1998 compared to $236.3million at September 30, 1997. Mortgage loan servicing fees of $177,000 for the three months ended September 30, 1998 reflect a $189,000 writedown of the Bank's servicing assets to reflect the impact of higher loan prepayments. At September 30, 1998, the Bank's aggregate servicing assets total $1.6 million. The $161,000 gain on sale of assets , net for the three months ended September 30, 1998 is net of a $153,000 loss applicable to the sale of $13.2 million of MBS and investment securities liquidated to provide funds utilized by the Company to repurchase 810,737 shares of its common stock during the quarter.


Non-Interest Expense
--------------------

General and administrative expense was $13.7 million or 1.82% of average assets for the three months ended September 30, 1998 compared to $13.1 million or 2.00% of average assets for the comparable period of 1997. Marketing and professional services expense increased from $657,000 for the three months ended September 30, 1997 to $1.2 million for the comparable period of 1998, due principally to the cost associated with an extensive image "branding" effort by the Bank designed to capitalize on its strong community presence and reputation during the current environment in which an increasing number of consumers and businesses are feeling disenfranchised by the significant bank merger activity which has taken place. Included in compensation and benefits expense for the three months ended September 30, 1998 and 1997 respectively are non-cash charges of $1.1 million and $920,000 associated with the Bank's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan. For the three months ended September 30, 1998 and 1997, respectively there was approximately $131,000 and $150,000 of costs associated with the Bank's preparation and modification of its electronic data processing (EDP) and other systems for full functionality in the Year 2000
(Y2K) and thereafter.

Real estate operations, net reflects income of $111,000 for the three months ended September 30, 1998 compared to income of $58,000 for the comparable period of 1997. These income levels reflect the improved market conditions in the Bank's geographic area for disposition of real estate acquired through foreclosure.

Income Taxes
------------

Income taxes were $2.9 million for the three months ended September 30, 1998 compared to $2.5 million for the comparable period of 1997. The increase in income taxes was primarily the result of an increase in earnings before income taxes from $5.8 million for the three months ended September 30, 1997 to $6.8 million for the comparable period of 1998.

Comparison of Operating Results for the Six Months Ended September 30, 1998 and
-------------------------------------------------------------------------------
1997
----

General
-------
The Company recorded net earnings of $8.2 million or $0.54 per diluted share for the six months ended September 30, 1998 compared to net earnings of $7.0 million or $0.41 per diluted share for the comparable period of 1997. Excluding the $359,000 pre-tax loss on the Company's trading portfolio net earnings would have been $8.5 million or $0.56 per diluted share for the six months ended September 30, 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

Net interest income before provision for loan losses was $36.3 million for the six months ended September 30, 1998 compared to $36.2 million for the comparable period of 1997. The increase in net interest income before provision for loan losses resulted from a $309.9 million increase in average interest-earning assets from $2.53 billion for the six months ended September 30, 1997 to $2.84 billion for the comparable period of 1998. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 106.45% for the six months ended September 30, 1998 compared to 109.68 % for the comparable period of 1997. Net interest rate spread was 2.27% for the six months ended September 30, 1998 compared to 2.43% for the comparable period of 1997.

Provision for loan losses was $2.0 million for the six months ended September 30,1998 compared to $4.5 million for the comparable period of 1997. See "Comparison of Financial Condition at September 30, 1998 and March 31, 1998.

Total non-interest income was $7.5 million for the six months ended September 30, 1998 (excluding the $359,000 loss on trading securities and the $189,000 writedown of servicing assets) compared to $6.4 million for the comparable period of 1997. Total non-interest expense was $26.9 million for the six months ended September 30, 1998 compared to $25.4 million for the comparable period of 1997.

Interest Income
---------------

Interest income was $102.1 million for the six months ended September 30, 1998 compared to $94.3 million for the comparable period of 1997. The increase in interest income was attributable to a $309.9 million increase in average interest-earning assets from $2.53 billion for the six months ended September 30, 1997 to $2.84 billion for the comparable period of 1998. The increase in average interest-earning assets was attributable to increases in the average balances of MBS and investment securities. The average balances of MBS and investment securities increased $124.0 million and $170.9 million, respectively during the six months ended September 30, 1998 to $613.4 million and $293.2 million, respectively. The average balance of loans receivable, net was $1.85 billion for the six months ended September 30, 1998 compared to $1.86 billion for the comparable period of 1997. The weighted average yield on interest-earning assets decreased from 7.45% for the six months ended September 30, 1997 to 7.19% for the comparable period of 1998. The decrease in weighted average yield on interest-earning assets from 7.45% for the six months ended September 30, 1997 compared to 7.19% for the comparable period of 1998 was attributable principally to an increase in the proportion of total average interest-earning assets comprised by MBS and investment securities from 24.2% for the six months ended September 30, 1997 to 31.9% for the comparable period of 1998.

The weighted average yield on loans receivable, net was 7.69% for the six months ended September 30, 1998 compared to 7.70% for the comparable period of 1997. The stability in the weighted average yield on loans receivable during a period of declining interest rates and accelerated prepayments reflects the positive impact on yields of the Bank's continued emphasis on originating construction, commercial business, consumer and commercial real estate loans. For the six months ended September 30, 1998, originations of these four loan types aggregated $247.7 million (58.9 % of total originations) at a weighted average note rate of 10.14% compared to $116.7 million (46.1% of total originations) at a weighted average note rate of 10.39% for the comparable period of 1997. The aggregate outstanding average balance of construction, commercial business, consumer and commercial real estate loans was $334.5 million or 18.0% of average loans receivable, net for the six months ended September 30, 1998 compared to $263.5 million or 14.2% of average loans receivable, net for the comparable period of 1997.

The weighted average yield on MBS was 6.31% for the six months ended September 30, 1998 compared to 6.87% for the comparable period of 1997. The decrease in the weighted average yield on MBS is attributable to an increase

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

in the proportion of the portfolio comprised by balloon and 5/1 ARM securities. For the six months ended September 30, 1998, the amortization of purchase premium's on MBS was $1.8 million or 30 basis points as a percentage of the average portfolio balance compared to $1.1 or 22 basis points for the comparable period of 1997.

The weighted average yield on investment securities was 6.31% for the six months ended September 30, 1998 compared to 6.77% for the comparable period of 1997. The decrease in the yield on investment securities reflects the higher proportion of the portfolio comprised by floating rate CMO's indexed to one-month LIBOR. One-month LIBOR averaged 5.60% for the six months ended September 30, 1998 compared to 5.65% for the comparable period of 1997. For the six months ended September 30, 1998, the amortization of purchase premiums on investment securities was $367,000 or 13 basis points as a percentage of the average portfolio balance compared to $39,000 or 3 basis points for the comparable period of 1997.

Interest Expense
----------------

Interest expense was $65.9 million for the six months ended September 30, 1998 compared to $58.0 million for the comparable period of 1997. The increase in interest expense was attributable to a $361.2 million increase in the average balance of interest-bearing liabilities from $2.31 billion for the six months ended September 30, 1997 to $2.67 billion for the comparable period of 1998. The weighted average cost of interest-bearing liabilities decreased from 5.02% for the six months ended September 30, 1997 to 4.92% for the comparable period of 1998.

The increase in average interest-bearing liabilities was due principally to a $330.5 million increase in the average balance of FHLB advances and other borrowings from $585.5 million for the six months ended September 30, 1997 to $916.0 million for the comparable period of 1998 in connection with the Company's strategy of utilizing both wholesale and retail sources of funding to achieve its strategic growth objectives. The average balance of deposits was $1.75 billion for the six months ended September 30, 1998 compared to $1.72 billion for the comparable period of 1997. The weighted average cost of deposits decreased from 4.72% for the six months ended September 30, 1997 to 4.53% for the comparable period of 1998 reflecting a decrease in the general level of interest rates and, more importantly, an increase in the proportion of total deposits comprised by core deposits (passbook, money market savings, and NOW accounts). For the six months ended September 30, 1998, the average balance of core deposits was $575.3 million or 32.9% of average total deposits compared to $496.6 million or 28.9% of average total deposits for the comparable period of 1997. The weighted average cost of FHLB advances and other borrowings decreased from 5.90% for the six months ended September 30, 1997 to 5.68% for the comparable period of 1998 reflecting a decrease in the general level of interest rates coupled with increased use of "putable" borrowings from the FHLB.

Provision for Loan Losses
-------------------------

Provision for loan losses was $2.0 million for the six months ended September 30, 1998 compared to $4.5 million for the comparable period of 1997. See "Comparison of Financial Condition at September 30, 1998 and March 31, 1998."


Non-Interest Income
-------------------

Non-interest income was $6.9 million for the six months ended September 30, 1998 compared to $6.4 million for the comparable period of 1997. Excluding the $359,000 trading portfolio loss and $189,000 servicing asset writedown, non-interest income would have been $7.5 million (annualized 0.86% of average deposits) compared to $6.4 million (annualized 0.74% of average deposits) for the comparable period of 1997. Deposits and related fees

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

were $5.3 million for the six months ended September 30, 1998 compared to $4.9 million for the comparable period of 1997 reflecting growth in core deposits coupled with increased fee collection efforts. Trust fees were $928,000 for the six months ended September 30, 1998 compared to $842,000 for the comparable period of 1997. Assets under management or custody by the Bank's trust department were $220.9 million at September 30, 1998 compared to $236.3 million at September 30, 1997. The $299,000 gain on sales of assets, net for the six months ended September 30, 1998 is net of a $153,000 loss applicable to the sale of $13.2 million of MBS and investment securities liquidated to provide funds utilized by the Company to repurchase its common stock.

Non-Interest Expense
--------------------

General and administrative expense was $26.9 million or 1.82% of average assets for the six months ended September 30, 1998 compared to $25.4 million or 1.95% of average assets for the comparable period of 1997. Compensation and benefits expense was $13.8 million for the six months ended September 30, 1998 compared to $13.2 million for the comparable period of 1997. Included in compensation and benefits expense for the six months ended September 30, 1998 and 1997, respectively are non-cash charges of $2.4 million and $2.2 million associated with the Bank's ESOP and 1996 Incentive Plan. The increase in marketing and professional services expense from $1.4 million for the six months ended September 30, 1997 to $2.1 million for the comparable period of 1998, is due principally to the expenses associated with the Bank's "branding" activities. Other non-interest expense for the six months ended September 30, 1998 includes approximately $827,000 associated with the preparation for the Y2K compared to $66,000 for the comparable period of 1997.

Real estate operations, net reflects income of $36,000 for the six months ended September 30, 1998 compared to a loss of $533,000 for the comparable period of 1997. The results for the six months ended September 30, 1998 reflect the improved real estate market conditions in the Bank's geographic area. The results for the six months ended September 30, 1997 include a writedown of $325,000 on a single-family residential development project.

Income Taxes
------------

Income taxes were was $6.2 million for the six months ended September 30, 1998 compared to $5.3 million for the comparable period of 1997 principally attributable to an increase in earnings before income taxes from $12.3 million for the six months ended September 30, 1997 to $14.3 million for the comparable period of 1998.

Comparison of Financial Condition at September 30, 1998 and March 31, 1998
--------------------------------------------------------------------------

Total assets increased $232.2 million or 8.26% from $2.81 billion at March 31, 1998 to $3.04 billion at September 30, 1998 due to growth in loans receivable, and MBS. Loans receivable, net increased $92.9 million from $1.83 billion at March 31, 1998 to $1.92 billion at September 30, 1998. MBS increased $173.3 million from $483.0 million at March 31, 1998 to $656.3 million at September 30, 1998.

Loan originations for the six months ended June 30, 1998 were $420.7 million, compared to $253.0 million for the comparable period of 1997. For the six months ended September 30, 1998 the weighted average initial contract rate on total loan originations (excluding the positive impact of loan fee amortization recorded as an adjustment to yield) was 8.86% compared to 8.46% for the comparable period of 1997. Loan principal payoffs and paydowns increased significantly from $182.1 million for the six months ended September 30, 1997 to $406.2 million for the comparable period of 1998. Non-accrual loans declined from $17.2 million or 0.88% of gross loans at March 31, 1998 to $15.0 million or 0.73% of gross loans at September 30, 1998. Non-performing assets, which includes foreclosed real estate, net of specific allowances, decreased from $24.8 million or 0.88% of total assets at March 31, 1998 to $20.5

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

million or 0.68% of total assets at September 30, 1998. Troubled-debt restructured loans were $10.5 million at September 30, 1998 compared to $12.5 million at March 31, 1998.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At September 30, 1998, the Bank's allowance for loan losses was $25.8 million or 1.24% of gross loans and 171.43% of non-accrual loans compared to $26.0 million or 1.33% of gross loans and 151.27% of non-accrual loans at March 31, 1998. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. The following table sets forth activity in the Bank's allowance for loan losses for the six months ended September 30, 1998.

               Balance at March 31, 1998                    $      26,002
               Provision for loan losses                            2,020
               Charge-offs, net                                    (2,269)
               -----------------------------------------------------------
               Balance at September 30, 1998                       25,753
               ===========================================================

Total liabilities increased $255.5 million or 10.0% from $2.56 billion at March 31, 1998 to $2.81 billion at September 30, 1998. Deposits increased $38.7 million from $1.74 billion at March 31, 1998 to $1.78 billion at September 30, 1998. FHLB advances and other borrowings increased $213.1 million from $785.9 million at March 31, 1998 to $999.0 million at September 30, 1998.

Total stockholders' equity was $230.9 million at September 30, 1998 compared to $254.3 million at March 31, 1998. The $23.4 million decrease in total stockholders' equity is comprised principally of a $16.0 million decrease in additional paid-in-capital, a $7.3 million decrease in retained earnings, substantially restricted, a $1.9 million decrease in unrealized gains on securities available for sale, net partially offset by a $1.9 million decrease in unearned stock-based compensation and a $17,000 increase in treasury stock. During the three months ended September 30, 1998, the Company completed its fifth 5% stock repurchase program under which 810,737 shares of its common stock were repurchased at a weighted average price of $17.75 per share. The Company also repurchased 853,407 shares of common stock during the three months ended June 30, 1998 at a weighted average price of $20.75 per share bringing the total number of shares repurchased during the six months ended September 30, 1998 to 1,664,144 at a weighted average price of $19.29 per share. The $16.0 million decrease in additional paid-in-capital was attributable principally to the removal of the original amount of additional paid-in-capital recorded upon the March 1996 initial issuance of the shares repurchased ($9.99 per share, net of the $.01 per share credited to common stock). The $7.3 million decrease in retained earnings, substantially restricted reflects the $15.5 million difference between the $10.00 per share original issuance price of the 1,664,144 shares repurchased and the $19.29 per share weighted average price paid to repurchase the shares, partially offset by the $8.2 million of net earnings for the six months ended September 30, 1998. The $1.9 million decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP ($794,000) and 1996 Incentive Plan ($1.1 million).

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans, MBS and other investment securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank is subject to a minimum regulatory liquidity requirement. The Bank has maintained the required minimum level of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratio was 4.55% for the six months ended September 30, 1998.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $67.1 million and $34.5 million for the six months ended September 30, 1998 and 1997 respectively.

Net cash provided by (used in) investing activities consists primarily of disbursements for loan originations and purchases of MBS and other investment securities, offset by principal collections on loans, proceeds from maturation of investments and paydowns on MBS. Principal payments on loans were $406.2 million and $182.1 million for the six months ended September 30, 1998 and 1997, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $559.8 million and $242.0 million for the six months ended September 30, 1998 and 1997, respectively. Disbursements for purchases of MBS and other investment securities were $390.3 million and $102.8 million for the six months ended September 30, 1998 and 1997, respectively. Proceeds from the maturation of investment securities and paydowns of MBS were $195.6 million and $82.0 million for the six months ended September 30, 1998 and 1997, respectively. Net cash provided by (used in) financing activities consists primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $38.7 million and $2.8 million for the six months ended September 30, 1998 and 1997, respectively. The net increases in FHLB advances and other borrowings were $213.1 million and $70.9 million for the six months ended September 30, 1998 and 1997, respectively.

At September 30, 1998, on a consolidated basis, the Company had total capital of $230.9 million or 7.59% of total assets. At September 30, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $189.7 million, or 6.31% of adjusted total assets, which is above the required level of $45.1 million, or 1.5%; core capital of $189.7 million, or 6.31% of adjusted total assets, which is above the required level of $90.1 million, or 3%, and total risk based capital of $210.2 million or 12.47% of risk weighted assets, which is above the required level of $134.8 million or 8%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulations.

The Company's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1998, cash and cash equivalents totaled $44.6 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances and other collateralized borrowings including reverse repurchase agreements. At September 30, 1998, the Company had $949.0 million in FHLB advances and $50.0 million in reverse repurchase agreements outstanding. Other sources of liquidity include MBS and other investment securities available-for-sale.

At September 30, 1998, the Bank had outstanding commitments to originate mortgage loans of $15.8 million and no outstanding commitments to purchase MBS or other investment securities. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, which are scheduled to mature in less than one year from September 30, 1998 totaled $1.0 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

Year 2000
---------

Risks of the Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to represent the calendar year (e.g. "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results or system failures commencing January 1, 2000, when dates present a lower two digit year number than dates in the prior century. Such occurrences may have a material adverse effect on the Company's financial condition, results of operation, business or business prospects, as the Company, like most financial organizations, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of management and the board of directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams and the Office of Thrift Supervision has authority to bring enforcement actions against any institution under its supervision which it believes is not properly addressing Year 2000 issues.

State of Readiness

The Company has established a five-phase process to address the Year 2000 issue. In addition, the Company's Board of Directors oversees the Year 2000 compliance project's progress through monthly status reports provided by the Year 2000 Project Office.

Phase one of the project consisted of developing a Company-wide awareness of the Year 2000 issue and included establishment of a Year 2000 Project Office for the Company. As part of the second phase, which is now completed, the Company completed an inventory of all data systems to determine which are most critical to support customer transaction processing and provide customer services. This inventory not only included in-house systems, but those provided by third party vendors as well. Project plans were developed which place priority emphasis on those systems requiring change and classified mission critical. Third party vendors were contacted during this phase to determine their processes and timelines for correcting any Year 2000 compliance issues. The Company has in place a process to monitor the progress of mission critical third party vendors toward making required Year 2000 corrections. In addition, significant real estate and commercial loan borrowers of the Company were also contacted to determine the extent of their preparations for Year 2000 and any potential impact Year 2000 may have on their businesses and ability to repay loan obligations to the Company.

Phase three of the process consists of making appropriate Year 2000 programming changes to the Company's in-house and vendor-provided core processing systems, as well as replacement of other vendor-provided PC-based systems. Phase four consists of acceptance testing and sign-off of both the Company's in-house and vendor-provided systems. The fifth and final phase of the Year 2000 compliance project includes installation of the system modifications. The Company has completed renovation, validation and installation of one of the two major applications on its internally maintained mid-range computer, and is on schedule to complete replacement of the other major application by the beginning of first quarter 1999. The Company's core processing systems vendors have installed most of the Year 2000 compliant code for mission critical functions, with additional validation testing scheduled to be substantially completed by June 30, 1999. The timing of Year 2000 acceptance testing and installation of all third party vendor changes is dependent upon when such systems become available to the Company.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

In addition to the computer systems utilized by the Company, the Company has also inventoried other essential services that may be impacted by Year 2000 issues, such as telecommunications and utilities. The Company is monitoring such essential service providers to determine their progress and how they are addressing Year 2000 issues. To date, no information exists to suggest such essential services will not be Year 2000 compliant.


Costs to Address the Year 2000 Issue

Currently the Company estimates that Year 2000 project costs will approximate $2.5 million. This cost is in addition to existing personnel who may participate in the project. Included in the estimate are costs for hardware and software renovation or replacement, as well as existing staff who are specifically devoted to the project. Approximately 55% of the cost represents expenditures to replace certain older hardware and software which the Company might otherwise have replaced during the period, notwithstanding the Year 2000 issue, the costs of which will be depreciated over its anticipated useful life. Of the estimated total cost, approximately $1.3 million has been incurred on the project year-to-date. The table below summarizes by year the estimated amount and anticipated timing of the planned Year 2000 expenditures.

                                                                     Fiscal Year
          ---------------------------------------------------------------------------------------------------------
          (In Millions)                                  1998            1999           2000            Total
          ---------------------------------------------------------------------------------------------------------
          Capital                                            $   -          $  1.2        $     -           $  1.4
          Operating                                             .4              .8             .1              1.1
          ---------------------------------------------------------------------------------------------------------
          Estimated Year 2000 expenditures                   $  .4          $  2.0          $ 0.1           $  2.5
          =========================================================================================================

As the Company progresses in addressing the Year 2000 compliance project and additional information becomes available, estimates of costs could change. At this time, no significant data system projects have been delayed as a result of the Company's Year 2000 compliance effort.

Contingency Plans

The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. In addition to Year 2000 compliance system modification plans, the Company has also developed contingency plans for systems classified as mission critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions, nor that the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition, results of operation, business or business prospects.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
------------------------------------------------------------------

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's fiscal 1998 Form 10-K, as there has been no significant changes in these disclosures during the six months ended September 30, 1998.

                          PART II - OTHER INFORMATION

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

Item 4.  Submission of Matter to a Vote of Security Holders.

         None

Item 5.  Other Information.

None
Item 6.  Exhibits and Reports on Form 8-k.

(a)             Exhibit 3(I) - Certificate of Incorporation of PFF Bancorp,
                Inc. *

Exhibit 3(ii) - Bylaws of PFF Bancorp, Inc. *

Exhibit 27.0  - Financial Data Schedule (filed herewith)

(b)             Reports on form 8-K

None

-------------------------
*Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on December 8, 1995, SEC Registration Number 33-94860.

                       PFF BANCORP, INC. AND SUBSIDIARY

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.



DATED: November 16, 1998                BY: /s/ LARRY M. RINEHART
                                           -------------------------
                                           Larry M. Rinehart
                                           President, Chief Executive Officer
                                           and Director


DATED: November 16, 1998                BY: /s/ GREGORY C. TALBOTT
                                           -------------------------
                                           Gregory C. Talbott
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer