Form 10-Q
period 1998-12-31
PFF BANCORP INC
filed 1999-02-16
CIK 1004969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549



                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended December 31, 1998

                                      or


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X    No_____.
      -----

     The registrant had 15,442,850 shares of common stock, par value $.01 per share, outstanding as of February 5, 1999.

                      PFF BANCORP, INC. AND SUBSIDIARIES
                                   Form 10-Q
                                     Index

                                                                          PAGE
                                                                          ----
PART I      FINANCIAL INFORMATION (Unaudited)

  Item 1    Financial Statements

            Consolidated Balance Sheets as of
            December 31, 1998 and March 31, 1998                           1

            Consolidated Statements of Earnings for the
            three months and nine months ended
            December 31, 1998 and 1997                                     2

            Consolidated Statements of Comprehensive Earnings
            for the three months and nine months ended
            December 31, 1998 and 1997                                     3

            Consolidated Statement of Stockholders' Equity
            for the nine months ended December 31, 1998                    4

            Consolidated Statements of Cash Flows for the
            nine months ended December 31, 1998 and 1997                   5

            Notes to Unaudited Consolidated Financial Statements           7

  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11

  Item 3    Qualitative and Quantitative disclosures about
            Market Risk                                                   27

PART II     OTHER INFORMATION

  Item 1    Legal Proceedings                                             28

  Item 2    Changes in Securities                                         28

  Item 3    Defaults Upon Senior Securities                               28

  Item 4    Submission of Matters to a Vote of Security Holders           28

  Item 5    Other Information                                             28

  Item 6    Reports on Form 8-K                                           28

SIGNATURES

                   PART 1  FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                            December 31,          March 31,
                                                                                1998                 1998
-----------------------------------------------------------------------------------------------------------
                                Assets

Cash and cash equivalents                                                      $42,855              $46,021
Loans held for sale                                                              4,071                  701
Investment securities held-to-maturity (estimated fair value
 of $722 at December 31, 1998 and $725 at March 31, 1998)                          710                  714
Investment securities available-for-sale, at fair value                        245,144              316,410
Mortgage-backed securities held-to-maturity (estimated fair value
 of $712 at December 31, 1998 and $1,375 at March, 31, 1998)                       718                1,373
Mortgage-backed securities available-for-sale, at fair value                   590,932              481,620
Trading securities, at fair value                                                3,938                    -
Investment in real estate                                                        5,934                  731
Loans receivable, net                                                        1,942,241            1,827,614
Federal Home Loan Bank (FHLB) stock, at cost                                    49,644               39,504
Accrued interest receivable                                                     17,217               17,320
Real estate acquired through foreclosure, net                                    4,429                7,595
Property and equipment, net                                                     24,529               25,567
Prepaid expenses and other assets                                               24,983               47,214
-----------------------------------------------------------------------------------------------------------
      Total assets                                                          $2,957,345           $2,812,384
===========================================================================================================

                 Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                   $1,815,059           $1,740,824
 FHLB advances and other borrowings                                            872,000              785,886
 Accrued expenses and other liabilities                                         34,373               31,396
-----------------------------------------------------------------------------------------------------------
      Total liabilities                                                      2,721,432            2,558,106
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                        -                    -
Stockholders' equity:
 Preferred stock, $.01 par value.  Authorized 2,000,000
  shares; none issued                                                                -                    -
 Common stock, $.01 par value.  Authorized 59,000,000
  shares; issued 19,940,843; outstanding 15,442,376 at
  December 31, 1998, and 17,067,099 at March 31, 1998                              199                  199
 Additional paid-in capital                                                    150,495              165,912
 Retained earnings, substantially restricted                                   104,547              106,617
 Unearned stock-based compensation                                             (18,224)             (20,895)
 Treasury stock (4,498,467 at December 31, 1998 and 2,834,323
  at March 31, 1998)                                                               (45)                 (28)
 Accumulated other comprehensive income unrealized
  gains(losses) on securities available-for-sale                                (1,059)               2,473
-----------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                               235,913              254,278
-----------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                            $2,957,345           $2,812,384
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

                        PFF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                        For the Three Months Ended         For the Nine Months Ended
                                                               December 31,                       December 31,
                                                 ----------------------------------------------------------------------
                                                         1998              1997              1998              1997
-----------------------------------------------------------------------------------------------------------------------
Interest income:
  Mortgage loans                                     $    35,476      $    34,924       $   103,118      $   104,756
  Non-mortgage loans                                       2,527            1,164             6,228            2,995
  Mortgage-backed securities                               9,590            7,883            28,942           24,700
  Investment securities and deposits                       5,628            3,936            17,076            9,741
-----------------------------------------------------------------------------------------------------------------------
      Total interest income                               53,221           47,907           155,364          142,192
-----------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                    20,351           20,061            60,105           60,723
  Interest on borrowings                                  13,294            9,299            39,426           26,678
-----------------------------------------------------------------------------------------------------------------------
      Total interest expense                              33,645           29,360            99,531           87,401
-----------------------------------------------------------------------------------------------------------------------
      Net interest income                                 19,576           18,547            55,833           54,791
Provision for loan losses                                  1,000            1,300             3,020            5,799
-----------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for
       loan losses                                        18,576           17,247            52,813           48,992
-----------------------------------------------------------------------------------------------------------------------
Non-interest income:
  Deposit and related fees                                 2,127            2,073             6,454            6,276
  Loan and servicing fees                                    769              676             2,119            1,860
  Trust fees                                                 487              462             1,415            1,304
  Gain on sales of assets, net                               197            1,050               496            1,207
  Gain on trading securities, net                            617                -               258                -
  Profit on real estate investment                            21                -               122                -
  Other non-interest income                                  160               22               456               69
-----------------------------------------------------------------------------------------------------------------------
      Total non-interest income                            4,378            4,283            11,320           10,716
-----------------------------------------------------------------------------------------------------------------------
Non-interest expense:
General and administrative:
    Compensation and benefits                              6,955            6,802            20,755           19,984
    Occupancy and equipment                                3,087            3,052             8,983            8,743
    Marketing and professional services                    1,491              996             3,543            2,437
    Other non-interest expense                             2,445            2,395             7,589            7,435
-----------------------------------------------------------------------------------------------------------------------
      Total general and administrative                    13,978           13,245            40,870           38,599
  Foreclosed real estate operations, net                     (90)             (13)             (126)             520
-----------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                          13,888           13,232            40,744           39,119
-----------------------------------------------------------------------------------------------------------------------
      Earnings before income taxes                         9,066            8,298            23,389           20,589
Income taxes                                               3,850            3,546            10,001            8,868
-----------------------------------------------------------------------------------------------------------------------
      Net earnings                                   $     5,216      $     4,752       $    13,388      $    11,721
=======================================================================================================================
Basic earnings per share                             $      0.38      $      0.30       $      0.95      $      0.72
=======================================================================================================================
Weighted average shares outstanding for basic
  earnings per share                                  13,645,040       15,946,157        14,152,139       16,257,008
=======================================================================================================================
Diluted earnings per share                           $      0.37      $      0.28       $      0.90      $      0.69
=======================================================================================================================
Weighted average shares outstanding for diluted
  earnings per share                                  14,139,758       16,813,786        14,850,548       16,958,230
=======================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                             (Dollars in thousands)
                                  (Unaudited)

                                                    For the Three Months Ended         For the Nine Months Ended
                                                           December 31,                      December 31,
-------------------------------------------------------------------------------------------------------------------
                                                    1998                1997           1998                 1997
-------------------------------------------------------------------------------------------------------------------
Net earnings                                        $5,216             $4,752          $13,388             $11,721
-------------------------------------------------------------------------------------------------------------------
Other comprehensive earnings (losses), net
 of income taxes
 Unrealized gains (losses) on securities
  available-for-sale:
  U.S. Treasury and agency securities and other
   investment securities available-for-sale, at
   fair value                                         (404)               582           (2,906)                983
  Reclassification of realized (gains)losses
   included in earnings                                 46                274               (8)                337
  Mortgage-backed securities available-for-sale,
   at fair value                                    (1,247)            (2,199)            (618)              3,593
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income                          (1,605)            (1,343)          (3,532)              4,913
-------------------------------------------------------------------------------------------------------------------
Comprehensive earnings                             $ 3,611            $ 3,409          $ 9,856             $16,634
===================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                                  Accumulated
                                                                                 Retained                            Other
                                                                     Additional  Earnings,     Unearned             Compre-
                                                    Number of  Common  Paid-in Substantially  Stock-based Treasury  hensive
                                                     Shares    Stock   Capital  Restricted   Compensation   Stock   Income   Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                          17,067,099   $199  $165,912   $106,617      $(20,895)   $(28)  $ 2,473  $254,278

Net earnings                                                -      -         -     13,388             -       -         -    13,388
Purchase of treasury stock                         (1,664,144)     -   (16,624)   (15,458)            -     (17)        -   (32,099)
Change in market value of shares held in deferred
compensation trusts                                         -      -      (148)         -           172       -         -        24

Amortization of shares under stock-based
 compensation plans                                         -      -       839          -         2,499       -         -     3,338

Stock options exercised                                39,421      -       516          -             -       -         -       516
Changes in unrealized gains (losses) on
 securities available for sale, net                         -      -         -          -             -       -    (3,532)   (3,532)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                       15,442,376   $199  $150,495   $104,547      $(18,224)   $(45)  $(1,059) $235,913
===================================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)



                                                                                 Nine Months Ended
                                                                                     December 31,
-------------------------------------------------------------------------------------------------------
                                                                                 1998           1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                  $13,388        $11,721
Adjustments to reconcile net earnings to net cash
provided by operating activities:
      Amortization of premiums (discounts) on loans,
        investments and mortgage-backed securities                                3,637            282
      Amortization of deferred loan origination fees                               (893)            69
      Loan fees collected                                                        (1,824)        (2,918)
      Dividends on FHLB stock                                                    (1,908)        (1,276)
      Provisions for losses on:
        Loans                                                                     3,020          5,799
        Real estate                                                                   -           (447)
      Gains on sales of loans, mortgage-backed securities
        available-for-sale, real estate and property and equipment               (1,474)          (648)
      Depreciation and amortization of property and equipment                     2,910          2,782
      Loans originated for sale                                                       -         (3,192)
      Proceeds from sale of loans held-for-sale                                  33,837        166,614
      Amortization of unearned stock-based compensation                           3,338          3,499
      (Increase) decrease in:
        Accrued expenses and other liabilities                                    5,268          7,210
        Accrued interest receivable                                               2,278          1,794
        Prepaid expenses and other assets                                        22,231          4,328
-------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                              83,808        195,617
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Loans originated for investment                                              (673,864)      (359,794)
  Increase (decrease) in construction loans in process                           30,049        (49,368)
  Purchases of loans held for investment                                       (139,086)      (152,958)
  Principal payments on loans                                                   621,480        332,996
  Principal payments on mortgage-backed securities
    held-to-maturity                                                                644          1,371
  Principal payments on mortgage-backed securities
    available-for-sale                                                          205,222         93,765
  Purchases of investment securities available-for-sale                         (90,111)      (191,539)
  Purchases of FHLB stock                                                        (8,232)        (6,864)
  Purchases of mortgage-backed securities available-
    for-sale                                                                   (317,988)      (133,550)
  Proceeds from maturities of investment securities
    held-to-maturity                                                                  -         15,481
  Proceeds from maturities of investment securities
    available-for-sale                                                          113,256         15,563

                                                                            (Continued)

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                December 31,
-----------------------------------------------------------------------------------------------------
                                                                           1998               1997
-----------------------------------------------------------------------------------------------------
  Proceeds from sale of investment securities available-for-sale      $  37,278         $     7,899
  Proceeds from sale of trading securities                                1,500                   -
  Proceeds from sale of mortgage-backed securities
   available-for-sale                                                         -              24,955
  Investment in real estate                                                  19                 533
  Proceeds from sale of real estate                                      11,262               9,396
  Investment in real estate held for investment                          (5,267)                  -
  Purchases of property and equipment                                    (1,906)             (2,632)
  Proceeds from sale of property and equipment                                4                  67
-----------------------------------------------------------------------------------------------------
          Net cash used in investing activities                        (215,740)           (394,679)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from FHLB advances and other borrowings                      794,876           1,058,886
  Repayment of FHLB advances and other borrowings                      (708,762)           (830,800)
  Net change in deposits                                                 74,235              (4,487)
  Proceeds from exercise of stock options                                   516                 669
  Purchase of treasury stock                                            (32,099)            (17,966)
-----------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                     128,766             206,302
-----------------------------------------------------------------------------------------------------
          Net increase in cash and cash equivalents                      (3,166)              7,240
Cash and cash equivalents, beginning of period                           46,021              31,632
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $  42,855          $   38,872
=====================================================================================================
Supplemental information:
  Interest paid, including interest credited                             99,397              85,875
  Cash paid for income taxes                                             10,200               9,435
Non-cash investing and financing activities:
Change in unrealized gain (loss) on securities
  available-for-sale                                                     (6,159)              4,913
Net transfers from loans receivable to loans held for sale               24,331               9,362
Net transfers from available-for-sale securities to
  trading securities                                                      5,419                   -
Net transfers from loans receivable to real estate                        5,733               1,584
=====================================================================================================

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial operations and are in compliance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows. The following information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations is written with the presumption that the interim consolidated financial statements will be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which contains among other things, a description of the business, the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Position and Results of Operations as of March 31, 1998 and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 1999.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements

the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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


                                                                     For the Three Months Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                               1998 (1)                                        1997
                                             ------------------------------------------     ----------------------------------------
                                                 Earnings       Shares       Per-Share        Earnings        Shares       Per-Share
                                                (Numerator)   (Denominator)    Amount        (Numerator)   (Denominator)    Amount
                                             ---------------------------------------------------------------------------------------
                                                                     (Dollars in thousands, except per share data)
Net Earnings                                       $5,216                                      $4,752

Basic EPS
Earnings available to common stockholders          $5,216         13,645,040    $0.38          $4,752        15,946,157      $0.30
                                                                                =====                                        =====
Effect of Dilutive Securities
Options and stock awards                               --            494,718                       --           867,629
                                                   -------------------------                   ------------------------
Diluted EPS
Earnings available to common stockholders
 and assumed conversions                           $5,216         14,139,758    $0.37          $4,752        16,813,786      $0.28
                                                   ==================================          ===================================

(1) Options to purchase 43,009 shares of common stock at a weighted average price of $17.13 per share were outstanding during the three month period ending December 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between February 27, 2002 and April 22, 2003, were still outstanding at December 31, 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements

                                                                       For the Nine Months Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                                1998 (1)                                    1997
                                             ------------------------------------------  -------------------------------------------
                                                 Earnings       Shares       Per-Share     Earnings        Shares       Per-Share
                                                (Numerator)  (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                                             ---------------------------------------------------------------------------------------
                                                                     (Dollars in thousands, except per share data)
Net Earnings                                      $13,388                                   $11,721
Basic EPS
Earnings available to common stockholders         $13,388     14,152,139       $0.95        $11,721      16,257,008      $0.72
                                                                             ========                                  ========
Effect of Dilutive Securities
Options and stock awards                                -        698,409                          -         701,222
                                             ----------------------------                ---------------------------
Diluted EPS
Earnings available to common stockholders
  and assumed conversions                         $13,388     14,850,548       $0.90        $11,721      16,958,230      $0.69
                                             ========================================    ======================================


(1) Options to purchase 10,108 shares of common stock at a weighted average price of $20.12 per share were outstanding during the nine month period ending December 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between October 22, 2002 and April 22, 2003, were still outstanding at December 31, 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY

Item 2: Management's Discussion and Analysis of Financial Condition and Operations

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended December 31, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees, which are considered adjustments to yields.

                                                           Three Months Ended December 31,
                                        -------------------------------------------------------------------
                                                         1998                               1997
                                        ----------------------------------------------------------------------
                                                                      Average                                Average
                                            Average                    Yield/      Average                    Yield/
                                            Balance      Interest       Cost       Balance      Interest       Cost
                                        ------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Assets:
 Interest-earning assets:
  Interest-earning deposits and
   short-term investments                  $   50,385    $   596         4.69%     $   31,492    $   369        4.65%
  Investment securities, net (1)(2)           277,017      4,302         6.21         181,082      3,076        6.74
  Loans receivable, net (3)(4)              1,912,575     38,003         7.95       1,850,375     36,088        7.80
  Mortgage-backed securities, net (1)         613,758      9,590         6.25         466,051      7,883        6.77
  FHLB stock                                   49,435        730         5.86          29,571        491        6.59
                                           ---------------------                   ---------------------
      Total interest-earning assets         2,903,170     53,221         7.33       2,558,571     47,907        7.49
                                                         -------                                 -------
  Non-interest-earning assets                 116,946                                  93,043
                                           ----------                              ----------
      Total assets                         $3,020,116                              $2,651,614
                                           ==========                              ==========

Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
  Passbook accounts                        $  144,940        837         2.29      $  199,369      1,002        1.99
  Money market savings accounts               300,929      3,766         4.97         159,074      2,083        5.20
  NOW and other demand deposit accounts       189,668        324         0.68         162,857        309        0.75
  Certificate accounts                      1,159,800     15,424         5.28       1,191,812     16,667        5.55
                                           ---------------------                   ---------------------
      Total deposits                        1,795,337     20,351         4.50       1,713,112     20,061        4.65
  FHLB advances and other borrowings          946,500     13,228         5.54         628,015      9,249        5.84
  Other                                         3,544         66         7.39           3,785         50        5.24
                                           ---------------------                   ---------------------
      Total interest-bearing liabilities    2,745,381     33,645         4.86       2,344,912     29,360        4.97
                                                         -------                                 -------
  Non-interest-bearing liabilities             41,109                                  41,596
                                           ----------                              ----------
      Total liabilities                     2,786,490                               2,386,508
 Stockholders' Equity                         233,626                                 265,106
                                           ----------                              ----------
      Total liabilities and
       stockholders' equity                $3,020,116                              $2,651,614
                                           ==========                              ==========
Net interest income                                      $19,576                                 $18,547
                                                         =======                                 =======
Net interest spread (5)                                                  2.47                                   2.52
Effective interest spread (6)                                            2.70                                   2.90
Ratio of interest-earning assets to
 interest-bearing liabilities                  105.75%                                 109.11%

                       PFF BANCORP, INC. AND SUBSIDIARY
   Item 2: Management's Discussion and Analysis of Financial Condition and
                                  Operations
                                 (Continued)


___________________

(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Average yield for 1998 was calculated using a 30/360 basis to reflect the predominant composition of the portfolio, whereas in 1997 actual days/365 was used because of the composition of the portfolio at that time.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for the three months ended December 31, 1998 and 1997 are loans held for sale of $803,000 and $81.5 million, respectively. Interest income recognized on loans held for sale during these periods was $14,000 and $1.4 million, respectively, resulting in average yields of 6.74% and 7.10%, respectively.
(5) Net interest spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6) Effective interest spread represents net interest income divided by average interest-earning assets.

                       PFF BANCORP, INC. AND SUBSIDIARY
   Item 2: Management's Discussion and Analysis of Financial Condition and
                                  Operations
                                 (Continued)

Average Balance Sheets


The following table sets forth certain information relating to the Company for the nine months ended December 31, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees, which are considered adjustments to yields.

                                                                                   Nine Months Ended December 31,
                                                                   -------------------------------------------------------------
                                                                                  1998                        1997
                                                                   -------------------------------------------------------------
                                                                                        Average                        Average
                                                                       Average           Yield/   Average              Yield/
                                                                       Balance  Interest  Cost    Balance   Interest    Cost
                                                                   -------------------------------------------------------------
                                                                                     (Dollars in thousands)
Assets:
 Interest-earning assets:
  Interest-earning deposits and short-term investments               $   39,700 $  1,460   4.88% $   27,321  $  1,159   5.63%
  Investment securities, net (1)(2)                                     294,376   13,549   6.14     145,247     7,271   6.64
  Loans receivable, net (3)(4)                                        1,873,749  109,346   7.78   1,857,624   107,751   7.73
  Mortgage-backed securities, net (1)                                   613,807   28,942   6.29     481,728    24,700   6.84
  FHLB stock                                                             46,991    2,067   5.84      28,411     1,311   6.12
                                                                     -------------------         --------------------
    Total interest-earning assets                                     2,868,623  155,364   7.22   2,540,331   142,192   7.46
                                                                                --------                     --------
  Non-interest-earning assets                                           105,707                      82,386
                                                                     ----------                  ----------
    Total assets                                                     $2,974,330                  $2,622,717
                                                                     ==========                  ==========
Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
  Passbook accounts                                                  $  148,901    2,599   2.32  $  183,718     3,302   2.39
  Money market savings accounts                                         264,440    8,960   4.50     166,055     5,710   4.56
  NOW and other demand deposit accounts                                 184,818      966   0.69     155,054       910   0.78
  Certificate accounts                                                1,167,586   47,580   5.41   1,212,485    50,801   5.56
                                                                     -------------------         --------------------
    Total deposits                                                    1,765,745   60,105   4.52   1,717,312    60,723   4.69
  FHLB advances and other borrowings                                    926,178   39,329   5.64     599,661    26,595   5.89
  Other                                                                   3,021       97   4.26       2,913        83   3.78
                                                                     -------------------         --------------------
    Total interest-bearing liabilities                                2,694,944   99,531   4.90   2,319,886    87,401   5.00
                                                                                --------                     --------
  Non-interest-bearing liabilities                                       39,660                      36,007
                                                                     ----------                  ----------
    Total liabilities                                                 2,734,604                   2,355,893
 Stockholders' Equity                                                   239,726                     266,824
                                                                     ----------                  ----------
    Total liabilities and stockholders' equity                       $2,974,330                  $2,622,717
                                                                     ==========                  ==========
Net interest income                                                             $ 55,833                     $ 54,791
                                                                                ========                     ========
Net interest spread (5)                                                                    2.32                         2.46
Effective interest spread (6)                                                              2.60                         2.88
Ratio of interest-earning assets to interest-bearing liabilities        106.44%                     109.50%

                       PFF BANCORP, INC. AND SUBSIDIARY
   Item 2: Management's Discussion and Analysis of Financial Condition and
                                  Operations
                                 (Continued)

_______________

(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Average yield for 1998 was calculated using a 30/360 basis to reflect the predominant composition of the portfolio, whereas in 1997 actual days/365 was used because of the composition of the portfolio at that time.
(3) Amount is net of deferred loan origination fees, undisbursed loan funds, unamortized discounts and allowance for loan losses and includes loans held for sale and non-performing loans.
(4) Included in the average balance of loans receivable, net for the nine months ended December 31, 1998 and 1997 are loans held for sale of $959,000 and $33.3 million, respectively. Interest income recognized on loans held for sale during these periods was $49,000 and $3.2 million, respectively, resulting in average yields of 6.86% and 7.23%, respectively.
(5) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6) Effective interest spread represents net interest income divided by average interest-earning assets.

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

                                       Three Months Ended December 31, 1998          Nine Months Ended December 31, 1998
                                                     Compared to                                Compared to
                                        Three Months Ended December 31, 1997          Nine Months Ended December 31, 1997
                                    ------------------------------------------------------------------------------------------
                                                    Increase (Decrease)                          Increase (Decrease)
                                                          Due to                                       Due to
                                    ------------------------------------------------------------------------------------------
                                                              Rate/                                       Rate/
                                        Volume      Rate      Volume      Net        Volume       Rate      Volume       Net
------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Interest-earning assets:
  Interest-earning deposits and
   short-term investments               $  221     $     4   $   2     $  227      $   525      $  (154)   $   (70)    $   301
  Investment securities, net (1)         1,616        (239)   (151)     1,226        7,431         (553)      (600)      6,278
  Loans receivable, net (1) (2)          1,213         679      23      1,915          935          654          6       1,595
  Mortgage-backed securities, net (1)    2,498        (601)   (190)     1,707        6,772       (1,986)      (544)      4,242
  FHLB stock                               330         (54)    (37)       239          857          (61)       (40)        756
------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets        5,878        (211)   (353)     5,314       16,520       (2,100)    (1,248)     13,172
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Passbook accounts                       (274)        149     (40)      (165)        (626)         (95)        18        (703)
  Money market savings accounts          1,858         (92)    (83)     1,683        3,383          (84)       (49)      3,250
  NOW and other demand deposit accounts     51         (31)     (5)        15          175         (100)       (19)         56
  Certificate accounts                    (448)       (817)     22     (1,243)      (1,881)      (1,391)        51      (3,221)
  FHLB advances and other borrowings     4,690        (472)   (239)     3,979       14,481       (1,131)      (616)     12,734
  Other                                     (3)         20      (1)        16            3           11         --          14
------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   5,874      (1,243)   (346)     4,285       15,535       (2,790)      (615)     12,130
------------------------------------------------------------------------------------------------------------------------------
    Change in net interest income       $    4     $ 1,032   $  (7)    $1,029      $   985      $   690      $(633)    $ 1,042
==============================================================================================================================

_________________________

(1) Includes assets available-for-sale.

(2) Included in the increases/(decreases) in interest income on loans receivable, net for the three and nine months ended December 31, 1998 compared to 1997 are increases/(decreases) in interest income on loans held for sale attributable to volume and rate of ($5.7 million) and $293,000, and $1.3 million and $57,000, respectively.

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

Comparison of Operating Results for the Three Months Ended December 31, 1998 and
--------------------------------------------------------------------------------
1997
----


General
-------

The Company recorded net earnings of $5.2 million or $0.37 per diluted share for the three months ended December 31, 1998 compared to net earnings of $4.8 million or $0.28 per diluted share for the comparable period of 1997. Excluding trading portfolio and real estate investment activity, the Company's core earnings improved to $4.9 million or $0.34 per diluted share for the quarter ended December 31, 1998 compared to $4.8 million or $0.30 per diluted share for the quarter ended December 31, 1997 (which included a $407,000 or $0.03 per diluted share after tax non-core gain on sale of loans). The increase in earnings per diluted share reflects the Company's consistent use of stock repurchase programs as a capital management tool.

Net interest income was $19.6 million for the three months ended December 31, 1998 compared to $18.5 million for the comparable period of 1997. The increase in net interest income resulted from growth in average interest-earning assets. Net interest spread was 2.47% for the three months ended December 31, 1998 compared to 2.52% for the comparable period of 1997. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 105.75% for the three months ended December 31, 1998 compared to 109.11% for the comparable period of 1997 reflecting the Company's stock repurchases and wholesale leverage activity. During the current quarter, the Company began allowing its wholesale leverage (mortgage backed securities [MBS] and other investment securities funded utilizing [FHLB] advances) to decrease through normal amortization on the asset side and maturation and, to a lesser degree, prepayment of borrowings. The reason for this strategy is two-fold. First, the Company's success in originating higher volumes of construction, commercial business, consumer and commercial real estate loans supports a reallocation of asset balances from securities to loans. Second, the de-leveraging is being undertaken in order to create an increased level of capital flexibility for the Company as the three year anniversary of the Company's March 1996 initial public offering approaches at which time OTS stock repurchase restrictions will be lifted.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)

Provision for loan losses was $1.0 million for the three months ended December 31, 1998 compared to $1.3 million for the comparable period of 1997 reflecting continued improvement in asset quality.

Excluding trading, real estate investment and the non-core loan sale activity, non-interest income was $3.7 million for the quarter ended December 31, 1998 compared to $3.6 million for the comparable period of 1997. Total non-interest expense was $13.9 million for the three months ended December 31, 1998 compared to $13.2 million for the comparable period of 1997. The majority of the increase in non-interest expense was attributable to a $495,000 increase in marketing and professional services expense due principally to the costs associated with an extensive image "branding" effort by the Bank, designed to capitalize on its strong community reputation and presence.

Interest Income
---------------

Interest income was $53.2 million for the three months ended December 31, 1998 compared to $47.9 million for the comparable period of 1997. The increase in interest income was attributable to a $344.6 million increase in average interest-earning assets from $2.56 billion for the three months ended December 31, 1997 to $2.90 billion for the comparable period of 1998. The weighted average yield on interest-earning assets decreased from 7.49% for the three months ended December 31, 1997 to 7.33% for the comparable period of 1998. The increase in average interest-earning assets was due principally to increases in the average balances of MBS and investment securities. The average balance of MBS increased $147.7 million from $466.1 million for the three months ended December 31, 1997 to $613.8 million for the comparable period of 1998. The average balance of investment securities increased $95.9 million from $181.1 million for the three months ended December 31, 1997 to $277.0 million for the comparable period of 1998. The average balance of loans receivable, net increased $62.2 million from $1.85 billion for the three months ended December 31, 1997 to $1.91 billion for the comparable period of 1998.

The weighted average yield on loans receivable was 7.95% for the three months ended December 31, 1998 compared to 7.80% for the same period in 1997. The negative impact on weighted average yield on loans receivable from the high level of payoff and refinancing activity has been offset by the positive impact of the Bank's continued emphasis on originating construction, commercial business, consumer and commercial real estate loans, the majority of which provide higher yields than those earned on single-family residential loan products. For the three months ended December 31, 1998, originations of these four loan types aggregated $143.6 million (56.7% of total originations) at a weighted average note rate of 9.74% compared to $106.3 million (68.0% of total originations) at a weighted average note rate of 10.34% for the comparable period of 1997. The aggregate outstanding average balance of construction, commercial business, consumer and commercial real estate loans was $513.5 million or 26.9% of average loans receivable, net for the three months ended December 31, 1998 compared to $429.4 million or 23.2% of average loans receivable, net for the comparable period of 1997.

The weighted average yield on MBS was 6.25% for the three months ended December 31, 1998 compared to 6.93% for the comparable period of 1997. The decrease in the weighted average yield on MBS was due primarily to a shift in the MBS portfolio to a higher percentage of five and seven year balloon and 5/1 ARM securities. 5/1 ARM securities provide a fixed rate of interest for the first five years after which the rate adjusts annually based upon the one-year constant maturity treasury (CMT) index. For the three months ended December 31, 1998, the amortization of purchase premiums on MBS was $838,000 or 14 basis points as a percentage of the average portfolio balance compared to $597,000 or 13 basis points for the comparable period of 1997.

The weighted average yield on investment securities decreased from 6.74% for the three months ended December 31, 1997 to 6.21% for the comparable period of 1998. The decrease in the weighted average yield on investment

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)

securities reflects a higher proportion of the portfolio being comprised by floating rate collateralized mortgage obligations (CMO's). These floating rate CMO's are generally indexed to the one-month London Inter-Bank Offered Rate (LIBOR). One month LIBOR averaged 5.33% for the three months ended December 31, 1998 compared to 5.72% for the comparable period of 1997. For the three months ended December 31, 1998, the amortization of purchase premiums on investment securities was $265,000 or 10 basis points as a percentage of the average portfolio balance compared to $85,000 or 5 basis points for the comparable period of 1997.

At December 31, 1998 the Company's unamortized cost basis of its MBS and investment securities portfolio as a percentage of current face value is 101.0%.

Interest Expense
----------------

Interest expense was $33.6 million for the three months ended December 31, 1998 compared to $29.4 million for the comparable period of 1997. The increase was attributable to a $400.5 million increase in average interest-bearing liabilities from $2.34 billion for the three months ended December 31, 1997 to $2.75 billion for the comparable period of 1998. The weighted average cost of interest-bearing liabilities decreased from 4.97% for the three months ended December 31, 1997 to 4.86% for the comparable period of 1998.

The increase in average interest-bearing liabilities was due principally to a $318.5 million increase in the average balance of FHLB advances and other borrowings from $628.0 million for the three months ended December 31, 1997 to $946.5 million for the comparable period of 1998. The increase in the average balance of FHLB advances and other borrowings was due principally to the Bank's wholesale leverage strategy which, as noted earlier, has since been substantially scaled back. The weighted average cost of FHLB advances and other borrowings decreased from 5.84% for the three months ended December 31, 1997 to 5.54% for the comparable period of 1998 reflecting a decrease in the general level of interest rates and the Bank's increased utilization of putable fixed rate FHLB advances and other borrowings. Under the putable borrowing program, in exchange for a favorable interest rate on the borrowing, the Bank grants to the creditor an option to "put" the borrowing back to the Bank at specified "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable borrowing program, the Bank obtains funds below the cost of non-putable borrowings of comparable final maturity or term to put date(s). In exchange for this favorable funding rate, the Bank is exposed to the risk that the borrowing is put back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a borrowing at a less advantageous cost. The increased use of putable borrowings has allowed the Bank to extend the term to maturity and initial put dates of its funding in connection with increased investment in balloon and 5/1 MBS and loan products. At December 31, 1998 the Bank's putable borrowings totaled $515.0 million compared to $180.0 at December 31, 1997.

The average balance of deposits was $1.80 billion for the three months ended December 31, 1998 compared to $1.71 billion for the comparable period of 1997, an increase of $82.2 million. The average balance of "core deposits" (money market, passbook and NOW and other demand accounts) increased $114.2 million from $521.3 million or 30.4% of average total deposits for the three months ended December 31, 1997 to $635.5 million or 35.4% of average total deposits for the comparable period of 1998. The Bank is continuing to emphasize the building of its core deposit base through its marketing, pricing and business development efforts. The weighted average cost of deposits decreased from 4.65% for the three months ended December 31, 1997 to 4.50% for the comparable period of 1998. The weighted average cost of core deposits increased to 3.08% for the three months ended December 31, 1998 compared to 2.58% for the three months ended December 31, 1997. The increase in the average cost on core deposits is due to a $141.9 million increase in the average balance of money market accounts from $159.1 million for the three months ended December 31, 1997 to $300.9 million for the comparable period of 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)

Provision for Loan Losses
-------------------------

Provision for loan losses was $1.0 million for the three months ended December 31, 1998 compared to $1.3 million for the comparable period of 1997 reflecting the continued improvement in the Bank's asset quality. See "Comparison of Financial Condition at December 31, 1998 and March 31, 1998."

Non-Interest Income
-------------------

Non-interest income was $4.4 million for the three months ended December 31, 1998 compared to $4.3 million for the same period in 1997. Excluding the $617,000 trading portfolio gain and the $21,000 profit on real estate investment, for the three months ended December 31, 1998, and a $701,000 gain on sale of loans for December 31, 1997, non-interest income would have been $3.7 million compared to $3.6 million for the comparable period of 1997. Deposit and related fees were $2.1 million for both the three months ended December 31, 1998 and 1997. Trust fees were $487,000 for the three months ended December 31, 1998 compared to $462,000 for the comparable period of 1997. Assets under management or custody by the Bank's trust department were $214.5 million at December 31, 1998 compared to $232.3 million at December 31, 1997. Loan and servicing fees were $769,000 for the three months ended December 31, 1998 compared to $676,000 for the comparable period of 1997.

Non-Interest Expense
--------------------

General and administrative expense was $14.0 million or annualized, 1.85% of average assets for the three months ended December 31, 1998 compared to $13.2 million or annualized, 2.00% of average assets for the comparable period of 1997. Marketing and professional services expense increased from $996,000 for the three months ended December 31, 1997 to $1.5 million for the comparable period of 1998, due principally to the costs associated with an extensive image "branding" effort by the Bank, designed to capitalize on its strong community presence and reputation in contrast to the current environment in which an increasing number of consumers and businesses are feeling disenfranchised by the significant bank merger activity which has taken place. Included in compensation and benefits expense for the three months ended December 31, 1998 and 1997 respectively are non-cash charges of $946,000 and $1.3 million associated with the Bank's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan. For the three months ended December 31, 1998 and 1997, respectively there was approximately $423,000 and $93,000 of costs associated with the Bank's preparation and modification of its electronic data processing (EDP) and other systems for full functionality in the Year 2000 (Y2K) and thereafter.

Foreclosed real estate operations, net reflects income of $90,000 for the three months ended December 31, 1998 compared to income of $13,000 for the comparable period of 1997. These income levels reflect the improved market conditions in the Bank's geographic area for disposition of real estate acquired through foreclosure.

Income Taxes
------------

Income taxes were $3.9 million for the three months ended December 31, 1998 compared to $3.5 million for the comparable period of 1997. The increase in income taxes was primarily the result of an increase in earnings before income taxes from $8.3 million for the three months ended December 31, 1997 to $9.1 million for the comparable period of 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)


Comparison of Operating Results for the Nine Months Ended December 31, 1998 and
-------------------------------------------------------------------------------
1997
----

General
-------

The Company recorded net earnings of $13.4 million or $0.90 per diluted share for the nine months ended December 31, 1998 compared to net earnings of $11.7 million or $0.69 per diluted share for the comparable period of 1997. Excluding the $258,000 pre-tax gain on the Company's trading portfolio and the $122,000 pre-tax profit on real estate investment, net earnings would have been $13.2 million or $0.89 per diluted share for the nine months ended December 31, 1998.

Net interest income was $55.8 million for the nine months ended December 31, 1998 compared to $54.8 million for the comparable period of 1997. The increase in net interest income resulted from a $328.3 million increase in average interest-earning assets from $2.54 billion for the nine months ended December 31, 1997 to $2.87 billion for the comparable period of 1998. The Company's ratio of average interest-earning assets to average interest-bearing liabilities was 106.44% for the nine months ended December 31, 1998 compared to 109.50 % for the comparable period of 1997. Net interest rate spread was 2.32% for the nine months ended December 31, 1998 compared to 2.46% for the comparable period of 1997.

Provision for loan losses was $3.0 million for the nine months ended December 31,1998 compared to $5.8 million for the comparable period of 1997. See "Comparison of Financial Condition at December 31, 1998 and March 31, 1998.

Total non-interest income was $11.3 million for the nine months ended December 31, 1998 (including the $258,000 gain on trading securities; the $122,000 profit on real estate investment; and net of a $189,000 writedown of servicing assets) compared to $10.7 million for the comparable period of 1997 (including a $701,000 gain on sale of loans for the nine months ended December 31, 1997). Total non-interest expense was $40.7 million for the nine months ended December 31, 1998 compared to $39.1 million for the comparable period of 1997.

Interest Income
---------------

Interest income was $155.4 million for the nine months ended December 31, 1998 compared to $142.2 million for the comparable period of 1997. The increase in interest income was attributable to a $328.3 million increase in average interest-earning assets from $2.54 billion for the nine months ended December 31, 1997 to $2.87 billion for the comparable period of 1998. The increase in average interest-earning assets was attributable to increases in the average balances of MBS and investment securities. The average balances of MBS and investment securities increased $132.1 million and $149.1 million, respectively during the nine months ended December 31, 1998 to $613.8 million and $294.4 million, respectively. The average balance of loans receivable, net was $1.87 billion for the nine months ended December 31, 1998 compared to $1.86 billion for the comparable period of 1997. The decrease in weighted average yield on interest-earning assets from 7.46% for the nine months ended December 31, 1997 compared to 7.22% for the comparable period of 1998 was attributable to an increase in the proportion of total average interest-earning assets comprised by MBS and investment securities from 24.7% for the nine months ended December 31, 1997 to 31.7% for the comparable period of 1998 coupled with decreases in the weighted average yields on such securities as described below.

The weighted average yield on loans receivable, net was 7.78% for the nine months ended December 31, 1998 compared to 7.73% for the comparable period of 1997. The stability in the weighted average yield on loans

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)

receivable during a period of declining interest rates and accelerated prepayments reflects the positive impact on yields of the Bank's continued emphasis on originating construction, commercial business, consumer and commercial real estate loans. For the nine months ended December 31, 1998, originations of these four loan types aggregated $391.3 million (58.1 % of total originations) at a weighted average note rate of 10.00% compared to $223.0 million (55.5% of total originations) at a weighted average note rate of 10.37% for the comparable period of 1997. The aggregate outstanding average balance of construction, commercial business, consumer and commercial real estate loans was $394.2 million or 21.0% of average loans receivable, net for the nine months ended December 31, 1998 compared to $318.8 million or 17.2% of average loans receivable, net for the comparable period of 1997.

The weighted average yield on MBS was 6.29% for the nine months ended December 31, 1998 compared to 6.84% for the comparable period of 1997. The decrease in the weighted average yield on MBS is attributable to an increase in the proportion of the portfolio comprised by balloon and 5/1 ARM securities. For the nine months ended December 31, 1998, the amortization of purchase premium's on MBS was $2.7 million or 44 basis points as a percentage of the average portfolio balance compared to $1.7 million or 35 basis points for the comparable period of 1997.

The weighted average yield on investment securities was 6.14% for the nine months ended December 31, 1998 compared to 6.64% for the comparable period of 1997. The decrease in the yield on investment securities reflects the higher proportion of the portfolio comprised by floating rate CMO's indexed to one-month LIBOR. One-month LIBOR averaged 5.51% for the nine months ended December 31, 1998 compared to 5.67% for the comparable period of 1997. For the nine months ended December 31, 1998, the amortization of purchase premiums on investment securities was $632,000 or 22 basis points as a percentage of the average portfolio balance compared to $124,000 or 9 basis points for the comparable period of 1997.

Interest Expense
----------------

Interest expense was $99.5 million for the nine months ended December 31, 1998 compared to $87.4 million for the comparable period of 1997. The increase in interest expense was attributable to a $375.1 million increase in the average balance of interest-bearing liabilities from $2.32 billion for the nine months ended December 31, 1997 to $2.69 billion for the comparable period of 1998. The weighted average cost of interest-bearing liabilities decreased from 5.00% for the nine months ended December 31, 1997 to 4.90% for the comparable period of 1998.

The increase in average interest-bearing liabilities was due principally to a $326.5 million increase in the average balance of FHLB advances and other borrowings from $600.0 million for the nine months ended December 31, 1997 to $926.2 million for the comparable period of 1998. The average balance of deposits was $1.77 billion for the nine months ended December 31, 1998 compared to $1.72 billion for the comparable period of 1997. The weighted average cost of deposits decreased from 4.69% for the nine months ended December 31, 1997 to 4.52% for the comparable period of 1998 reflecting a decrease in the general level of interest rates and, more importantly, an increase in the proportion of total deposits comprised by core deposits. For the nine months ended December 31, 1998, the average balance of core deposits was $598.2 million or 33.9% of average total deposits compared to $504.8 million or 29.4% of average total deposits for the comparable period of 1997. The weighted average cost of FHLB advances and other borrowings decreased from 5.89% for the nine months ended December 31, 1997 to 5.64% for the comparable period of 1998 reflecting a decrease in the general level of interest rates coupled with increased use of "putable" borrowings.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)

Provision for Loan Losses
-------------------------

Provision for loan losses was $3.0 million for the nine months ended December 31, 1998 compared to $5.8 million for the comparable period of 1997. See "Comparison of Financial Condition at December 31, 1998 and March 31, 1998."

Non-Interest Income
-------------------

Non-interest income was $11.3 million for the nine months ended December 31, 1998 compared to $10.7 million for the comparable period of 1997. Excluding the $258,000 trading portfolio gain, $122,000 profit from real estate investment, and $189,000 servicing asset writedown, for the nine months ended December 31, 1998, and the $701,000 gain on sale of loans for the nine months ended December 31, 1997, non-interest income would have been $11.1 million (annualized 0.84% of average deposits) compared to $10.0 million (annualized 0.78% of average deposits) for the comparable period of 1997. Deposits and related fees were $6.5 million for the nine months ended December 31, 1998 compared to $6.3 million for the comparable period of 1997 reflecting growth in core deposits coupled with increased fee collection efforts. Trust fees were $1.4 million for the nine months ended December 31, 1998 compared to $1.3 million for the comparable period of 1997. The $496,000 gain on sales of assets, net for the nine months ended December 31, 1998 is net of a $153,000 loss applicable to the sale of $13.2 million of MBS and investment securities liquidated to provide funds utilized by the Company to repurchase its common stock.

Non-Interest Expense
--------------------

General and administrative expense was $40.9 million or annualized, 1.83% of average assets for the nine months ended December 31, 1998 compared to $38.6 million or annualized, 1.96% of average assets for the comparable period of
1997.   Compensation and benefits expense was $20.8 million for the nine months ended December 31, 1998 compared to $20.0 million for the comparable period of 1997. Included in compensation and benefits expense for the nine months ended December 31, 1998 and 1997, respectively are non-cash charges of $3.3 million and $3.5 million associated with the Bank's ESOP and 1996 Incentive Plan. The increase in marketing and professional services expense from $2.4 million for the nine months ended December 31, 1997 to $3.5 million for the comparable period of 1998, is due principally to the expenses associated with the Bank's "branding" activities. Other non-interest expense for the nine months ended December 31, 1998 includes approximately $1.7 million associated with the preparation for the Y2K compared to $159,000 for the comparable period of 1997.

Foreclosed real estate operations, net reflects income of $126,000 for the nine months ended December 31, 1998 compared to a loss of $520,000 for the comparable period of 1997. The results for the nine months ended December 31, 1998 reflect the improved real estate market conditions in the Bank's geographic area. The results for the nine months ended December 31, 1997 include a writedown of $325,000 on a single-family residential development project.

Income Taxes
------------

Income taxes were was $10.0 million for the nine months ended December 31, 1998 compared to $8.9 million for the comparable period of 1997 principally attributable to an increase in earnings before income taxes from $20.6 million for the nine months ended December 31, 1997 to $23.4 million for the comparable period of 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)

Comparison of Financial Condition at December 31, 1998 and March 31, 1998
-------------------------------------------------------------------------

Total assets increased $145.0 million or 5.15% from $2.81 billion at March 31, 1998 to $2.96 billion at December 31, 1998 due to growth in loans receivable, and MBS. Loans receivable, net increased $114.6 million from $1.83 billion at March 31, 1998 to $1.94 billion at December 31, 1998. MBS increased $109.3 million from $481.6 million at March 31, 1998 to $590.9 million at December 31, 1998.

Loan originations for the nine months ended December 31, 1998 were $673.9 million, compared to $363.0 million for the comparable period of 1997. For the nine months ended December 31, 1998 the weighted average initial contract rate on total loan originations (excluding the positive impact of loan fee amortization recorded as an adjustment to yield) was 8.70% compared to 8.71% for the comparable period of 1997. Loan principal payoffs and paydowns increased significantly from $333.0 million for the nine months ended December 31, 1997 to $621.4 million for the comparable period of 1998. Non-accrual loans declined from $17.2 million or 0.88% of gross loans at March 31, 1998 to $12.9 million or
 .62% of gross loans at December 31, 1998. Non-performing assets, which includes foreclosed real estate, net of specific allowances, decreased from $24.8 million or 0.88% of total assets at March 31, 1998 to $17.4 million or .59% of total assets at December 31, 1998. Troubled-debt restructured loans were $13.7 million at December 31, 1998 compared to $12.5 million at March 31, 1998.

The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At December 31, 1998, the Bank's allowance for loan losses was $26.1 million or 1.25% of gross loans and 201.82% of non-accrual loans compared to $26.0 million or 1.33% of gross loans and 151.27% of non-accrual loans at March 31, 1998. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three and nine months ended December 31, 1998.

                                       Nine months          Nine months
                                          ended                ended
                                    --------------------------------------
                                    December 31, 1997    December 31, 1998
                                    --------------------------------------
Beginning balance                       $27,721               26,002
Provision for loan losses                 5,799                3,020
Charge-offs, net                         (7,629)              (2,925)
--------------------------------------------------------------------------
Ending balance                          $25,891               26,097
==========================================================================

Total liabilities increased $163.3 million or 6.4% from $2.56 billion at March 31, 1998 to $2.72 billion at December 31, 1998. Deposits increased $74.2 million from $1.74 billion at March 31, 1998 to $1.82 billion at December 31, 1998. FHLB advances and other borrowings increased $86.1 million from $785.9 million at March 31, 1998 to $872.0 million at December 31, 1998.

Total stockholders' equity was $235.9 million at December 31, 1998 compared to $254.3 million at March 31, 1998. The $18.4 million decrease in total stockholders' equity is comprised principally of a $15.4 million decrease in additional paid-in-capital, a $2.1 million decrease in retained earnings, substantially restricted, a $3.5 million decrease in unrealized gains on securities available for sale, net partially offset by a $2.7 million decrease in unearned stock-based compensation and a $17,000 increase in treasury stock. During the three months ended

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)

September 30, 1998, the Company completed its fifth 5% stock repurchase program under which 810,737 shares of its common stock were repurchased at a weighted average price of $17.75 per share. The Company also repurchased 853,407 shares of common stock during the three months ended June 30, 1998 at a weighted average price of $20.75 per share bringing the total number of shares repurchased during the nine months ended December 31, 1998 to 1,664,144 at a weighted average price of $19.29 per share. The $15.4 million decrease in additional paid-in-capital was attributable principally to the removal of the original amount of additional paid-in-capital recorded upon the March 1996 initial issuance of the shares repurchased ($9.99 per share, net of the $.01 per share credited to common stock). The $2.1 million decrease in retained earnings, substantially restricted reflects the $15.5 million difference between the $10.00 per share original issuance price of the 1,664,144 shares repurchased and the $19.29 per share weighted average price paid to repurchase the shares, partially offset by the $13.4 million of net earnings for the nine months ended December 31, 1998. The $2.7 million decrease in unearned stock-based compensation primarily reflects the amortization of shares under the Company's ESOP ($794,000) and 1996 Incentive Plan ($1.1 million).

Liquidity and Capital Resources
--------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans, MBS and other investment securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank is subject to a minimum regulatory liquidity requirement. The Bank has maintained the required minimum level of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratio was 4.85% for the nine months ended December 31, 1998.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $83.8 million and $195.6 million for the nine months ended December 31, 1998 and 1997 respectively.

Net cash provided by (used in) investing activities consists primarily of disbursements for loan originations and purchases of MBS and other investment securities, offset by principal collections on loans, proceeds from maturation of investments and paydowns on MBS. Principal payments on loans were $621.5 million and $333.0 million for the nine months ended December 31, 1998 and 1997, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $813.0 million and $512.8 million for the nine months ended December 31, 1998 and 1997, respectively. Disbursements for purchases of MBS and other investment securities were $408.1 million and $325.1 million for the nine months ended December 31, 1998 and 1997, respectively. Proceeds from the maturation and sale of investment securities and paydowns of MBS were $357.3 million and $118.6 million for the nine months ended December 31, 1998 and 1997, respectively. Net cash provided by (used in) financing activities consists primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net changes in deposits were $74.2 million and ($4.5) million for the nine months ended December 31, 1998 and 1997, respectively. The net increases in FHLB advances and other borrowings were $86.1 million and $228.1 million for the nine months ended December 31, 1998 and 1997, respectively.

At December 31, 1998, on a consolidated basis, the Company had total capital of $235.9 million or 7.98% of total assets. At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $195.4 million, or 6.70% of adjusted total assets, which is above the required level of $43.8 million, or

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)

1.5%; core capital of $195.4 million, or 6.70% of adjusted total assets, which is above the required level of $87.5 million, or 3%, and total risk based capital of $216.3 million or 12.60% of risk weighted assets, which is above the required level of $137.3 million or 8%. The Bank's capital ratios exceed the "well capitalized" standards of 5% for core and tangible and 10% for risk-based, as defined by regulations.

The Company's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and cash equivalents totaled $42.9 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances and other collateralized borrowings including reverse repurchase agreements. At December 31, 1998, the Company had $822.0 million in FHLB advances and $50.0 million in reverse repurchase agreements outstanding. Other sources of liquidity include MBS and other investment securities available-for-sale.

At December 31, 1998, the Bank had outstanding commitments to originate mortgage loans of $17.7 million and no outstanding commitments to purchase MBS or other investment securities. The Bank anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts, which are scheduled to mature in less than one year from December 31, 1998 totaled $1.0 billion.
The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)

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

Phase three of the process consists of making appropriate Year 2000 programming changes to the Company's in-house and vendor-provided core processing systems, as well as replacement of other vendor-provided PC-based systems. Phase four consists of acceptance testing and sign-off of both the Company's in-house and vendor-provided systems. The fifth and final phase of the Year 2000 compliance project includes installation of the system modifications. The Company has completed renovation, validation and installation of one of the two major applications on its internally maintained mid-range computer, and replacement of the other major application is scheduled to be completed in the second calendar quarter of 1999. The Company's core processing systems vendors have installed most of the Year 2000 compliant code for mission critical functions, with additional validation testing scheduled to be substantially completed by June
30, 1999.   The timing of Year 2000 acceptance testing and installation of all third party vendor changes is dependent upon when such systems become available to the Company.

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


Costs to Address the Year 2000 Issue

Currently the Company estimates that Year 2000 project costs will approximate $2.5 million. This cost is in addition to existing personnel who may participate in the project. Included in the estimate are costs for hardware and software renovation or replacement, as well as existing staff who are specifically devoted to the project. Approximately 55% of the cost represents expenditures to replace certain older hardware and software which the Company might otherwise have replaced during the period, notwithstanding the Year 2000 issue, the costs of which will be depreciated over its anticipated useful life. Of the estimated total cost, approximately $1.9 million has been incurred on the project year-to-date. The table below summarizes by year the estimated amount and anticipated timing of the planned Year 2000 expenditures.

                                               Fiscal Year
-------------------------------------------------------------------
(In Millions)                         1998    1999   2000   Total
-------------------------------------------------------------------
Capital                               $  -    $1.4   $  -    $1.4
Operating                               .3      .6     .2     1.1
-------------------------------------------------------------------
Estimated Year 2000 expenditures      $ .3    $2.0   $ .2    $2.5
===================================================================

As the Company progresses in addressing the Year 2000 compliance project and additional information becomes available; estimates of costs could change. At this time, no significant data system projects have been delayed as a result of the Company's Year 2000 compliance effort.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                 (Continued)

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk
------------------------------------------------------------------

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's fiscal 1998 Form 10-K, as there has been no significant changes in these disclosures during the nine months ended December 31, 1998.

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

    None

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit 3(I)  Certificate of Incorporation of PFF Bancorp, Inc.*

Exhibit 3(ii)  Bylaws of PFF Bancorp, Inc.*

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


PFF BANCORP, INC.



DATED: February 16, 1999               BY:/s/ LARRY M. RINEHART
                                          -------------------------------
                                          Larry M. Rinehart
                                          President, Chief Executive Officer
                                          and Director


DATED: February 16, 1999               BY:/s/ GREGORY C. TALBOTT
                                          --------------------------------
                                          Gregory C. Talbott
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer