Form 10-K405
period 1999-03-31
PFF BANCORP INC
filed 1999-06-29
CIK 1004969

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                   For the fiscal year ended March 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $242,389,738, based upon the last sales price as quoted on The NASDAQ National Market for June 17, 1999.

     The number of shares of Common Stock outstanding as of June 17, 1999:
13,952,370

                      Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held September 22, 1999 are incorporated by reference in Part III hereof.

                                     INDEX

                                     PART I                                           PAGE
                                                                                      ----
Item 1.     Description of Business                                                     3
Item 2.     Properties                                                                 38
Item 3.     Legal Proceedings                                                          39
Item 4.     Submission of Matters to a vote of Security Holders                        39

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
             Stockholders Matters                                                      39
Item 6.     Selected Financial Data                                                    40
Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                       43
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                 57
Item 8.     Financial Statements and Supplementary Data                                58
Item 9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                                    98

                                     PART III

Item 10.    Directors and Executive Officers of the Registrant                         98
Item 11.    Executive Compensation                                                     98
Item 12.    Security Ownership of Certain Beneficial Owners
             and Management                                                            98
Item 13.    Certain Relationships and Related Transactions                             98

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                                99

                                    PART I

Forward-Looking Statements

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results of PFF Bancorp, Inc. (the "Bancorp") and PFF Bank & Trust (the "Bank"), (collectively referred to as the "Company") could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company's operations, markets, products and services, including but not limited to, Year 2000 compliance issues; and other risks detailed in this Form 10-K and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Item 1.  Description of Business.
--------------------------------

General

     The Bancorp completed its initial public offering of 19,837,500 shares of common stock on March 28, 1996, in connection with the conversion of Pomona First Federal Savings and Loan Association from the mutual to stock form of ownership (the "conversion") and the change of the Association's name to PFF Bank & Trust. The Bancorp received $198.4 million from this initial public offering before offering expenses of $4.5 million. The Bancorp utilized $105.0 million of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Bank. The Bancorp is headquartered in Pomona, California and its principal business currently consists of the operations of its wholly owned subsidiary, the Bank. The Bancorp had no operations prior to March 28, 1996, and accordingly, the results of operations prior to that date reflect only those of the Bank and its subsidiaries. At March 31, 1999, on a consolidated basis, the Company had total assets of $2.9 billion, total deposits of $1.8 billion and total stockholders' equity of $242.7 million. The Bancorp, as a unitary savings and loan holding company, and the Bank, as a federal savings bank, are subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC").

     Prior to the conversion, the Bank's historical focus had been on attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family residential mortgage loans. To a lesser extent, the Bank engaged and continues to engage in secondary market activities, the origination of multi-family mortgage loans and investment in mortgage-backed securities ("MBS") and other investment securities. The Bank's current emphasis is on attracting business deposit accounts and originating commercial, construction and land (primarily tract construction), commercial real estate and consumer loans. Loan sales come from loans held in the Bank's portfolio designated as being held for sale. The Bank generally retains all the servicing rights of loans sold. The Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its mortgage-backed (MBS) and other investment securities and to a significantly lesser extent income from deposit related and other fees and loan servicing. The Bank's primary sources of funds are deposits and Federal Home Loan Bank (FHLB) advances and other borrowings, principal and interest payments on loans, MBS and other investment securities.

Scheduled payments on loans, MBS and other investment securities are a relatively stable source of funds, while prepayments on loans, MBS and other investment securities and deposit flows are subject to significant fluctuation. The Bank engages in trust activities through its trust department and offers certain annuity and mutual fund non-deposit investment products through a subsidiary.

As new technologies become more important to the success of businesses in general and financial institutions in particular, the Bank remains strongly committed to their effective use. The Bank has used the Year 2000 compliance project as a method to assist in evaluating the technologies currently used and to map out directions for new implementations. During fiscal 1999, personal computer operating systems and word processing and spreadsheet programs were upgraded throughout the Bank. Similarly, the Bank is in the final implementation stage of a new mortgage loan origination system, incorporating automated underwriting, tracking, pricing and workflow technology, that will significantly improve the efficiency and speed of mortgage loan approvals and fundings. During fiscal 2000 the Bank plans to implement new messaging and groupware technology to further enhance the efficiency of its employees. The Bank maintains a process of continuous evaluation and enhancement of technologies for file servers, networks and communications. Regular training for technical staff is also recognized as a key component of getting the most out of technologies being used. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of Year 2000 activities and readiness.

Market Area and Competition

     The Bank is a community-oriented savings institution whose lending, deposit gathering and trust activities are concentrated in eastern Los Angeles, San Bernardino, Riverside and central Orange counties. The Bank also originates loans on a wholesale basis throughout Southern California and has expanded its lending markets outside of Southern California on a limited basis. The Bank's deposit gathering is concentrated in the communities surrounding its offices.

     The Bank's primary market area is highly competitive for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from savings and loan associations, mortgage banking companies, commercial banks, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. Additionally, the Bank's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the costs of interest-bearing liabilities to the Bank are influenced by interest rates on competing investments and general market interest rates. Similarly, the Bank's loan volume and yield on loans, MBS and other investment securities and the level of prepayments on loans, MBS and other investment securities are affected by market interest rates, as well as additional factors affecting the supply of and demand for housing and the availability of funds.

Trust Activities

     In January 1995, the Bank acquired the trust operations of another bank for $3.5 million. As a result of the acquisition, the Bank now has additional fiduciary responsibilities acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not the assets of the Bank and are not included in the balance sheet of the Bank. Trust fee income for the year ended March 31, 1999 and 1998 was $1.9 million. See Note 18 to the Consolidated Financial Statements.

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At March 31, 1999, the Bank had total gross loans outstanding of $2.22 billion, of which $1.48 billion were one-to-four family residential mortgage loans, or 66.8% of the Bank's total gross loans. The remainder of the portfolio consisted of $87.9 million of multi-family mortgage loans, or 4.0% of total gross loans; $156.5 million of commercial real estate loans, or 7.0% of total gross loans; $349.1 million of construction and land loans, or 15.7% of total gross loans; consumer loans of $70.7 million or 3.2% of total gross loans and commercial business loans of $74.5 million or 3.3% of total gross loans. At March 31, 1999, 89.6% of the Bank's total loans had adjustable interest rates of which 37.9% are indexed to the 11th FHLB District Cost of Funds Index (COFI).

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

                                                                                At March 31,
                                      ---------------------------------------------------------------------------------------------
                                              1999              1998               1997             1996               1995
                                      ---------------------------------------------------------------------------------------------
                                                  Percent           Percent            Percent           Percent           Percent
                                                    of                of                 of                of                of
                                         Amount    Total    Amount   Total    Amount    Total   Amount    Total   Amount    Total
                                      ---------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Real estate:
  Residential:
    One-to-four family                $ 1,482,839  66.8%  1,467,857  75.3%  1,499,858  79.4%  1,269,099  77.9%  1,291,300   78.0%
    Multi-Family                           87,856   4.0      97,350   5.0     108,896   5.8     114,477   7.0     119,802    7.2
  Commercial real estate                  156,474   7.0     144,035   7.4     137,169   7.2     148,300   9.1     146,746    8.9
  Construction and land                   349,119  15.7     185,225   9.5     113,188   6.0      76,529   4.7      76,007    4.6
Commercial                                 74,451   3.3      12,468   0.6       3,100   0.2           -     -           -      -
Consumer                                   70,686   3.2      42,826   2.2      26,931   1.4      21,853   1.3      22,606    1.3
                                      ---------------------------------------------------------------------------------------------
     Total loans, gross                 2,221,425 100.0%  1,949,761 100.0%  1,889,142 100.0%  1,630,258 100.0%  1,656,461  100.0%

Undisbursed loan funds                   (167,042)          (95,457)          (38,485)          (25,030)          (25,934)
Net premiums on loans                       1,665             1,114            (1,629)             (803)           (1,158)
Deferred loan origination fees, net          (276)           (1,101)           (1,362)           (3,384)           (4,400)
Allowance for loan losses                 (26,160)          (26,002)          (27,721)          (19,741)          (19,294)
                                      ------------        ---------         ---------         ---------         ---------
     Total loans, net                   2,029,612         1,828,315         1,819,945         1,581,300         1,605,675
Less:
Loans held for sale                        (3,531)             (701)             (736)           (6,365)                -
                                      -----------         ---------         ---------         ---------         ---------
     Loans receivable, net            $ 2,026,081         1,827,614         1,819,209         1,574,935         1,605,675
                                      ===========         =========         =========         =========         =========

     Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans at March 31, 1999.

                                                                              At March 31, 1999
                                         ------------------------------------------------------------------------------------------
                                          One-to-                                                                          Total
                                            Four       Multi-    Commercial    Construction and                            Loans
                                           Family      Family    Real Estate         Land        Commercial   Consumer   Receivable
                                         ------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Amounts due:
  One year or less                       $    4,941      697        7,492           193,944       18,745      11,009      236,828
  After one year:
    More than one year to three years.        9,209      404       19,794           144,157       20,170         447      194,181
    More than three years to five years       3,261    2,198       18,696                 -       32,018         462       56,635
    More than five years to ten years        23,200    6,778       38,845                 -        3,518       3,388       75,729
    More than ten years to twenty years     166,042   39,115       64,340             8,200            -      55,198      332,895
    More than twenty years                1,276,186   38,664        7,307             2,818            -         182    1,325,157
                                         ------------------------------------------------------------------------------------------
      Total due after March 31, 2000      1,477,898   87,159      148,982           155,175       55,706      59,677    1,984,597

                                         ------------------------------------------------------------------------------------------
        Total amount due                  1,482,839   87,856      156,474           349,119       74,451      70,686    2,221,425
  Less:
    Undisbursed loan funds                                 -            -          (167,042)           -           -     (167,042)
    Net premiums on loans                     1,645       20            -                 -            -           -        1,665
    Deferred loan origination fees, net       2,624     (329)        (598)           (2,582)         310         299         (276)
    Allowance for loan losses                (5,724)  (2,026)      (2,048)           (8,911)      (2,761)     (4,690)     (26,160)
                                         ------------------------------------------------------------------------------------------
        Total loans, net                  1,481,384   85,521      153,828           170,584       72,000      66,295    2,029,612
    Loans held for sale                      (3,531)       -            -                 -            -           -       (3,531)
                                         ------------------------------------------------------------------------------------------
        Loans receivable, net            $1,477,853   85,521      153,828           170,584       72,000      66,295    2,026,081
                                         ==========================================================================================

     The following table sets forth at March 31, 1999, the dollar amount of total gross loans receivable contractually due after March 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                               Due after March 31, 2000
                                   ----------------------------------------------
                                        Fixed          Adjustable         Total
                                   ----------------------------------------------
                                               (Dollars in Thousands)
Real estate loans: (1)
  Residential:
    One-to-four family                 $173,627         1,304,271       1,477,898
    Multi-family                         17,842            69,317          87,159
    Commercial real estate               10,947           138,035         148,982
    Construction and land                   120           155,055         155,175
Commercial                                    -            55,706          55,706
Consumer                                 28,930            30,747          59,677
                                   ----------------------------------------------
      Total gross loans receivable     $231,466         1,753,131       1,984,597
                                   ==============================================

 (1) Includes loans held for sale.

     Origination, Sale, Servicing and Purchase of Loans. The Bank's lending activities are conducted primarily by loan representatives through its 24 banking branches, its loan origination center and wholesale brokers approved by the Bank. All loans originated by the Bank, either through internal sources or through wholesale brokers, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate loans is influenced by general economic conditions affecting housing, business and consumer activities as well as the relative customer demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future levels of interest rates.

     Loan originations were $987.6 million for fiscal 1999 compared to $557.4 million for fiscal 1998. Beginning during fiscal 1997, the Bank began reducing its emphasis on the origination of one-to-four family residential mortgage loans with a corresponding increased emphasis on the origination of tract construction, commercial, commercial real estate and consumer loans as a means of enhancing the Bank's yield on interest-earning assets. Originations of tract construction, commercial, commercial real estate and consumer loans aggregated $577.8 million or 58.5% of total originations for fiscal 1999 compared to $306.5 million or 55.0% of total originations for fiscal 1998. The weighted average initial contract rate on total originations was 8.58% for fiscal 1999, compared to 8.75% for fiscal 1998.

     It is the general policy of the Bank to sell substantially all of the 15 and 30-year fixed-rate mortgage loans that it originates and retain substantially all of the adjustable-rate mortgage loans that it originates. The Bank generally utilizes 10-day Federal National Mortgage Association (FNMA) forward commitments in connection with the origination and funding of fixed-rate loans held for sale. The Bank generally retains servicing of the loans sold. At March 31, 1999, the Bank was servicing $325.7 million of loans for others. See "Loan Servicing". When loans are sold on a servicing retained basis, the Company records gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSRs") through the sale of mortgage loans which are sold with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. MSRs are included in the financial statements in the category of "other assets." The Bank had $1.2 million and $1.6 million of MSRs as of March 31, 1999 and 1998, respectively. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. At March 31, 1999, there were $3.5 million of mortgage loans categorized as held for sale consisting of fixed-rate one-to-four family residential mortgage loans.

     To supplement loan production, based upon the Bank's investment needs and market opportunities, the Bank engages in secondary marketing activities, including the purchase of whole or participating interests in loans originated by other institutions. The Bank intends to continue to purchase various types of loans originated by other institutions both in its primary market area and to a limited extent other geographic areas throughout the country depending on market opportunities. The Bank generally purchases loans with servicing retained by the seller. The following tables set forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                     For the Years Ended March 31,
                                          ---------------------------------------------------
                                             1999                   1998               1997
                                          ---------------------------------------------------
                                                        (Dollars in thousands)
Beginning balance(1)                      $  1,828,315           1,819,945          1,580,950
  Loans originated:
    One-to-four family                         406,445             248,224            354,391
    Multi-family                                 3,371               2,721              4,844
    Commercial real estate                      27,465              16,693              2,656
    Construction and land                      384,991             226,321            109,747
    Commercial                                  89,852              19,988              3,719
    Consumer                                    75,480              43,481             24,310
                                          ---------------------------------------------------
Total loans originated                         987,604             557,428            499,667
  Loans purchased                              168,395             163,045             28,417
                                          ---------------------------------------------------
      Total                                  2,984,314           2,540,418          2,109,034
Less:
  Principal payments                          (831,468)           (471,544)          (225,996)
  Sales of loans                               (38,829)           (163,035)           (27,019)
  Transfer to foreclosed real
   estate owned (REO)                          (14,038)            (25,274)           (15,661)

  Change in undisbursed loan
    funds                                      (71,585)            (56,972)           (13,695)
  Change in allowance for loan
    losses                                        (158)              1,719             (7,980)
  Other(2)                                       1,376               3,003              1,262
                                          ---------------------------------------------------
Total loans                                  2,029,612           1,828,315          1,819,945
  Loans held for sale, net                      (3,531)               (701)              (736)
                                          ---------------------------------------------------
Ending balance loans receivable,
  Net                                     $  2,026,081           1,827,614          1,819,209
                                          ===================================================

______________________
(1)  Includes loans held for sale.
(2) Includes net capitalization of fees and amortization of premium or accretion of discount on loans.

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

     At March 31, 1999, the Bank's one-to-four family residential mortgage loans totaled $1.48 billion or 66.8% of total loans. Of the $1.48 billion, 29.2% were classified as loans secured by non-owner-occupied properties, which are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient cash flow to cover debt service and other operating expenses. Of the one-to-four family residential mortgage loans outstanding at March 31, 1999, 88.3% were adjustable-rate loans. The Bank's one-to-four family residential adjustable-rate mortgage loans have historically been primarily indexed to COFI. The Bank has been increasing the origination of adjustable-rate mortgage loans tied to other indices, primarily the one-year CMT index. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates that adjust monthly, semi-annually or annually. A portion of the Bank's adjustable-rate mortgage loans have introductory terms below the fully indexed rate. In underwriting such loans, the Bank qualifies the borrowers based upon the fully indexed rate. At the end of the introductory period, such loans will adjust either monthly, semi-annually or annually according to their terms. The Bank's adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan.

     The Bank currently has a number of mortgage loan programs that may be subject to negative amortization. At March 31, 1999, the outstanding principal balances of these loans totaled $403.8 million (including $30.7 million of loans serviced by others in which the Bank has purchased a participating interest), or 27.3% of total one-to-four family residential mortgage loans. At March 31, 1999, the total outstanding negative amortization on these loans (excluding the $30.7 million of loans serviced by others) was $2.6 million. The negative amortization is generally capped at up to 110% of the original loan amount. Negative amortization involves a greater risk to the Bank because during a period of higher interest rates the loan principal may increase above the amount originally advanced, which may increase the risk of default. However, the Bank believes that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules.

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

     Multi-Family Lending. The Bank originates multi-family mortgage loans generally secured by properties located in Southern California. As a result of declining economic conditions in its primary market area during the period of 1990 to 1995, the Bank de-emphasized the origination of multi-family loans through fiscal 1996. The University of California at Los Angeles Economic Forecast has reported an improvement in the Southern California economy which began during fiscal 1997. With that improvement, the Bank has selectively increased loan originations in this type of product. In reaching its decision on whether to make a multi-family loan, the Bank considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of at least 120-125%. Properties securing these loans are appraised and title insurance is required on all loans. Declines in the real estate values in the Bank's primary market area as a result of adverse economic conditions over the past several years, have resulted in an increase in the loan-to-value ratios on some mortgage loans subsequent to origination. However, most segments of the Bank's primary market area are presently experiencing strong economic conditions and real estate value appreciation.

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

     The Bank's multi-family loan portfolio at March 31, 1999 totaled $87.9 million or 4.0% of total gross loans. At March 31, 1999, 80.0% of the Bank's multi-family loans were adjustable-rate indexed to COFI. The Bank's largest multi-family loan at March 31, 1999, had an outstanding balance of $3.0 million and is secured by a 51-unit apartment complex.

     Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties such as small office buildings or retail facilities located in Southern California. The Bank's underwriting policies provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to thirty years and have generally been indexed to COFI. However, the Bank has begun to originate loans of this type which are indexed to either the one-year CMT or six-month London Interbank Offered Rate (LIBOR) in an effort to diversify away from COFI indexed loan products. Terms on such loans are generally 5 to 7 years with 25 to 30 year amortization. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service ratios of at least 120%. The largest commercial real estate loan in the Bank's portfolio at March 31, 1999 was $3.4 million and is secured by a gas station in Ontario, California. At March 31, 1999, the Bank's commercial real estate loan portfolio was $156.5 million, or 7.0% of total gross loans.

     Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent upon the successful operation or management of the properties, repayment of such loans may be influenced to a great extent by conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio. Land loans are underwritten on an individual basis, but generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less.

     Construction and Land Lending. The Bank generally originates construction loans to real estate developers and individuals in Southern California. The Bank has expanded, on a selective basis, construction lending to western states other than California. Such expansion has been undertaken with developers with whom the Bank has had long-term lending relationships. As of March 31, 1999, the Bank had construction loans outstanding for development of residential properties located in Colorado, Nevada, Arizona and Oregon totaling $15.6 million, $11.8 million of which was disbursed. As of March 31, 1999, the remainder of the Bank's construction loans were for development of real estate located in California. The Bank's construction loans primarily are made to finance tract construction of one-to-four family residential properties. These loans are all adjustable-rate with maturities of one year or less and generally include extension options of six to eighteen months upon payment of an additional fee. The Bank's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction of commercial properties, up to 80% for multi-family properties and up to 85% for one-to-four family residences. The Bank requires an independent appraisal of the property and generally requires personal guarantees. Loan proceeds are disbursed as construction progresses and as inspections warrant. The Bank's inspectors generally visit projects on a weekly basis to monitor the progress of construction. The largest credit exposure in the construction loan portfolio as of March 31, 1999 consists of one loan for $16.7 million for the development of a master planned community located in southeastern San Bernardino, California. The aggregate disbursed balance of these loans at March 31, 1999 was $10.5 million. Repayment is to come from the sale of planning areas to merchant builders. The second largest loan in the Bank's construction loan portfolio at March 31, 1999 had a balance of $10.1 million, for the development of a 296 home residential development in northern Los Angeles County. Repayment is to come from home sales to individual home buyers. At March 31, 1999, the balance of the Bank's construction and land loan portfolio was $349.1 million (15.7% of total gross loans), $182.1 million of which was disbursed. At March 31, 1999 the aggregate balances of loans for the construction of properties other than one-to-four family residences was $30.5 million, $19.4 million of which was disbursed.

     Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Mitigation of risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment of the Bank's loan.

     Consumer and Other Lending. The Bank's originated consumer loans consist primarily of home equity lines of credit ($60.7 million) and secured and unsecured personal loans and lines of credit ($10.0 million). At March 31, 1999, the Bank's total consumer loan portfolio was $70.7 million or 3.2% of total gross loans.

     Commercial Lending. The Bank has expanded its operations to include commercial business lending. The year ended March 31, 1997 was the Bank's first full year of originating commercial business loans. Total term and revolving line of credit loans in the portfolio as of March 31, 1999 were $113.9 million, $74.5 million of which was outstanding. The largest loan in the commercial portfolio is a $16.3 million term loan to a computer software manufacturer specializing in modem and data transfer technology. This loan is secured by equipment, inventory and accounts receivable and repayment is expected to come from earnings. The second largest loan is a $5.0 million line of credit to an equipment leasing company. This loan is secured by the equipment leases and repayment is expected to come from earnings.

     Commercial business lending is generally considered to involve a higher degree of credit risk than the forms of secured real estate lending in which the Bank has traditionally engaged. Commercial business loans may be originated on an unsecured basis or may be secured by collateral that is not readily marketable. The Bank generally requires personal guarantees on its commercial business loans. The risk of default by a commercial business borrower may be influenced by numerous factors which may include the strength of the worldwide, regional or local economies or sectors thereof, changes in technology or demand for particular goods and services and the ongoing ability of the commercial business borrower to successfully manage the business. Because of these risks, the Bank monitors the performance of its commercial business loans and the underlying businesses and individuals with a different focus than is typical of traditional one-to-four family residential mortgage lending. The monitoring of commercial business loans typically involves the periodic review of the financial statements and on-site visits to the businesses to which credit has been extended.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Loan Origination and Asset Review Committee (LOARC), the Management Loan Committee and specified officers of the Bank. The LOARC includes four of the six outside Directors of the Bank as well as selected senior management staff. All loans must be approved by a majority of a quorum of the designated committee, group of officers or the designated individual. The following committees, groups of officers and individual officers are granted the authority to approve and commit the Bank to the funding of the following categories of loans: mortgage loans in amounts up to $299,999 and consumer loans in amounts up to $199,999 may be approved by the Bank's staff underwriters; mortgage loans in excess of $299,999 and up to $499,999 and consumer loans in excess of $199,999 and up to $299,999 may be approved by certain department managers; commercial business loans up to $499,999 may be approved by the Commercial Credit Administrator or Chief Lending Officer; mortgage loans in excess of $499,999 and up to $999,999 may be approved by the Major Loan Manager, the Senior Executive Vice President or Chief Lending Officer; mortgage loans in excess of $999,999 and up to $2,999,999, consumer loans in excess of $299,999 and up to $449,999 and commercial business loans in excess of $499,999 and up to $1,999,999 must be approved by the Management Loan Committee; and mortgage loans of $3.0 million or more, consumer loans in excess of $450,000 and commercial business loans of $2.0 million or more require the approval of the LOARC. The LOARC presently reviews all commercial business loans, post funding, for consistency with the Bank's goals and objectives. Since March 31, 1998 the Bank has also contracted with an independent credit review firm for the post funding review of all commercial business loans in excess of $500,000. This credit review firm is comprised of experienced former federal bank examiners. The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 1999 the Bank's limit on loans-to-one borrower was $33.4 million.

     Loan Servicing. The Bank also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain borrower insurance and tax payments are made and generally administering the loans. All of the loans currently being serviced for others are loans that have been sold by the Bank. At March 31, 1999, the Bank was servicing $325.7 million of loans for others. The Bank currently does not purchase servicing rights related to mortgage loans originated by other institutions.

     Delinquencies and Classified Assets. The Board of Directors generally performs a monthly review of all delinquent loans ninety days or more past due. In addition, management reviews on an ongoing basis all loans 15 or more days delinquent. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally sends the borrower a written notice of non-payment 15 days after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, the Bank will commence foreclosure proceedings against the real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the Bank generally takes possession of the real property securing the loan ("REO") and subsequently sells the property.

     Federal regulations and the Bank's Internal Asset Review Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful," or "Loss". An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as Loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

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

     The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS who can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions in the past, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Although management believes that an adequate allowance for loan losses has been established, further additions to the level of allowance for loan losses may become necessary.

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

     At March 31, 1999, the Bank had $17.2 million of assets classified as Special Mention, on which there were no allowances compared to $15.3 million classified as Special Mention, net of allowances of $248,000 at March 31, 1998. The main component of assets classified as Special Mention at March 31, 1999 were: 45 loans totaling $5.7 million secured by one-to-four family residences; and nine large non-homogeneous loans (defined as loans with unpaid principal balances in excess of $500,000) which aggregated $9.7 million. At March 31, 1999, the Bank had $35.9 million of assets classified as Substandard, net of allowances of $3.0 million, compared to $41.7 million classified as Substandard, net of allowances of $5.1 million at March 31, 1998. The $5.8 million decrease in assets classified as Substandard, net between March 31, 1998 and 1999 was primarily attributable to improvement in commercial real estate loans classified as Substandard which decreased from 10 loans totaling $10.2 million, before allowances at March 31, 1998 to 9 loans totaling $5.8 million, before allowances at March 31, 1999. Multi-family loans classified as Substandard decreased from 17 loans totaling $6.1 million, before allowances at March 31, 1998 to 12 loans totaling $4.0 million, before allowances at March 31, 1999.

     The Bank's present policy is generally to continue to classify a troubled-debt restructured (TDR) loan as Substandard until the asset has performed at normal contract terms for a period of six to twelve months. Where there has been a forgiveness of principal or interest or a submarket interest rate granted, the loan is generally considered a TDR. Although the economy, in general, improved during fiscal 1999, the Bank continued to utilize early intervention and flexibility in restructuring some troubled loans with borrowers rather than foreclosing on the underlying properties. See "Non-Accrual and Past-Due Loans". At March 31, 1999 and 1998 there were no assets classified as Loss and only one asset at March 31, 1998 classified as Doubtful for $17,000. The composition of assets classified Substandard at March 31, 1999 and 1998 is set forth on the following page.

                                                                      At March 31, 1999
                            -----------------------------------------------------------------------------------------------------
                                         Loans                              REO                      Total Substandard Assets
                            -----------------------------------------------------------------------------------------------------
                               Gross       Net        Number     Gross       Net        Number     Gross       Net        Number
                              Balance   Balance(1)   of Loans   Balance   Balance(1)   of Loans   Balance   Balance(1)   of Loans
                            -----------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Real Estate:
  Residential:
    One-to-four family        $18,327   $17,179           144    $4,996    $4,974            56   $23,323   $22,153           200
    Multi-family                4,038     3,249            12         -         -             -     4,038     3,249            12
  Commercial real estate        5,769     5,427             9         -         -             -     5,769     5,427             9
  Construction and land         2,448     2,213             4       767       344             1     3,215     2,557             5
                            -----------------------------------------------------------------------------------------------------
     Sub Total                 30,582    28,068           169     5,763     5,318            57    36,345    33,386           226
Commercial                      2,504     2,504             9         -         -             -     2,504     2,504             9
                            -----------------------------------------------------------------------------------------------------
Grand Total                   $33,086   $30,572           178    $5,763    $5,318            57   $38,849   $35,890           235
                            =====================================================================================================


                                                                      At March 31, 1998
                            -----------------------------------------------------------------------------------------------------
                                         Loans                              REO                      Total Substandard Assets
                            -----------------------------------------------------------------------------------------------------
                               Gross      NEt         Number     Gross      Net         Number     Gross      Net         Number
                              Balance   Balance(1)   of Loans   Balance   Balance(1)   of Loans   Balance  Balance(1)   of Loans
                            -----------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Real Estate:
  Residential:
    One-to-four family        $21,084   $18,537           172    $5,956    $5,956            74   $27,040   $24,493           246
    Multi-family                6,102     4,725            17       414       414             2     6,516     5,139            19
  Commercial real estate       10,197     9,644            10       512       512             1    10,709    10,156            11
  Construction and land           996       996             2     1,316       713             5     2,312     1,709             7
                            -----------------------------------------------------------------------------------------------------
     Sub Total                 38,379    33,902           201     8,198     7,595            82    46,577    41,497           283
                            -----------------------------------------------------------------------------------------------------
Commercial                        183       183             3         -         -             -       183       183             3
                            -----------------------------------------------------------------------------------------------------
Grand Total                   $38,562   $34,085           204    $8,198    $7,595            82   $46,760   $41,680           286
                            =====================================================================================================

_________________________

     (1) Net balances are reduced for loss allowances established against Substandard loans and REO.

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, REO and TDR loans. There were 24 TDR loans and 57 REO properties at March 31, 1999. It is the policy of the Bank to cease accruing and establish an allowance for all previously accrued but unpaid interest on loans 90 days or more past due. For the years ended March 31, 1999, 1998, 1997, 1996, and 1995, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $1.1 million, $1.7 million, $2.2 million, $858,000, and $987,000, respectively, none of which was recognized. During the year ended March 31, 1999 and 1998, the Company's average investment in impaired loans was $17,941 and $20,988, respectively and interest income recorded during these periods was $916 and $776, respectively of which $887 and $845, respectively was recorded utilizing the cash basis method of accounting. For the same period, the amount of interest income that would have been recognized on TDR loans if such loans had continued to perform in accordance with their contractual terms was $1.0 million, $1.2 million, $1.3 million, $1.2 million, and $506,000, respectively; $887,000, $779,000, $942,000, $891,000, and
     $326,000, of which was recognized. The decrease in TDR loans from $12.5 million at March 31, 1998 to $11.3 million at March 31, 1999 reflects a decrease in the number of TDR loans from 32 at March 31, 1998 to 24 at March 31, 1999.

     During March 1999, the Bank entered into an agreement to sell for $1.8 million, 12 TDR loans with principal balances aggregating $2.3 million before previously established specific allowances for losses aggregating $860,000. Upon consummation of this sale during April 1999, the TDR loans balance decreased by $2.3 million and the Bank's allowance for losses decreased by $860,000. The consummation of this sale did not have a material impact on earnings.

                                                                        At March 31,
                                     -------------------------------------------------------------------------------
                                            1999            1998            1997            1996            1995
                                     -------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Non-accrual loans:
Residential real estate:
    One-to-four family                     $  10,061          13,834          19,258          17,794          14,418
    Multi-family                                 122             467             790           1,558           4,331
Commercial real estate                             -           2,717           1,331               -               -
Construction and land                            647             131           1,447           3,254           4,521
Consumer                                         182              40             524             345             443
                                     -------------------------------------------------------------------------------
      Total                                   11,012          17,189          23,350          22,951          23,713
REO, net(1)                                    5,318           7,595           7,745           6,733           8,007
                                     -------------------------------------------------------------------------------
Non-performing assets                      $  16,330          24,784          31,095          29,684          31,720
                                     ===============================================================================
TDR loans                                  $  11,291          12,505          14,559          13,810           4,896
                                     ===============================================================================
Classified assets, gross                   $  39,058          46,758          56,462          53,702          41,329
Allowance for loan losses as a
  percent of gross loans                        1.18%           1.33%           1.47%           1.21%           1.16%
   receivable(2)
Allowance for loan losses as a
  percent of total non-performing
  loans(3)                                    237.56          151.27          118.72           86.01           81.36
Non-performing loans as a percent
  of gross loans receivable(2)(3)               0.50            0.88            1.24            1.41            1.43
Non-performing assets as a percent
  of total assets(3)                            0.56            0.88            1.23            1.48            1.72

________________________
(1) REO balances are shown net of related loss allowances.
(2) Gross loans include loans receivable held for investment and loans receivable held for sale and excludes loans held for accelerated disposition.
(3) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans.

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.

                                               At March 31, 1999                                    At March 31, 1998
                       ----------------------------------------------------------------------------------------------------------
                                 60-89 Days               90 days or more(1)                  60-89 days       90 days or more(1)
                                         Principal                       Principal                 Principal            Principal
                           Number         Balance          Number         Balance         Number    Balance    Number    Balance
                          of loans        of Loans        of Loans        of Loans       of Loans  of Loans   of Loans  of Loans
                       ----------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
One-to-four family               22           $1,837             91          $10,061           38     $3,774       117    $13,834
Multi-family                      -                -              1              122            -          -         3        467
Commercial real estate            -                -              -                -            -          -         5      2,717
Construction and land             -                -              -                -            -          -         1        131
Commercial                        -                -              1              647            -          -         -          -
Consumer                          2               41             14              182            5         46        16         40
                       ----------------------------------------------------------------------------------------------------------
  Total                          24           $1,878            107          $11,012           43     $3,820       142    $17,189
                       ==========================================================================================================

                                              At March 31, 1997
                       -------------------------------------------------------------
                                 60-89 Days                  90 Days or More(1)
                       -------------------------------------------------------------
                                          Principal                       Principal
                           Number          Balance           Number        Balance
                          of Loans        of Loans          of Loans      of Loans
                       -------------------------------------------------------------
                                           (Dollars in thousands)
One-to-four family               46           $2,629             56          $19,258
Multi-family                      1              118              2              790
Commercial real estate            2              675              2            1,331
Construction and land             -                -              1            1,447
Commercial                        -                -              -                -
Consumer                        188              283            215              524
                        ------------------------------------------------------------
  Total                         237           $3,705            276          $23,350
                       =============================================================

     ____________________

     (1) Loans 90 days or more past due are included in non-accrual loans. See "Non-Accrual and Past Due Loans."

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The Bank's allowance evaluation methodology takes into account the changing composition of the loan portfolio and the increased proportion of the portfolio comprised by the Four C's. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable, which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the examination. At March 31, 1999, the Bank's allowance for loan losses was $26.2 million or 1.18% of gross loans and 237.56% of non-performing loans compared to $26.0 million or 1.33% of gross loans and 151.27% of non-performing loans at March 31, 1998. At March 31, 1999, the Bank had non-accrual loans of $11.0 million or .50% of gross loans compared to $17.2 million or .88% of gross loans at March 31, 1998. The Bank will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate.

     During the year ended March 31, 1994, in connection with a program for the rapid reduction of problem loans, the Bank identified loans for accelerated disposition with an aggregate principal balance of $33.3 million, which resulted in a $10.7 million provision for loan losses and a charge-off of the same amount for the year ended March 31, 1994. During the year ended March 31, 1995, and prior to the consummation of the sale of the $33.3 million of loans, additional loans with aggregate principal balances of $4.0 million were added to the accelerated disposition program. The inclusion of this additional $4.0 million in the accelerated disposition coupled with receipt of final pricing on the entire $37.3 million of loans held for accelerated disposition resulted in a $2.1 million charge to the provision for loan losses during the year ended March 31, 1995. The closing of the sale of the $37.3 million of loans held for accelerated disposition occurred in September 1994. During the year ended March 31, 1996, the Bank identified loans for accelerated disposition with an aggregate principal balance of $8.8 million, which resulted in a $2.7 million provision for loan losses and a charge-off of the same amount for the year ended March 31, 1996. The closing of the sale of the $8.8 million of loans held for accelerated disposition occurred in December 1995.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                             For the Year Ended March 31,
                                      ---------------------------------------------------------------------------
                                         1999            1998            1997            1996            1995
                                      ---------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Beginning balance                         $26,002          27,721          19,741          19,294          11,723
Provision for loan losses                   4,020           7,099          13,661          10,895          13,901
Charge-offs:
  Real estate:
    One-to-four family                     (3,361)         (7,251)         (4,190)         (5,089)         (3,493)
    Multi-family                             (115)           (316)           (134)         (1,635)            (98)
    Commercial real estate                      -            (188)           (842)              -            (420)
    Construction and land                     (31)         (1,012)           (313)           (589)           (113)
  Commercial
  Consumer                                   (372)           (343)           (303)           (422)           (121)
  Loans held for accelerated
   disposition                                  -               -               -          (2,716)         (2,090)
                                      ----------------------------------------------------------------------------
      Total                                (3,879)         (9,110)         (5,782)        (10,451)         (6,335)
Recoveries                                     17             292             101               3               5
                                      ----------------------------------------------------------------------------
Ending balance                            $26,160          26,002          27,721          19,741          19,294
                                      ===========================================================================
Net charge-offs to average gross
  loans outstanding                          0.17%           0.47%           0.31%           0.64%           0.38%

     The following tables set forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                                                                      At March 31,
                   ------------------------------------------------------------------------------------------------------------
                                  1999                               1998                                1997
                   ------------------------------------------------------------------------------------------------------------
                                             Percent of                          Percent of                          Percent of
                                            Gross Loans                         Gross Loans                         Gross Loans
                               Percent of     in each              Percent of     in each              Percent of     in each
                               Allowance    Category to            Allowance    Category to            Allowance    Category to
                                to Total    Total Gross              to Total   Total Gross              to Total   Total Gross
                      Amount   Allowance      Loans       Amount   Allowance      Loans       Amount   Allowance      Loans
                   ------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

One-to-four           $ 5,721       21.87%        66.75%  $10,766       41.40%        75.28%  $13,841       49.93%        79.39%
 family
Multi-family            2,026        7.74          3.95     3,133       12.05          4.99     3,410       12.30          5.77
Commercial real         2,048        7.83          7.04     3,898       14.99          7.39     4,648       16.77          7.26
 estate
Construction            8,911       34.06         15.72     4,454       17.13          9.50     4,103       14.80          5.99
 and land
Commercial              2,761       10.56          3.36     3,024       11.63          0.64        56        0.20          0.16
Consumer                4,690       17.93          3.18       473        1.82          2.20     1,586        5.72          1.43
Unallocated                 3        0.01             -       254        0.98             -        77        0.28             -
                   ------------------------------------------------------------------------------------------------------------
Total allowance
 for loan losses      $26,160       100.0%        100.0%  $26,002      100.00%       100.00%  $27,721      100.00%       100.00%
                   ============================================================================================================

                                               At March 31,
                ---------------------------------------------------------------------------
                                  1996                                1995
                ---------------------------------------------------------------------------
                                            Percent of                          Percent of
                                            Gross Loans                         Gross Loans
                               Percent of     in each              Percent of     in each
                               Allowance    Category to            Allowance    Category to
                                to Total    Total Gross             to Total    Total Gross
                      Amount   Allowance       Loans      Amount   Allowance      Loans
                ---------------------------------------------------------------------------
                                          (Dollars in thousands)
One-to-four        $ 9,687       49.07%        77.85%  $ 9,710       50.33%        77.96%
 family
Multi-family         3,468       17.57          7.02     2,485       12.88          7.23
Commercial real      3,116       15.78          9.10     2,160       11.20          8.86
 estate
Construction         2,413       12.22          4.69     3,826       19.83          4.59
Commercial               -           -             -         -           -             -
Consumer               730        3.70          1.34       653        3.38          1.36
Unallocated            327        1.66             -       460        2.38             -
                ---------------------------------------------------------------------------
Total allowance
 for loan losses   $19,741      100.00%       100.00%  $19,294      100.00%       100.00%
                ===========================================================================

Real Estate

     At March 31, 1999, the Company had $5.3 million of REO and $6.4 million of real estate acquired for investment (REI), net of allowances. If the Bank acquires any REO, it is initially recorded at fair value. If there is a further deterioration in va value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to obtain an appraisal on all REO at the time of possession.

     Prior to fiscal 1999, REI consisted of a former branch facility and land acquired for a new branch site, which the Bank subsequently decided to not pursue, and a security interest in 26 lots held for development through the Bank's service corporation. The former branch facility was disposed of during the year ended March 31, 1996 and the security interest in the 26 lots paid in full in February 1999. The Bank is currently exploring opportunities for sale of the land originally acquired for the new branch site. During fiscal 1999, the Bancorp provided "mezzanine" investment financing for three residential real estate development projects. The three projects are being undertaken by developers with whom the Bank has had a long history of successful construction lending activities. The largest investment was $6.0 million on a project for lot development and construction of 296 single-family homes in northern Los Angeles County. At March 31, 1999, the balance of this investment was $3.96 million. This investment is subordinated to $23.9 million in development and phased construction loans made by the Bank on this project, $7.7 million of which has been disbursed as of March 31, 1999. The Bancorp expects this investment to be repaid along with the associated profits by December 2000. The second investment was $1.7 million for a project for development of 56 lots in a new master-planned community in southeastern San Bernardino County. This investment was made in March 1999 and there have been no paydowns expected or made to date. The developer of this project is not related to nor affiliated with the first project noted. This investment is not subordinated to any loans of the Bank. However, the Bank does have a loan commitment of $16.7 million outstanding to an unrelated developer for infrastructure improvements (e.g. flood control channels, etc.) in connection with this master-planned community. The Bancorp expects this investment to be repaid, along with the associated profits by July 2000. The third investment was for $111,500 to provide a short term escrow deposit on a property in Ventura County. All of these investments provide for a preferential return to the Bancorp of between 11.00% and 29.25% per annum on the outstanding balance of the Bancorp's investment. The Bancorp is accounting for these investments as direct investments in real estate and as such is deferring all profit in excess of its cost of capital until its investment is paid down by funds received from third party buyers of finished lots or homes. During the year ended March 31, 1999 the Company recognized $246,000 of profit on these investments. The following table sets forth certain information with regard to the Bank's REO and REI.

                                                                   At March 31,
                              ------------------------------------------------------------------------------------
                                       1999             1998             1997             1996             1995
                              ------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
REO
---
Properties acquired in
 settlement of loans(REO)              $ 5,763            8,198            8,074           11,495           13,028
Allowance for losses                      (445)            (603)            (329)          (4,762)          (5,021)
                              ------------------------------------------------------------------------------------
 REO, net                                5,318            7,595            7,745            6,733            8,007
                              ------------------------------------------------------------------------------------

REI
---
Properties wholly owned                    558              731            1,113              911            1,449
Mezzanine equity
 investments in real estate              5,813                -                -                -                -

Allowance for losses                         -                -                -                -             (419)
                              ------------------------------------------------------------------------------------
 REI, net                                6,371              731            1,113              911            1,030
                              ------------------------------------------------------------------------------------
Total real estate, net                 $11,689            8,326            8,858            7,644            9,037
                              ====================================================================================

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

     The investment policy of the Bank, as established by the Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate or credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and MBS and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. On November 4, 1998 the OTS issued Thrift Bulletin 73 (TB73) "Trust Preferred Securities" which, among other things, limits the aggregate investment in investment grade trust preferred securities for OTS supervised institutions to 15 percent of total capital. At the time TB73 was issued, the Bank's aggregate investment in such securities of $52.4 million, exceeded the OTS limitation by $23.0 million. The Bank applied for and was granted a waiver by the OTS permitting the Bank to continue to hold its trust preferred securities. At March 31, 1999, the Bank's aggregate investment in trust preferred securities is $44.7 million which represents 21.80% of the Bank's total capital.

     The investment powers of the Bancorp are substantially broader than those permitted for the Bank. The investment policy of the Bancorp as established by its Board of Directors, while generally consistent with that of the Bank, permits the investment by the Bancorp in equity securities and non-rated corporate debt obligations. At March 31, 1999, the Bancorp had direct equity investments (excluding REI) of $1.8 million, investments in equity mutual funds of $5.4 million and investments in non-rated corporate debt obligations (trust preferred debt securities) of $13.1 million. Given the non-rated nature of the Bancorp's investments in trust preferred debt securities along with the longer-term (typically 30 years) structure of the obligations, the Bancorp undertakes a review of the historical and current financial condition and operating results of the issuer prior to making an investment. These reviews are updated periodically during the holding periods for the investments.

     A portion of Bancorp's direct equity investments are managed by the Bank's trust department on a no fee basis. The Bancorp's equity mutual fund investments are placed with fund managers with whom the Bancorp's Senior Management is familiar. The performance of the Bancorp's direct and mutual fund equity investments is reviewed no less frequently than monthly by the Bancorp's Senior Management and no less frequently than quarterly by the Bancorp's Board of Directors.

     Unlike the securities comprising the Bank's investment portfolio, which by their nature present little to no risk of loss of principal or interest, the trust preferred debt securities and equity investments of the Bancorp are subject to partial or complete diminution in market value upon the occurrence of adverse economic events affecting the issuers of the securities.

     At March 31, 1999, the Company had $190.1 million in investment securities consisting primarily of investment grade corporate and U.S. agency securities including $17.5 million of U.S. agency securities that are callable at par by the issuers at specified dates prior to maturity. The Company invests in such callable securities when the yields to each call date and to final maturity exceed those available from comparable term and credit quality non-callable securities by amounts which management deems sufficient to compensate the Company for the call options inherent in the securities. The Company's MBS portfolio consists of adjustable-rate securities tied to the one-year CMT (43.40% of the portfolio), or six-month LIBOR (1.00% of the portfolio), seasoned fixed-rate securities (13.39% of the portfolio) and five and seven year balloon securities (42.21% of the portfolio). At March 31, 1999, the carrying value of the Company's MBS portfolio totaled $526.1 million, $525.6 million or 99.90% of which was classified as available-for-sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at March 31, 1999 and March 31, 1998." All of the Company's MBS were insured or guaranteed by either the Government National Mortgage Association (GNMA), FNMA or the Federal Home Loan Mortgage Corporation (FHLMC).

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

     The Company's Collateralized Mortgage Obligations (CMO) portfolio consists principally of adjustable rate securities tied to the one or three month LIBOR or the Prime rate. The adjustment intervals for these securities are generally monthly. All of the Company's $102.7 million CMO portfolio is backed by mortgages insured by FNMA or FHLMC. As with MBS, CMOs involve a risk that actual levels of prepayments will require an adjustment to the amortization of any premium or accretion of any discounts on the security with an adverse impact on the yield on the security. Additionally, the structure of many CMOs is such that their cash flows exhibit greater sensitivity to changes in prepayments than do traditional MBS.

     The following table sets forth certain information regarding the carrying and fair values of the Company's mortgage-backed securities at the dates indicated.

                                                                        At March 31,
                                   ------------------------------------------------------------------------------------
                                                1999                        1998                        1997
                                   ------------------------------------------------------------------------------------
                                       Carrying        Fair        Carrying        Fair        Carrying        Fair
                                        Value         Value         Value         Value         Value         Value
                                   ------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Held-to-maturity:
 FHLMC                                   $    556           560         1,373         1,375         5,490         5,509
                                   ------------------------------------------------------------------------------------
  Total held-to-maturity                      556           560         1,373         1,375         5,490         5,509
                                   ------------------------------------------------------------------------------------

Available-for-sale:
 GNMA                                      19,650        19,650        35,094        35,094        56,682        56,682
 FHLMC                                    158,475       158,475       137,706       137,706       149,788       149,788
 FNMA                                     347,435       347,435       308,820       308,820       279,539       279,539
                                   ------------------------------------------------------------------------------------
  Total available-for-sale                525,560       525,560       481,620       481,620       486,009       486,009
                                   ------------------------------------------------------------------------------------
Total mortgage-backed securities         $526,116       526,120       482,993       482,995       491,499       491,518
                                   ====================================================================================

     The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities at the dates indicated.

                                                                      At March 31,
                          --------------------------------------------------------------------------------------------------
                                          1999                             1998                            1997
                          --------------------------------------------------------------------------------------------------
                                Carrying           Fair          Carrying          Fair          Carrying          Fair
                                 Value            Value           Value           Value           Value           Value
                          --------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Held-to-maturity
 Domestic corporate                 $      -               -               -               -          15,000          15,000
 Collateralized mortgage
  obligations                              -               -               -               -             472             474
 U.S. government and
  federal agency
     obligations                         709             716             714             725             718             739
                          --------------------------------------------------------------------------------------------------
Total held-to-maturity                   709             716             714             725          16,190          16,213
                          --------------------------------------------------------------------------------------------------

Available-for-sale:
 Collateralized mortgage
  obligations                        102,700         102,700         223,502         223,502          24,437          24,437
 FHLMC non-cumulative
  preferred stock                          -               -           5,768           5,768           5,600           5,600
 Corporate debt
   securities                         57,765          57,765          17,359          17,359               -               -
 Equity securities
  Direct                               5,370           5,370           6,239           6,239               -               -
  Mutual funds                         1,780           1,780           7,490           7,490               -               -
 U.S. government and
  federal agency
     obligations                      17,472          17,472          56,052          56,052          57,610          57,610
                          --------------------------------------------------------------------------------------------------
Total available-for-sale             185,087         185,087         316,410         316,410          87,647          87,647
                          --------------------------------------------------------------------------------------------------

      Total                         $185,796         185,803         317,124         317,135         103,837         103,860
                          ==================================================================================================

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities and mortgage-backed securities as of March 31, 1999.

                                                                                   AT March 31, 1999
                                                            -----------------------------------------------------------------
                                                                                      More than ONE       More than FIVE
                                                               One Year or less    Year to Five Years   Years to Ten Years
                                                            -----------------------------------------------------------------
                                                                        Weighted             Weighted             Weighted
                                                              Carrying   Average   Carrying   Average   Carrying   Average
                                                               Value      Yield     Value      Yield     Value      Yield
                                                            -----------------------------------------------------------------
                                                                                       (Dollars in Thousands)
Mortgage-backed securities
  Held-to-maturity:
    FHLMC                                                      $   560      6.59%  $      -         -%  $      -         -%
    FNMA                                                             -         -          -         -          -         -
    GNMA                                                             -         -          -         -          -         -
                                                            -----------------------------------------------------------------
  Total held-to-maturity                                           560         -          -         -          -         -
  Available-for-sale
    FHLMC                                                            -         -     53,568      6.08     20,927      5.97
    FNMA                                                         1,735      6.65     74,966      6.36     79,036      6.14
    GNMA                                                             -         -          -         -         91      9.00
                                                            -----------------------------------------------------------------
  Total available-for-sale                                       1,735      6.65    128,534      6.24    100,054      6.11
                                                            -----------------------------------------------------------------
Total mortgage-backed securities                               $ 2,295      6.64%  $128,534      6.24%  $100,054      6.11%
                                                            =================================================================

Investment securities:
  Held-to-maturity:
    U.S. government and Federal agency obligations             $   716      7.16%         -         -          -         -
                                                            -----------------------------------------------------------------
  Total held-to-maturity                                           716      7.16          -         -          -         -
                                                            -----------------------------------------------------------------
  Available-for-sale:
    Collateralized mortgage obligations                              -         -          -         -          -         -
    FHLMC non-cumulative preferred stock                             -         -          -         -          -         -
    Corporate debt securities                                        -         -          -         -          -         -
    Equity securities Direct (1)                                     -         -          -         -          -         -
      Mutual funds (1)                                               -         -          -         -          -         -
    U.S. government and federal agency obligations              17,472      6.03          -         -          -         -
                                                            -----------------------------------------------------------------
  Total available-for-sale                                      17,472      6.03          -         -          -         -
                                                            -----------------------------------------------------------------
Total investment securities                                    $18,188      6.08%         -         -          -         -
                                                            =================================================================

                                                            ---------------------------------------
                                                                More than Ten
                                                                    Years              Total
                                                            ---------------------------------------
                                                                      Weighted             Weighted
                                                            Carrying   Average   Carrying   Average
                                                             Value      Yield     Value      Yield
                                                            ---------------------------------------

Mortgage-backed securities
  Held-to-maturity:
    FHLMC                                                          -         -%  $    560      6.59%
    FNMA                                                           -         -          -         -
    GNMA                                                           -         -          -         -
                                                            ---------------------------------------
  Total held-to-maturity                                           -         -        560      6.59
  Available-for-sale
    FHLMC                                                     83,980      6.18    158,475      6.12
    FNMA                                                     191,698      6.45    347,435      6.36
    GNMA                                                      19,559      7.02     19,650      7.03
                                                            ---------------------------------------
  Total available-for-sale                                   295,237      6.41    525,560      6.31
                                                            ---------------------------------------
Total mortgage-backed securities                            $295,237      6.41%  $526,120      6.31%
                                                            =======================================

Investment securities:
  Held-to-maturity:
    U.S. government and Federal agency obligations          $      -         -%       716      7.16%
  Total held-to-maturity                                    ---------------------------------------
                                                                   -         -        716      7.16
  Available-for-sale:                                       ---------------------------------------
    Collateralized mortgage obligations                      102,700      5.94    102,700      5.94
    FHLMC non-cumulative preferred stock                           -         -          -         -
    Corporate debt securities                                 57,765      6.51     57,765      6.51
    Equity securities Direct (1)                               5,370     -3.56      5,370     -3.56
      Mutual funds (1)                                         1,780     -9.73      1,780     -9.73
    U.S. government and federal agency obligations                 -         -     17,472         -
                                                            ---------------------------------------
  Total available-for-sale                                   167,615      5.88    185,087      6.29
                                                            ---------------------------------------
Total investment securities                                 $167,615      5.88%  $185,803      6.29%
                                                            =======================================

__________________________


(1) "Yield" derived from unrealized change in market value of equity securities is not included in totals for purposes of the calculation of weighted average yield on the portfolio here or on average balance sheets in Item 7
     - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sources of Funds

     General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank's funds for lending, investing and other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW and other demand accounts, money market savings accounts and certificate accounts. The terms of the fixed-rate certificate accounts offered by the Bank vary from 90 days to five years and the offering rates are established by the Bank on a weekly basis. Once an account is established, no additional amounts are permitted to be deposited in fixed-rate accounts. The Bank's 12-month and step-up certificates permit additions to the account and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Variable-rate certificates offer rates that change each month relative to COFI and additions to the account are permitted. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At March 31, 1999, the Bank had $1.01 billion of certificate accounts maturing in less than one year. The Bank expects to retain a substantial portion of these maturing dollars. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

     During the fourth quarter of fiscal 1998, the Bank opened a wholesale deposit operation (Money Desk) through its Telebanking Center. The Bank's Money Desk solicits deposits directly from individual and institutional investors. At March 31, 1999 the Bank's certificate accounts include $18.5 million generated through the Money Desk. The weighted average interest rate on these deposits was 4.97% at March 31, 1999. During the fourth quarter of fiscal 1999, the Bank made the decision to discontinue its Money Desk effective April 6, 1999 due to the availability of alternative, cost-effective sources of funds, including retail deposit growth and FHLB advances. The Bank does not expect to retain any significant portion of the Money Desk deposits upon their maturity dates, which are all within on year.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                                    For the Year Ended March 31,
                                                              1999              1998              1997
                                                       ----------------------------------------------------
                                                                       (Dollars in thousands)
     Net deposits (withdrawals)                                 $ 24,561          (49,543)          (42,601)
     Interest credited on deposit accounts                        78,153           79,318            71,577
                                                       ----------------------------------------------------
           Total increase in deposit accounts                   $102,714           29,775            28,976
                                                       ====================================================

     At March 31, 1999, the Bank had $247.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                            Weighted
                              Maturity Period                            Amount           Average Rate
          -----------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
          Three months or less                                               $ 79,348                5.14%
          Over three through six months                                        89,079                5.39
          Over six through 12 months                                           66,241                5.06
          Over 12 months                                                       13,185                5.65
                                                                           ------------------------------
                Total                                                        $247,853                5.24%
                                                                           ==============================

   The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                             For the Year Ended March 31,
                                       ---------------------------------------------------------------------------------
                                                       1999                              1998
                                       ---------------------------------------------------------------------------------
                                                      Percent                           Percent
                                                     of Total   Weighted               of Total   Weighted
                                          Average     Average    Average    Average     Average    Average    Average
                                          Balance    Deposits     Yield     Balance    Deposits     Yield     Balance
                                       ---------------------------------------------------------------------------------
                                                                               (Dollars in thousands)

Passbook accounts                        $  147,702      8.30%      2.31%  $  162,874      9.48%      2.58%  $  192,520
Money market savings accounts               290,917     16.34       4.51      193,146     11.25       4.13      111,793
NOW accounts                                133,102      7.48       0.96      126,244      7.35       0.96      106,355
Non-interest bearing accounts                55,028      3.09          -       33,054      1.92          -       27,292
                                       ---------------------------------------------------------------------------------
    Total                                   626,749     35.21       2.84%     515,318     30.00       2.60%     437,960

Certificate accounts:
  Variable-rate certificates of deposit      31,788      1.79       4.98       26,852      1.56       5.03       45,395
  Step-up certificates of deposit            76,681      4.31       5.12      126,123      7.35       5.50      303,595
  Less than 6 months                         47,040      2.64       4.61       49,145      2.86       4.60      171,594
  6 through 11 months                       290,462     16.32       5.22      234,850     13.68       5.41      184,274
  12 though 23 months                       533,774     29.99       5.43      581,927     33.89       5.66      304,984
  24 months through 47 months                83,834      4.71       5.67       76,129      4.43       5.68       85,515
  48 months or greater                       85,498      4.80       5.84       96,835      5.64       5.82      111,648
  Jumbo                                       3,970      0.22       6.27        9,800       .57       5.99       31,021
  Acquired certificates of deposit(1)           152       .01       3.99          328       .02       4.14        1,484
                                       ---------------------------------------------------------------------------------
    Total certificate accounts            1,153,199     64.79       5.35%   1,201,989     70.00       5.55%   1,239,510
                                       ---------------------------------------------------------------------------------
      Total average deposits             $1,779,948    100.00%      4.47%  $1,717,307    100.00%      4.67%  $1,677,470
                                       =================================================================================
                                                  --------------------
                                                     1997
                                                  --------------------
                                                    Percent
                                                   of Total   Weighted
                                                    Average    Average
                                                   Deposits     Yield
                                                  --------------------
Passbook accounts                                     11.48%      2.87%
Money market savings accounts                          6.66       3.52
NOW accounts                                           6.34       0.91
Non-interest bearing accounts                          1.63          -
                                                  --------------------
    Total                                             26.11       2.38%

Certificate accounts:
  Variable-rate certificates of deposit                2.71       4.88
  Step-up certificates of deposit                     18.10       5.77
  Less than 6 months                                  10.23       4.94
  6 through 11 months                                 10.98       5.09
  12 though 23 months                                 18.18       5.35
  24 months through 47 months                          5.10       5.64
  48 months or greater                                 6.65       5.78
  Jumbo                                                1.85       5.39
  Acquired certificates of deposit(1)                  0.09       4.28
                                                  --------------------
    Total certificate accounts                        73.89       5.55%
                                                  --------------------
      Total average deposits                         100.00%      4.72%
                                                  ====================

________________________

(1) These certificates of deposit were acquired in connection with various acquisitions of branch offices from other institutions.

   The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 1999.

                                      Period to Maturity from March 31, 1999                            At March 31,
                    ---------------------------------------------------------------------------------------------------------
                                                            Three to
                      Less than    One to      Two to         Four      Four to    More than
                       One Year   Two Years  Three Years      Years    Five Years  Five Years     1999      1998      1997
                    ---------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
0.00 to 4.00%         $      499          2            -           -           -           -        501        702        828
4.01 to 5.00%            478,858     12,141        2,492         623       4,652         135    498,901     60,740    116,684
5.01 to 6.00%            513,058     27,818       14,430      11,067       5,210         261    571,844  1,035,511  1,034,377
6.01 to 7.00%             19,754      6,873          732       1,232          99           -     28,690     81,086     87,082
7.01 to 8.00%                138          -           23           -           -           -        161        349      1,006
8.01 to 9.00%                  -          -            -           -           -           -          -          -          -
Over 9.01%                   127          -            -           -           -           -        127        127        254
                    ---------------------------------------------------------------------------------------------------------

      Total           $1,012,434     46,834       17,677      12,922       9,961         396  1,100,224  1,178,515  1,240,231
                    =========================================================================================================

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

     At March 31, 1999, the Bank had outstanding FHLB advances and other borrowings of $814.0 million at a weighted average cost of 5.74% secured by GNMA, FNMA and FHLMC MBS and other investment securities. The original terms of the FHLB advances and other borrowings outstanding at March 31, 1999, range from 1 year to 10 years. The Bank expects to continue to utilize FHLB advances and other borrowings including reverse repurchase agreements as secondary sources of funds to deposit liabilities. FHLB advances and other borrowings are utilized to balance the differential net cash flows arising from loan and deposit activities and as a primary funding vehicle for the Bank's investment in MBS and other investment securities. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account.

     During fiscal 1998, the Bank began making increased use of putable borrowings (primarily FHLB advances). Under the putable advance program, in exchange for a favorable interest rate on the borrowing, the Bank grants to the FHLB an option to "put" the advance back to the Bank at specified quarterly "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, the Bank obtains funds below the cost of non-putable FHLB advances which have fixed maturities between the first "put" date and the final maturity date of the putable advance. In exchange for this favorable funding rate, the Bank is exposed to the risk that the advance is "put" back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a new borrowing at a less advantageous cost. The Bank's increased use of putable advances has allowed the Bank to extend the term to maturity and initial "put" dates of its funding in connection with increased investment in balloon MBS products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management".

     The use of reverse repurchase agreements involves the risk that between the dates of "sale" and subsequent repurchase, a decline in the market value of the underlying security may require the sale of additional securities to the counterparty to the reverse repurchase agreement. See "Sources of Funds - FHLB Advances and Other Borrowings".

The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                                 At or For the Years Ended March 31,
                                                     -------------------------------------------------------
                                                           1999                 1998                 1997
                                                     -------------------------------------------------------
                                                                   (Dollars in thousands)
FHLB advances:
  Average balance outstanding                             $855,197             $601,078             $335,188
  Maximum amount outstanding at any
    month-end during the year                              949,000              790,086              545,400
  Balance outstanding at end of year (1)                   764,000              735,886              480,000
  Weighted average interest rate during
    the year                                                  5.57%                5.87%                5.78%
  Weighted average interest rate end
    of year                                                   5.37%                5.70%                5.78%

Reverse repurchase agreements:
  Average balance outstanding                             $ 50,000             $ 50,000             $ 10,129
  Maximum amount outstanding at any
    month-end during the year                               50,000               50,000               50,000
  Balance outstanding at end of year (1)                    50,000               50,000               50,000
  Weighted average interest rate during
    the year                                                  5.87%                5.87%                5.96%
  Weighted average interest rate end
    of year                                                   5.87%                5.87%                5.87%

_______________
(1) Included in the balances of FHLB advances and reverse repurchase agreements outstanding at March 31, 1999 are putable borrowings of $465.0 million and $50.0 million, respectively, with initial put dates ranging from April 1999 to February 2003 and May 1999 to December 1999, respectively. The weighted average term to maturity for these putable borrowings are 40 and 34 months, respectively, and the weighted average terms to first put dates are 14 and 5 months, respectively.

Subsidiary Activities

     Pomona Financial Services, Inc. ("PFS"), a California corporation, is a wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporations described below and acts as trustee under deeds of trusts. For the year ended March 31, 1999, PFS had net earnings of $132,000.

     PFF Financial Services, Inc. ("PFFFS"), a California corporation, is a wholly owned subsidiary of PFS. Prior to July 1994, PFFFS operated as an agency selling various personal and business insurance policies strictly as an adjunct to the Bank's traditional thrift business. As part of the Bank's strategy to diversify the products and services it offers and restructure its balance sheet, a decision was made to expand the role of PFFFS. In July 1994, PFFFS was authorized to sell fixed annuities to the Bank's customers through the Bank's branches. In August 1995, PFFFS was further authorized to offer variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. In addition, PFFFS is working with vendors of other insurance products, such as auto, home and life insurance, to further expand the products and services offered to the Bank's customers and members of the local community. For the year ended March 31, 1999, PFFFS had net earnings of $50,000.

     Diversified Services, Inc. ("DSI"), a California corporation, is a wholly owned subsidiary of PFS. DSI had historically participated as an investor in residential real estate projects. DSI may consider additional real estate activities as market conditions warrant. For the year ended March 31, 1999, DSI had net earnings of $41,000.

Personnel

     As of March 31, 1999, the Bank had 474 full-time employees and 130 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. See
Item 11 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.


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

Holding Company Regulation

     The Bancorp is a non diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Bancorp generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Bancorp of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. Effective April 1, 1999, however, the minimum leverage ratio increased to 4% for all institutions except those with the highest rating on the CAMELS financial institution rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1999, the Bank met each of its capital requirements and it is anticipated that the Bank would not be subject to the interest rate risk component.

     The following table presents the Bank's capital position at March 31, 1999.


                                                                                Actual          Required
                                     Actual       Required       Excess       Percentage       Percentage
                                  -----------------------------------------------------------------------
                                                           (Dollars in thousands)
Tangible                            $201,210        46,429       154,781            6.95%            1.50%
Core (Leverage)                      201,210        86,859       114,351            6.95             3.00
Risk-based                           222,915       142,403        80,512           12.52             8.00

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of under capitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a capital Tier 1 to risk-weighted assets ratio of less than 3% or a Tier 1 capital to total assets ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a Tier 1 capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

  Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned.

Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. During 1998, Financing Corporation payments for SAIF members approximated 6.10 basis points, while BIF members paid
1.22 basis points. By law, there will be equal sharing of Financing Corporation payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged.

     The Bank's assessment rate for fiscal 1999 ranged from 5.8 to 6.1 basis points and the premium paid for this period was $1.0 million all of which was paid towards the Financing Corporation bonds. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

     Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and the SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether any of this legislation will be enacted or the extent to which legislation might restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 1999, the Bank's limit on loans to one borrower was $33.4 million. At March 31, 1999, the Bank's largest aggregate outstanding balance of loans was $29.9 million to a single family tract developer.

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

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 1999, the Bank maintained 81.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule effective in fiscal 1999 established three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeded all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or
(ii) 75% of its net income for the previous four quarters. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations, the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution, or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, institutions in a holding company structure must still give advance notice to the OTS of the capital distribution. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determined that the distribution would be an unsafe or unsound practice. At March 31, 1999, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement was 4% at March 31, 1999, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for March 31, 1999 was 5.7%, which exceeded the applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 1999 totaled $439,000.

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

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement was $1.40 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                          FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company reports its income on a calendar year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The Company files federal income tax returns on a consolidated basis. The Bank has been audited by the IRS through the 1990 tax year and the California Franchise Tax Board through the 1985 tax year and for the 1993 tax year. The statute of limitations has closed for all tax years for both IRS and California Franchise Tax Board purposes through the 1992 tax year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

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

     Pursuant to the Small Business Job Protection Act of 1996 (the "Act"), Congress repealed the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. The Bank changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Bank does not have applicable excess reserves subject to recapture. However, the Bank's tax bad debt reserve balance of approximately $25.3 million (as of March 31, 1999) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to shareholders that would result in recapture of any portion of its bad debt reserves. These reserves would also be subject to recapture if the Bank fails to qualify as a "bank" for federal income tax purposes.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1996 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. The Company does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company will not file a consolidated tax return, except that if the Company owns more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

State and Local Taxation

     State of California. The California franchise tax rate applicable to the Company equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Company); however, the total tax rate cannot exceed 10.84%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six-year weighted average loss experience method. The Bancorp and its California subsidiary file California state franchise tax returns on a combined basis. Assuming that the holding company form of organization is continued to be utilized, the Bancorp, as a savings and loan holding company commercially domiciled in California, will generally be treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Bancorp is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties.
------------------

     PFF Bank & Trust, as of March 31, 1999, conducted its business through twenty-four banking branches, two separate trust offices, a regional loan center, a human resource and training center, plus one executive administrative building and one records center.

     The executive offices for the Bank and the Bancorp are located at 350 South Garey Avenue, Pomona, California.

     Of the twenty-four bank branches, seventeen of the buildings and the land on which they are located are owned, one building is owned on leased land, and six buildings and the land on which they are located are leased. The two separate trust offices and the administrative offices and land on which they are located are leased, and the human resources and training center and the records center and land occupied by them are owned.

     As of March 31, 1999, the net book value of owned real estate including the branch located on leased land totaled $15.8 million. The net book value of leased branch offices was $2.0 million. The net book value of furniture, fixtures and electronic data processing equipment was $6.0 million.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     The Common Stock of PFF Bancorp, Inc. is traded over-the-counter on the NASDAQ National Market under the symbol "PFFB." The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of PFF Bancorp, Inc. common stock. To date, the Bancorp has not paid a dividend to its stockholders. In the future, the Board of Directors may consider a policy of paying cash dividends on the Common Stock. As of March 31, 1999, there were approximately 6,898 holders of the Common Stock of the Company, which includes the approximate number of shares held in street name.

                                           High         Low           Closing
                                       -----------------------------------------

     Year Ended March 31, 1999
          First Quarter                      $21.38         17.75         18.63
          Second Quarter                      19.63         11.50         15.25
          Third Quarter                       16.13         10.75         16.00
          Fourth Quarter                      18.63         15.25         17.50

     Year Ended March 31, 1998
          First Quarter                      $19.00         13.25         18.75
          Second Quarter                      20.13         17.75         19.38
          Third Quarter                       22.19         17.94         19.88
          Fourth Quarter                      21.13         16.88         20.63

Item 6.  Selected Financial Data.
---------------------------------

     The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the consolidated financial statements of the Company and notes thereto - See Item 8
- "Financial Statements and Supplementary Data".

                                                                   At March 31,
                                   ---------------------------------------------------------------------------
                                         1999           1998           1997           1996           1995
                                   ---------------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
Selected Balance Sheet Data:

Total assets                            $2,935,980      2,812,384      2,535,767      2,008,139      1,842,877
Investment securities held-to-
  maturity                                     709            714         16,190         28,026         40,059
Investment securities
 available-for-                            185,087        316,410         87,647          9,932          6,881
  sale
Mortgage-backed securities held-
  to-maturity                                  556          1,373          5,490          7,134         80,778
Mortgage-backed securities
  available-for-sale                       525,560        481,620        486,009        125,588              -
Trading securities                           4,271              -              -              -              -
Investment in real estate                    6,371            731          1,113            911          1,449
Loans held for sale                          3,531            701            736          6,015              -
Loans receivable, net(1)                 2,026,081      1,827,614      1,819,209      1,574,935      1,605,675
Deposits                                 1,843,538      1,740,824      1,711,049      1,682,073      1,669,416
FHLB advances and other
  borrowings                               814,000        785,886        530,000         19,722         49,095
Stockholders' equity, substantially
  restricted                               242,665        254,278        265,526        289,071        108,053

                                                        (continued on next page)

                                                             For the Year Ended March 31,
                                          ----------------------------------------------------------------------
                                           1999              1998           1997           1996           1995
                                          ----------------------------------------------------------------------
                                                  (Dollars in thousands, except per share amounts)

Selected Operating Data:

Interest income                           $206,955         191,368        168,515         136,173        108,009
Interest expense                           130,356         118,517         99,306          87,556         62,066
                                          ----------------------------------------------------------------------
Net interest income                         76,599          72,851         69,209          48,617         45,943
Provision for loan losses                    4,020           7,099         13,661          10,895         13,901
                                          ----------------------------------------------------------------------
Net interest income after
  provision for loan losses                 72,579          65,752         55,548          37,722         32,042
Non-interest income                         15,548          14,280         10,227           8,139          4,912
Non-interest expense:
  General and administrative
    expense                                 54,960          51,560         49,381          40,475         39,534
  SAIF recapitalization assessment               -               -         10,900               -              -
  Foreclosed real estate operations,
    net                                        (45)            473           (325)          1,670          4,691
                                          ----------------------------------------------------------------------
Total non-interest expense                  54,915          52,033         59,956          42,145         44,225
                                          ----------------------------------------------------------------------
Earnings (loss) before income
  taxes                                     33,212          27,999          5,819           3,716         (7,271)
Income taxes (benefit)                      14,208          12,019          3,087           1,651         (3,112)
                                          ----------------------------------------------------------------------
Net earnings (loss)                       $ 19,004          15,980          2,732           2,065         (4,159)
                                          ======================================================================
Basic earnings per share (2)              $   1.37            1.00           0.15             N/A            N/A
                                          ======================================================================
Diluted earnings per share (2)            $   1.29             .95           0.15             N/A            N/A
                                          ======================================================================

                                                        (continued on next page)

                                                           At or for the Year Ended March 31,
                                              ------------------------------------------------------------------
                                                   1999         1998          1997          1996           1995
                                              ------------------------------------------------------------------
                                                                 (Dollars in thousands)
Performance Ratios (3):
  Return on average assets                        0.64%         0.60          0.12           0.11          (0.24)
  Return on average equity                        7.92          6.07          0.96           1.86          (3.68)
  Average equity to average assets                8.08          9.87         12.10           5.88           6.60
  Equity to total assets at end of period         8.27          9.04         10.47          14.39           5.86
  Net interest spread (4)                         2.47          2.41          2.52           2.51           2.63
  Effective interest spread (5)                   2.71          2.82          3.05           2.66           2.80
  Average interest-earning assets to
    average interest-bearing liabilities        105.16        108.98        112.04         103.17         104.52
  Efficiency ratio (6)                           59.64         59.18         62.16          71.31          77.74
  General and administrative
    expense to average assets                     1.85          1.93          2.10           2.14           2.31
Regulatory Capital Ratios (3)(7):
  Tangible capital                                6.95          7.10          8.46          10.53           5.67
  Core capital                                    6.95          7.10          8.46          10.53           5.67
  Risk-based capital                             12.52         14.17         16.54          20.93          10.56
Asset Quality Ratios (3):
  Non-performing loans as a percent of
    gross loans receivable (8)(9)                 0.50          0.88          1.24           1.41           1.43
  Non-performing assets as a percent
    of total assets (9)                           0.56          0.88          1.80           2.17           1.99
  Allowance for loan losses as a
    percent of gross loans receivable (8)         1.18          1.33          1.47           1.21           1.16
  Allowance for loan losses as a
    percent of non-performing loans (9)         237.56        151.27        118.72          86.01          81.36
  Number of full-service customer
    facilities                                      24            23            23             22             22
  Loan originations                           $987,604       557,428       499,667        265,210        403,073

____________________________
(1) The allowances for loan losses at March 31, 1999, 1998, 1997, 1996, and 1995 were $26.2 million, $26.0 million, $27.7 million, $19.7 million, and $19.3 million, respectively.
(2) Earnings per share have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. Performance Ratios are based on average daily balances during the indicated periods.
(4) Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Effective interest spread represents net interest income as a percent of average interest-earning assets.
(6) The efficiency ratio represents general and administrative expense as a percent of net interest income plus non-interest income.
(7) For definitions and further information relating to the Bank's regulatory capital requirements, see "Regulation - Federal Savings Institution Regulation - Capital Requirements."
(8) Gross loans receivable includes loans receivable held for investment and loans held for sale and excludes loans held for accelerated disposition.
(9) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. It is the Bank's policy to cease accruing interest on loans 90 days or more past due. See "Business of the Bank - Non-Accrual and Past Due Loans" and "Real Estate."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
    of Operations.
    -------------

Asset/Liability Management

     The Company's earnings depend primarily on its net interest income. Net interest income is affected by net interest spread. Changes in net interest spread ("interest rate risk") are influenced to a significant degree by the repricing characteristics of assets and liabilities ("timing risk"), the relationship between various rates ("basis risk"), customer options, and changes in the shape of the yield curve.

     The Company's Asset/Liability Committee ("ALCO") is responsible for implementing the interest rate risk policies designed to manage its interest rate risk exposure. The Board of Directors approves acceptable interest rate risk levels designed to provide sufficient net interest income and market value of shareholder equity (NPV) assuming specified changes in interest rates. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.

     One measure of the Company's exposure to interest rate risk is shown in the following table which sets forth the repricing frequency of its major assets and liabilities as of March 31, 1999. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, and the scheduled principal payments and estimated prepayments. Repricing of liabilities are based upon the contractual maturities, estimated decay rates for passbook, NOW and other demand accounts and money market savings accounts ("core deposits"), and the earliest repricing opportunity for variable and floating rate instruments. The Company also had $515.0 million of putable borrowings on the balance sheet as of March 31, 1999 that are assumed to reprice at their contractual final maturity. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used, or if actual experience differed from that assumed.

                                                                                     March 31, 1999
                                                               ---------------------------------------------------------
                                                                              More than 3    More than 6   More than 12
                                                                  3 Months    Months to 6   Months to 12    Months to 3
                                                                   or Less       Months        Months          Years
                                                               ---------------------------------------------------------
                                                                                                  (Dollars in thousands)
Interest-earning assets:
  Cash, investment securities and FHLB stock (1)                 $  178,176         1,175          2,743          5,253
  Loans and mortgage-backed securities: (1)
    Mortgage-backed securities                                       47,987        40,613         78,426        167,186
    Loans receivable, net                                           944,568       332,103        180,971        364,474
                                                               --------------------------------------------------------

     Total loans and mortgage-backed securities                     992,555       372,716        259,397        531,660
                                                               --------------------------------------------------------
     Total interest-earning assets                                1,170,731       373,891        262,140        536,913
  Non-interest earning assets                                             -             -              -              -
                                                               ---------------------------------------------------------
     Total assets                                                $1,170,731       373,891        262,140        536,913
                                                               ========================================================

Interest-bearing liabilities:
  Fixed maturity deposits                                        $  364,695       355,174        289,854         63,776
  Core deposits (2)                                                  48,905        48,905         97,812        391,246
                                                               --------------------------------------------------------
     Total deposits                                                 413,600       404,079        387,666        455,022
  Borrowings (3)                                                     65,000        70,000         45,000        224,000
                                                               --------------------------------------------------------
     Total interest-bearing liabilities                             478,600       474,079        432,666        679,022
  Non-interest bearing liabilities                                        -             -              -              -
  Equity                                                                  -             -              -              -
                                                               --------------------------------------------------------

     Total liabilities and stockholders' equity                  $  478,600       474,079        432,666        679,022
                                                               ========================================================
Interest sensitivity gap                                         $  692,131      (100,188)      (170,526)      (142,109)
Cumulative interest sensitivity gap                              $  692,131       591,943        421,417        279,308
Cumulative interest sensitivity gap as a
  percentage of total assets                                          23.57%        20.16          14.35           9.51
Cumulative interest-earning assets as a
  percentage of cumulative interest-
  bearing liabilities                                                244.62%       162.13         130.42         113.53

                                                                                       March 31, 1999
                                                            --------------------------------------------------------
                                                               More than 3
                                                               Years to 5  More than 5                    Fair
                                                                 Years        Years         Total        Value
                                                            --------------------------------------------------------

Interest-earning assets:
  Cash, investment securities and FHLB stock (1)                  30,325        49,803        267,475        267,482
  Loans and mortgage-backed securities: (1)
    Mortgage-backed securities                                   106,275        85,629        526,116        526,120
    Loans receivable, net                                         70,325       137,171      2,029,612      2,034,596
                                                            --------------------------------------------------------

     Total loans and mortgage-backed securities                  176,600       222,800      2,555,728      2,034,596
                                                            ---------------------------------------------------------
     Total interest-earning assets                               206,925       272,603      2,823,203      2,828,198
  Non-interest earning assets                                          -       112,777        112,777        112,777
                                                            --------------------------------------------------------
     Total assets                                                206,925       385,380      2,935,980      2,940,975
                                                            ========================================================

Interest-bearing liabilities:
  Fixed maturity deposits                                         21,094           364      1,094,957      1,098,802
  Core deposits (2)                                              142,554        19,159        748,581        748,581
                                                            --------------------------------------------------------
     Total deposits                                              163,648        19,523      1,843,538      1,847,383
  Borrowings (3)                                                 345,000        65,000        814,000        737,083
                                                            --------------------------------------------------------
     Total interest-bearing liabilities                          508,648        84,523      2,657,538      2,584,466
  Non-interest bearing liabilities                                     -        35,777         35,777         35,777
  Equity                                                               -       242,665        242,665        242,665
                                                            --------------------------------------------------------

     Total liabilities and stockholders' equity                  508,648       362,965      2,935,980      2,862,908
                                                            ========================================================
Interest sensitivity gap                                        (301,723)      188,080        165,665
Cumulative interest sensitivity gap                              (22,415)      165,665
Cumulative interest sensitivity gap as a
  percentage of total assets                                       (0.76)         5.64
Cumulative interest-earning assets as a
  percentage of cumulative interest-
  bearing liabilities                                              99.13        106.23

______________
(1) Based upon contractual maturities, repricing date, and forecasted principal payments assuming normal amortization and, where applicable prepayments.
(2)  Assumes annual decay rates ranging from 17%-35%.
(3)  Putable borrowings are presented based upon contractual final maturities.

  The Company's one year GAP at March 31, 1999, was 14.35% (i.e., more interest earning assets reprice within one year than interest-bearing liabilities); this compares with 11.07% at March 31, 1998. The increase in the Company's one-year repricing GAP between March 31, 1998 and 1999 is attributable, in part, to an acceleration in the assumed level of principal prepayments on loans and MBS between the two years. The Company's continuing strategy to limit its interest rate risk exposure is emphasizing the origination of adjustable rate loans indexed to more responsive indices such as the one year CMT and the Prime rate and attempting to more closely match the sensitivity of liabilities to the anticipated repricing characteristics of assets through the use of putable borrowings and growth in core deposits.

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

  The Company forecasts its net interest income for the next twelve months, and its NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this "base case" has been established, the Company subjects its balance sheet to instantaneous and sustained rate changes of 100, 200, 300 and 400 basis points to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. The model then re-forecasts net interest income and NPV. The table below indicates the results of the Company's internal modeling of its balance sheet as of March 31, 1999. Once again, it should be noted that the internal calculation of the Company's sensitivity to interest rate changes would vary substantially if different assumptions were used, or if the Company's response to changes in interest rates included changes in the structure of its balance sheet.

                                                 Percentage Change
                                ------------------------------------------------
     Change in Interest Rates
         (in basis points)      Net Interest Income(1)   Net Portfolio Value(2)
     ---------------------------------------------------------------------------
                200                             (2.1)%                  (14.5)%
                100                             (0.2)                    (6.3)
               (100)                            (1.3)                     2.7
               (200)                            (2.6)                     3.7

     _________________
     (1) This percentage change represents the impact to net interest income for the period from April 1, 1999 through March 31, 2000 assuming the Company does not change the structure of its balance sheet.
     (2) This percentage represents the NPV of the Company assuming no changes to the balance sheet.

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

  The OTS produces an analysis of the Bank's interest rate risk using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports. The results of the OTS model may vary from the Bank's internal model primarily due to differences between assumptions utilized in the Bank's internal model and the OTS model, including estimated loan market rates, prepayment rates, reinvestment rates and deposit decay rates. As of March 31, 1999, the Bank's sensitivity measure, as calculated by the OTS, was a negative 1.52%.
This represents an increase in sensitivity of 30 basis points from the March 31, 1998 results.

Average Balance Sheets

  The following table sets forth certain information relating to the Company for the years ended March 31, 1999, 1998, and 1997. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees that are considered adjustments to yields.

                                                                                              Year Ended March 31,
                                                                -------------------------------------------------------------------
                                                                     1999                             1998
                                                                --------------------------------------------------------------------
                                                                                          Average                          Average
                                                                     Average               Yield/     Average               Yield/
                                                                     Balance    Interest    Cost      Balance    Interest    Cost
                                                                --------------------------------------------------------------------
Assets:                                                                         (Dollars in Thousands)

 Interest-earning assets:
  Interest-earning deposits and short-term investments                40,037    $   1,921    4.80%  $   30,158   $   1,590    5.27%
  Investment securities, net                                         270,164       16,842    6.23      179,895      11,931    6.63
  Mortgage-backed securities, net                                    596,185       37,471    6.29      489,562      33,167    6.77
  Loans receivable, net                                            1,872,869      148,013    7.90    1,853,686     142,815    7.70
  FHLB stock                                                          47,778        2,708    5.67       30,911       1,865    6.03
                                                                ---------------------------       -------------------------
      Total interest-earning assets                                2,827,033      206,955    7.32    2,584,212     191,368    7.41
  Non-interest-earning assets                                        139,799                            85,842
                                                                ---------------                   --------------
        Total assets                                              $2,966,832                        $2,670,054
                                                                ===============                   ==============
Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
  Passbook accounts                                               $  147,702        3,405    2.31   $  162,874       4,205    2.58
  Money market savings accounts                                      290,917       13,131    4.51      193,146       7,981    4.13
  NOW and other demand deposit accounts                              188,130        1,293    0.69      159,298       1,214    0.76
  Certificate accounts                                             1,153,199       61,705    5.35    1,201,989      66,755    5.55
                                                                -------------------------         ------------------------
    Total                                                          1,779,948       79,534    4.47    1,717,307      80,155    4.67
  FHLB advances and other borrowings                                 905,197       50,711    5.60      651,078      38,233    5.87
  Other                                                                3,101          111    3.58        2,910         129    4.43
                                                                -------------------------         -------------------------
    Total interest-bearing liabilities                             2,688,246      130,356    4.85    2,371,295     118,517    5.00
                                                                              -----------                      ------------
  Non-interest-bearing liabilities                                    38,729                            35,318
                                                                --------------                   --------------
    Total liabilities                                              2,726,975                         2,406,613
  Stockholders' equity                                               239,857                           263,441
                                                                --------------                   --------------
     Total liabilities and stockholders' equity                   $2,966,832                        $2,670,054
                                                                ==============                   ==============
  Net interest income                                                         $    76,599                       $   72,851
                                                                          =================                 ================
  Net interest spread                                                                        2.47                             2.41
  Effective interest spread                                                                  2.71%                            2.82%
  Ratio of interest-earning assets to interest-
   bearing liabilities                                                105.16%                           108.98%

                                                                --------------------------------------
                                                                                1997
                                                                --------------------------------------
                                                                                          Average
                                                                     Average              Yield/
                                                                     Balance    Interest   Cost
                                                                -------------------------------------
Assets:

  Interest-earning assets:
   Interest-earning deposits and short-term investments           $   35,676  $     2,005    5.62%
   Investment securities, net                                         62,671        4,292    6.85
   Mortgage-backed securities, net                                   406,703       27,723    6.82
   Loans receivable, net                                           1,743,487      133,116    7.64
   FHLB stock                                                         21,383        1,379    6.45
                                                                --------------------------
     Total interest-earning assets                                 2,269,920      168,515    7.42
   Non-interest-earning assets                                        78,368
                                                                --------------
     Total assets                                                 $2,348,288
                                                                ==============
Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
  Passbook accounts                                               $  192,520        5,525    2.87
  Money market savings accounts                                      111,793        3,935    3.52
  NOW and other demand deposit accounts                              133,647        1,096    0.82
  Certificate accounts                                             1,239,510       68,690    5.55
                                                                --------------------------
    Total                                                          1,677,470       79,246    4.72
  FHLB advances and other borrowings                                 345,317       19,981    5.79
  Other                                                                3,223           79    2.45
                                                                --------------------------
    Total interest-bearing liabilities                             2,026,010       99,306    4.90
                                                                                ----------
  Non-interest-bearing liabilities                                    38,143
                                                                --------------
    Total liabilities                                              2,064,153
  Stockholders' equity                                               284,135
                                                                --------------
     Total liabilities and stockholders' equity                   $2,348,288
                                                                ==============
Net interest income                                                              $ 69,209
                                                                                ==========

Net interest spread                                                                          2.52
Effective interest spread                                                                    3.05%
Ratio of interest-earning assets to interest-
  bearing liabilities                                                 112.04%

Rate/Volume Analysis

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes attributable to changes in rate volume (change in rate multiplied by change in volume); and (iv) the net change.

                                                               Year Ended March 31, 1999            Year Ended March 31, 1998
                                                                      Compared To                          Compared To
                                                               Year Ended March 31, 1998            Year Ended March 31, 1997
                                                        ------------------------------------------------------------------------
                                                                  Increase (Decrease)                  Increase (Decrease)
                                                                         Due to                              Due to
                                                        ------------------------------------------------------------------------
                                                                               Rate/                              Rate/
                                                           Volume     Rate    Volume     Net    Volume    Rate   Volume     Net
                                                        ------------------------------------------------------------------------
                                                                                  (Dollars In Thousands)
   Interest-earning Assets:
    Interest-earning deposits and short-term investments   $  521      (143)     (47)     331     (310)    (125)     20     (415)
    Investment securities, net (1)                          5,987      (716)    (360)   4,911    8,030     (138)   (253)   7,639
    Mortgage-backed securities, net (1)                         -         -        -        -    5,651     (203)     (4)   5,444
    Loans held for sale                                     1,478     3,682       38    5,198        -        -       -        -
    Loans receivable, net (2)                               7,224    (2,397)    (523)   4,304    8,419    1,046     234    9,699
    FHLB stock                                              1,018      (113)     (62)     843      615      (90)    (39)     486
                                                        ------------------------------------------------------------------------
        Total interest-earning assets                     $16,228       313     (954)  15,587   22,405      490     (42)  22,853
                                                        ------------------------------------------------------------------------
   Interest-bearing Liabilities:
    Passbook accounts                                      $ (392)     (450)      42     (800)    (851)    (558)     89   (1,320)
    Money market savings accounts                           4,040       737      373    5,150    2,864      682     500    4,046
    NOW and other demand deposit accounts                     220      (119)     (22)      79      210      (80)    (12)     118
    Certificate accounts                                   (2,710)   (2,439)      99   (5,050)  (2,082)       -     147   (1,935)
    FHLB advances and other borrowings                     14,923    (1,758)    (687)  12,478   17,704      276     272   18,252
    Other                                                       8       (25)      (1)     (18)      (8)      64      (6)      50
                                                        ------------------------------------------------------------------------
         Total interest-bearing liabilities                16,089    (4,054)    (196)  11,839   17,837      384     990   19,211
                                                        ------------------------------------------------------------------------
         Change in net interest income                    $   139     4,367     (758)   3,748    4,568      106  (1,032)   3,642
                                                        ========================================================================


     _________________________
    (1) Includes assets available-for-sale.
    (2) Included in the increases/(decreases) in interest income on loans receivable, net for the year ended March 31, 1999 compared to 1998, the year ended March 31, 1998 compared to 1997 are increases/(decreases) in interest income on loans held for sale attributable to volume and rate of $(3.4 million) and $(267,000); $3.2 million and $82,000, respectively.

Comparison of Operating Results for the Years Ended March 31, 1999 and March 31, 1998

General
-------

     The Company reported net earnings of $19.0 million for fiscal 1999 compared to net earnings of $16.0 million for fiscal 1998. The improvement in operating resul ts between fiscal 1999 and fiscal 1998 was attributable to three factors:
(i) an increase in net interest income from $72.9 million for fiscal 1998 to $76.6 million for fiscal 1999 attributable to growth in average interest-earning assets (ii) a decrease in the provision for loan losses from $7.1 million for fiscal 1998 to $4.0 million for fiscal 1999 arising from an improvement in asset quality and (iii) an increase in non-interest income from $14.3 million for fiscal 1998 to $15.5 million for fiscal 1999 driven principally by increases in deposit and related fees from $8.2 million for fiscal 1998 to $8.6 million for fiscal 1999 and the gain on trading securities of $569,000 for fiscal 1999 compared to zero for fiscal 1998.

Interest Income
---------------

     Interest income for fiscal 1999 was $207.0 million compared to $191.4 million for fiscal 1998, an increase of $15.6 million or 8.2%. The increase in interest income between fiscal 1998 and fiscal 1999 was attributable to a $242.8 million increase in average interest-earning assets from $2.58 billion for fiscal 1998 to $2.83 billion for fiscal 1999. The yield on average interest-earning assets was 7.32% for fiscal 1999 compared to 7.41% for fiscal 1998.

     The increase in average interest-earning assets between fiscal 1998 and fiscal 1999 was comprised principally of a $90.3 million increase in the average balance of investment securities from $179.9 million for fiscal 1998 to $270.2 million for fiscal 1999, a $19.2 million increase in the average balance of loans receivable, net from $1.85 billion for fiscal 1998 to $1.87 billion for fiscal 1999 and $106.6 million increase in the average balance of mortgage-backed securities (MBS) from $489.6 million for fiscal 1998 to $596.2 million for fiscal 1999. The increases in the average balances of MBS and investment securities between fiscal 1998 and 1999 reflect activity during fiscal 1998 and early fiscal 1999.

     During mid-fiscal 1999, the Company undertook a strategy of reducing its wholesale leverage (MBS and investment securities funded with FHLB advances and other borrowings). This strategy was undertaken in connection with an increased focus by the Company on enhancing its net interest spread and achieving an earnings stream and balance sheet comprised to a greater extent by commercial business, construction and land, commercial real estate and consumer loans (collectively, the "Four-C's") on the asset side and money market savings, passbook, NOW and other demand deposits (core deposits) on the liability side. Strong loan origination volumes of the Four-C's have provided an investment alternative for the Company which is preferential over MBS or investment securities and is consistent with its long term strategic objectives. Additionally, having passed the three year anniversary of the Bank's March 28, 1996 mutual to stock conversion, the Company has alternative avenues for capital management available to it (e.g. stock repurchases) which did not exist prior to March 28, 1999. The average yield on loans receivable, net increased 20 basis points from 7.70% for fiscal 1998 to 7.90% for fiscal 1999 reflecting the Bank's increased emphasis on the origination of the Four-C's. The disbursed balance of the Four-C's averaged $370.0 million or 19.76% of average total loans receivable, net during fiscal 1999 compared to $259.2 million or 13.98% for fiscal 1998.

     The Bank also increased the proportion of its loan portfolio comprised by single-family residential mortgage loans which provide for a 36 to 84 month fixed-rate of interest before transitioning to an adjustable-rate loan tied to the one-year constant maturity treasury (CMT) index (hybrid ARMs). During fiscal 1999, the Bank's portfolio of hybrid ARM loans averaged $418.0 million at an average yield of 7.08% compared to $318.9 million at an average yield of 7.22% during fiscal 1998. Unlike the typical COFI based adjustable-rate loans originated by the Bank, these hybrid ARM loans are not originated with lower introductory rates.

     The increase in yield on loans receivable, net attributable to the change in the composition of the loan portfolio was partially offset by a decrease in the general level of interest rates and an increase in the level of prepayments of higher yielding residential mortgage loans. These prepayments also resulted in an increase in the amortization of premiums paid on loans purchased. This premium amortization amounted to $2.4 million for fiscal 1999 compared to $784,000 for fiscal 1998. At March 31, 1999, the Bank's weighted average carrying value of loans purchased from others as a percentage of outstanding principal balance was 101.6%.

     The average yield on investment securities decreased from 6.63% for fiscal 1998 to 6.23% for fiscal 1999 as lower-yielding adjustable rate collateralized mortgage obligations (CMOs) indexed primarily to the one-month London Interbank Offered Rate (LIBOR) were added to the portfolio during the first half of fiscal 1999 prior to the Company's decision during mid-fiscal year to begin de-emphasizing wholesale leverage. The decrease in the yield on investment securities between fiscal 1998 and fiscal 1999 was attributable in part to a decrease in one month LIBOR. One month LIBOR decreased from 5.63% at March 31, 1998 to 4.93% at March 31, 1999. Premium amortization on investment securities of $780,000 for fiscal 1999 and $131,000 for fiscal 1998 decreased the yield on investment securities by 29 basis points and 8 basis points for fiscal 1999 and 1998, respectively. The average yield on MBS decreased from 6.77% for fiscal 1998 to 6.29% for fiscal 1999. This decrease in the yield on MBS was attributable in part to a decrease in the general level of interest rates during fiscal 1999, particularly the one year CMT index to which 43.3% of the Company's MBS portfolio is tied. The CMT index decreased from 5.41% at March 31, 1998 to 3.86% on October 16, 1998 before increasing to 4.72% at March 31, 1999.
Premium amortization on MBS of $3.3 million for fiscal 1999 and $2.0 million for fiscal 1998 decreased the yield on MBS by 55 basis points and 41 basis points for fiscal 1999 and 1998, respectively. The weighted average cost basis of the MBS and other investment securities held by the Company at March 31, 1999 was
100.9 percent of par value.

Interest Expense
----------------

     Interest expense for fiscal 1999 was $130.4 million compared to $118.5 million for fiscal 1998, an increase of $11.8 million or 10.0%. The increase in interest expense between fiscal 1998 and fiscal 1999, was due to a $317.0 million increase in average interest-bearing liabilities from $2.37 billion for fiscal 1998 to $2.69 billion for fiscal 1999 partially offset by a decrease in the average cost of interest-bearing liabilities from 5.00% for fiscal 1998 to 4.85% for fiscal 1999. The increase in the average balance of interest-bearing liabilities was principally attributable to a $254.1 million increase in the average balance of FHLB advances and other borrowings from $651.1 million for fiscal 1998 to $905.2 million for fiscal 1999. The average balance of deposits increased $62.6 million from $1.72 billion for fiscal 1998 to $1.78 billion for fiscal 1999. During fiscal 1999, the Bank utilized FHLB advances and other borrowings as its primary funding source for its investments in MBS and other investment securities and as a means of managing the difference in cash flows between retail loan and deposit activity in a manner complementary to the overall interest rate risk and profitability objectives of the Bank. The average cost of deposits decreased from 4.67% for fiscal 1998 to 4.47% for fiscal 1999. Contributing to the decrease in the average cost of deposits was a $111.4 million increase in the average balance of core deposits from $515.3 million for fiscal 1998 to $626.7 million for fiscal 1999. The average cost of FHLB advances and other borrowings decreased from 5.87% for fiscal 1998 to 5.60% for fiscal 1999. This decrease reflects the decrease in the general level of interest rates during fiscal 1999.

Provision for Loan Losses
--------------------------

     Provision for loan losses was $4.0 million for fiscal 1999 compared to $7.1 million for fiscal 1998. The decrease in provision for losses between fiscal 1998 and 1999 reflects an improvement in the Bank's overall level of asset quality as well as an assessment by the Bank of an improvement in general economic conditions and property valuations in its market area. Non-accrual loans were $11.0 million or 0.50%, of gross loans receivable at March 31, 1999 compared to $17.2 million or 0.88% of gross loans receivable at March 31, 1998. The allowance for loan losses was $26.2 million or 1.18% of gross loans receivable at March 31, 1999 compared to $26.0 million or 1.33% of gross loans receivable at March 31, 1998.

Non-interest Income
-------------------

     Non-interest income was $15.5 million for fiscal 1999 compared to $14.3 million for fiscal 1998, an increase of $1.3 million or 8.9%. The increase between fiscal 1998 and fiscal 1999 was attributable principally to an increase in deposit and related fees from $8.2 million for fiscal 1998 to $8.6 million for fiscal 1999 due to a combination of higher volumes of core deposit activity and an increased emphasis on the assessment and collection of fees. The income from the sale of non-deposit investments decreased from $1.6 million for fiscal 1998 to $1.1 million for fiscal 1999. Trust fees were $1.9 million for fiscal 1998 and 1999. Gain on sales of loans and securities was $698,000 for fiscal 1999 compared to $1.6 million for fiscal 1998. The $698,000 for fiscal 1999 is comprised of gains on sales of loans of $672,000 and gain on sales of securities of $26,000. During fiscal 1999, the Bancorp established a trading portfolio comprised principally by readily marketable equity securities. This portfolio is managed by the Bank's Trust Department with the objective of enhancing the overall returns to the Bancorp. The net gain from trading activity was $569,000 for fiscal 1999.

Non-interest Expense
--------------------

     Non-interest expense was $54.9 million for fiscal 1999 compared to $52.0 million for fiscal 1998, a increase of $2.9 million or 5.5%. The $1.5 million increase in marketing and professional services expense between fiscal 1999 and fiscal 1998 is attributable principally to the costs associated with the Bank's image branding campaign which carries the theme, "As big as you need, as small as you like."

     General and administrative expense was $55.0 million or 1.9% of average assets for fiscal 1999 compared to $51.6 million or 1.9% of average assets for fiscal 1998, an increase of $3.4 million or 6.6%. Compensation and benefits expense increased $1.2 million from $26.8 million for fiscal 1998 to $28.0 million for fiscal 1999. Included in compensation and benefits expense are non-cash charges of $2.7 million and $1.9 million associated with the Bank's ESOP and 1996 Incentive Plan. Occupancy and equipment expense was $12.1 million for fiscal 1999 compared to $11.6 million for fiscal 1998. The $519,000 increase in occupancy and equipment expense between fiscal 1998 and fiscal 1999 is attributable principally to depreciation on computer equipment related to upgrades to the Bank's wide area networked personal computers and service bureau charges. Foreclosed real estate operations, net generated income of $45,000 for fiscal 1999 compared to expense of $473,000 for fiscal 1998 reflecting an improved regional economy and real estate market.

Income Taxes
------------

     Income taxes were $14.2 million for fiscal 1999 compared to $12.0 million for fiscal 1998. The effective income tax rate for fiscal 1999 was 42.8% compared to an effective rate of 42.9% for fiscal 1998.

Comparison of Financial Condition at March 31, 1999 and March 31, 1998
----------------------------------------------------------------------

     Total assets at March 31, 1999 were $2.94 billion compared to $2.81 billion at March 31, 1998 an increase of $123.6 million or 4.4%. Loans receivable, net increased $198.5 million from $1.83 billion at March 31, 1998 to $2.03 billion at March 31, 1999. Loan originations were $987.6 million for fiscal 1999 compared to $557.4 million for fiscal 1998. The increase in originations between fiscal 1998 and 1999 reflects the impact of a very favorable interest rate environment for re-finance activity combined with an increase in real estate values and sales volume in the Bank's market areas. The weighted average initial contract rate for total loan originations was 8.58% for fiscal 1999, compared to 8.75% for fiscal 1998. Originations of the Four-C's totaled $577.8 million for fiscal 1999 compared to $308.4 million for fiscal 1998 reflecting the Bank's emphasis on these areas of lending. Investment securities available-for-sale decreased $131.3 million from $316.4 million at March 31, 1998 to $185.1 million at March 31, 1999. MBS available-for-sale increased $43.9 million from $481.6 million at March 31, 1998 to $525.6 million at March 31, 1999. The increase in FHLB stock from $39.5 million at March 31, 1998 to $50.3 million at March 31, 1999 reflects the additional stock the Bank is required to hold based upon its level of outstanding FHLB advances. Prepaid expenses and other assets were $23.3 million at March 31, 1999 compared to $47.2 million at March 31, 1998 due to MBS sold but not yet settled as of March 31, 1998.

     Total liabilities at March 31, 1999 were $2.69 billion compared to $2.56 billion at March 31, 1998, an increase of $135.2 million or 5.3%. Total deposits of the Bank were $1.84 billion at March 31, 1999 compared to $1.74 billion at March 31, 1998. FHLB advances and other borrowings were $814.0 million at March 31, 1999 compared to $785.9 million at March 31, 1998. The increase in FHLB advances and other borrowings between March 31, 1998 and 1999 was attributable to the Bank's use of FHLB advances and other borrowings to supplement deposits in funding the growth in loans receivable during fiscal 1999. As noted above in the discussion of interest income, during mid-fiscal 1999 the Company began reducing its level of wholesale leverage.

     Total stockholders' equity decreased $11.6 million from $254.3 million at March 31, 1998 to $242.7 million at March 31, 1999. The $11.6 million decrease is comprised principally of a $15.3 million decrease in additional paid-in-capital partially offset by a $3.7 million decrease in unearned stock-based compensation and a $3.6 million decrease in accumulated other comprehensive earnings (loss) on securities available-for-sale. The $15.3 million decrease in additional paid-in-capital was attributable principally to the Company's repurchase during fiscal 1999 of 1,664,144 shares of its outstanding common stock, at a weighted average price of $19.29 per share. The $3.5 million increase in retained earnings from $106.6 million at March 31, 1998 to $110.2 million at March 31, 1999 reflects $15.5 million attributable to the amount paid by the Company to repurchase its common stock in excess of the issuance price of the stock, partially offset by the Company's net earnings of $19.0 million for fiscal 1999. The $3.7 million decrease in unearned stock-based compensation was attributable to the amortization of shares under the Company's ESOP and 1996 Incentive Plan.

Comparison of Operating Results for the Years Ended March 31, 1998 and March 31, 1997

General
-------

     The Company reported net earnings of $16.0 million for fiscal 1998 compared to net earnings of $2.7 million for fiscal 1997. The improvement in operating results between fiscal 1998 and fiscal 1997 was attributable to four factors:
(i) an increase in net interest income from $69.2 million for fiscal 1997 to $72.9 million for fiscal 1998 attributable to growth in average interest-earning assets (ii) a decrease in the provision for loan losses from $13.7 million for fiscal 1997 to $7.1 million for fiscal 1998 arising from an improvement in asset quality (iii) an increase in non-interest income from $10.2 million for fiscal 1997 to $14.3 million for fiscal 1998 driven principally by an increase in deposit and related fees from $9.0 million for fiscal 1997 to $11.7 million for fiscal 1998 and (iv) the impact on fiscal 1997 of the Bank's $10.9 million share of the SAIF recapitalization assessment.

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

     The increase in average interest-earning assets between fiscal 1997 and fiscal 1998 was comprised principally of a $117.2 million increase in the average balance of investment securities from $62.7 million for fiscal 1997 to $179.9 million for fiscal 1998, a $110.2 million increase in the average balance of loans receivable, net from $1.74 billion for fiscal 1997 to $1.85 billion for fiscal 1998 and $82.9 million increase in the average balance of MBS from $406.7 million for fiscal 1997 to $489.6 million for fiscal 1998. The average yield on loans receivable, net increased 6 basis points from 7.64% for fiscal 1997 to 7.70% for fiscal 1998 reflecting the Bank's increased emphasis on the origination of mortgages which provide higher yields than those earned on single-family residential FHLB and COFI based loan products. The disbursed balance of the Bank's portfolio of construction loans totaled $90.3 million at an average yield of 10.02% during fiscal 1998 compared to $74.7 million at an average yield of 11.49% during fiscal 1997.

     The Bank has also increased the proportion of its loan portfolio comprised by hybrid ARM loans. During fiscal 1998, the Bank's portfolio of hybrid ARM loans averaged $318.9 million at an average yield of 7.22% compared to $193.9 million at an average yield of 7.12% during fiscal 1997. Unlike the typical COFI based adjustable-rate loans originated by the Bank, these hybrid ARM loans are not originated with lower introductory rates.

     The increase in yield on loans receivable, net attributable to the change in the composition of the loan portfolio was partially offset by an increase in the level of prepayments of higher yielding residential mortgage loans. These prepayments also resulted in an increase in the amortization of premiums paid on loans purchased. This premium amortization amounted to $784,000 for fiscal 1998 compared to $38,000 for fiscal 1997. At March 31, 1998, the Bank's weighted average carrying value of loans purchased from others as a percentage of the outstanding principal balance of $165.0 million was 101.8 percent of par value.

     The yield on investment securities decreased from 6.85% for fiscal 1997 to 6.63% for fiscal 1998 as lower-yielding adjustable rate CMOs indexed primarily to the one-month LIBOR were added to the portfolio in connection with the Bank's strategy of supplementing growth in loans and deposits with MBS and other securities funded primarily with FHLB advances and other borrowings. The yield on MBS decreased from 6.82% for fiscal 1997 to 6.77% for fiscal 1998. This decrease in the yield on MBS was attributable to a decrease in the general level of interest rates during fiscal 1998, particularly the one year CMT index to which 26.02% of the Company's MBS portfolio is tied. The CMT index decreased from 6.02% at March 31, 1997 to 5.08% on January 9, 1998 before increasing slightly to 5.41% at March 31, 1998. The decrease in the general level of interest rates also resulted in an acceleration in the level of prepayments of the higher yielding fixed and adjustable rate MBS in the Company's portfolio with a resulting increase in premium amortization. This premium amortization was $2.0 million for fiscal 1998 compared to $1.1 million for fiscal 1997. The weighted average cost basis of the MBS and other investment securities held by the Company at March 31, 1998 was 100.8 percent of par value.

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

     The average cost of deposits decreased from 4.72% for fiscal 1997 to 4.67% for fiscal 1998. Contributing to the decrease in the average cost of deposits was a $77.4 million increase in the average balance of core deposits from $438.0 million for fiscal 1997 to $515.3 million for fiscal 1998.

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

Non-Interest Income
-------------------

     Non-interest income was $14.3 million for fiscal 1998 compared to $10.2 million for fiscal 1997, an increase of $4.1 million or 39.6%. The increase between fiscal 1997 and fiscal 1998 was attributable principally to an increase in deposit and related fees from $6.3 million for fiscal 1997 to $8.2 million for fiscal 1998 due to a combination of higher volumes of core deposit activity and an increased emphasis on the assessment and collection of fees. The income from the sale of non-deposit investments increased from $1.4 million for fiscal 1997 to $1.6 million for fiscal 1998 as the Bank continued to expand its offerings of non-proprietary annuity and mutual fund products. Trust fees increased from $1.4 million for fiscal 1997 to $1.9 million for fiscal 1998 reflecting, in part, growth in assets under custody from $211.0 million at March 31, 1997 to $238.6 million at March 31, 1998. Gain on sale of loans and securities was $1.6 million for fiscal 1998 compared to $150,000 for fiscal 1997. The $1.6 million for fiscal 1998 is comprised of gains on sales of loans of $992,000 and gains on sales of securities of $624,000. The gains on sales of loans include $701,000 applicable to the sale of $149.6 million of single family loans indexed to COFI. These loans were sold and a similar amount of loans indexed to the one year CMT were purchased during the year in connection with the Bank's efforts to diversify the repricing characteristics of its loan portfolio.

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

     General and administrative expense was $51.6 million or 1.93% of average assets for fiscal 1998 compared to $49.4 million or 2.11% of average assets for fiscal 1997, an increase of $2.2 million or 4.4%. Compensation and benefits expense increased $3.8 million from $23.0 million for fiscal 1997 to $26.8 million for fiscal 1998. The increase between fiscal 1997 and fiscal 1998 was attributable principally to a $875,000 increase in ESOP expense arising from an increase in the market value of the Company's common stock and $1.1 million of expense associated with the Company's 1996 Incentive Plan which became effective in October 1996. Other non-interest expense decreased $2.9 million from $12.8 million for fiscal 1997 to $9.9 million for fiscal 1998. The decrease was due principally to the inclusion in fiscal 1997 of approximately $2.1 million of expenses associated with the Bank's transition of its EDP systems to a new third-party service provider in October 1996. Other non-interest expense for fiscal 1997 also includes a $350,000 legal judgment and a $420,000 accrual for the interest portion of a probable adverse California franchise tax settlement. Occupancy and equipment expense was $11.6 million for fiscal 1998 compared to $10.3 million for fiscal 1997. The $1.3 million increase in occupancy and equipment expense between fiscal 1997 and fiscal 1998 is attributable principally to depreciation on computer equipment related to upgrades to the Bank's wide area networked personal computers and service bureau charges. Real estate operations, net reflects expense of $473,000 for fiscal 1998 compared to income of $325,000 for fiscal 1997.

The results for fiscal 1997 reflect a $1.4 million reduction in the allowance for real estate losses based upon updated property valuations.

Income Taxes
------------

     Income taxes were $12.0 million for fiscal 1998 compared to $3.1 million for fiscal 1997. The effective income tax rate for fiscal 1998 was 42.9% compared to an effective rate of 43.2% for fiscal 1997.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Effective with the quarter ended December 31, 1997 the required ratio is 4%. Prior to that the requirement was 5%. The Bank's average liquidity ratios were 4.85%, 4.90%, and 5.30% for the years ended March
31, 1999, 1998 and 1997, respectively.   Management attempts to maintain a
liquidity ratio no higher than 1% above the regulatory requirement. This reflects management's strategy to invest excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank has invested in corporate securities when the yields thereon have been more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $97.7 million, $152.1 million, and $40.5 million, for the years ended March 31, 1999, 1998 and 1997, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $831.5 million, $471.5 million, and $226.0 million for the years ended March 31, 1999, 1998 and 1997, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $1.08 billion, $659.6 million, and $492.8 million for the years ended March 31, 1999, 1998 and 1997, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $416.3 million, $480.8 million, and $563.1 million for the years ended March 31, 1999, 1998 and 1997, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $419.8 million, $207.4 million and $101.8 million for the years ended March 31, 1999, 1998 and 1997, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $102.7 million, $29.8 million, and $29.0 million for the years ended March 31, 1999, 1998 and 1997, respectively. The net increases in FHLB advances and other borrowings were $28.1 million, $255.9 million, and $510.3 million for the years ended March 31, 1999, 1998 and 1997, respectively.

At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $201.2 million, or 6.95% of adjusted total assets, which is above the required level of $46.4 million, or 1.5%; core capital of $201.2 million, or 6.95 % of adjusted total assets, which is above the required level of $86.9 million, or 3.0%, and total risk-based capital of $222.9 million, or 12.52% of risk-weighted assets, which is above the required level of $142.4 million, or 8%. See
"Item 1 -Description of Business - Regulation and Supervision - Federal Savings Institution Regulation."

     The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1999 cash and short-term investments totaled $63.8 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At March 31, 1999, the Bank has $764.0 million of FHLB advances and $50.0 million of reverse repurchase agreements outstanding. Other sources of liquidity include investment securities maturing within one year.

     The Company currently has no material contractual obligations or commitments for capital expenditures. See "Item 1 - Description of Business - General." At March 31, 1999, the Bank had outstanding commitments to originate and purchase loans of $28.8 million and zero, respectively, compared to $15.2 million and zero, respectively, at March 31, 1998. At March 31, 1999, and 1998 the Company had no outstanding commitments to purchase mortgage-backed securities and other investment securities. The Company anticipates that it will have sufficient funds available to meet these commitments. See "Item 1 - Description of Business - General." Certificate accounts that are scheduled to mature in less than one year from March 31, 1999 totaled $1.0 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

Impact of Inflation
-------------------

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

Segment Reporting
-----------------

     The Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time, and savings deposits; real estate, business and consumer lending; ATM processing; cash management; and trust services. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

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

State of Readiness

     The Company has established a five-phase process to address the Year 2000 issue and pursuant to its plans, for both information technology and non-information technology related systems, the majority of effort remaining is in the fifth and final phases of the project. The Company's Board of Directors oversees the Year 2000 compliance project's progress through monthly status reports provided by the Year 2000 Project Office, which indicate that the Company expects to be ready for Year 2000. The Company expects to be substantially ready by June 30, 1999.

     Phase one of the project consisted of developing a Company-wide awareness of the Year 2000 issue and included establishment of a Year 2000 Project Office for the Company. As part of the second phase, the Company completed an inventory of all data systems to determine which are most critical to support customer transaction processing and provide customer services. This inventory not only included in-house systems, but those provided by third party vendors as well. Project plans were developed which place priority emphasis on those systems requiring change and classified as mission critical. Third party vendors were contacted during this phase to determine their processes and timelines for correcting any Year 2000 compliance issues. The Company has in place a process to monitor the progress of mission critical third party vendors toward making required Year 2000 corrections. In addition, significant real estate and commercial loan borrowers of the Company were also contacted to determine the extent of their preparations for Year 2000 and any potential impact Year 2000 may have on their businesses and ability to repay loan obligations to the Company. The first two phases are completed.

     Phase three of the process consists of making appropriate Year 2000 programming changes to the Company's in-house and vendor-provided core processing systems, as well as replacement of other vendor-provided PC-based systems. Phase four consists of acceptance testing and sign-off of both the Company's in-house and vendor-provided systems. The fifth and final phase of the Year 2000 compliance project includes installation of the system modifications. The Company has completed renovation, validation and installation of one of the two major applications currently maintained on its internally maintained mid-range computer, and replacement of another major application is scheduled to be completed in the second calendar quarter of 1999. A third system, for internal Human Resources and payroll processing, will be converted from a PC-based, outsourced solution to the mid-range computer, with installation scheduled for the third calendar quarter. The application this will be replacing is not Y2K ready, but could be with an upgrade that would require minimal effort for the Company. However, due to business reasons, the Company has decided to convert to a new system rather than upgrade the existing system. This brings it under the Y2K umbrella and is being tracked accordingly. The Company's core processing systems vendors have installed Year 2000 compliant code for all systems and remaining validation testing scheduled to be substantially completed by June 30, 1999. Two external vendors provide core processing. The Y2K project office has closely monitored the renovation, testing and implementation phases of the two processors' Y2K projects and is satisfied with the progress. The timing of Year 2000 acceptance testing and installation of all third party vendor changes is dependent upon when such systems become available to the Company.

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

Costs to Address the Year 2000 Issue

     Currently the Company estimates that Year 2000 project costs will approximate $3.1 million. This cost is in addition to existing personnel who may participate in the project. Included in the estimate are costs for hardware and software renovation or replacement, as well as existing staff who are specifically devoted to the project. Approximately 60% of the cost represents expenditures to replace certain older hardware and software which the Company might otherwise have replaced during the period, notwithstanding the Year 2000 issue, the costs of which will be depreciated over its anticipated useful life. Of the estimated total cost, approximately $2.1 million has been incurred on the project year-to-date. The table below summarizes by year the estimated amount and anticipated timing of the planned Year 2000 expenditures.

                                                               Fiscal Year
----------------------------------------------------------------------------------------------
(In Millions)                                1998           1999           2000          Total
----------------------------------------------------------------------------------------------
Capital                                      $   -            1.1            .5            1.6
Operating                                       .3             .7            .5            1.5
----------------------------------------------------------------------------------------------
Estimated Year 2000 expenditures             $  .3            1.8           1.0            3.1
==============================================================================================

     The total amount reflects the costs for inclusion of an internally maintained mid range computer system recently added to the Y2K compliance process. As the Company progresses in addressing the Year 2000 compliance project and additional information becomes available estimates of costs could change. At this time, no significant data system projects have been delayed as a result of the Company's Year 2000 compliance effort.

Contingency Plans

     The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. In addition to Year 2000 compliance system modification plans, the Company is in the process of finalizing and testing contingency plans, including manual procedures, for systems classified as mission critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions (particularly for disruptions caused by systems outside of the Company's control), nor that the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition, results of operation, business or business prospects.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     Disclosure related to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" contained at Item 7 of this Form 10-K.

ITEM 8.  Financial Statements and Supplementary Data
-----------------------------------------------------


                         Index to Financial Statements

                                                                                  PAGE
                                                                                  ----
Consolidated Balance Sheets - March 31, 1999 and 1998............................  59

Consolidated Statements of Earnings - Years ended March 31, 1999,
    1998 and 1997................................................................  60

Consolidated Statements of Comprehensive Earnings - Years ended March 31, 1999,
    1998 and 1997................................................................  61

Consolidated Statements of Stockholders' Equity - Years ended March 31, 1999,
    1998 and 1997................................................................  62

Consolidated Statements of Cash Flows - Years ended March 31, 1999, 1998 and 1997.....................................................................  63

Notes to Consolidated Financial Statements.......................................  65

Independent Auditors' Report.....................................................  97

                        PFF BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                  MARCH 31,
                                                                 -----------------------------------------
                                                                          1999                 1998
                                                                 -----------------------------------------
Assets
Cash and equivalents                                                       $   63,790               46,021
Loans held for sale (note 19)                                                   3,531                  701
Investment securities held-to-maturity (estimated fair value of $716 and $725 at March 31, 1999 and 1998)
  (notes 2, 9 and 11)                                                             709                  714
Investment securities available-for-sale, at fair value
  (notes 2, 9 and 11)                                                         185,087              316,410
Mortgage-backed securities held-to-maturity (estimated fair
  value of $560 and $1,375 at March 31, 1999 and 1998)
  (notes 3, 9,10 and 11)                                                          556                1,373
Mortgage-backed securities available-for-sale, at fair value
  (notes 3, 9,10 and 11)                                                      525,560              481,620
Trading securities, at fair value                                               4,271                    -
Investment in real estate (note 5)                                              6,371                  731
Loans receivable, net (notes 4, 6, 9 and 11)                                2,026,081            1,827,614
Federal Home Loan Bank (FHLB) stock, at cost (note 11)                         50,323               39,504
Accrued interest receivable (note 7)                                           17,118               17,320
Real estate acquired through foreclosure, net (notes 5 and 6)                   5,318                7,595
Property and equipment, net (note 8)                                           23,925               25,567
Prepaid expenses and other assets (notes 12 and 18)                            23,340               47,214
                                                                 -----------------------------------------
          Total assets                                                     $2,935,980            2,812,384
                                                                 =========================================

Liabilities and Stockholders' Equity
Liabilities:
  Deposits (note 9)                                                        $1,843,538            1,740,824
  FHLB advances and other borrowings (notes 10 and 11)                        814,000              785,886
  Deferred income taxes payable (note 13)                                       5,921                3,396
  Accrued expenses and other liabilities (notes 9 and 12)                      29,856               28,000
                                                                 -----------------------------------------
          Total liabilities                                                 2,693,315            2,558,106
Commitments and contingencies (notes 12, 16, 17 and 18)                             -                    -
Stockholders' equity (notes 12, 13, 14, 21 and 22):
  Preferred stock, $.01 par value.  Authorized 2,000,000                            -                    -
  shares; none issued
  Common stock, $. 01 par value.  Authorized 59,000,000
  shares; issued 19,943,948 and 19,901,422; outstanding
   15,445,481 and 17,067,099 at March 31, 1999 and 1998,
   respectively                                                                   199                  199
  Additional paid-in capital                                                  150,612              165,912
  Retained earnings, substantially restricted                                 110,163              106,617
  Unearned stock-based compensation                                           (17,169)             (20,895)
  Treasury stock (4,498,467 and 2,834,323 in 1999 and 1998,
  respectively)                                                                   (45)                 (28)
  Accumulated other comprehensive earnings (loss)                              (1,095)               2,473
                                                                 -----------------------------------------
          Total stockholders' equity                                          242,665              254,278
                                                                 -----------------------------------------
          Total liabilities and stockholders' equity                       $2,935,980            2,812,384
                                                                 =========================================

See accompanying notes to consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Earnings
                 (Dollars in thousands, except per share data)

                                                                                         Year EndeD March 31,
                                                                      -----------------------------------------------------------
                                                                               1999                1998                1997
                                                                      -----------------------------------------------------------
Interest income:
  Mortgage loans                                                               $   138,639             138,480            130,788
  Non-mortgage loans                                                                 9,374               4,335              2,328
  Mortgage-backed securities                                                        37,471              33,167             27,723
  Investment securities and deposits                                                21,471              15,386              7,676
                                                                      -----------------------------------------------------------
      Total interest income                                                        206,955             191,368            168,515
                                                                      -----------------------------------------------------------
Interest on deposits (note 9)                                                       79,534              80,155             79,246
Interest on borrowings (note 10)                                                    50,822              38,362             20,060
                                                                      -----------------------------------------------------------
      Total interest expense                                                       130,356             118,517             99,306
                                                                      -----------------------------------------------------------
Net interest income                                                                 76,599              72,851             69,209
Provision for loan losses (note 6)                                                   4,020               7,099             13,661
                                                                      -----------------------------------------------------------
Net interest income after provision for loan losses                                 72,579              65,752             55,548
                                                                      -----------------------------------------------------------
Non-interest income:
  Deposit and related fees                                                           8,637               8,220              6,255
  Trust fees                                                                         1,891               1,852              1,390
  Loan and servicing fees (note 19)                                                  2,780               2,494              2,307
  Gain on sale of loans and securities, net (note  19)                                 698               1,615                150
  Gain on trading securities, net                                                      569                   -                  -
  Profit on real estate investments (note 5)                                           246                   -                  -
  Other non-interest income                                                            727                  99                125
                                                                      -----------------------------------------------------------
      Total non-interest income                                                     15,548              14,280             10,227
                                                                      -----------------------------------------------------------
Non-interest expense:
  General and administrative:
    Compensation and benefits (note 12)                                             27,997              26,803             23,003
    Occupancy and equipment                                                         12,098              11,579             10,305
    Marketing and professional services                                              4,708               3,248              3,238
    Other non-interest expense (note 15)                                            10,157               9,930             12,835
                                                                      -----------------------------------------------------------
      Total general and administrative                                              54,960              51,560             49,381
  SAIF recapitalization assessment                                                       -                   -             10,900
  Foreclosed real estate operations, net (note 5)                                      (45)                473               (325)
                                                                      -----------------------------------------------------------
      Total non-interest expense                                                    54,915              52,033             59,956
                                                                      -----------------------------------------------------------
Earnings before income taxes                                                        33,212              27,999              5,819
  Income taxes (note 13)                                                            14,208              12,019              3,087
                                                                      -----------------------------------------------------------
Net earnings                                                                   $    19,004              15,980              2,732
                                                                      ===========================================================

Basic earnings per share                                                       $      1.37                1.00               0.15
                                                                      ===========================================================
Weighted average shares outstanding for basic
  earnings per share                                                            13,876,440          16,055,127         17,819,870
                                                                      ===========================================================
Diluted earnings per share                                                     $      1.29                0.95               0.15
                                                                      ===========================================================
Weighted average shares outstanding for diluted
  earnings per share                                                            14,716,682          16,795,096         17,959,561
                                                                      ===========================================================

See accompanying notes to consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Comprehensive Earnings
                            (Dollars in thousands)

                                                                         For the Year Ended
                                                                              March 31,
                                                    ----------------------------------------------------------
                                                             1999               1998                1997
                                                    ----------------------------------------------------------
 Net earnings                                                   $ 19,004              15,980            2,732
                                                    ----------------------------------------------------------

Other comprehensive earnings (losses), net
  of income taxes:
  Unrealized gains (losses) on securities
    available-for-sale:
    U.S. Treasury and agency securities and other
      investment securities available-for-sale, at
       fair value                                                 (2,454)                787             (261)
          Reclassification of realized (gains) losses
     included in earnings                                           (312)                 57                -
    Mortgage-backed securities available-for-sale,
      at fair value                                                 (802)              2,120           (1,109)
                                                    ----------------------------------------------------------
Other comprehensive earnings                                      (3,568)              2,964           (1,370)
                                                    ----------------------------------------------------------
Comprehensive earnings                                          $ 15,436              18,944            1,362
                                                    ==========================================================

See accompanying notes to consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                            (Dollars in thousands)

                                                                                         Retained
                                                                          Additional     Earnings       Unearned
                                                     Number of   Common    Paid-in    Substantially    Stock-based   Treasury
                                                      Shares     Stock     Capital      Restricted    Compensation     Stock
                                                   ----------------------------------------------------------------------------
Balance at March 31, 1996                           19,837,500     $198    $193,677        $110,187       $(15,870)   $

Net earnings                                                 -        -           -           2,732              -          -
Purchase of treasury stock                            (991,875)       -      (9,909)         (4,898)             -        (10)
Purchase of 793,500 shares for the
  Company's 1996 incentive plan                              -        -           -               -        (11,262)         -
Amortization of shares under
 stock-based compensation plans                              -        -      (1,249)              -          2,421          -
Changes in unrealized losses on
  securities available for sale, net                         -        -           -               -              -          -
                                                  -----------------------------------------------------------------------------

Balance at March 31, 1997                           18,845,625      198     182,519         108,021        (24,711)       (10)

Net earnings                                                 -        -           -          15,980              -          -
Purchase of treasury stock                          (1,842,448)       -     (18,406)        (17,384)             -        (18)
Amortization of shares under
 stock-based compensation plans                              -        -       1,118               -          3,816          -
Stock options exercised                                 63,922        1         681               -              -          -
Changes in unrealized gains on
  securities available for sale, net                         -        -           -               -              -          -
                                                  -----------------------------------------------------------------------------

Balance at March 31, 1998                           17,067,099      199     165,912         106,617        (20,895)       (28)

Net earnings                                                 -        -           -          19,004              -          -
Purchase of treasury stock                          (1,664,144)       -     (16,624)        (15,458)             -        (17)
Change in deferred compensation                              -        -        (313)              -            229          -
 market value
Amortization of shares under
 stock-based compensation plans                              -        -       1,106               -          3,497          -
Stock options exercised                                 42,526        -         531               -              -          -
Changes in unrealized gains on
  securities available for sale, net                         -        -           -               -              -          -
                                                  -----------------------------------------------------------------------------
Balance at March 31, 1999                           15,445,481     $199    $150,612        $110,163       $(17,169)   $   (45)
                                                  =============================================================================

                                                     Accumulated
                                                        Other
                                                    Comprehensive
                                                   Earnings (Loss)            Total
                                               ----------------------------------------
Balance at March 31, 1996                            $      879               $289,071

Net earnings                                                  -                  2,732
Purchase of treasury stock                                    -                (14,817)
Purchase of 793,500 shares for the
  Company's 1996 incentive plan                               -                (11,262)
Amortization of shares under
 stock-based compensation plans                               -                  1,172
Changes in unrealized losses on
  securities available for sale, net                     (1,370)                (1,370)
                                               ----------------------------------------

Balance at March 31, 1997                                  (491)               265,526

Net earnings                                                  -                 15,980
Purchase of treasury stock                                    -                [35,808)
Amortization of shares under
 stock-based compensation plans                               -                  4,934
Stock options exercised                                       -                    682
Changes in unrealized gains on
  securities available for sale, net                      2,964                  2,964
                                               ----------------------------------------

Balance at March 31, 1998                                 2,473                254,278

Net earnings                                                  -                 19,004
Purchase of treasury stock                                    -                [32,099)
Change in deferred compensation                               -                    (84)
 market value
Amortization of shares under
 stock-based
  compensation plans                                          -                  4,603
Stock options exercised                                       -                    531
Changes in unrealized gains on
  securities available for sale, net                     (3,568)                (3,568)
                                               ----------------------------------------
Balance at March 31, 1999                            $   (1,095)              $242,665
                                               ========================================

See accompanying notes to consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                          Year Ended March 31,
                                                      ---------------------------------------------------------
                                                               1999               1998               1997
                                                      ---------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                  $  19,004             15,980              2,732
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Amortization of premiums on loans,
        investments and mortgage-backed securities                  4,560              1,415                331
      Amortization of deferred loan origination fees                 (460)              (261)            (1,666)
      Loan fees collected                                          (2,400)            (3,487)              (212)
      Dividends on FHLB stock                                      (2,587)            (1,716)            (1,150)
      Provisions for losses on:
        Loans                                                       4,020              7,099             13,661
        Real estate                                                    41                416               (970)
      Gains on sales of loans, mortgage-backed
       securities
        available-for-sale, real estate and property               (1,777)            (1,792)              (764)
        and equipment
      Proceeds from sale of trading securities                      1,500                  -                  -
      Gains on trading securities                                    (569)                 -                  -
      Depreciation and amortization of property and
        equipment                                                   3,855              5,051              3,134
      Loans originated for sale                                         -             (3,893)           (21,590)
      Proceeds from sale of loans held-for-sale                    39,407            166,989             26,869
      Amortization of unearned stock-based
        compensation                                                4,603              4,934              1,172
      Increase (decrease) in:
        Deferred income taxes                                       2,525             (5,141)            (2,415)
        Accrued expenses and other liabilities                      1,856              5,702             15,395
      (Increase) decrease in:
        Accrued interest receivable                                   202             (1,441)            (5,060)
        Prepaid expenses and other assets                          23,874            (37,751)            11,061
                                                      ---------------------------------------------------------
          Net cash provided by operating activities                97,654            152,104             40,528
                                                      ---------------------------------------------------------

Cash flows from investing activities:
  Net maturities of long-term certificates of deposit                   -                  -                190
  Loans originated for investment                                (987,604)          (553,535)          (478,077)
  Increase in construction loans in process                        71,585             56,972             13,695
  Purchases of loans held for investment                         (168,395)          (163,045)           (28,417)
  Principal payments on loans                                     831,468            471,544            225,996
  Principal payments on mortgage-backed securities
    held-to-maturity                                                  804              3,325              1,644
  Principal payments on mortgage-backed securities
    available-for-sale                                            272,546            144,920             70,040
  Purchases of investment securities held-to-maturity                   -                  -            (15,000)
  Purchases of investment securities                              (90,111)          (279,762)           (86,515)
   available-for-sale
  Purchases of FHLB stock                                          (8,232)           (10,518)           (10,228)

                       PFF BANCORP, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows, continued
                            (Dollars in thousands)

                                                                             YEAR ENDED MARCH 31,
                                                          --------------------------------------------------------
                                                                1999                1998              1997
                                                          --------------------------------------------------------
 Purchases of mortgage-backed securities available-
   for-sale                                                    $(317,988)          (190,539)         (451,322)
 Proceeds from maturities of investment securities
   held-to-maturity                                                    -             15,475            26,899
 Proceeds from maturities of investment securities
   available-for-sale                                            146,449             43,687             3,197
 Proceeds from maturities of mortgage-backed
   securities available-for-sale                                       -                793                 -
 Proceeds from sale of investment securities
   available-for-sale                                             64,668              8,934             5,000
 Proceeds from sale of mortgage-backed securities
   available-for-sale                                                  -             52,789            19,542
 Principal payments on real estate held for investment                                  599
 Proceeds from sale of real estate                                13,611             14,214            10,853
 Investment in real estate held for investment                    (5,704)                 -              (555)
 Purchases of property and equipment                              (2,247)            (4,172)           (5,045)
 Proceeds from sale of property and equipment                          5                 69               129
                                                         ---------------------------------------------------------
        Net cash used in investing activities                   (179,145)          (388,250)         (697,974)
                                                         ---------------------------------------------------------
Cash flows from financing activities:
 Proceeds from FHLB advances and other borrowings                804,876          1,342,886         1,215,600
 Repayment of FHLB advances and other borrowings                (776,762)        (1,087,000)         (705,323)
 Net change in deposits                                          102,714             29,775            28,976
 Proceeds from exercise of stock options                             531                682                 -
 Purchase of stock for unearned stock-based
   compensation plans                                                  -                  -           (11,262)
 Purchase of treasury stock                                      (32,099)           (35,808)          (14,817)
                                                         ---------------------------------------------------------
        Net cash provided by financing activities                 99,260            250,535           513,174
                                                         ---------------------------------------------------------
        Net increase (decrease) in cash and cash
        equivalents                                               17,769             14,389          (144,272)

Cash and cash equivalents, beginning of year                      46,021             31,632           175,904
                                                         ---------------------------------------------------------
Cash and cash equivalents, end of year                         $  63,790             46,021            31,632
                                                         =========================================================
Supplemental information:
  Interest paid, including interest credited                   $ 136,165        $   116,991        $   90,298
  Income taxes paid                                               10,700             16,608             1,838
Non-cash investing and financing activities:
Change in unrealized gain (loss) on securities
   available-for-sale                                             (6,185)             5,145            (2,431)
 Net transfers from loans receivable to real estate               14,038             12,563             9,979
 Net transfer from loans receivable to loans
   held for sale                                                  41,659            163,000                 -
Loans originated for the sale of real estate
 acquired in settlement of loans                                     444                617             1,187
Net transfers from available-for-sale securities
   to trading securities                                           5,419                  -                 -

         See accompanying notes to consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                            (Dollars in thousands)

(1)  Summary Of Significant Accounting Policies

Effective March 28, 1996, pursuant to a plan of conversion, Pomona First Federal Savings and Loan Association (the Association) reorganized from a federally chartered mutual savings and loan association to PFF Bank & Trust (the "Bank"), a federally chartered stock savings bank. PFF Bancorp, Inc. (the "Bancorp") was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion. Any references to financial information for periods before March 28, 1996, refer to the Association prior to the conversion (see note 21 for further discussion).

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Basis Of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and its subsidiary, PFF Bank & Trust (collectively, the Company). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. The accounts of Diversified Services, Inc. and PFF Financial Services, Inc. are included in Pomona Financial Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities as of the dates of the consolidated balance sheets, and revenues and expenses reflected in the consolidated statements of earnings. Actual results could differ from those estimates.

Cash And Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks of $38,419 and $33,560 and short-term deposits in banks of $25,371 and $12,461 at March 31, 1999 and 1998, respectively. The Company considers all highly liquid debt instruments with maturities at the date of acquisition of three months or less to be cash equivalents.

Investment And Mortgage-Backed Securities

At the time of purchase of an investment security or a mortgage-backed security, the Company designates the security as either held-to-maturity, available-for-sale or trading based on the Company's investment objectives, operational needs and intent. The Company then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

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

Available-for-Sale

Securities available-for-sale are carried at fair value. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes, unless the security is deemed to be other than temporarily impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method and recorded in earnings.

Trading

Trading securities are comprised principally of equity securities which are carried at fair value, based upon the quoted market prices of those investments. Accordingly, the net realized gains and losses on trading securities are included in net earnings.

Loans Held for Sale

Loans designated as held for sale in the secondary market are carried at the lower of cost or market value in the aggregate, as determined by outstanding commitments from investors or current investor requirements. Loan fees and costs are deferred and recognized as a component of gain or loss on sale of loans when the loans are sold. Net unrealized losses are recognized through a valuation allowance established by charges to operations.

Gains or Losses on Sales of Loans

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSRs") through the sale of mortgage loans which are sold with servicing rights retained. At the time of sale the total cost of the mortgage loans is allocated to the MSRs and the mortgage loans without the MSRs based upon their relative fair values. The MSRs are included in other assets and as a component of the gain on the sale of loans. The MSRs are amortized in proportion to and over the estimated period of the net servicing income. This amortization is reflected as a component of loan servicing fees.

The MSRs are periodically reviewed for impairment based upon their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis using market prepayment rates, the Company's net servicing income and market-adjusted discount rates. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

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

Loan Origination, Commitment Fees and Related Costs

Loan fees and certain direct loan origination costs are deferred, with the net fee or cost being accreted or amortized to interest income over the remaining term to maturity of the related loan using the interest method. Accretion or amortization is discontinued in the event the loan becomes contractually delinquent by more than ninety days. Accretion or amortization resumes in the period all delinquent interest and principal is paid. When a loan is paid in full, any unamortized net loan origination fee or cost is recognized in interest income. When a loan is sold any net loan origination fee or cost is recognized in the calculation of the gain (loss) on sale of loans. Commitment fees and costs related to commitments where the likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining net unamortized commitment fees at the time of exercise are recognized over the life of the loan using the interest method.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

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

Real Estate Acquired Through Foreclosure

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

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

SEGMENT REPORTING

The Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time, and savings deposits; real estate, business and consumer lending; ATM processing; cash management; and trust services. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach of determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

This statement is effective for all quarters of fiscal years beginning after June 15, 1999 however, the FASB has issued an exposure draft which would delay the implementation by one year if approved. Management is in the process of determining the impact of SFAS No. 133 on the Company's financial position and results of operations.

(2) Investment Securities

The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                                                     March 31, 1999
                                                       ------------------------------------------------------------------
                                                                                  Gross            Gross       Estimated
                                                                Amortized       Unrealized      Unrealized        Fair
                                                                   Cost           Gains           Losses         Value
                                                       ------------------------------------------------------------------
Held-to-maturity:
  Bonds, notes and debentures at amortized cost:
    U.S. Government and federal agency obligations             $    709               7               -              716
                                                       ------------------------------------------------------------------
          Total                                                $    709               7               -              716
                                                       ==================================================================
Available-for-sale:
    Collateralized mortgage obligations                        $104,338             126          (1,764)         102,700
    U.S. Government and federal agency obligations               17,491              12             (31)          17,472
    Corporate debt securities                                    58,879             224          (1,338)          57,765
    Equity securities                                             8,108               -            (958)           7,150
                                                       ------------------------------------------------------------------
          Total                                                $188,816             362          (4,091)         185,087
                                                       ==================================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


During the years ended March 31, 1999, 1998 and 1997, the Company realized net gains on sales of securities available-for-sale of $26, $114 and $23, respectively.

                                                                          March 31, 1998
                                                  ---------------------------------------------------------------
                                                                      Gross            Gross         Estimated
                                                    Amortized       Unrealized      Unrealized         Fair
                                                       Cost           Gains           Losses           Value
                                                  ---------------------------------------------------------------
Held-to-maturity:
  Bonds, notes and debentures at amortized cost:
    U.S. Government and federal agency                $    714              11               -              725
     obligations
                                                  ---------------------------------------------------------------
          Total                                       $    714              11               -              725
                                                  ===============================================================
Available-for-sale:
    Collateralized mortgage obligations               $223,514             839            (851)         223,502
    U.S. Government and federal agency                  56,007              50              (5)          56,052
     obligations
    FHLMC non-cumulative preferred stock                 5,600             168               -            5,768
    Corporate debt securities                           17,309             130             (80)          17,359
    Equity securities                                   13,112             617               -           13,729
                                                  ---------------------------------------------------------------
          Total                                       $315,542           1,804            (936)         316,410
                                                =================================================================

Maturities of investment securities at March 31, 1999 are summarized as follows:

                                                                                   Available-
                                                          Held-to-maturity          for-sale
                                                  ---------------------------------------------
                                                                     Estimated      Estimated
                                                      Amortized        Fair           Fair
                     Maturity                           Cost           Value          Value
          -------------------------------------------------------------------------------------
          Within one year                                 $709            716              -
          After one to five years                            -              -         17,472
          After five to ten years                            -              -              -
          After ten years                                    -              -        167,615
                                                  ---------------------------------------------
                                                          $709            716        185,087
                                                  =============================================

(3)  Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

                                                                   March 31, 1999
                                     -------------------------------------------------------------------------
                                                              Gross              Gross           Estimated
                                          Amortized         Unrealized        Unrealized            Fair
                                             Cost             Gains             Losses             Value
                                     -------------------------------------------------------------------------
Held-to-maturity
    FHLMC                                  $    556                 4                 -                560
                                     =========================================================================

Available-for-sale
    GNMA                                 $   19,334               316                 -             19,650
    FHLMC                                   158,494               538              (557)           158,475
    FNMA                                    345,892             2,516              (973)           347,435
                                     -------------------------------------------------------------------------
          Total                          $  523,720             3,370            (1,530)           525,560
                                     =========================================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


                                                                   March 31, 1998
                                     -----------------------------------------------------------------------
                                                              Gross              Gross           Estimated
                                          Amortized         Unrealized        Unrealized            Fair
                                             Cost             Gains             Losses             Value
                                     -----------------------------------------------------------------------
Held-to-maturity
    FHLMC                                 $    1,373                 2                 -              1,375
                                     =======================================================================

Available-for-sale
    GNMA                                  $   34,399               695                 -             35,094
    FHLMC                                    137,504               525              (323)           137,706
    FNMA                                     306,287             2,892              (359)           308,820
                                     -----------------------------------------------------------------------
          Total                           $  478,190             4,112              (682)           481,620
                                     =======================================================================

The mortgage-backed securities have original maturities of up to 30 years.

(4)  Loans Receivable

Loans receivable are summarized as follows:

                                                                           March 31,
                                                             ----------------------------------
                                                                     1999              1998
                                                             ----------------------------------
          Mortgage loans:
          Residential:
              One-to-four family                                 $ 1,479,308         1,467,156
              Multi-family                                            87,856            97,350
            Commercial real estate                                   156,474           144,035
            Construction and land                                    349,119           185,225
                                                             ----------------------------------
                Total mortgage loans                               2,072,757         1,893,766

          Commercial                                                  74,451            12,468
          Consumer                                                    70,686            42,826
                                                             ----------------------------------
                                                                   2,217,894         1,949,060
            Less:
            Undisbursed portion of construction loans               (167,042)          (95,457)
            Net premium on loans                                       1,665             1,114
            Net deferred loan origination fees                          (276)           (1,101)
            Allowance for loan losses (note 6)                       (26,160)          (26,002)
                                                             ----------------------------------
                                                                 $ 2,026,081         1,827,614
                                                             ==================================
            Weighted average yield                                      7.66%             7.70%
                                                             ==================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


Loans receivable from officers and directors of the Company were as follows:

                                                                           March 31,
                                                             ----------------------------------
                                                                     1999              1998
                                                             ----------------------------------
       Beginning balance                                             $ 2,070            1,897
       Additions                                                       1,346              288
       Repayments                                                       (971)            (115)
                                                             ----------------------------------

       Ending balance                                                $ 2,445            2,070
                                                             ==================================

The following table provides information with respect to the Company's nonaccrual loans and troubled debt restructured (TDR) loans at the dates indicated.

                                                                            March 31,
                                                      ---------------------------------------------------
                                                             1999             1998             1997
                                                      ---------------------------------------------------
     Nonaccrual loans                                        $ 11,012           17,189           23,350
     TDR loans                                                 11,291           12,505           14,559
                                                      ---------------------------------------------------
           Total nonaccrual and TDR loans                    $ 22,303           29,694           37,909
                                                      ===================================================

The following table identifies the Company's total recorded investment in impaired loans by type at the dates indicated.

                                                                   March 31,
                                   ----------------------------------------------------------------------
                                                    1999                                1998
                                   ----------------------------------------------------------------------
                                         Recorded          Specific          Recorded          Specific
                                        Investment        Allowances        Investment        Allowances
                                   ----------------------------------------------------------------------
     Non accrual loans:
       Residential:
         One-to-four family               $    547                33               504               202
         Multi-family                        1,252               195             2,214               436
       Commercial real estate                3,142                 -             4,872                 -
       Construction and land                     -                 -               865                 -
     TDR loans                              11,291             1,694            12,505             1,922
                                   ----------------------------------------------------------------------
           Total                          $ 16,232             1,922            20,960             2,560
                                   ======================================================================

During the year ended March 31, 1999, 1998 and 1997, the Company's average investment in impaired loans was $17,941, $20,988 and $24,940, respectively and interest income recorded during these periods was $916, $776 and $764, respectively of which $887, $845 and $784, respectively was recorded utilizing the cash basis method of accounting.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

The effect of nonaccrual and TDR loans on interest income is presented below.

                                                                   Year Ended March 31,
                                              ------------------------------------------------------------
                                                       1999                 1998               1997
                                              ------------------------------------------------------------
     Contractual interest due:
       Nonaccrual loans                                $     1,144           1,749                   2,226
       TDR loans                                             1,032           1,186                   1,312
                                              ------------------------------------------------------------
                                                             2,176           2,935                   3,538
       Interest income recognized on
         TDR loans on a cash basis                             887             779                     942
                                              ------------------------------------------------------------
       Interest income not recognized                  $     1,289           2,156                   2,596
                                              ============================================================

(5) Real Estate

Real estate acquired through foreclosure is summarized as follows:

                                                                                March 31,
                                                                 -------------------------------------
                                                                         1999               1998
                                                                 -------------------------------------
          Properties acquired in settlement of loans                    $  5,763              8,198
          Allowance for losses (note 6)                                     (445)              (603)
                                                                 -------------------------------------
                Total                                                    $ 5,318              7,595
                                                                 =====================================

(Gain) loss from foreclosed real estate operations, net is summarized as follows:

                                                                          Year Ended March 31,
                                                             --------------------------------------------
                                                                   1999           1998           1997
                                                             --------------------------------------------
     (Gain)loss on sale of foreclosed real estate, net              $(1,356)        (1,692)          (519)
     Real estate expense                                              1,270          1,749          1,164
     Provision for (recoveries of) losses on real estate                 41            416           (970)
                                                             --------------------------------------------
          Total                                                     $   (45)           473           (325)
                                                             ============================================

Real estate held for sale or development is summarized as follows:

                                                                    March 31,
                                                       ----------------------------------
                                                              1999             1998
                                                       ----------------------------------
     Properties wholly owned                              $    558             731
     Mezzanine equity investments
      in real estate                                         5,813               -

                                                       ----------------------------------
        Total                                             $ 6,371              731
                                                       ==================================

During the years ended March 31, 1999, 1998, and 1997, the Company recognized net gains of $36, zero and zero, respectively from the sale of properties wholly owned by the Company and profit of $246, zero and zero respectively from equity investments in real estate developments. Profit from equity investments takes the form of a preferential fixed return on the Company's outstanding investment balances and is recognized as and to the extent the Company's investment is paid down. The funds for such paydowns have been provided to the project through proceeds from sales to independent third parties. The investment balance at March 31, 1999 of $5,813 is net of $32 deferred income representing preferential return payments made to the Company by the developer of the project in excess of funds received by the project from sales to third parties.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


(6)  Allowances For Losses On Loans Receivable And Real Estate

Activity in the allowances for losses on loans and real estate is summarized as follows:

                                                                      Year Ended March 31,
                                                    -----------------------------------------------------
                                                            1999                1998               1997
                                                    -----------------------------------------------------
     Loans receivable:
       Beginning balance                                  $    26,002            27,721            19,741
         Provision                                              4,020             7,099            13,661
         Charge-offs                                           (3,879)           (9,110)           (5,782)
         Recoveries                                                17               292               101
                                                    -----------------------------------------------------
       Ending balance                                          26,160            26,002            27,721
                                                    -----------------------------------------------------

     Foreclosed real estate:
       Beginning balance                                          603               329             4,762
         Provision (recoveries)                                    41               416              (970)
         Charge-offs                                             (199)             (142)           (3,463)
                                                    -----------------------------------------------------
       Ending balance                                             445               603               329
                                                    -----------------------------------------------------

     Total loans receivable and real estate:
       Beginning balance                                       26,605            28,050            24,503
         Provision                                              4,061             7,515            12,691
         Charge-offs                                           (4,078)           (9,252)           (9,245)
         Recoveries                                                17               292               101
                                                    -----------------------------------------------------
       Ending balance                                     $    26,605            26,605            28,050
                                                    =====================================================

(7) Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

                                                                                 March 31,
                                                                 ------------------------------------
                                                                         1999                  1998
                                                                 ------------------------------------
          Investment securities                                         $ 1,783                 2,963
          Mortgage-backed securities                                      3,421                 3,596
          Loans receivable                                               11,914                10,761
                                                                 ------------------------------------
               Total                                                    $17,118                17,320
                                                                 ====================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

(8)  Property and Equipment, net

Property and equipment, net is summarized as follows:

                                                                March 31,
                                                  -----------------------------------
                                                          1999              1998        Estimated Life
                                                  -----------------------------------------------------
     Land                                                  $  5,254             5,254         -
     Buildings and improvements                              21,688            21,299        40
     Leasehold improvements                                   2,040             1,939        10
     Furniture, fixtures and equipment                       24,285            23,017         7
     Automobiles                                                156               159         3
     Construction in progress                                    23                92         -
                                                  -----------------------------------
                                                             53,446            51,760
     Accumulated depreciation and
       amortization                                         (29,521)          (26,193)
                                                  -----------------------------------
          Total                                            $ 23,925            25,567
                                                  ===================================

(9)    Deposits

       Deposits and their respective weighted average interest rates are summarized as follows:

                                                               March 31,
                                  ------------------------------------------------------------------
                                                 1999                             1998
                                  ------------------------------------------------------------------
                                       Weighted                         Weighted
                                        Average                          Average
                                         Rate            Amount           Rate            Amount
                                  ------------------------------------------------------------------
     Regular passbook                     2.27%          $  143,827        2.55%          $  152,649
     NOW and other demand
         deposit accounts                 0.67              197,936        0.76              176,060
     Fixed and variable-rate
         certificate accounts             5.10            1,100,224        5.40            1,178,515
     Money market checking
         and savings                      4.44              401,551        4.05              233,600
                                                  -----------------                -----------------
          Total                           4.26%          $1,843,538        4.50%          $1,740,824
                                                  =================                =================

  Certificate accounts maturing subsequent to March 31, 1999 are summarized as follows:

                Year Ending March 31,                            Amount
               ------------------------------------------------------------
               2000                                              $1,012,434
               2001                                                  46,834
               2002                                                  17,677
               2003                                                  12,922
               2004                                                   9,961
               thereafter                                               396
                                                             --------------
                                                                 $1,100,224
                                                             ==============

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


Interest expense on deposits is summarized as follows:

                                                               Year Ended March 31,
                                             ------------------------------------------------------
                                                     1999              1998              1997
                                             ------------------------------------------------------
     Regular passbook                               $   3,405             4,205             5,525
     NOW and other demand deposit
       accounts                                         1,291             1,214             1,096
     Money market checking and savings                 13,133             7,981             3,935
     Certificates of deposit                           61,705            66,755            68,690
                                             ------------------------------------------------------
          Total                                     $  79,534            80,155            79,246
                                             ======================================================

At March 31, 1999 and 1998, the Company had accrued interest payable on deposits of $1,389 and $811, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

At March 31, 1999 and 1998, $6,988 and $7,637 of public funds on deposit were secured by loans receivable, mortgage-backed securities and investment securities with aggregate carrying values of $19,346 and $23,575, respectively.

Accounts which are greater than $100 at March 31, 1999 and 1998 total $247,853 and $306,187, respectively. Deposit accounts greater than $100 are not federally insured.


(10) FHLB Advances And Other Borrowings

The Company utilizes FHLB advances and reverse repurchase agreements as sources of funds. The advances and repurchase agreements are collateralized by mortgage-backed securities, investment securities and/or loans. The Company only transacts business with the FHLB or brokerage firms that are recognized as primary dealers in U.S. government securities. FHLB advances and reverse repurchase agreements were $764,000 and $50,000 and $735,886 and $50,000 at March 31, 1999 and March 31, 1998, respectively. See Note 11.

The original terms to maturity for reverse repurchase agreements outstanding at March 31, 1999 were 5 years. Under these agreements, the debt may be put back to the Company by the creditor beginning May 1999 and quarterly thereafter, continuing to final maturity in February 2002. These agreements are collateralized by FHLMC and FNMA mortgage-backed and other investment securities with a historical cost basis and fair value of $52,361 and $52,756 and $55,780 and $56,033 at March 31, 1999 and March 31, 1998, respectively. The underlying collateral for reverse repurchase agreements is held by and under the control of Morgan Stanley, Inc.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

                                                                                  March 31,
                                                        -----------------------------------------------------------
                                                                 1999                1998                1997
                                                        -----------------------------------------------------------
FHLB advances:
  Average amount outstanding during the year                   $  855,197             601,078             335,188
  Maximum amount outstanding at any month end                     949,000             790,086             545,400
  Amount outstanding at year end (1)                              764,000             735,886             480,000
  Average interest rate:
    For the year                                                     5.57%               5.87%               5.78%
    At year end                                                      5.37%               5.70%               5.78%

Reverse repurchase agreements:
  Average amount outstanding during the year                       50,000              50,000              10,129
  Maximum amount outstanding at any month end                      50,000              50,000              50,000
  Amount outstanding at year end (1)                               50,000              50,000              50,000
  Average interest rate:
    For the year                                                     5.87%               5.87%               5.96%
    At year end                                                      5.87%               5.87%               5.87%

______________________
(1) Included in the balance of FHLB advances and reverse repurchase agreements outstanding at March 31, 1999 are putable borrowings of $465,000 and $50,000 respectively with original terms to maturity of 24 to 120 months, and 36 to 60 months, respectively with final maturity dates ranging from December 1999 to February 2008 and December 2001 to February 2002, respectively, and initial put dates ranging from April 1999 to February 2003 and May 1999 to December 1999, respectively. The underlying collateral for reverse repurchase agreements is held by and under the control of Morgan Stanley, Inc.

FHLB advances have the following final maturities at March 31, 1999.

                                                        Amount
                                                   ---------------
                    2000                                  $180,000
                    2001                                   174,000
                    2002                                    75,000
                    2003                                   270,000
                    2004                                    50,000
                    thereafter                              15,000
                                                   ---------------
                         Total                            $764,000
                                                   ===============

Interest expense on borrowings is summarized as follows:

                                                          Year Ended March 31,
                                       ---------------------------------------------------------
                                               1999               1998               1997
                                       ---------------------------------------------------------
     FHLB advances                             $  47,735             35,273             19,378
     Reverse repurchase agreements                 2,976              2,959                604
     Other interest expense                          111                130                 78
                                       ---------------------------------------------------------
               Total                           $  50,822             38,362             20,060
                                       =========================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


(11) LINES OF CREDIT

At March 31, 1999 and 1998, the Company had maximum borrowing capacity from the FHLB of San Francisco in the approximate amount of $724,696 and $690,108, respectively. Based upon pledged collateral in place, the Company had available borrowing capacity of $278,613 and $192,386 as of March 31, 1999 and 1998, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities and investment securities aggregating $1,136,876 and $1,045,522 and the Company's required investment in one hundred dollar par value capital stock of the FHLB of San Francisco. At March 31, 1999 and 1998, the cost of this FHLB capital stock was $50,323 and $39,504, respectively.

(12) EMPLOYEE BENEFIT PLANS

The Company maintains a defined benefit Pension Plan ("Pension Plan") covering substantially all of its employees. The benefits are based on each employee's years of service and final average earnings determined over the five-year period
prior to the benefit determination date.   Employees became fully vested upon
completion of five years of qualifying service. The Company also maintains a Retirement Plan for all directors and a Supplemental Plan for all senior officers of the Company. Effective December 31, 1995, the Company elected to freeze the Pension Plan, Directors' Retirement and Supplemental Plan. Accordingly, no new accruals for future years of service have occurred since December 31, 1995. The following table sets forth the plans' change in benefit obligation and change in plan assets at the plans' most recent measurement dates of December 31, 1998 and 1997.

                                                      1998                                     1997
                                   ---------------------------------------------------------------------------------
                                                             Directors'                               Directors'
                                                           Retirement and                           Retirement and
                                          Pension           Supplemental           Pension           Supplemental
                                           Plan                Plans                Plan                Plans
                                   ---------------------------------------------------------------------------------
Change in benefit obligation
Projected benefit obligation,
 beginning of year                         $20,792                 2,536             18,038                 2,561

Interest cost                                1,411                   171              1,360                   187
Benefits paid                               (1,362)                 (210)            (1,187)                 (189)
Actuarial loss (gain)                          929                   206              2,581                   (23)
                                   ---------------------------------------------------------------------------------
Projected benefit obligation, end
 of year                                   $21,770                 2,703             20,792                 2,536
                                   ---------------------------------------------------------------------------------


Change in plan assets
Plan assets, beginning of year             $21,964                     -             20,090                     -
Actual return on plan assets                 3,051                     -              3,061                     -
Employer contribution                            -                   210                  -                   189
Benefits paid                               (1,362)                 (210)            (1,187)                 (189)
                                   ---------------------------------------------------------------------------------
Plan assets, end of year                   $23,653                     -             21,964                     -
                                   ---------------------------------------------------------------------------------

Funded status                                1,883                (2,703)             1,172                (2,536)
Unrecognized transition obligation               -                    99                  -                   132
Unrecognized prior service cost                152                     -                222                   (11)
Unrecognized (gain)/loss                       (62)                  594                514                     -
                                   ---------------------------------------------------------------------------------
Prepaid (accrued) benefit cost             $ 1,973                (2,010)             1,908                (2,415)
                                   =================================================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


Net periodic pension costs for 1998, 1997 and 1996 included the following components:

                                                                 December 31,
                                  -----------------------------------------------------------------------------
                                          1998                      1997                       1996
                                  -----------------------------------------------------------------------------
                                                                                                     Directors'
                                                Directors'                Directors'                 Retirement
                                                Retirement                Retirement                and Supple-
                                    Pension    and Supple-    Pension    and Supple-    Pension       mental
                                      Plan    mental Plans      Plan    mental Plans      Plan       Plans(1)
                                  -----------------------------------------------------------------------------
Components of net periodic
 benefit cost
Interest Cost                       $ 1,411             -       1,360           187       1,357           188
Expected return on plan assets       (1,546)          171      (3,061)            -      (1,917)            -
Amortization of unrecognized
 transition obligation                    -            33           -            33           -            33

Amortization of unrecognized
 prior service cost                      70           (11)      1,856           (11)        780           (11)

Amortization of unrecognized
 (gain) / loss                            -            29           -            36           -            36
                                  -----------------------------------------------------------------------------
Net periodic pension (income)
 expense                            $   (65)          222         155           245         220           246
                                  =============================================================================

(1) The total pension expense for the Directors' Retirement and Supplemental Plans (including amortization of prior service cost over 15 years) was $1,773 for the year ended March 31, 1997. The $1,527 difference between total pension expense and net periodic pension expense for the Directors' Retirement and Supplemental Plans for the year ended March 31, 1997, results from the curtailment of these plans.

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets for 1998 and 1997 are as follows:

                                                                    December 31,
                                     -------------------------------------------------------------------------
                                                      1998                                 1997
                                     -------------------------------------------------------------------------
                                                             Directors'                          Directors'
                                                             Retirement                          Retirement
                                            Pension         and Supple-         Pension         and Supple-
                                             Plan           mental Plans          Plan          mental Plans
                                     -------------------------------------------------------------------------
Weighted-average assumptions
  Discount rate                                6.25%              6.25               7.00              7.00
  Expected long-term rate of return
   on plan assets                              7.25                  -               7.25                 -

In 1985, the Company established a capital accumulation plan (401(k) Plan) which is available to all full-time employees over 21 years of age with more than six months of service. Under the 401(k) Plan, the Company contributes funds in an amount equal to a percentage of employee contributions. In 1999, 1998 and 1997, the total 401(k) Plan expense was $393, $348, and $290, respectively.

The Company provides a non-qualified Directors' Deferred Compensation Plan and a non-qualified Employees' Deferred Compensation Plan that offer directors and senior officers of the Company, respectively, the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors' Deferred Compensation Plan is payable upon the occurrence of the first Board of Directors' meeting held in the fiscal year following the participant attaining age 73. The benefit from the Employees' Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to depositors of the Company or, at the Participants' election, investment earnings or losses equivalent to that of the Company's common stock. At March 31, 1999, the liability for these plans is included in accrued expenses and other liabilities.

The Company currently provides post retirement medical coverage to eligible employees. At March 31, 1999 and 1998, the expected cost associated with this coverage was $17 and is included in accrued expenses and other liabilities.

As part of the reorganization to the stock form of ownership, the ESOP purchased 1,587,000 shares of the Company's common stock at $10 per share, or $15,870, which was funded by a loan from the Company. The loan will be repaid from the Company's or the Bank's discretionary contributions over a period of 10 years. The loan is secured by the common stock owned by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. ESOP shares are allocated to the eligible participants based on compensation as described in the ESOP plan. In each of the fiscal years ending March 31, 1999 and 1998 158,700 shares were allocated to the eligible participants. At March 31, 1999 and 1998, the unearned balance of the ESOP shares is included in unearned stock-based compensation as a reduction of total stockholders' equity in the accompanying consolidated financial statements. The value of ESOP shares committed to be released is included in compensation expense based upon the fair value of the shares on the dates they were committed. At March 31, 1999, the fair value of the unearned ESOP shares is $19,441. Compensation expense associated with the ESOP was $2,694, $2,921 and zero for the years ended March 31, 1999, 1998 and 1997.

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

The maximum number of shares reserved for Awards under the 1996 Plan is 2,777,250 shares, with 1,983,750 shares reserved for purchase pursuant to options and option-related awards and 793,500 shares reserved for grants of the Company's common stock. The exercise price of all options and option-related awards must be 100% of the fair value of the Company's common stock at the time of grant and the term of the options may not exceed 10 years. Of the 793,500 shares reserved for stock grants, 746,745 shares with a fair value of $11,263 were granted to directors and executive officers during the year ended March 31, 1997. 532,500 of the 746,745 shares represented grants to employees with the remaining shares granted to directors of the Company. An additional 23,800 shares with a fair value of $369 at the time of grant, were granted to the directors of the Company during the year ended March 31, 1999. All shares granted are eligible to vest in five equal annual installments. With respect to shares of the Company's common stock granted to executive officers, the 1996 Plan provides that the vesting of 75% of the third, fourth and fifth annual installments is subject to the attainment of certain performance goals. Compensation expense, associated with the stock grants recognized based upon the market price of the common stock at the time of grant, was $1,910 , $1,904 and $834 for the years ended March 31, 1999, 1998 and 1997. The unamortized balance of the grants is included in unearned stock-based compensation in the accompanying consolidated financial statements. At March 31, 1999 and 1998 the unamortized balance of the stock awards was $6,100 and $8,900, respectively.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

The following table contains certain information with respect to the stock options granted under the 1996 Plan.

Options Granted During the Year Ended March 31, 1999        Assumptions Used in Determining Options' Values
------------------------------------------------------------------------------------------------------------
                                                                                                               Calculated
                                                             Expected                                           Value of
                                Number        Exercise       Term in          Risk-Free          Expected         Each
Grant Date                      Granted        Price          Years            Rate(1)          Volatility       Option
-------------------------------------------------------------------------------------------------------------------------
April 22, 1998                       1,328        $20.50            8.00            5.20%              38.44%      $10.97
September 23, 1998                  15,214         14.50            8.00            5.20               38.44         7.76
October 28, 1998                     1,427         14.31            8.00            5.20               38.44         7.66
March 24, 1999                       7,273         17.94            8.00            5.20               38.44         9.60

Options Granted During the Year Ended March 31, 1998      Assumptions Used in Determining Options' Values
------------------------------------------------------------------------------------------------------------
                                                                                                               Calculated
                                                             Expected                                           Value of
                                Number        Exercise       Term in        Risk-Free           Expected          Each
Grant Date                      Granted        Price          Years          Rate(1)           Volatility        Option
-------------------------------------------------------------------------------------------------------------------------
April 23, 1997                       1,660        $14.25            8.00            5.70%              30.00%      $ 6.93
May 7, 1997                          1,229         14.50            8.00            5.70               30.00         7.05
October 22, 1997                     6,154         20.63            8.00            5.70               30.00        10.03
February 25, 1998                    2,626         18.75            8.00            5.70               30.00         9.12

Options Granted During the Year Ended March 31, 1997      Assumptions Used in Determining Options' Values
------------------------------------------------------------------------------------------------------------
                                                                                                               Calculated
                                                             Expected                                           Value of
                                Number        Exercise       Term in        Risk-Free           Expected          Each
Grant Date                      Granted        Price          Years          Rate(1)           Volatility        Option
-------------------------------------------------------------------------------------------------------------------------
October 23, 1996                 1,900,611        $12.75            8.00            6.92%              25.00%      $ 7.64
December 19, 1996                    1,031         13.75            8.00            6.92               25.00         7.23
February 27, 1997                    1,446         16.25            8.00            6.92               25.00         6.30
March 1, 1997                       96,000         16.25            8.00            6.92               25.00         6.30
March 26, 1997                      62,162         15.50            8.00            6.92               25.00         6.57

(1) The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options, as of March 31, 1999.

The Company applies APB No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's results of operations would have been adjusted to the pro forma amounts indicated below:

                                               1999                   1998                   1997
                                     ---------------------------------------------------------------------
Net earnings:
    As reported                                      $19,004                 15,980                  2,732
    Pro forma                                         17,533                 14,463                  1,000
Earnings per share - Basic
    As reported                                         1.37                   1.00                   0.15
    Pro forma                                           1.26                   0.90                   0.06
Earnings per share - Diluted
    As reported                                         1.29                   0.95                   0.15
    Pro forma                                           1.19                   0.86                   0.06

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


The table below reflects, for the periods indicated, the activity in the Company's stock options issued under the 1996 Plan.

                                                                      For the Year Ended March 31,
                                                                      1999         1998        1997
                                                                 ------------------------------------
Balance at beginning of period                                      1,876,471   1,960,069           -
Granted                                                                25,242      11,669   2,061,250
Canceled or expired                                                   (19,764)    (31,345)   (101,181)
Exercised                                                             (42,526)    (63,922)          -
                                                                 ------------------------------------
Balance at end of period                                            1,839,423   1,876,471   1,960,069
                                                                 ====================================
Options exercisable                                                   707,762     381,083       2,452
Options available for grant                                            29,969      26,813      23,681

Weighted average option price per share:
  Under option                                                     $    13.10       13.05       13.01
  Exercisable                                                           13.07       13.06       12.75
  Exercised                                                             18.83       19.26           -

The following table summarizes information with respect to the Company's stock options outstanding as of March 31, 1999.

                                     Options Outstanding                                     Options Exercisable
            ---------------------------------------------------------------------------------------------------------------

                                        Weighted-Average
  Range of           Number                Remaining              Weighted-              Number              Weighted-
  Exercise         Outstanding          Contractual Life           Average             Outstanding            Average
   Prices       at March 31, 1999           (Years)            Exercise Price       at March 31, 1999      Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$ 12 to 14                1,647,378                    7.4              $12.7500                637,740            $12.7500
  14 to 16                   79,724                    7.3               15.2588                 30,293             15.4782
  16 to 18                  102,213                    8.1               16.3701                 37,975             16.2500
  18 to 20                    2,626                    8.9               18.7500                    525             18.7500
  20 to 22                    7,482                    8.7               20.6028                  1,229             20.6250

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

(13) Income Taxes

Income taxes (benefit) is summarized as follows:

                                               Current       Deferred        Total
                                           -------------------------------------------
Year Ended March 31, 1999
  Federal                                         $ 7,987         2,641         10,628
  State                                             2,695           885          3,580
                                           -------------------------------------------
       Total                                      $10,682         3,526         14,208
                                           ===========================================

Year Ended March 31, 1998
  Federal                                         $14,448        (4,399)        10,049
  State                                             2,508          (538)         1,970
                                           -------------------------------------------
       Total                                      $16,956        (4,937)        12,019
                                           ===========================================

Year Ended March 31, 1997
  Federal                                         $ 3,289        (1,867)         1,422
  State                                             1,935          (270)         1,665
                                           -------------------------------------------
      Total                                       $ 5,224        (2,137)         3,087
                                           ===========================================

A reconciliation of total income taxes and the amount computed by applying the applicable Federal income tax rate to earnings before income taxes follows:

                                                               Year Ended March 31,
                            ---------------------------------------------------------------------------------------
                                         1999                         1998                          1997
                            ---------------------------------------------------------------------------------------
                                 Amount        Percent        Amount        Percent        Amount         Percent
                            ---------------------------------------------------------------------------------------
Computed "expected" taxes          $11,624            35%       $ 9,800            35%        $2,037             35%
Increase (reduction) in
  taxes resulting from:
 California franchise tax,
  net of Federal tax benefit         2,327             7          1,281             7            433              7
 California franchise tax
  examination assessment,
  net of Federal tax benefit             -             -              -             -            649             10
      Other items                      257             1            938             1            (32)             1
                            ---------------------------------------------------------------------------------------
          Total                    $14,208            43%       $12,019            43%        $3,087             53%
                            =======================================================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

                                  March 31,          Taxes          March 31,          Taxes          March 31,
                                    1999           (Benefit)          1998           (Benefit)          1997
                             ------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for real estate
    loan losses                      $(10,037)          (2,487)          (7,550)             453           (8,003)
  California franchise tax             (1,796)             (98)          (1,698)            (672)          (1,026)
  Accrued expenses                     (1,479)             776           (2,255)            (679)          (1,576)
  Core deposit intangibles
    amortization                         (181)             196             (377)            (106)            (271)
  Nonaccrual interest                    (484)            (337)            (147)             886           (1,033)
  Unrealized gains (loss) on
    securities                            793           (1,001)           1,794            1,439              356
     available-for-sale, net
  Other                                (1,885)            (364)          (1,521)            (434)          (1,088)
                             ------------------------------------------------------------------------------------
                                      (15,069)          (3,315)         (11,754)             887          (12,641)
                             ------------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred loan origination            13,616            5,000            8,616           (4,758)          13,374
   fees
  Unredeemed FHLB stock
    dividends                           6,077            1,241            4,836              796            4,040
  Pension plan liability                  189             (137)             326               (4)             330
  Accumulated depreciation               (157)            (337)             180             (294)             474
  Customer early withdrawl
   penalty                                133              (41)             174              (44)             218
    depreciation
  Accrued interest on pre-
    1985 loans                             69              104              (35)             (58)              23
  Excess servicing rights
    amortization                           80               10               70              (25)              95
  Other                                   983                -              983                2              981
                             ------------------------------------------------------------------------------------
                                       20,990            5,840           15,150           (4,385)          19,535
                             ------------------------------------------------------------------------------------
Net deferred tax liability           $  5,921            2,525            3,396           (3,498)           6,894
                             ====================================================================================

In determining the possible future realization of deferred tax assets, the future taxable income from the following sources is taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Deferred tax assets as of March 31, 1999 and 1998 have been recognized to the extent of the expected reversal of taxable temporary differences.

Based on the Company's current and historical pretax earnings, adjusted for significant items, management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset at March 31, 1999. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Company, therefore, is required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

limitations, a bad debt deduction. The deduction percentage was 8% for the years ended March 31, 1996 and 1995. Alternately, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the Experience Method). Retained earnings at March 31, 1999 and 1998 includes approximately $25,300 for which no deferred income tax liability has been recognized.

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

To be considered "well capitalized," a savings institution must generally have a core capital of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. Management believes that at March 31, 1999, the Bank met the definition of "well capitalized."

The following is a reconciliation of the Bank's GAAP capital to regulatory capital as of March 31, 1999:

                                                                    PFF Bank & Trust's
                                                              Regulatory Capital Requirement
                                             --------------------------------------------------------------
                                                    Tangible               Core              Risk-based
                                                     Capital              Capital              Capital
                                             --------------------------------------------------------------
Capital of the Bank presented on a GAAP
  Basis                                                  $204,956              204,956              204,956
Adjustments to GAAP capital to arrive
  at regulatory capital:
  Unrealized loss on securities
    available-for-sale, net                                   293                  293                  293
  Investments in and advances to
    non-includable consolidated subsidiaries                 (504)                (504)                (504)
  Goodwill and other intangible assets                     (3,535)              (3,535)              (3,535)
  General loan valuation allowance (1)                          -                    -               22,263
  Real estate held for sale or development                      -                    -                 (558)
                                             --------------------------------------------------------------
Regulatory capital                                        201,210              201,210              222,915
Regulatory capital requirement                            115,812              115,812              142,403
                                             --------------------------------------------------------------
  Amount by which regulatory capital
    exceeds requirement                                  $ 85,398               85,398               80,512
                                             ==============================================================

(1) Limited to 1.25% of risk-weighted assets.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

The following table summarizes the Bank's actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 1999 and 1998.

                                                                                                   To be Well
                                                                                               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                              Actual                Adequacy Purposes          Action Provisions
                                   ---------------------------------------------------------------------------------
          March 31, 1999                Amount        Ratio       Amount        Ratio         Amount        Ratio
--------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted          $222,915       12.52%     $142,403        *8.00%      $178,004       *10.00%
 assets)
Core (Tier 1) capital (to total           201,210        6.95        86,859        *3.00%       144,765        *5.00
 assets)
Tier 1 capital (to risk-weighted          201,210       11.30             -        -  (1)       173,718        *6.00
 assets)
Tangible capital (to total assets)        201,210        6.95        46,429        *1.50%             -        -  (1)

* greater than or equal to


                                                                                                   To be Well
                                                                                               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                              Actual                Adequacy Purposes          Action Provisions
                                   ---------------------------------------------------------------------------------
          March 31, 1998                Amount        Ratio       Amount        Ratio         Amount        Ratio
--------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted          $213,617       14.17%     $120,481        *8.00%      $150,782       *10.00%
 assets)
Core (Tier 1) capital (to total           195,298        7.10        82,559        *3.00        137,598        *5.00
 assets)
Tier 1 capital (to risk-weighted          195,298       12.95             -        -  (1)        90,469        *6.00
 assets)
Tangible capital (to total assets)        195,298        7.10        41,280        *1.50              -        -  (1)

* greater than or equal to


(1)  Ratio is not specified under capital regulations.

At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

(15) Other Non-Interest Expense

Other non-interest expense amounts are summarized as follows:

                                                              Year Ended March 31,
                                                      1999            1998            1997
                                               ------------------------------------------------
SAIF insurance premiums (1)                             $ 1,573           1,470           3,270
Office supplies and expense                               3,406           2,883           2,803
Savings and NOW account expenses                          1,134           1,382             947
Loan expenses                                               581             438             221
EDP system conversion expenses                                -               -           2,117
Other                                                     3,463           3,757           3,477
                                               ------------------------------------------------
                                                        $10,157           9,930          12,835
                                               ================================================

(1) The 1997 SAIF recapitalization assessment of $10,900 is recorded as a separate line item on the statements of earnings.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

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

Leases

The Company leases various office facilities under noncancellable operating leases that expire through the year 2044. Net rent expense under operating leases, included in occupancy and equipment expense for the years ended March 31, 1999, 1998 and 1997, was $743, $590, and $512, respectively. A summary of future minimum lease payments under these agreements follows at March 31, 1999.

                                                          Amount
                                                 --------------------
                 Year ending March 31,
                 2000                                        $  711
                 2001                                           556
                 2002                                           494
                 2003                                           370
                 2004                                           307
                 thereafter                                     608
                                                 --------------------
                      Total                                  $3,046
                                                 ====================

(17) Off-Balance Sheet Risk

Concentrations of Operations and Assets

The Company's operations are located entirely within Southern California. At both March 31, 1999 and 1998, approximately 94.6% of the Company's mortgage loans were secured by real estate in Southern California. In addition, substantially all of the Company's real estate is located in Southern California.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

The Company's exposure to off-balance sheet credit risk (i.e., losses resulting from the other party's nonperformance of financial guarantees) and interest rate risk (for fixed-rate mortgage loans) in excess of the amount recognized in the accompanying consolidated financial statements is represented by the following contractual amounts.

                                                                             March 31,
                                                        ------------------------------------------------
                                                                   1999                     1998
                                                        ------------------------------------------------
Commitments to originate loans:
    Variable-rate                                                   $     24,287                  12,857
    Fixed-rate                                                             4,523                   2,319
                                                        ------------------------------------------------
          Total                                                     $     28,810                  15,176
                                                        ================================================

    Interest rate range for fixed-rate loans                         6.25%-15.75%            6.88%-18.00%

Commitments to originate fixed and variable-rate loans represent commitments to lend to a customer, provided there are no violations of conditions specified in the agreement. Commitments to purchase variable-rate loans represent commitments to purchase loans originated by other financial institutions. These commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts above do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to originate and purchase loans as it does for on-balance sheet instruments. The Company controls credit risk by evaluating each customer's creditworthiness on a case-by-case basis and by using systems of credit approval, loan limitation, and various underwriting and monitoring procedures.

The Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk. However, when the commitment is funded, the Company receives collateral to the extent collateral is deemed necessary, with the most significant category of collateral being real property underlying mortgage loans.


(18) Trust Operations

Included in prepaid expenses and other assets is the net unamortized trust acquisition cost of $2,263 and $2,599 at March 31, 1999 and 1998, respectively.

As a result of the acquisition, the Company now has certain additional fiduciary responsibilities which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, the Company's Trust department holds assets for the benefit of others. These assets are not the assets of the Company and are not included in the consolidated balance sheets of the Company at March 31, 1999 and 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

(19) Loan Servicing and Sale Activities

Loan servicing and sale activities are summarized as follows:

                                                            As of and for the Year Ended March 31,
                                               --------------------------------------------------------------
                                                        1999                 1998                 1997
                                               --------------------------------------------------------------
Balance sheet information:
  Loans held for sale                                       $ 3,531                  701                  736
                                               ==============================================================

Statement of earnings information:
  Loan servicing fees                                       $   850                  887                  945
  Amortization of servicing asset                              (109)                 (42)                 (42)
                                               --------------------------------------------------------------

  Loan servicing fees, net                                  $   741                  845                  903
                                               ==============================================================

  Gain on sale of loans                                     $   661                  992                    9
                                               ==============================================================

Statement of cash flows information:
  Loans originated for sale                                 $     -                3,893               21,590
                                               ==============================================================

  Proceeds from sale of loans                               $39,407              166,989               26,869
                                               ==============================================================

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

At March 31, 1999, 1998 and 1997, the Company was servicing loans and participations in loans owned by others of $325,730, $390,159, and $252,057, respectively.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

The estimated fair values of the Company's financial instruments are as follows:

                                                     March 31, 1999                       March 31, 1998
                                            -------------------------------------------------------------------
                                               Carrying            Fair             Carrying           Fair
                                                Value              Value             Value             Value
                                            -------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents and
    certificates of deposit                  $    63,790            63,790            46,021            46,021
  Investment securities                          185,796           185,803           317,124           317,135
  Mortgage-backed securities                     526,116           526,120           482,993           482,995
  Loans held for sale                              3,531             3,531               701               703
  Loans receivable, net                        2,026,081         2,031,065         1,827,614         1,835,033

Financial liabilities
  Deposits                                     1,843,538         1,847,383         1,740,824         1,737,923
  FHLB advances and other borrowings             814,000           737,083           785,886           789,444

Off-balance sheet instruments:
  Commitments to originate loans                  28,810            28,810            15,176            15,176

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

Mortgage-Backed Securities: The fair values of mortgage-backed securities are based on quoted market prices or dealer quotations obtained from market sources.

Loans Receivable: For purposes of calculating the fair value of loans receivable, loans were segregated by payment type, such as those with fixed interest rates and those with adjustable interest rates as well as by prepayment and repricing frequency. For all mortgage loans, fair value is estimated using discounted cash flow analysis. Discount rates are based on current loan rates for similar loan types adjusted for differences in credit and servicing characteristics. The fair values of significant nonperforming loans are based on recent appraisals, or if not available, on estimated cash flows, discounted using a rate commensurate with the risk associated with the specific properties.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

Off-Balance Sheet Financial Instruments: The fair value of commitments to purchase loans, mortgage-backed securities and investment securities is based upon bid quotations received from securities dealers. Commitments to fund loans outstanding at March 31, 1999 and 1998 would be offered at substantially the same rates and terms as commitments offered on March 31, 1999 and 1998 to parties of similar credit worthiness. Therefore, the carrying value of the commitments approximates their estimated fair value.

(21) Conversion to Capital Stock Form of Ownership

The Bancorp was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion from a federally chartered mutual savings and loan association to a federal stock savings bank. On March 28, 1996, the Bank became
a wholly owned subsidiary of the Bancorp.   In connection with the conversion,
the Bancorp issued and sold to the public 19,837,500 shares of its common stock (par value $.01 per share) at a price of $10 per share. The proceeds, net of $4,500 in conversion costs, received by the Bancorp from the conversion (before deduction of $15,870 to fund the Employee Stock Ownership Plan) amounted to $193,875. The Bancorp used $105.000 of the net proceeds to purchase the capital stock of the Bank.

At the time of the conversion, the Bank established a liquidation account in the amount of $109,347, which is equal to its total retained earnings as of September 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 1999 is $38,549.

The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

(22) Parent Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. Following are the condensed parent company only financial statements for PFF Bancorp, Inc.

                            Condensed Balance Sheets
                            ------------------------

                                                                         March 31,
                                                              -------------------------------
                                                                  1999               1998
                                                              -------------------------------
                    Assets

Cash and cash equivalents                                     $   4,757                4,122
Mortgage-backed securities available-for-sale,
  at fair value                                                       -               11,286
Equity securities available-for-sale                              7,879               13,729
Trust preferred securities available-for-sale                    13,303               17,360
Trading securities, at fair value                                 4,271                    -
Investment in real estate                                         5,813                    -
Investment in Bank subsidiary                                   204,956              202,763
Other assets                                                      2,306                5,724
                                                              -------------------------------
     Total assets                                             $ 243,285              254,984
                                                              ===============================

          Liabilities and stockholders' equity

Other liabilities                                             $     620                  706
Stockholders' equity                                            242,665              254,278
                                                              -------------------------------
     Total liabilities and stockholders' equity               $ 243,285              254,984
                                                              ===============================

                       Condensed Statements of Earnings
                       --------------------------------

                                                                              Year Ended March 31,
                                                              -----------------------------------------------
                                                                  1999                1998             1997
                                                              -----------------------------------------------
Interest and other income                                     $    3,916             4,474             7,002
General and administrative expense                                 2,798             2,653             1,548
                                                              -----------------------------------------------
     Earnings before equity in undistributed earnings
       of subsidiary before income taxes                           1,118             1,821             5,454
Dividend from Bank subsidiary                                     15,000            30,000                 -
Equity in earnings of subsidiary before income taxes              17,094            (3,822)              365
                                                              -----------------------------------------------
     Earnings before income taxes                                 33,212            27,999             5,819
Income taxes                                                      14,208            12,019             3,087
                                                              -----------------------------------------------
     Net earnings                                             $   19,004            15,980             2,732
                                                              ===============================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

                       Condensed Statements of Cash Flows
                       ----------------------------------

                                                                                   YEAR ENDED MARCH 31,
                                                                ----------------------------------------------------
                                                                      1999                 1998               1997
                                                                ----------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                   $    19,004              15,980               2,732
Adjustments to reconcile net earnings to cash used by
  operating activities:
  Amortization of premiums on investments and
   mortgage-backed securities                                             29                 262                   -

  Gain on trading securities                                            (569)                  -                   -
  Increase in trading securities                                      (3,924)                  -                   -
  Amortization of unearned stock-based compensation                    3,531               3,491               4,133
  (Gains) losses on sale of mortgage-backed securities and
     investments available-for-sale                                      191                (438)                  -
  Undistributed earnings of subsidiary                                (3,474)             14,968                (365)
  (Increase) decrease in other assets                                  3,418              (1,307)               (560)
  Increase (decrease) in other liabilities                               (86)               (696)              1,025
                                                                 ---------------------------------------------------
     Net cash provided by operating activities                        18,120              32,260               6,965
                                                                 ---------------------------------------------------

Cash flow from investing activities:
  Increase in real estate held for investment                         (5,813)                  -                   -
  Increase in investment securities available-for-sale                     -             (25,568)            (42,411)
  (Increase) decrease in mortgage-backed securities
   available-for-sale                                                 11,110              27,707              (4,919)

  Decrease in equity securities available-for-sale                     5,004                   -                   -
  Decrease in trust preferred securities                               3,782                   -                   -
  Note receivable from the Bank                                            -                   -              73,005
                                                                 ---------------------------------------------------
     Net cash provided by investing activities                        14,083               2,139              25,675
                                                                 ---------------------------------------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                531                 682                   -
  Purchase of treasury stock                                         (32,099)            (35,808)            (14,817)
  Purchase of stock for unearned stock-based
   compensation plans                                                      -                   -             (12,974)
                                                                 ---------------------------------------------------
     Net cash used in financing activities                           (31,568)            (35,126)            (27,791)
                                                                 ---------------------------------------------------
     Net (decrease)increase in cash during the year                      635                (727)              4,849

Cash and cash equivalents, beginning of year                           4,122               4,849                   -
                                                                 ---------------------------------------------------

Cash and cash equivalents, end of year                           $     4,757               4,122               4,849
                                                                 ===================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

(23) Earnings Per Share

A reconciliation of the components used to derive basic and diluted earnings per share for March 31, 1999, 1998 and 1997 follows:

                                                         Net          Weighted Average        Per Share
                                                       Earnings      Shares Outstanding         Amount
                                                       --------------------------------------------------
1999:
  Basic earnings per share                             $ 19,004             13,876,440           $  1.37
  Effect of dilutive stock options and awards                 -                840,242               .08
                                                       --------------------------------------------------
     Diluted earnings per share                        $ 19,004             14,716,682           $  1.29
                                                       ==================================================
1998:
  Basic earnings per share                             $ 15,980             16,055,127           $  1.00
  Effect of dilutive stock options and awards                 -                739,969              0.05
                                                       --------------------------------------------------
     Diluted earnings per share                        $ 15,980             16,795,096           $  0.95
                                                       ==================================================
1997:
  Basic earnings per share                             $ 2,732              17,819,870           $  0.15
  Effect of dilutive stock options and awards                -                 139,691                 -
                                                       --------------------------------------------------
     Diluted earnings per share                        $ 2,732              17,959,561           $  0.15
                                                       ==================================================

(24) Quarterly Results of Operations (Unaudited)

                                                         Three Months Ended
                                    ------------------------------------------------------------------
                                      June 30,      September 30,      December 31,         March 31,           Total
                                        1998           1998                1998               1999               1999
                                    -----------------------------------------------------------------------------------
Net interest income                 $   17,959          18,298              19,576            20,766            76,599
Provision for loan losses               (1,020)         (1,000)             (1,000)           (1,000)           (4,020)
Other income                             3,891           3,051               4,378             4,228            15,548
Other expenses                         (13,284)        (13,573)            (13,888)          (14,170)          (54,915)
                                    -----------------------------------------------------------------------------------
  Earnings before income taxes           7,546           6,776               9,066             9,824            33,212
Income taxes                             3,219           2,932               3,850             4,207            14,208
                                    -----------------------------------------------------------------------------------
  Net earnings                      $    4,327           3,844               5,216             5,617            19,004
                                    ===================================================================================
Basic earnings per share            $     0.29            0.27                0.38              0.43              1.37
                                    ===================================================================================
Diluted earnings per share          $     0.28            0.26                0.37              0.38              1.29
                                    ===================================================================================
                                                         Three Months Ended
                                    ------------------------------------------------------------------
                                      June 30,      September 30,      December 31,         March 31,           Total
                                        1997           1997                1997               1998               1998
                                    -----------------------------------------------------------------------------------
Net interest income                 $   18,315          17,929              18,547            18,060            72,851
Provision for loan losses               (2,250)         (2,249)             (1,300)           (1,300)           (7,099)
Other income                             3,207           3,226               4,283             3,564            14,280
Other expenses                         (12,805)        (13,082)            (13,232)          (12,914)          (52,033)
                                    -----------------------------------------------------------------------------------
  Earnings before income taxes           6,467           5,824               8,298             7,410            27,999
Income taxes                             2,784           2,538               3,546             3,151            12,019
                                    -----------------------------------------------------------------------------------
  Net earnings                      $    3,683           3,286               4,752             4,259            15,980
                                    ===================================================================================
Basic earnings per share            $     0.22            0.20                0.30              0.28              1.00
                                    ===================================================================================
Diluted earnings per share          $     0.22            0.19                0.28              0.26              0.95
                                    ===================================================================================

                       PFF BANCORP, INC. AND SUSSIDIARY
             Notes to consolidated Financial Statements, Continued
                            (Dollars in Thousands)

(25) Subsequent Event

Between April 26 and 28, 1999, the Company repurchased 1,500,000 shares of its common stock at a weighted average price of $19.18 per share. A portion of the funding for this repurchase was provided through a $20,000 dividend declared and paid by the Bank to the Bancorp during April 1999.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiary (the Company) as of March 31, 1999 and 1998 and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiary as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999 in conformity with generally accepted accounting principles.

                                 KPMG LLP


April 21, 1999, except as to note 25
to the consolidated financial statements which is as of April 28, 1999.

Item 9.  Change in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with PFF Bancorp Inc.'s Annual Meeting of Stockholders to be held on September 22, 1999 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers Who Are Not Directors" is incorporated herein by reference.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

(a)(3)      Exhibits

            (a)  The following exhibits are filed as part of this report:

            3.1   Certificate of Incorporation of PFF Bancorp, Inc. (1)
            3.2   Bylaws of PFF Bancorp, Inc. (1)
            4.0   Stock Certificate of PFF Bancorp, Inc. (1)
            10.1  Form of Employment Agreement between PFF Bank & Trust and PFF
                  Bancorp, Inc. and certain executive officers (1)
            10.2  Form of Change in Control Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
            10.3  Form of PFF Bank & Trust Employee Severance Compensation Plan
                  (1)
            10.4  Capital Accumulation Plan for Employees of Pomona First
                  Federal Savings and Loan Association (1)
            10.5  PFF Bancorp, Inc. 1996 Incentive Plan (2)
            10.6  Form of Non-Statutory Stock Option Agreement for officer and employees of PFF Bancorp, Inc. (3)
            10.7  Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)
            10.8  Form of Stock Award Agreement for officers and employees of
                  PFF Bancorp, Inc. (3)
            10.9  Form of Stock Award and Stock Option Agreement for Outside
                  Directors of PFF Bancorp, Inc. (3)
            10.10 The Pomona First Federal Bank & Trust Restated Supplemental
                  Executive Retirement Plan (3)
            10.11 The Pomona First Federal Bank & Trust Directors' Deferred
                  Compensation Plan (3)
            21    Subsidiary information is incorporated herein by reference to
                  "Part I- Subsidiary Activities."
            23    Consent of KPMG LLP
            27    Financial Data Schedule
            99.1  Annual Report on Form 11-K for Capital Accumulation Plan for
                  employees of PFF Bank & Trust
            (b)   Reports on Form 8-K
                  None

            The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1999.

            --------------------
            (1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.
            (2) Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated September 16, 1996.
            (3) Incorporated herein by reference from the Form 10-K filed on June 20, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PFF BANCORP, INC.



                                       BY: /s/ LARRY M. RINEHART
                                          -------------------------------------
                                           Larry M. Rinehart
DATED: June 23, 1999                       President, Chief Executive Officer
                                           and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Name                               Title                                 Date
----------------------------------------------------------------------------------------------------------
/s/ LARRY M. RINEHART                                                             June 23, 1999
---------------------------------
Larry M. Rinehart                  President, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)

/s/ GREGORY C. TALBOTT                                                            June 23, 1999
---------------------------------
Gregory C. Talbott                 Executive Vice President, Chief
                                   Financial Officer and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)

/s/ DONALD R. DESCOMBES                                                           June 23, 1999
---------------------------------
Donald R. DesCombes                Director

/s/ ROBERT W. BURWELL                                                             June 23, 1999
---------------------------------
Robert W. Burwell                  Director

/s/ WILLIAM T. DINGLE                                                             June 23, 1999
---------------------------------
William T. Dingle                  Director

/s/ CURTIS W. MORRIS                                                              June 23, 1999
---------------------------------
Curtis W. Morris                   Director

/s/ ROBERT D. NICHOLS                                                             June 23, 1999
---------------------------------
Robert D. Nichols                  Director

/s/ JIL H. STARK                                                                  June 23, 1999
---------------------------------
Jil H. Stark                       Director