Form 10-K405/A
period 1999-03-31
PFF BANCORP INC
filed 1999-07-29
CIK 1004969

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A

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
                                               ---    ---

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
13,952,370

                                     INDEX


                                   PART III


Item 10.      Directors and Executive Officers of the Registrant    1
Item 11.      Executive Compensation............................    7
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management....................................   14
Item 13.      Certain Relationships and Related Transactions....   15


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

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

  The following table sets forth, as of July 28, 1999, the names of the nominees for election as directors at the Company's annual meeting to be held on September 22, 1999, continuing directors and Named Executive Officers (as defined herein) as well as their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each director became a director of the Bank, the year in which their terms (or in the case of the nominees, their proposed terms) as director of the Company expire. The table also sets forth the amount of Common Stock and the percent thereof beneficially owned by each director and Named Executive Officer and all directors and executive officers as a group as of July 28, 1999.

                                                                                                  Shares of
                                                                             Expiration of      Common Stock
          Name and Principal                                  Director        Term as             Beneficially       Percent of
         Occupation at Present                      Age       Since(1)        Director            Owned (2)            Class
        and for Past Five Years                     ---       --------       ------------       --------------       ----------
        -----------------------

NOMINEES

Robert W. Burwell..............................      67        1984           2002               96,012(3)(4)                *
Vice Chairman of the Board of Directors of
the Company and the Bank.  Mr. Burwell
was President and Chief Executive Officer of
the Pomona Valley Hospital Medical Center
from 1972 until his retirement in 1993.

William T. Dingle..............................      71        1974           2002               69,891(3)(4)                *
Chief Executive Officer of Graves
Automotive Supply and Parkway
Automotive Warehouse.  Mr.  Dingle also
serves on the Board of Directors  of Pomona
Financial Services, Inc., PFF  Financial
Services, Inc. and Diversified Services, Inc.

Curtis W. Morris...............................      63        1988           2002               69,187(3)(4)                *
Mr. Morris is associated with the law firm of
Lamb, Morris & Lobello and has been a
practicing attorney for 30 years.

CONTINUING DIRECTORS

Donald R. DesCombes............................      67        1979           2001               98,169(3)(4)                *
Chairman of the Board of Directors of the
Company and the Bank.  Mr. DesCombes
has served as Chairman of the Board of the
Bank since 1989.  Mr. DesCombes is
Chairman of the Board and a former owner
of Averbeck Company Insurance Brokers.

Robert D. Nichols..............................      72        1986           2001               70,751(3)(4)                *
President and Chief Executive Officer of the
Bank from August 1986 until his retirement
in August 1992.

Larry M. Rinehart..............................      51        1994           2001              301,104(5)(6)(7)          2.2%
President and Chief Executive Officer of the
Company and the Bank since July 1992.
Served as President-elect and Executive Vice
President from July 1991 to July 1992.  Mr.
Rinehart also serves as Director, President
and Chief Executive Officer of Pomona
Financial Services, Inc., PFF Financial
Services, Inc. and Diversified Services, Inc.

Jil H. Stark...................................      62        1975           2000               66,891(3)(4)                *
Formerly Director of Marian Miner Cook
Athenaeum of Claremont McKenna College,
and currently Community Coordinator.  Mrs.
Stark also serves on the Board of Directors
of Pomona Financial Services, Inc., PFF
Financial Services, Inc. and Diversified
Services, Inc.

NAMED EXECUTIVE OFFICERS

Kevin McCarthy.................................      47         --             --               172,825(5)(6)(7)          1.2%
Senior Executive Vice President of the
Company and Senior Executive Vice
President and Chief Operating Officer of the
Bank.  Mr. McCarthy is a Director of
Pomona Financial Services, Inc., PFF
Financial Services, Inc. and Diversified
Services, Inc.

Gregory C. Talbott.............................      45         --             --               136,757(5)(6)(7)             *
Executive Vice President, Chief Financial
Officer and Treasurer of the Company and the
Bank.

Gilbert F. Smith...............................      53         --             --                67,409(5)(6)(7)             *
Senior Vice President and General Counsel
of the Bank.  Mr. Smith also serves as
Chairman of the Board of Pomona Financial
Services, Inc., PFF Financial Services, Inc.,
and Diversified Services, Inc.

Jerald W. Groene...............................      51         --             --                82,832(5)(6)(7)             *
Senior Vice President and Chief Lending
Officer of the Bank.  Mr. Groene is a
Director of Pomona Financial Services, Inc.,
PFF Financial Services, Inc. and Diversified
Services, Inc.

Stock ownership of all Directors and
Executive Officers as a Group (15 persons)                      --             --                   1,477,577(8)         10.1%

------------------

*   Does not exceed 1.0% of the Company's voting securities.
(1) Includes years of service as a director of the Bank.
(2) Each person effectively exercises sole (or shares with spouse or other immediate family member) voting or dispositive power as to shares reported herein (except as noted).
(3) Includes 20,404 shares awarded to each outside director pursuant to the PFF Bancorp, Inc. 1996 Incentive Plan (the "1996 Incentive Plan"), which vest in five equal annual installments commencing on October 23, 1997 and March 26, 1998 and which have not yet vested. Also includes 13,602 and 3,060 shares with respect to Messrs. DesCombes and Nichols, respectively, which have vested but receipt of which has been deferred by Messrs. DesCombes and Nichols. Each outside director presently has voting power as to the shares awarded.
(4) Includes 34,006 shares subject to options granted to each outside director under the 1996 Incentive Plan which are currently exercisable. Excludes 51,011 shares subject to options granted to each outside director under the 1996 Incentive Plan which are not currently exercisable. Options granted pursuant to the 1996 Incentive Plan become exercisable at a rate of 20% per year commencing on October 23, 1997 and March 26, 1998.
(5) Includes 90,000, 54,000, 48,000, 25,500 and 25,500 shares awarded to Messrs.
    Rinehart, McCarthy, Talbott, Smith and Groene, respectively, under the 1996 Incentive Plan which have not yet vested. Also includes 22,500 and 6,000 shares with respect to Messrs. Rinehart and Talbott which have vested but receipt of which has been deferred at the option of Messrs. Rinehart and Talbott. Awards to officers under the 1996 Incentive Plan vest at a rate of 20% per year commencing on October 23, 1997; provided, however, that 75% of the third, fourth and fifth annual installments will only vest if the performance criteria established by the Compensation Committee is satisfied. Each participant presently has voting power as to the shares awarded.
(6) Includes 142,157, 72,157, 55,357, 11,357 and 38,400 shares subject to options granted to Messrs. Rinehart, McCarthy, Talbott, Smith and Groene, respectively, under the 1996 Incentive Plan which are currently exercisable. Excludes 225,000, 120,000, 102,000, 57,600 and 57,600 shares subject to options granted to Messrs. Rinehart, McCarthy, Talbott, Smith and Groene, respectively, under the 1996 Incentive Plan which are not exercisable. Options become exercisable at a rate of 20% per year commencing on October 23, 1997. See "Executive Compensation- 1996 Incentive Plan."
(7) Includes 5,043, 5,508, 5,509, 5,400 and 5,174 shares allocated to Messrs. Rinehart, McCarthy, Talbott, Smith and Groene, respectively, under the Bank's ESOP.
(8) Includes a total of 487,086 shares awarded under the 1996 Incentive Plan as to which voting may be directed. Excludes a total of 1,042,563 shares subject to options under the 1996 Incentive Plan which are not currently exercisable. Includes 43,409 shares (including 26,634 shares set forth in footnote 7 above) allocated to executive officers as a group under the Bank's ESOP.


Meetings of the Board of Directors and Committees of the Board of Directors of the Company


     The Board of Directors of the Company conducts its business through meetings of the Board of Directors and through activities of its committees. The Board of Directors of the Company meets monthly and may have additional meetings as needed. During the year ended March 31, 1999, the Board of Directors of the Company held twelve meetings. All of the directors of the Company attended at least 75% of the total number of the Company's Board meetings held and committee meetings on which such directors served during fiscal 1999. The Board of Directors of the Company maintains committees, the nature and composition of which are described below:

     Audit Committee. The Audit Committee of the Company and the Bank consists of Mrs. Stark and Messrs. Dingle and Burwell. The Audit Committee is responsible for reporting to the Board on the general financial condition of the Bank and the results of the annual audit, and is responsible for ensuring that the Bank's activities are being conducted in accordance with applicable laws and regulations. The Audit Committee of the Company met two times in fiscal 1999. The Audit Committee of the Bank met two times in fiscal 1999.

     Nominating Committee. The Company's Nominating Committee for the 1999 Annual Meeting consisted of Mrs. Stark and Messrs. Burwell and Morris. The committee considers and recommends the nominees for director to stand for election at the Company's annual meeting of shareholders. The Company's Certificate of Incorporation and Bylaws provide for stockholder nominations of directors. These provisions require such nominations to be made pursuant to timely notice in writing to the Secretary of the Company. The stockholder's notice of nomination must contain all information relating to the nominee which is required to be disclosed by the Company's Bylaws and by the Exchange Act. The Nominating Committee met on May 26, 1999.

     Employee Compensation and Benefits Committee. The Employee Compensation and Benefits Committee of the Company consists of Messrs. Burwell, Dingle, Morris, Nichols and Rinehart. The committee meets to establish compensation and benefits for the executive officers and to review the incentive compensation programs when necessary. The committee is also responsible for all matters regarding compensation and benefits, hiring, termination and affirmative action issues for other officers and employees of the Company and the Bank. The Employee Compensation and Benefits Committee of the Company met two times in fiscal 1999. The Compensation, Pension and Personnel Practices Committee of the Bank met two times in fiscal 1999.

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

     Directors' Deferred Compensation Plan. The Bank provides a non-qualified plan which offers directors the opportunity to defer fee compensation and stock awarded under the 1996 Incentive Plan. The primary form of benefit for deferred fees is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other forms of benefit, including a lump sum payout, are available with certain restrictions. Deferred stock awarded under the 1996 Incentive Plan, is accounted for in the plan in the form of Common Stock units. The form of benefit for deferred stock received through the 1996 Incentive Plan is a single lump sum payout made in shares of Common Stock. The forms of benefit for other deferred stock is a single lump sum payout or payment of equal installments over time. Prior to March 1996, deferrals had been credited with an interest rate equal to the highest interest rate paid on a designated date to depositors of the Bank. The plan has been amended to allow for an alternative choice whereby deferrals may be credited with investment earnings or losses equivalent to that of the Common Stock issued in connection with the Company's initial public offering ("Common Stock Rate"). Previous deferrals, as well as future deferrals, may be credited with the Common Stock Rate as of the initial public offering. The Bank established an irrevocable grantor trust ("rabbi trust") to hold the assets of the Bank that are intended to be used to satisfy the Bank's obligation with respect to benefits payable under the Deferred Compensation Plan. Assets of the rabbi trust are subject to the claims of creditors of the Bank solely in the event of the Bank's insolvency thereby foregoing any tax consequences to participants until assets are distributed to participants.

     1996 Incentive Plan. Under the 1996 Incentive Plan maintained by the Company, each director who is not an officer or employee of the Company or the Bank received non-statutory stock options to purchase 76,516 shares of Common Stock at an exercise price of $12.75, which was the fair market value of the shares on the date of grant, October 23, 1996 (with Dividend Equivalent Rights attached, as discussed below), and an award of 30,606 shares of Common Stock.
On March 26, 1997, each director who is not an officer or employee of the Company or the Bank was granted non-statutory stock options to purchase 8,501 shares of Common Stock at an exercise price of $15.50, which was the fair market value of the shares on the date of grant (with Dividend Equivalent Rights attached, as discussed below), and an award of 3,400 shares of Common Stock (collectively, the "Directors' Awards"). The Dividend Equivalent Rights provide a separate cash benefit equal to 100% of the amount of any extraordinary dividend (as defined in the 1996 Incentive Plan) declared by the Company on shares of Common Stock subject to an option. The Directors' Awards initially granted under the 1996 Incentive Plan will vest over a five-year period, at a rate of 20% each year commencing on October 23, 1997 and March 26, 1998, the first anniversaries of the respective dates of grant. On February 18, 1997, the Employee Compensation and Benefits Committee of the Company and the Compensation, Pension and Personnel Practices Committee of the Bank amended the Directors' Awards agreements, effective March 28, 1997, to provide for acceleration of the vesting of Directors' Awards upon a change in control of the
Company or the Bank (as defined in the 1996 Incentive Plan).   All unexercised
options granted under the 1996 Incentive Plan expire 10 years following the date of grant. All Directors' Awards will immediately vest upon death or disability.

Compensation Committee Interlocks and Insider Participation

     The Employee Compensation and Benefits Committee is made up of five directors: Messrs. Burwell, Dingle, Morris, Nichols and Rinehart. Mr. Rinehart served as President and Chief Executive Officer of the Company and the Bank during the fiscal year ended March 31, 1999.

Item 11.  Executive Compensation
--------  ----------------------

     Summary Compensation Table. The following table shows, for the fiscal years ended March 31, 1999, 1998 and 1997, the cash compensation paid by the Bank, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer and the four highest paid executive officers of the Bank who received compensation in excess of $100,000 ("Named Executive Officers").



                                                                                 Long Term Compensation
                                                                        -----------------------------------------
                                                                                  Awards                  Payouts
                                                                        ---------------------------       -------
                                      Annual Compensation (1)
                               ------------------------------------
                                                         Other          Restricted       Securities                        All
                                                         Annual          Stock           Underlying       LTIP            Other
Name and                       Salary                  Compensation      Awards         Options/SARs      Payouts      Compensation
Principal Position     Year      ($)     Bonus ($)        ($)(2)         ($)(3)              (#)          ($)(4)           ($)

-----------------------------------------------------------------------------------------------------------------------------------


Larry M.  Rinehart,    1999    $300,000  $155,079           --             --               --              --          $45,444 (5)
President and Chief    1998     300,000    87,199           --             --               --              --           45,335
Executive Officer      1997     238,164    18,320           --          1,912,500         375,000           --           44,747

Kevin McCarthy         1999    $200,004   $86,157           --             --               --              --          $40,971 (5)
Senior Executive       1998     200,004    48,416           --             --               --              --           42,796
Vice President and     1997     156,000    12,000           --          1,147,500         200,000           --           32,437
Chief Operating
Officer

Gregory C. Talbott     1999    $190,020   $81,856           --             --               --              --          $37,890 (5)
Executive Vice         1998     190,020    46,079           --             --               --              --           42,944
President, Chief       1997     155,880    11,990           --          1,020,000         170,000           --           28,452
Financial Officer
and Treasurer

Gilbert F. Smith       1999    $150,000   $51,693           --             --               --              --          $42,128 (5)
Senior Vice            1998     150,000    29,160           --             --               --              --           40,849
President, General     1997     130,440    10,034           --          541,875            96,000           --           25,489
Counsel

Jerald W. Groene       1999    $150,000   $51,693           --             --               --              --          $38,301 (5)
Senior Vice            1998     150,000    29,086           --             --               --              --           32,830
President, Chief       1997     121,404     9,339           --          541,875            96,000           --           24,287
Lending Officer

_____________________________

(1) Under Annual Compensation, the column titled "Salary" includes amounts deferred by the Named Executive Officer pursuant to the Bank's 401(k) Plan, as hereinafter defined, pursuant to which employees may defer up to 15% of their compensation and executive officers may defer up to 5% of their compensation, up to the maximum limits under the Code. These numbers are subject to change based on Section 415 testing limits.
(2) There were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the last year, (b) payments of above-market preferential earnings on deferred compensation, (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation, (d) tax payment reimbursements, or (e) preferential discounts on stock.
(3) Pursuant to the 1996 Incentive Plan, Messrs. Rinehart, McCarthy, Talbott, Smith and Groene were awarded 150,000, 90,000, 80,000, 42,500 and 42,500 shares, respectively, in fiscal 1997. The dollar amounts set forth in the table represent the market value of the shares awarded on the date of grant. The awards vest in five annual installments commencing on October 23, 1997, the first anniversary of the date of grant. When shares become vested and are distributed, the recipient will also receive an amount equal to accumulated dividends and earnings thereon (if any). All awards vest immediately upon termination due to death or disability. The awards to Messrs. Rinehart, McCarthy, Talbott, Smith and Groene are subject to the attainment of certain performance goals established by the Committee. At March 31, 1999, Messrs. Rinehart, McCarthy, Talbott, Smith and Groene had 90,000, 54,000, 48,000, 25,500 and 25,500 shares, respectively, which remained unvested, with a market value of $1,575,000, $945,000, $840,000, $446,250 and $446,250, respectively, as of that date.
(4) For fiscal 1999, 1998 and 1997, the Bank had no long-term incentive plans in existence. Accordingly, there were no payments or awards under any long-term incentive plan.
(5) Includes $11,365, $7,200, $7,861, $8,947 and $6,614 in life insurance premiums; $5,000, $4,692, $950, $3,750 and $3,750 in contributions to the
    Bank's 401(k) Plan and $18,279, $18,279, $18,279, $17,137 and $17,137 in
    contributions to the ESOP paid by the Bank for the benefit of Messrs. Rinehart, McCarthy, Talbott, Smith and Groene, respectively. Also includes $10,800 as payment for auto allowances. Includes $1,494 in interest on the Bank's 401(k) Mirror Plan for the benefit of Mr. Smith.

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

     The employment agreements provide for a three-year term for Messrs. Rinehart and McCarthy. The Bank employment agreements provide that, commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors of the Bank may extend the agreement for an additional year so that the remaining term shall be three years, unless written notice of non-renewal is given by the Board of Directors of the Bank after conducting a performance evaluation of the Executive. The terms of the Company employment agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors of the Company. The agreements provide that the Executive's base salary will be reviewed annually. The annual base salaries for Messrs. Rinehart and McCarthy for the fiscal year ended 1999 are $300,000 and $200,004 respectively. In addition to the base salary, the agreements provide for, among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel.

     The agreements provide for termination by the Bank or the Company for cause as defined in the agreements at any time. In the event the Bank or the Company chooses to terminate the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank and the Company upon: (i) failure to re-elect the Executive to his current office(s);
(ii) a material change in the Executive's functions, duties or responsibilities;
(iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) a material reduction in the benefits and perquisites to the Executive; (v) liquidation or dissolution of the Bank or the Company; or (vi) a breach of the agreement by the Bank or the Company, the Executive or, in the event of the Executive's subsequent death, his beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due to the Executive and the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Bank or the Company during the remaining term of the agreement provided, however, that the payment shall not, in the aggregate, exceed three times the average of the Executive's five preceding taxable years' annual compensation. The Bank and the Company would also continue, and pay for, the Executive's life, health and disability coverage for the remaining term of the agreement.

     Under the agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company (as defined in the Employment Agreement), the Executive or, in the event of the Executive's death, his beneficiary, would be entitled to a severance payment equal to the greater of:
(i) the payments due for the remaining term of the agreement; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue, and pay for, the Executive's life, health, and disability coverage for thirty-six months.

     Notwithstanding that both agreements provide for a severance payment in the event of a change in control, the Executive would only be entitled to receive a severance payment under one agreement. In the event of a change in control, based upon three times 1999 base salary as reported in the Summary Compensation Table, Messrs. Rinehart and McCarthy would receive approximately $900,000 and $600,012, respectively, in severance payments, in addition to other cash and noncash benefits.

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

1996 Incentive Plan

     The Company maintains the 1996 Incentive Plan, which provides discretionary awards of options to purchase Common Stock, option-related awards and awards of Common Stock (collectively, "Awards") to officers, directors and key employees as determined by a committee of the Board of Directors. Awards of Common Stock to officers, directors and key employees is provided under "Restricted Stock Awards" in the "Summary Compensation Table." No options were granted under the 1996 Incentive Plan to the Named Executive Officers for fiscal 1999.

     The following table provides certain information with respect to exercises of stock options during the fiscal year ended March 31, 1999 by Named Executive Officers and to the number of shares of Common Stock represented by outstanding options held by the Named Executive Officers as of March 31, 1999. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year end price of the Common Stock.


                  Aggregate Fiscal Year-End Option/SAR Values

                                                                                            Value of
                                             Number of Securities                          Unexercised
                                            Underlying Unexercised                         In the Money
                                               Options/SARs at                           Options/SARs at
                                             Fiscal Year-End(#)(1)                   Fiscal Year-End ($)(2)(3)
                                     ------------------------------------------------------------------------------
Name                                   Exercisable         Unexercisable         Exercisable         Unexercisable
-------------------------            ------------------------------------------------------------------------------

Larry M. Rinehart....                 142,157               225,000               $675,246            $1,068,750

Kevin McCarthy.......                  72,157               120,000               $342,746              $570,000

Gregory C. Talbott...                  60,157               102,000               $285,746              $484,500

Gilbert F. Smith.....                  19,200                57,600                $91,200              $273,600

Jerald W. Groene.....                  38,400                57,600               $182,400              $273,600

___________________________

(1)  The options in this table have an exercise price of $12.75.
(2)  The price of the Common Stock on March 31, 1999 was $17.50.
(3) Based on the market value of the underlying Common Stock at fiscal year end, minus the exercise price.

Retirement Plan

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


                                              PFF Bank & Trust Employee Pension Plan
                 ---------------------------------------------------------------------------
                                                         Years of Service
  Final Average
  Compensation                        15           20           25           30           35
--------------------------------------------------------------------------------------------
   $ 50,000                      $13,598      $18,130      $22,663      $22,663      $22,663
    100,000                       29,723       39,630       49,538       49,538       49,538
    150,000                       45,848       61,130       76,413       76,413       76,413
    200,000                       45,848       61,130       76,413       76,413       76,413
    250,000                       45,848       61,130       76,413       76,413       76,413
    300,000                       45,848       61,130       76,413       76,413       76,413
    350,000                       45,848       61,130       76,413       76,413       76,413
    400,000                       45,848       61,130       76,413       76,413       76,413

     Compensation under the Retirement Income Plan includes all regular pay and overtime. The benefit amounts listed above were computed on a single life annuity basis, which is the normal form under the plan.

     The approximate years of service, as of January 1, 1996 for the Named Executive Officers are as follows:

                                                 Service
                                                 -------
Name                                  Years                  Months
--------------------------       ----------------       ----------------
Larry M. Rinehart                      18                      3
Kevin McCarthy                         18                      -
Gregory C. Talbott                      8                      7
Gilbert F. Smith                       24                      2
Jerald W. Groene                       23                      6


     The freezing of accrued benefits on December 31, 1995 results in no additional service for purposes of benefit determination being accrued for the named executive officer.

Supplemental Executive Retirement Plan

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners


     The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock on July 28, 1999 or as disclosed in certain reports regarding such ownership filed by such persons with the Company and with the Securities and Exchange Commission ("SEC"), in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock as of July 28, 1999. Information with respect to ownership by directors and officers of the Company is contained under Item 10 of the Form 10-K.



                             Name and Address of                  Amount and Nature of        Percent of
 Title of Class                Beneficial Owner                   Beneficial Ownership         Class(1)
-----------------   --------------------------------------        -----------------------   -----------------

Common Stock        PFF Bank & Trust Employee Stock Ownership        1,549,821(2)              11.1%
                    Plan ("ESOP")
                    350 South Garey Avenue
                    Pomona, California 91766

Common Stock        Capital Guardian Trust Company                   1,020,000(3)               7.3%
                    11100 Santa Monica Boulevard
                    Los Angeles, California 90025-3384

Common Stock        Mellon Bank Corporation                          1,242,253(4)               8.9%
                    One Mellon Bank Center
                    Pittsburgh, Pennsylvania 15258

Common Stock        Thomson Horstmann & Bryant, Inc.                 1,265,000(5)               9.1%
                    Park 80 West, Plaza Two
                    Saddle Brook, New Jersey  07663

(1) Based on 13,952,371 shares outstanding.
(2) CNA Trust has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. At July 28, 1999, 433,951 shares had been allocated under the ESOP and 1,111,288 shares remain unallocated. Under the terms of the ESOP, the ESOP Trustee will vote the unallocated shares in a manner calculated to most accurately reflect the instructions received from participants regarding allocated shares so long as the ESOP Trustee determines such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").
(3) Based on information contained in a Schedule 13G filed with the SEC on February 12, 1999.
(4) Based on information contained in a Schedule 13G filed with the SEC on February 4, 1999.
(5) Based on information contained in a Schedule 13G filed with the SEC on January 25, 1999.

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

     As of March 31, 1999, nine of the Bank's executive officers or directors had a total of eleven loans outstanding, totalling approximately $2.4 million in the aggregate. Of the eleven loans currently outstanding to executive officers or directors, eight loans are receiving a preferred rate. For those receiving the preferred rate, seven loans are secured by the borrower's principal residence and one loan to a director is secured by rental property.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.


                                     PFF Bancorp, Inc.


                                     By:  /s/  Larry M. Rinehart
                                          -------------------------------
                                          Larry M. Rinehart
                                          President, Chief Executive Officer and
                                          Director

Dated:  July 29, 1999