Form 10-Q
period 1999-06-30
PFF BANCORP INC
filed 1999-08-13
CIK 1004969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X    No_____
    ------

     The registrant had 13,954,493 shares of common stock, par value $.01 per share, outstanding as of August 12, 1999.

                      PFF BANCORP, INC. AND SUBSIDIARIES
                                   Form 10-Q
                                     Index

PART I         FINANCIAL INFORMATION (Unaudited)                            PAGE
                                                                            ----
     Item 1    Financial statements

               Consolidated Balance Sheets as of
               June 30, 1999 and March 31, 1999                              1

               Consolidated Statements of Earnings for the
               Three Months ended June 30, 1999 and 1998                     2

               Consolidated Statements of Comprehensive Earnings
               for the Three Months ended June 30, 1999 and 1998             3

               Consolidated Statement of Stockholders' Equity
               for the Three Months Ended June 30, 1999                      4

               Consolidated Statements of Cash Flows for the
               Three Months ended June 30, 1999 and 1998                     5

               Notes to Unaudited Consolidated Financial Statements          7

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 9

     Item 3    Qualitative and Quantitative disclosures about
               Market Risk                                                  19

PART II        OTHER INFORMATION

     Item 1    Legal Proceedings                                            20

     Item 2    Changes in Securities                                        20

     Item 3    Defaults Upon Senior Securities                              20

     Item 4    Submission of Matters to a Vote of Security Holders          20

     Item 5    Other Information                                            20

     Item 6    Reports on Form 8-K                                          20

SIGNATURES

                   PART 1 - FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                        June 30,             March 31,
                                                                          1999                 1999
-----------------------------------------------------------------------------------------------------------
                             Assets
Cash and cash equivalents                                                  $   40,943           $   63,790
Loans held for sale at lower of cost or fair value                              3,855                3,531
Investment securities held-to-maturity (estimated fair value
  of $711 at June 30, 1999 and $716 at March 31, 1999)                            708                  709
Investment securities available-for-sale, at fair value                       164,928              185,087
Mortgage-backed securities held-to-maturity (estimated fair
  value of $413 at June 30, 1999 and $560 at March 31, 1999)                      411                  556
Mortgage-backed securities available-for-sale, at fair value                  472,336              525,560
Trading securities, at fair value                                               4,560                4,271
Investments in real estate                                                      6,203                6,371
Loans receivable, net                                                       2,056,763            2,026,081
Federal Home Loan Bank (FHLB) stock, at cost                                   44,585               50,323
Accrued interest receivable                                                    16,538               17,118
Real estate acquired through foreclosure, net                                   3,644                5,318
Property and equipment, net                                                    23,252               23,925
Prepaid expenses and other assets                                              23,666               23,340
-----------------------------------------------------------------------------------------------------------
          Total assets                                                   $  2,862,392         $  2,935,980
===========================================================================================================

                Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                               $  1,854,041         $  1,843,538
  FHLB advances and other borrowings                                          748,000              814,000
  Accrued expenses and other liabilities                                       41,514               35,777
-----------------------------------------------------------------------------------------------------------
          Total liabilities                                                 2,643,555            2,693,315
Commitments and contingencies                                                       -                    -
Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 2,000,000                            -                    -
    shares; none issued
  Common stock, $.01 par value.  Authorized 59,000,000
    shares; issued 19,950,838; outstanding 13,952,371 at
    June 30, 1999, and 15,445,481 March 31, 1999                                  199                  199
  Additional paid-in capital                                                  136,005              150,612
  Retained earnings, substantially restricted                                 102,793              110,163
  Unearned stock-based compensation                                           (16,418)             (17,169)
  Treasury stock (5,998,467 at June 30, 1999 and 4,498,467
    at March 31, 1999)                                                            (60)                 (45)
  Accumulated other comprehensive loss                                         (3,682)              (1,095)
-----------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                          218,837              242,665
-----------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                       $2,862,392           $2,935,980
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

                        PFF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                        For the Three Months Ended
                                                                                 June 30,
-----------------------------------------------------------------------------------------------------------
                                                                          1999                1998
-----------------------------------------------------------------------------------------------------------

Interest income:
  Mortgage loans                                                          $    35,995         $    33,656
  Non-mortgage loans                                                            3,634               1,637
  Mortgage-backed securities                                                    7,748               9,066
  Investment securities and deposits                                            3,964               5,771
-----------------------------------------------------------------------------------------------------------
      Total interest income                                                    51,341              50,130
-----------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                         19,295              19,692
  Interest on borrowings                                                       10,819              12,479
-----------------------------------------------------------------------------------------------------------
      Total interest expense                                                   30,114              32,171
-----------------------------------------------------------------------------------------------------------
      Net interest income                                                      21,227              17,959
Provision for loan losses                                                       1,000               1,020
-----------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses                      20,227              16,939
-----------------------------------------------------------------------------------------------------------
Non-interest income:
  Deposit and related fees                                                      2,412               2,167
  Loan and servicing fees                                                         778                 734
  Trust fees                                                                      520                 476
  Gain on sales of assets, net                                                     53                 138
  Gain on trading securities, net                                                 270                 283
  Other non-interest income                                                       218                  93
-----------------------------------------------------------------------------------------------------------
      Total non-interest income                                                 4,251               3,891
-----------------------------------------------------------------------------------------------------------
Non-interest expense:
  General and administrative:
    Compensation and benefits                                                   6,960               6,970
    Occupancy and equipment                                                     2,808               2,934
    Marketing and professional services                                         1,148                 875
    Other non-interest expense                                                  2,268               2,430
-----------------------------------------------------------------------------------------------------------
      Total general and administrative                                         13,184              13,209
  Foreclosed real estate operations, net                                           30                  75
-----------------------------------------------------------------------------------------------------------
      Total non-interest expense                                               13,214              13,284
-----------------------------------------------------------------------------------------------------------
      Earnings before income taxes                                             11,264               7,546
  Income taxes                                                                  4,860               3,219
-----------------------------------------------------------------------------------------------------------
      Net earnings                                                        $     6,404         $     4,327
===========================================================================================================
 Basic earnings per share                                                 $      0.51               $0.29

Weighted average shares outstanding for basic
  earnings per share calculation                                           12,547,461          14,751,038
===========================================================================================================

Diluted earnings per share                                                $      0.47               $0.28
===========================================================================================================
Weighted average shares outstanding for diluted
  earnings per share calculation                                           13,546,247          15,613,794
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

                        PFF BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                          For the Three Months Ended
                                                                                   June 30,
-----------------------------------------------------------------------------------------------------------
                                                                        1999                 1998
-----------------------------------------------------------------------------------------------------------
Net earnings                                                              $     6,404                4,327
-----------------------------------------------------------------------------------------------------------

Other comprehensive earnings(loss), net of income taxes
  Unrealized gains (losses) on securities available-for-sale:
    U.S. Treasury and agency securities and other investment
      securities available-for-sale, at fair value                                (69)                 (87)
    Reclassification of realized (gains)losses included in                         60                 (119)
     earnings
    Mortgage-backed securities available-for-sale, at fair value               (2,578)                   6
-----------------------------------------------------------------------------------------------------------
Other comprehensive earnings (loss)                                            (2,587)                (200)
-----------------------------------------------------------------------------------------------------------
Comprehensive earnings                                                    $     3,817                4,127
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

                        PFF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)


                                                                            Retained                               Accumulated
                                                            Additional     Earnings,       Unearned                   Other
                                        Number of   Common    Paid-in    Substantially    Stock-based   Treasury   Comprehensive
                                         Shares     Stock     Capital      Restricted    Compensation     Stock    Earnings(Loss)
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999              15,445,481     $199    $150,612        $110,163       $(17,169)      $(45)        $ (1,095)

Net earnings                                    -        -           -           6,404              -          -                -
Purchase of treasury stock             (1,500,000)       -     (14,985)        (13,774)             -        (15)               -
Amortization of shares under
 stock-based compensation plans                 -        -         321               -            751          -                -
Stock options exercised                     6,890        -          57               -              -          -                -
Changes in unrealized gains on
  securities available for sale, net            -        -           -               -              -          -           (2,587)
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999               13,952,371     $199    $136,005        $102,793       $(16,418)      $(60)        $ (3,682)
=================================================================================================================================

                                          Total
-------------------------------------------------
Balance at March 31, 1999               $ 242,665

Net earnings                                6,404
Purchase of treasury stock                (28,774)
Amortization of shares under
 stock-based compensation plans             1,072
Stock options exercised                        57
Changes in unrealized gains on
  securities available for sale, net       (2,587)
-------------------------------------------------

Balance at June 30, 1999                $ 218,837
=================================================

See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     June 30,
--------------------------------------------------------------------------------------------------------
                                                                            1999                 1998
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                           $   6,404             $   4,327
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Amortization of premiums on loans,
        investments and mortgage-backed securities                             694                 1,038
      Amortization of deferred loan origination fees                           (91)                 (277)
      Loan fees collected                                                     (665)                 (701)
      Dividends on FHLB stock                                                 (655)                 (558)
      Redemption of FHLB stock                                               6,393                     -
      Provisions for losses on:
        Loans                                                                1,000                 1,020
      Gains on sales of loans, mortgage-backed securities
        available-for-sale, real estate and property and equipment            (111)                 (378)
      Proceeds from sale of trading securities                                   -                     -
      Gains on trading securities                                             (270)                 (283)
      Depreciation and amortization of property and equipment                  952                   974
      Proceeds from sale of loans held-for-sale                             18,760                11,765
      Amortization of unearned stock-based compensation                      1,072                 1,274
      Increase (decrease) in accrued expenses and other
       liabilities                                                           5,737                (2,690)
      (Increase) decrease in:
        Accrued interest receivable                                            580                   964
        Prepaid expenses and other assets                                     (326)               30,990
--------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                         39,474                47,465
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Loans originated for investment                                         (254,683)             (191,593)
  Increase (decrease) in construction loans in process                       3,650                 6,270
  Purchases of loans held for investment                                         -               (49,832)
  Principal payments on loans                                              200,491               195,276
  Principal payments on mortgage-backed securities
    held-to-maturity                                                           143                   302
  Principal payments on mortgage-backed securities
    available-for-sale                                                      49,720                63,813
  Purchases of investment securities available-for-sale                     (3,066)              (38,675)
  Purchases of FHLB stock                                                        -                (8,232)
  Purchases of mortgage-backed securities available-
    for-sale                                                                     -              (275,192)


                                                                     (Continued)

                       PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                        June 30,
------------------------------------------------------------------------------------------------------------
                                                                                1999                1998
------------------------------------------------------------------------------------------------------------
  Proceeds from maturities of investment securities
    available-for-sale                                                        $ 16,973             $  27,255
  Investment in real estate                                                          -                    10
  Proceeds from sale of investment securities available-for-sale                 6,126                28,017
  Proceeds from sale of real estate                                              2,652                 3,530
  Investment in real estate held for investment                                    168                     -
  Purchases of property and equipment                                             (281)                 (905)
  Proceeds from sale of property and equipment                                       -                     4
------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                   21,893              (239,952)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from FHLB advances and other borrowings                              14,000               626,876
  Repayment of FHLB advances and other borrowings                              (80,000)             (423,876)
  Net change in deposits                                                        10,503                 7,616
  Proceeds from exercise of stock options                                           57                     7
  Purchase of treasury stock                                                   (28,774)              (17,708)
------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                  (84,214)              192,915
------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and cash equivalents                 (22,847)                  428
Cash and cash equivalents, beginning of year                                    63,790                46,021
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                        $ 40,943             $  46,449
============================================================================================================
Supplemental information:
  Interest paid, including interest credited                                    31,039                34,549
  Income taxes paid                                                                600                 3,700
Non-cash investing and financing activities:
  Change in unrealized gain (loss) on securities
    available-for-sale                                                          (4,461)                 (285)
  Net transfers from loans receivable to real estate                             1,128                 3,324
  Net transfer from loans receivable to loans held for sale                     22,575                12,310
Net transfers from available-for-sale securities to
  trading securities                                                                 -                 5,419
============================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
           Notes to the Unaudited Consolidated Financial Statements.

(1)  Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. (the "Bancorp") and its subsidiary PFF Bank & Trust (collectively, "the Company"). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc (collectively, "the Bank"). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. and PFF Financial Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included. Certain reclassifications have been made to the consolidated financial statements for 1998 to conform to the 1999 presentation.

The results of operations for the three months ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2000.

(2)  New Accounting Pronouncements

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

This statement was to be effective for all quarters of fiscal years beginning after June 15, 1999 however, the FASB issued SFAS No. 137 which has delayed the implementation by one year. Management is in the process of determining the impact of SFAS No. 133 on the Company's financial position and results of operations.

                       PFF BANCORP, INC. AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements - Continued

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

                                                                For the Three Months Ended June 30,
                                                --------------------------------------------------------------------------------
                                                                 1999(1)                                   1998
                                                --------------------------------------------------------------------------------
                                                   Earnings       Shares      Per-Share     Earnings       Shares      Per-Share
                                                  (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)   Amount
                                                --------------------------------------------------------------------------------
                                                                  (Dollars in thousands, except per share data)
Net Earnings                                          $6,404                                   $4,327

Basic EPS
Earnings available to common stockholders              6,404     12,547,461       $0.51         4,327     14,751,038       $0.29
                                                                           ============                             ============

Effect of Dilutive Securities
Options and Stock Awards                                   -        998,786                         -        862,756
                                                ---------------------------                -------------------------

Diluted EPS
Earnings available to common stockholders
  and assumed conversions                             $6,404     13,546,247       $0.47        $4,327     15,613,794       $0.28
                                                =======================================    =====================================

(1) Options to purchase 12,863 shares of common stock at a weighted average price of $19.69 per share were outstanding during the three month period ending June 30, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between October 22, 2002 and May 26, 2004, were still outstanding at June 30, 1999.

                       PFF BANCORP, INC. AND SUBSIDIARY
    Item 2: Management's Discussion and Analysis of Financial Condition and
                                   Operation
Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended June 30, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

                                                                          Three Months Ended June 30,
                                                      -----------------------------------------------------------------
                                                                     1999                             1998
                                                      -----------------------------------------------------------------
                                                                               Average                          Average
                                                          Average               Yield/     Average               Yield/
                                                          Balance    Interest    Cost      Balance    Interest    Cost
                                                      -----------------------------------------------------------------
                                                                            (Dollars in thousands)
Assets:
  Interest-earning assets:
    Interest-earning deposits and short-term            $   66,952    $   741     4.44%  $   34,868    $   423     4.87%
     investments
    Investment securities, net                             178,357      2,655     5.95      296,216      4,778     6.47
    Loans receivable, net                                2,027,655     39,629     7.82    1,844,746     35,293     7.65
    Mortgage-backed securities, net                        490,503      7,748     6.32      572,535      9,066     6.33
    FHLB stock                                              46,434        568     4.91       42,804        570     5.34
                                                      -----------------------         ------------------------
        Total interest-earning assets                    2,809,901     51,341     7.31    2,791,169     50,130     7.18
    Non-interest-earning assets                            101,423                          127,351
                                                      ------------                    -------------
        Total assets                                    $2,911,324                       $2,918,520
                                                      ============                    =============

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings accounts                                    $  145,196        816     2.25   $  152,427        891     2.34
    Money market accounts                                  406,312      4,451     4.39      236,090      2,494     4.24
    NOW and other demand deposit accounts                  206,364        339     0.66      179,783        320     0.71
    Certificate accounts                                 1,091,639     13,689     5.03    1,170,572     15,987     5.48
                                                      -----------------------         ------------------------
        Total                                            1,849,511     19,295     4.18    1,738,872     19,692     4.54
    FHLB advances and other borrowings                     793,600     10,807     5.46      874,952     12,464     5.71
    Other                                                    2,480         12     1.94        2,459         15     2.45
                                                      -----------------------         ------------------------
        Total interest-bearing liabilities               2,645,591     30,114     4.57    2,616,283     32,171     4.93
                                                                  -----------                      -----------
    Non-interest-bearing liabilities                        38,355                           54,440
                                                      ------------                    -------------
        Total liabilities                                2,683,946                        2,670,723
  Stockholders' Equity                                     227,378                          247,797
                                                      ------------                    -------------
        Total liabilities and stockholders' equity      $2,911,324                       $2,918,520
                                                      ============                    =============
Net interest income before provision for loan losses                  $21,227                          $17,959
                                                                  ===========                      ===========
Net interest spread                                                               2.74                             2.25
Effective interest spread                                                         3.02                             2.57
Ratio of interest-earning assets to interest-bearing        106.21%                          106.68%
 liabilities

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes attributable to changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net change.

                                                                   Three Months Ended June 30, 1999
                                                                             Compared to
                                                                   Three Months Ended June 30, 1998
                                                -------------------------------------------------------------------
                                                                         Increase (Decrease)
                                                                                Due to
                                                -------------------------------------------------------------------
                                                       Volume           Rate         Rate/Volume             Net
                                                -------------------------------------------------------------------
                                                                       (Dollars in thousands)
  Interest-earning assets:
    Interest-earning deposits and short-term           $   389            (37)               (34)               318
     investments
    Investment securities, net                          (1,906)          (382)               165             (2,123)
    Loans receivable, net                                3,499            761                 76              4,336
    Mortgage-backed securities, net                     (1,299)           (22)                 3             (1,318)
    FHLB stock                                              48            (46)                (4)                (2)
                                                -------------------------------------------------------------------
        Total interest-earning assets                      731            274                206              1,211
                                                -------------------------------------------------------------------

  Interest-bearing liabilities:
    Savings accounts                                       (42)           (34)                 1                (75)
    Money market accounts                                1,798             92                 67              1,957
    NOW and other demand deposit accounts                   47            (25)                (3)                19
    Certificate accounts                                (1,078)        (1,308)                88             (2,298)
    FHLB advances and other borrowings                  (1,159)          (549)                51             (1,657)
    Other                                                    -             (3)                 -                 (3)
                                                -------------------------------------------------------------------
        Total interest-bearing liabilities (1)            (434)        (1,827)               204             (2,057)
                                                -------------------------------------------------------------------
        Change in net interest income                  $ 1,165          2,101                  2              3,268
                                                ===================================================================

   _____________________
   (1) The increase in net interest income arising from the change in volume of interest-bearing liabilities was significantly influenced by the shift in average balances from relatively higher cost FHLB advances and other borrowings and certificate accounts to relatively lower cost money market and NOW accounts.

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

Comparison of Operating Results for the Three Months Ended June 30, 1999 and
----------------------------------------------------------------------------
1998
----

General
-------

The Company recorded net earnings of $6.4 million or $0.47 per diluted share for the three months ended June 30, 1999 compared to net earnings of $4.3 million or $0.28 per diluted share for the comparable period of 1998.

Net interest income was $21.2 million for the three months ended June 30, 1999 compared to $18.0 million for the comparable period of 1998. The increase in net interest income was attributable to a 49 basis point increase in net interest spread from 2.25% for the three months ended June 30, 1998 to 2.74% for the comparable period of 1999 coupled with an $18.7 million increase in average interest-earning assets from $2.79 billion for the three months ended June 30, 1998 to $2.81 billion for the comparable period of 1999.

Provision for loan losses was $1.0 million for the three months ended June 30, 1999 and 1998.

Total non-interest income was $4.3 million for the three months ended June 30, 1999 compared to $3.9 million for the comparable period of 1998. Total non-interest expense was $13.2 million for the three months ended June 30, 1999 compared to $13.3 million for the comparable period of 1998.

Interest Income
---------------

Interest income was $51.3 million for the three months ended June 30, 1999 compared to $50.1 million for the comparable period of 1998. The $1.2 million increase in interest income was attributable to a 13 basis point increase in average yield on interest-earning assets coupled with the $18.7 million increase in average interest-earning assets noted above. The increase in average interest-earnings assets was due principally to a $182.9 million increase in the average balance of loans receivable from $1.84 billion for the three months ended June 30, 1998 to $2.03 billion for the comparable period of 1999. The average aggregate balance of Mortgage-backed securities (MBS) and investment securities decreased $199.9 million from $868.8 million for the three months ended June 30, 1998 to

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

$668.9 million for the comparable period of 1999 reflecting the Company's strategy of utilizing paydowns and payoffs from MBS and investment securities to repay FHLB advances and fund growth in loans receivable.

The average yield on loans receivable increased 17 basis points from 7.65% for the three months ended June 30, 1998 to 7.82% for the comparable period of 1999. The increase in the average yield on loans receivable was attributable principally to a $211.3 million increase in the aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the Four-C's) from $317.2 million or 17 percent of loans receivable, net at June 30, 1998 to $528.5 million or 26 percent of loans receivable, net at June 30, 1999. Originations of the Four-C's continues to be an area of focus for the Bank with such loans accounting for 53% and 55% of total loan originations for the three months ended June 30, 1999 and 1998, respectively.

The Bank has also increased the proportion of its total loan portfolio comprised by hybrid adjustable rate mortgages (ARM's) from 19.2% at June 30, 1998 to 27.8% at June 30, 1999. Hybrid ARM's provide for fixed rates of interest for an initial term (typically 3 to 5 years) after which the rates on the loans become adjustable based upon a specified index (typically the one year Constant Maturity Treasury(CMT) index). The initial rates on hybrid ARM's are generally above the initial "teaser" rates at which non-hybrid adjustable rate ARM's are originated.

The average yield on investment securities was 5.95% for the three months ended June 30, 1999 compared to 6.47% for the comparable period of 1998. The decrease in the average yield on investment securities reflects the impact of the decrease in the general level of interest rates. The one-year CMT and one month London Inter-Bank Offered Rate averaged approximately 4.88% and 5.02%, respectively for the three months ended June 30, 1999 compared to approximately 5.41% and 5.71%, respectively for the comparable period of 1998. Amortization of premiums, net of accretion of discounts was $45,000 (12 basis points) for the three months ended June 30, 1999 compared to $142,000 (19 basis points) for the comparable period of 1998.

The average yield on MBS was 6.32% for three months ended June 30, 1999 compared to 6.33% for the comparable period of 1998. The impact on the yield on MBS from a reduction in the general level of interest rates was offset by a reduction in amortization of premiums, net of accretion of discounts from $901,000 (65 basis points) for the three months ended June 30, 1998 to $457,000 (39 basis points) for the comparable period of 1999.

Interest Expense
----------------

Interest expense was $30.1 million for the three months ended June 30, 1999 compared to $32.2 million for the comparable period of 1998. The $2.1 million decrease in interest expense was attributable to a 36 basis point decrease in the average cost of interest-bearing liabilities. The balance of average interest-bearing liabilities was $2.65 billion for the three months ended June 30, 1999 compared to $2.62 billion for the comparable period of 1998. The 36 basis point decrease in the average cost of interest-bearing liabilities reflects a 36 basis reduction in the average cost of deposits, a 25 basis point reduction in the cost of FHLB advances and other borrowings and an increase in the proportion of total interest-bearing liabilities comprised by deposits from 66.5% for the three months ended June 30, 1998 to 69.9% for the comparable period of 1999 as FHLB advances were repaid using a portion of the cash flow arising from payoffs and paydowns on MBS and investment securities.

The decrease in the average cost of deposits from 4.54% for the three months ended June 30, 1998 to 4.18% for the comparable period of 1999 reflects a decrease in the general level of interest rates coupled with an increase in the proportion of the total deposit base comprised by money market, savings and NOW accounts (collectively, "core deposits") from 32.7% for the three months ended June 30, 1998 to 41.0% for the comparable period of 1999. The average balance of total deposits increased $110.6 million from $1.74 billion for the three months ended June 30, 1998 to $1.85 billion for the comparable period of 1999. The average balance of core deposits increased $189.6 million or 33.4% between the three months ended June 30, 1998 and 1999. The increase in the proportion of the deposit portfolio comprised by core deposits reflects the Bank's emphasis on this segment of the deposit portfolio. The average cost of core deposits was 2.96% for the three months ended June 30, 1999 compared to 5.03% for certificate accounts.

The average cost of FHLB advances and other borrowings decreased from 5.71% for the three months ended June 30, 1998 to 5.46% for the comparable period of 1999 reflecting a decrease in the general level of interest rates and the Bank's increased utilization of putable fixed rate FHLB advances. Under the putable advance program, in exchange for a favorable interest rate on the borrowing, the Bank grants to the FHLB an option to "put" the advance back to the Bank at specified "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, the Bank obtains funds below the cost of non-putable FHLB advances of comparable final maturity. In exchange for this favorable funding rate, the Bank is exposed to the risk that the advance is put back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a borrowing at a less advantageous cost. At June 30, 1999 and June 30, 1998 the Bank's putable borrowings totaled $515.0 million.

Provision for Loan Losses
-------------------------

Provision for loan losses was $1.0 million for the three months ended June 30, 1999 and 1998. See "Comparison of Financial Condition at June 30, 1999 and March 31, 1999".

Non-Interest Income
-------------------

Non-interest income was $4.3 million or .58%, on an annualized basis, of average assets for the quarter ended June 30, 1999 compared to $3.9 million or .53%, on an annualized basis, of average assets for the comparable period of 1998. Deposit and related fees increased $245,000 from $2.2 million for the three months ended June 30, 1998 to $2.4 million for the comparable period of 1999. The increase in deposit and related fees reflects the increase in fee income opportunities created by the growth in core deposits coupled with the Bank's increased emphasis on collecting rather than waiving fees. The increase in trust fees from $476,000 for the three months ended June 30, 1998 to $520,000 for the comparable period of 1999 reflects the updating of fee schedules coupled with growth in assets under custody or management from $232.8 million at June 30, 1998 to $238.1 million at June 30, 1999.

Non-Interest Expense
--------------------

Non-interest expense was $13.2 million for the three months ended June 30, 1999 compared to $13.3 million for the comparable period of 1998. General and administrative expense was $13.2 million or 1.81%, of average assets for the three months ended June 30, 1999 and 1998. Compensation and benefits expense was $7.0 million for both the three month periods ended June 30, 1999 and 1998.

Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $751,000 for the three months ended June 30, 1999 compared to $929,000 for the comparable period of 1998.

Occupancy and equipment expense decreased $126,000 from $2.9 million for the three months ended June 30, 1998 to $2.8 million for the comparable period of 1999 due primarily to a reduction in computer software and supplies expense. The $273,000 increase in marketing and professional services expense from $875,000 for the three months ended June 30, 1998 to $1.1 million for the comparable period of 1999 reflects the Bank's expenditures to capitalize

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

on its presence as the largest locally based financial institution in the Inland Empire of Southern California by establishing the brand theme of "as big as you need as small as you like."

Income Taxes
------------

Income taxes were $4.9 million for the three months ended June 30, 1999 compared to $3.2 million for the comparable period of 1998. The increase in income taxes was primarily the result of an increase in earnings before income taxes from $7.5 million for the three months ended June 30, 1998 to $11.3 million for the comparable period of 1999.

Comparison of Financial Condition at June 30, 1999 and March 31, 1999
---------------------------------------------------------------------

Total assets decreased $73.6 million or 2.5% from $2.94 billion at March 31, 1999 to $2.86 billion at June 30, 1999. Loans receivable, net increased $30.7 million from $2.03 billion at March 31, 1999 to $2.06 billion at June 30, 1999. MBS decreased $53.4 million from $526.1 million at March 31, 1999 to $472.7 million at June 30, 1999 and investment securities decreased $20.2 million from $185.8 million at March 31, 1999 to $165.6 million at June 30, 1998 reflecting the strategy discussed above of utilizing paydowns on securities to fund loans and repay FHLB advances.

Loan originations for the three months ended June 30, 1999 were $254.7 million, compared to $191.6 million for the comparable period of 1998. Loan principal payoffs and paydowns were $200.5 million for the three months ended June 30, 1999 compared to $196.5 million for the comparable period of 1998. Reflecting very favorable economic conditions in the Bank's market area, non-accrual loans declined from $11.0 million or 0.56% of gross loans at March 31, 1999 to $8.3 million or 0.37% of gross loans at June 30, 1999. Non-performing assets, which includes non-accrual loans, and foreclosed real estate, net of specific allowances, declined from $16.3 million or .56% of total assets at March 31, 1999 to $11.9 million or .42% of total assets at June 30, 1999.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends and the composition of the loan portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At June 30, 1999, the Bank's allowance for loan losses was $26.1 million or 1.16% of gross loans and 314.81% of non-accrual loans compared to $26.2 million or 1.18% of gross loans and 237.56% of non-accrual loans at March 31, 1999. The Bank will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three months ended June 30, 1999.

                  Balance at March 31, 1999                                     $26,160
                  Provision for loan losses                                       1,000
                  Charge-offs                                                    (1,098)
                  Recoveries                                                         51
                  ---------------------------------------------------------------------
                  Balance at June 30, 1998                                      $26,113
                  =====================================================================

Total liabilities decreased $49.8 million or 1.9% to $2.64 billion at June 30, 1999 from $2.69 billion at March 31, 1999. Deposits increased $10.5 million from $1.84 billion at March 31, 1999 to $1.85 billion at June 30, 1999. Core deposits increased $27.6 million from $743.3 million at March 31, 1999 to $771.3 million at June 30, 1999.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

FHLB advances and other borrowings decreased $66.0 million from $814.0 million at March 31, 1999 to $748.0 million at June 30, 1999.

Total stockholders' equity was $218.8 million at June 30, 1999 compared to $242.7 million at March 31, 1999. The $23.8 million decrease in total stockholders' equity is comprised principally of a $14.6 million decrease in additional paid-in-capital, a $7.4 million decrease in retained earnings, substantially restricted, a $751,000 decrease in unearned stock-based compensation and a $2.6 million increase in accumulated other comprehensive loss.

During the three months ended June 30, 1999, the Company repurchased 1,500,000 shares of its common stock at a weighted average price of $19.18 per share. The $14.6 million decrease in additional paid-in-capital was attributable principally to the removal from additional paid-in-capital of the original amount of additional paid-in-capital recorded upon the March 1996 initial issuance of the 1,500,000 shares repurchased ($9.99 per share, net of the $.01 per share credited to common stock). The $7.4 million decrease in retained earnings, substantially restricted reflects the $13.8 million difference between the $10.00 per share original issuance price of the 1,500,000 shares repurchased and the $19.18 per share price paid to repurchase the shares, partially offset by the $6.4 million of net earnings for the three months ended June 30, 1999. The $751,000 decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP ($397,000) and 1996 Incentive Plan ($354,000). The $2.6 million increase in accumulated other comprehensive loss was attributable principally to the change in the unrealized loss, net of tax on MBS and investment securities available-for-sale.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Effective with the quarter ended December 31, 1997 the required ratio is 4%. Prior to that the requirement was 5%. The Bank's average liquidity ratio was 5.76% for the three months ended June 30, 1999. Management attempts to maintain a liquidity ratio no higher than 1% above the regulatory requirement. This reflects management's strategy of investing excess liquidity in higher yielding interest-earning assets,, such as loans or other investments, depending on market conditions. The Bank invests in corporate securities when the yields thereon are more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities. The Bancorp has invested and will from time to time continue to invest in "non-rated" corporate debt and equity securities. Investments held at the Bancorp are not subject to the OTS regulatory restrictions applicable to the Bank.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $39.5 million and $47.5 million for the three months ended June 30, 1999 and 1998, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $200.5 million and $195.3 million for the three months ended June 30, 1999 and 1998, respectively. Disbursements on loans originated and purchased were $251.0 million and $235.2 million for the three months ended June 30, 1999 and 1998, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $3.1 million and $313.9 million for the three months ended June 30, 1999 and 1998, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $66.8 million and $91.4 million for the three months ended June 30, 1999 and 1998, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $10.5 million and $7.6 million for the three months ended June 30, 1999 and 1998, respectively. FHLB advances and other borrowings decreased $66.0 million and increased $203.0 million for the three months ended June 30, 1999 and 1998, respectively.

At June 30, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $188.1 million, or 6.64% of adjusted total assets, which is above the required level of $42.5 million, or 1.5%; core capital of $188.1 million, or 6.64 % of adjusted total assets, which is above the required level of $85.0 million, or 3.0%, and total risk-based capital of $209.8 million, or 11.8% of risk-weighted assets, which is above the required level of $142.4 million, or 8%.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1999 cash and short-term investments totaled $40.9 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At June 30, 1999, the Bank has $698.0 million of FHLB advances and $50.0 million of reverse repurchase agreements outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At June 30, 1999, the Bank had outstanding commitments to originate and purchase loans of $366.6 million and zero, respectively, compared to $226.4 million and zero, respectively, at June 30, 1999 and 1998. At June 30, 1999, and 1998 the Company had no outstanding commitments to purchase mortgage-backed securities and other investment securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 1999 totaled $989.6 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

Year 2000 Readiness Disclosure

Risks of the Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to represent the calendar year (e.g. "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results or system failures commencing January 1, 2000, when dates present a lower two digit year number than dates in the prior century. Such occurrences may have a material adverse effect on the Company's financial condition, results of operations, business or business prospects, as the Company, like most financial organizations, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of management and the board of directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams and the Office of Thrift Supervision has authority to bring enforcement actions against any institution under its supervision which it believes is not properly addressing Year 2000 issues.

State of Readiness

The Company has established a five-phase process to address the Year 2000 issue and pursuant to its plans, for both information technology and non-information technology related systems, the majority of effort remaining is in the fifth and final phase of the project. The Company's Board of Directors oversees the Year 2000 compliance project's progress through monthly status reports provided by the Year 2000 Project Office, which indicate that the Company expects to be ready for Year 2000. The Company was substantially ready by June 30, 1999.

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

Phase three of the process consists of making appropriate Year 2000 programming changes to the Company's in-house and vendor-provided core processing systems, as well as replacement of other vendor-provided PC-based systems. Phase four consists of acceptance testing and sign-off of both the Company's in-house and vendor-provided systems. The fifth and final phase of the Year 2000 compliance project includes installation of the system modifications. The Company has completed renovation, validation and installation of one of the two major applications currently maintained on its internally maintained mid-range computer, and replacement of another major application is scheduled to be completed in the third calendar quarter of 1999. A third system, for internal Human Resource and payroll processing, will be converted from a PC-based, outsourced solution to the mid-range computer, with installation scheduled for the third calendar quarter. The application this will be replacing is not Y2K ready, but could be with an upgrade that would require minimal effort for the Company. However, due to

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

business reasons, the Company has decided to convert to a new system rather than upgrade the existing system. This brings it under the Y2K umbrella and is being tracked accordingly. The Company's core processing systems vendors have installed Year 2000 compliant code for all systems and remaining validation testing was substantially completed by June 30, 1999. Two external vendors provide core processing. The Y2K project office has closely monitored the renovation, testing and implementation phases of the two processors' Y2K projects and is satisfied with the progress. The timing of Year 2000 acceptance testing and installation of all third party vendor changes is dependent upon when such systems become available to the Company.

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

Costs to Address the Year 2000 Issue

Currently the Company estimates that Year 2000 project costs will approximate $3.1 million although there can be no assurance that costs will not exceed that amount. This cost is in addition to existing personnel who may participate in the project. Included in the estimate are costs for hardware and software renovation or replacement, as well as existing staff who are specifically devoted to the project. The Company estimates that approximately 50% of the cost represents expenditures to replace certain older hardware and software which the Company might otherwise have replaced during the period, notwithstanding the Year 2000 issue, the costs of which will be depreciated over its anticipated useful life. Of the estimated total cost, approximately $2.2 million has been incurred on the project year-to-date. The table below summarizes by year the estimated amount and anticipated timing of the planned Year 2000 expenditures.

                                                Fiscal Year
----------------------------------------------------------------------
(In Millions)                            1998     1999    2000   Total
----------------------------------------------------------------------
Capital                                 $   -      1.1     .4     1.5
Operating                                  .3       .7     .6     1.6
----------------------------------------------------------------------
Estimated Year 2000 expenditures        $  .3      1.8    1.0     3.1
======================================================================

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

Contingency Plans

The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. In addition to Year 2000 compliance system modification plans, the Company has finalized and tested contingency plans, including manual procedures, for systems classified as mission critical and high risk. These contingency plans provide various alternatives based upon the different possible failures a system might encounter in the Year 2000. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions (particularly for disruptions caused by systems outside of the Company's control), nor that the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition, results of operation, business or business prospects.

                        PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

Item 3. Qualitative and Quantitative Disclosures about Market Risk
------------------------------------------------------------------

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 1999 Form 10-K, as there has been no significant changes in these disclosures during the three months ended June 30, 1999.

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

                                       PFF BANCORP, INC.



DATED: August 12, 1999                 BY:/s/ LARRY M. RINEHART
                                          -------------------------------
                                          Larry M. Rinehart
                                          President, Chief Executive Officer
                                          and Director

DATED: August 12, 1999                 BY:/s/ GREGORY C. TALBOTT
                                          --------------------------------
                                          Gregory C. Talbott
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer