Form 10-Q
period 1999-09-30
PFF BANCORP INC
filed 1999-11-15
CIK 1004969

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    ------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_].

     The registrant had 13,997,305 shares of common stock, par value $.01 per share, outstanding as of November 12, 1999.

                       PFF BANCORP, INC. AND SUBSIDIARIES
                                   Form 10-Q
                                     Index

                                                                                                        PAGE
                                                                                                        ----
PART I                FINANCIAL INFORMATION (Unaudited)

Item 1                Financial statements

                      Consolidated Balance Sheets as of
                      September 30, 1999 and March 31, 1999                                              1

                      Consolidated Statements of Earnings for the three and six months
                      ended September 30, 1999 and 1998                                                  2

                      Consolidated Statements of Comprehensive Earnings
                      for the three and six months ended September 30, 1999 and 1998                     3

                      Consolidated Statement of Stockholders' Equity
                      for the six months Ended September 30, 1999                                        4

                      Consolidated Statements of Cash Flows for the
                      six months ended September 30, 1999 and 1998                                       5

                      Notes to Unaudited Consolidated Financial Statements                               7

Item 2                Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                     10

Item 3                Qualitative and Quantitative disclosures about
                      Market Risk                                                                       25

PART II               OTHER INFORMATION

Item 1                Legal Proceedings                                                                 26

Item 2                Changes in Securities                                                             26

Item 3                Defaults Upon Senior Securities                                                   26

Item 4                Submission of Matters to a Vote of Security Holders                               26

Item 5                Other Information                                                                 26

Item 6                Exhibits and Reports on Form 8-K                                                  27

SIGNATURES

                   PART 1 - FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                       September 30,           March 31,
                                                                            1999                 1999
------------------------------------------------------------------------------------------------------------
                              Assets
Cash and cash equivalents                                                   $   34,897            $   63,790
Loans held for sale at lower of cost or fair value                               5,072                 3,531
Investment securities held-to-maturity (estimated fair value
  of $706 at September 30, 1999 and $716 at March 31, 1999)                        707                   709
Investment securities available-for-sale, at fair value                        182,439               185,087
Mortgage-backed securities held-to-maturity (estimated fair
  value of $216 at September 30, 1999 and $560 at March 31, 1999)                  217                   556
Mortgage-backed securities available-for-sale, at fair value                   429,606               525,560
Trading securities, at fair value                                                4,231                 4,271
Investments in real estate                                                       6,263                 6,371
Loans receivable, net                                                        2,178,665             2,026,081
Federal Home Loan Bank (FHLB) stock, at cost                                    41,397                50,323
Accrued interest receivable                                                     17,459                17,118
Real estate acquired through foreclosure, net                                    2,631                 5,318
Property and equipment, net                                                     22,734                23,925
Prepaid expenses and other assets                                               25,391                23,340
------------------------------------------------------------------------------------------------------------
          Total assets                                                      $2,951,709            $2,935,980
============================================================================================================

               Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                  $1,856,589            $1,843,538
  FHLB advances and other borrowings                                           834,000               814,000
  Accrued expenses and other liabilities                                        38,601                35,777
------------------------------------------------------------------------------------------------------------
          Total liabilities                                                  2,729,190             2,693,315
Commitments and contingencies                                                        -                     -
Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 2,000,000                             -                     -
    shares; none issued
  Common stock, $.01 par value.  Authorized 59,000,000
    shares; issued 19,981,899, outstanding 13,983,432 at
    September 30, 1999, and 15,445,481 March 31, 1999                              200                   199
  Additional paid-in capital                                                   136,640               150,612
  Retained earnings, substantially restricted                                  108,338               110,163
  Unearned stock-based compensation                                            (15,379)              (17,169)
  Treasury stock (5,998,467 at September 30, 1999 and 4,498,467
    at March 31, 1999)                                                             (60)                  (45)
  Accumulated other comprehensive loss                                          (7,220)               (1,095)
 -----------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                           222,519               242,665
------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                        $2,951,709            $2,935,980
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

                        PFF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                    For the Three Months Ended                For the Six Months Ended
                                                          September 30,                             September 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                    1999                 1998                1999                 1998
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
  Mortgage loans                                   $    37,457          $    33,986         $    73,452           $    67,642
  Non-mortgage loans                                     4,136                2,064               7,770                 3,701
  Mortgage-backed securities                             7,086               10,286              14,834                19,352
  Investment securities and deposits                     3,852                5,677               7,816                11,448
-----------------------------------------------------------------------------------------------------------------------------
      Total interest income                             52,531               52,013             103,872               102,143
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                  19,394               20,062              38,689                39,754
  Interest on borrowings                                10,890               13,653              21,709                26,132
-----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                            30,284               33,715              60,398                65,886
-----------------------------------------------------------------------------------------------------------------------------
      Net interest income                               22,247               18,298              43,474                36,257
Provision for loan losses                                1,000                1,000               2,000                 2,020
-----------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision
       for loan losses                                  21,247               17,298              41,474                34,237
-----------------------------------------------------------------------------------------------------------------------------
Non-interest income:
  Deposit and related fees                               2,308                2,160               4,720                 4,327
  Loan and servicing fees                                  685                  616               1,463                 1,350
  Trust fees                                               517                  452               1,037                   928
  Gain on sales of assets, net                              45                  161                  98                   299
  Gain(loss) on trading securities, net                   (142)                (642)                128                  (359)
  Profit on real estate investments                          -                  101                   -                   101
  Other non-interest income                                139                  203                 357                   296
-----------------------------------------------------------------------------------------------------------------------------
      Total non-interest income                          3,552                3,051               7,803                 6,942
-----------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
  General and administrative:
    Compensation and benefits                            7,424                6,831              14,384                13,800
    Occupancy and equipment                              2,949                2,962               5,757                 5,896
    Marketing and professional services                  1,257                1,177               2,405                 2,052
    Other non-interest expense                           2,199                2,714               4,467                 5,144
-----------------------------------------------------------------------------------------------------------------------------
      Total general and administrative                  13,829               13,684              27,013                26,892
  Foreclosed real estate operations, net                  (186)                (111)               (156)                  (36)
-----------------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                        13,643               13,573              26,857                26,856
-----------------------------------------------------------------------------------------------------------------------------
      Earnings before income taxes                      11,156                6,776              22,420                14,323
  Income taxes                                           4,840                2,932               9,700                 6,151
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                 $     6,316          $     3,844         $    12,720           $     8,172
=============================================================================================================================
Basic earnings per share                           $      0.52          $      0.27         $      1.03           $      0.57
=============================================================================================================================
Diluted earnings per share                         $      0.47          $      0.26         $      0.95           $      0.54
=============================================================================================================================
Cash dividends paid                                $      0.06                    -         $      0.06                     -
=============================================================================================================================
Weighted average shares outstanding for
 basic earnings per share calculation               12,129,514           14,065,791          12,337,345            14,406,806
=============================================================================================================================
Weighted average shares outstanding for
 diluted earnings per share calculation             13,299,542           14,736,249          13,422,902            15,194,120
=============================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                   For the Three Months Ended     For the Six Months Ended
                                                                         September 30,                 September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                      1999            1998           1999          1998
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $ 6,316        $ 3,844        $12,720       $ 8,172
--------------------------------------------------------------------------------------------------------------------------

Other comprehensive earnings (loss), net of
  income taxes
  Unrealized gains (losses) on securities
    available-for-sale:
    Investment securities available-for-sale                            (1,971)        (2,566)        (2,040)       (2,649)
    Reclassification of realized (gains)losses included
      in earnings                                                            2              9             62           (63)
    Mortgage-backed securities available-for-sale                       (1,569)           830         (4,147)          785
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss)                                              (3,538)        (1,727)        (6,125)       (1,927)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings                                                 $ 2,778        $ 2,117        $ 6,595       $ 6,245
==========================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)


                                                                    Retained                              Accumulated
                                                      Additional    Earnings,       Unearned                 Other
                                Number of     Common   Paid-in    Substantially    Stock-based  Treasury  Comprehensive
                                  Shares      Stock    Capital     Restricted     Compensation   Stock    Earnings(Loss)    Total
----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999       15,445,481     $199   $150,612      $110,163       $(17,169)      $(45)     $(1,095)      $242,665

Net earnings                             -        -          -        12,720              -          -            -         12,720
Purchase of treasury stock      (1,500,000)       -    (14,985)      (13,773)             -        (15)           -        (28,773)
Amortization of shares under
 stock-based compensation plans          -        -        701             -          1,790          -            -          2,491
Stock options exercised             37,951        1        312             -              -          -            -            313
Cash dividends                           -        -          -          (772)             -          -            -           (772)
Change in unrealized (loss)
 on securities available for
 sale, net                               -        -          -             -              -          -       (6,125)        (6,125)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999   13,983,432      $200   $136,640     $108,338       $(15,379)      $(60)     $(7,220)      $222,519
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

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                    September 30,
---------------------------------------------------------------------------------------------------------------
                                                                                1999                   1998
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                 $  12,720              $   8,172
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Amortization of premiums on loans and securities                             1,336                  2,073
      Amortization of deferred loan origination fees                                 217                   (717)
      Loan fees collected                                                         (1,545)                (1,491)
      Dividends on FHLB stock                                                     (1,262)                (1,188)
      Redemption of FHLB stock                                                    10,188                      -
      Provisions for losses on loans                                               2,000                  2,020
      Gains on sales of loans, mortgage-backed securities
        available-for-sale, real estate and property and equipment                  (491)                  (611)
      Proceeds from sale of trading securities                                       200                  1,500
      (Gains) losses on trading securities                                          (128)                   359
      Depreciation and amortization of property and equipment                      1,876                  1,944
      Proceeds from sale of loans held-for-sale                                   20,537                 23,773
      Amortization of unearned stock-based compensation                            2,491                  2,393
      Increase (decrease) in accrued expenses and other                            2,824                  4,878
       liabilities
      (Increase) decrease in:
        Accrued interest receivable                                                 (341)                 1,069
        Prepaid expenses and other assets                                         (2,051)                24,389
---------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               48,571                 68,563
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Loans originated for investment                                               (604,460)              (420,709)
  Increase in construction loans in process                                       34,931                 30,496
  Purchases of loans held for investment                                             (50)              (139,086)
  Principal payments on loans                                                    392,771                406,248
  Principal payments on mortgage-backed securities
    held-to-maturity                                                                 336                    489
  Principal payments on mortgage-backed securities
    available-for-sale                                                            91,339                127,169
  Purchases of investment securities available-for-sale                          (28,066)               (88,869)
  Purchases of FHLB stock                                                              -                 (8,232)
  Purchases of mortgage-backed securities available-
    for-sale                                                                           -               (301,469)

                                                                                                     (Continued)

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                    September 30,
---------------------------------------------------------------------------------------------------------------
                                                                             1999                   1998
---------------------------------------------------------------------------------------------------------------
  Proceeds from maturities of investment securities
    available-for-sale                                                         $  21,057              $  67,931
  Investment in real estate acquired through foreclosure                               -                     21
  Proceeds from sale of investment securities available-for-sale                   6,126                 36,231
  Proceeds from sale of real estate acquired through foreclosure                   5,314                  7,055
  Investment in real estate held for investment                                      108                 (5,833)
  Purchases of property and equipment                                               (689)                (1,613)
  Proceeds from sale of property and equipment                                         -                      4
---------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (81,283)              (290,167)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from FHLB advances and other borrowings                               235,000                791,876
  Repayment of FHLB advances and other borrowings                               (215,000)              (578,762)
  Net change in deposits                                                          13,051                 38,723
  Proceeds from exercise of stock options                                            313                    492
  Purchase of treasury stock                                                     (28,773)               (32,098)
  Cash dividend                                                                     (772)                     -
---------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                3,819                220,231
---------------------------------------------------------------------------------------------------------------
          Net decrease in cash and cash equivalents                              (28,893)                (1,373)
Cash and cash equivalents, beginning of period                                    63,790                 46,021
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $  34,897              $  44,648
===============================================================================================================
Supplemental information:
  Interest paid, including interest credited                                   $  61,453              $  70,607
  Income taxes paid                                                                8,100                  6,700
Non-cash investing and financing activities:
  Change in unrealized (loss) on securities
    available-for-sale                                                           (10,561)                (3,396)
  Net transfers from loans receivable to real estate acquired
   through foreclosure                                                             2,696                  5,970
  Net transfer from loans receivable to loans held for sale                       25,569                 24,480
Net transfers from available-for-sale securities to
  trading securities                                                                   -                  5,419
===============================================================================================================

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

The results of operations for the six months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2000.

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

This statement was to be effective for all quarters of fiscal years beginning after June 15, 1999 however, the FASB issued SFAS No. 137 which has delayed the required implementation date by one year. Management is in the process of determining the impact of SFAS No. 133 on the Company's financial position and results of operations.

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

                                                                     For the Three Months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                               1999(1)                                      1998(2)
                                            ------------------------------------------      ---------------------------------------
                                                Earnings        Shares       Per-Share       Earnings        Shares       Per-Share
                                               (Numerator)   (Denominator)    Amount        (Numerator)   (Denominator)    Amount
                                            ---------------------------------------------------------------------------------------
                                                                      (Dollars in thousands, except per share data)
Net Earnings                                       $6,316                                      $3,844

Basic EPS
Earnings available to common stockholders           6,316    12,129,514        $0.52            3,844      14,065,791        $0.27
                                                                               =====                                         =====
Effect of Dilutive Securities
Options and Stock Awards                                -     1,170,028                             -         670,458
                                            ---------------------------                        ----------------------

Diluted EPS
Earnings available to common stockholders
  and assumed conversions                          $6,316    13,299,542        $0.47           $3,844      14,736,249        $0.26
                                            ========================================           ===================================

1. Options to purchase 7,482 shares of common stock at a weighted average price of $20.60 per share were outstanding during the three month period ending September 30, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and April 22, 2003, were still outstanding at September 30, 1999.

2. Options to purchase 10,108 shares of common stock at a weighted average price of $20.12 per share were outstanding during the three month period ending September 30, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and April 22, 2003 were still outstanding at September 30, 1998.

                        PFF BANCORP, INC. AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements - Continued


                                                                      For the Six Months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                               1999(1)                                      1998(2)
                                            -------------------------------------------     ---------------------------------------
                                                Earnings        Shares       Per-Share       Earnings        Shares       Per-Share
                                               (Numerator)   (Denominator)    Amount        (Numerator)   (Denominator)    Amount
                                            ---------------------------------------------------------------------------------------
                                                                      (Dollars in thousands, except per share data)
Net Earnings                                    $12,720                                       $8,172

Basic EPS
Earnings available to common stockholders        12,720       12,337,345       $1.03           8,172       14,406,806        $0.57
                                                                               =====                                         =====

Effect of Dilutive Securities
Options and Stock Awards                              -        1,085,557                           -          787,314
                                                ------------------------                     ------------------------

Diluted EPS
Earnings available to common stockholders
  and assumed conversions                       $12,720       13,422,902       $0.95          $8,172       15,194,120        $0.54
                                                ====================================         ========================        =====

1. Options to purchase 7,482 shares of common stock at a weighted average price of $20.60 per share were outstanding during the six month period ending September 30, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and April 22, 2003, were still outstanding at September 30, 1999.

2. Options to purchase 10,108 shares of common stock at a weighted average price of $20.12 per share were outstanding during the six month period ending September 30, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and April 22, 2003, were still outstanding at September 30, 1998.

                        PFF BANCORP, INC. AND SUBSIDIARY
          Item 2: Management's Discussion and Analysis of Financial Condition and Operation

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended September 30, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

                                                                           Three Months Ended September 30,
                                                      -----------------------------------------------------------------------
                                                                       1999                                1998
                                                      -----------------------------------------------------------------------
                                                                                  Average                             Average
                                                           Average                 Yield/      Average                 Yield/
                                                           Balance     Interest     Cost       Balance     Interest     Cost
                                                      -----------------------------------------------------------------------
                                                                                (Dollars in thousands)
Assets:
  Interest-earning assets:
    Interest-earning deposits and short-term
     investments                                         $   24,340     $   301      4.91%   $   31,891     $   441      5.49%
    Investment securities, net                              187,856       2,941      6.26       291,338       4,469      6.09
    Loans receivable, net                                 2,105,193      41,593      7.90     1,864,115      36,050      7.74
    Mortgage-backed securities, net                         447,074       7,086      6.34       654,720      10,286      6.28
    FHLB stock                                               42,309         610      5.72        48,734         767      6.24
                                                         ----------------------               ---------------------
        Total interest-earning assets                     2,806,772      52,531      7.49     2,890,798      52,013      7.20
    Non-interest-earning assets                             103,871                             119,388
                                                         ----------                          ----------
        Total assets                                     $2,910,643                          $3,010,186
                                                         ==========                          ==========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings accounts                                     $  144,640         815      2.24    $  149,584         871      2.31
    Money market accounts                                   422,885       4,569      4.29       248,515       2,700      4.31
    NOW and other demand deposit accounts                   211,213         342      0.64       184,278         322      0.69
    Certificate accounts                                  1,077,519      13,668      5.03     1,177,306      16,169      5.45
                                                         ----------------------              ----------------------
        Total                                             1,856,257      19,394      4.15     1,759,683      20,062      4.52
    FHLB advances and other borrowings                      788,496      10,882      5.48       957,083      13,637      5.65
    Other                                                     2,944           8      1.08         3,060          16      2.07
                                                         ----------------------              ----------------------
        Total interest-bearing liabilities                2,647,697      30,284      4.54     2,719,826      33,715      4.92
                                                                         ------                              ------
    Non-interest-bearing liabilities                         43,162                              54,237
                                                         ----------                          ----------
        Total liabilities                                 2,690,859                           2,774,063
  Stockholders' equity                                      219,784                             236,123
                                                         ----------                          ----------
        Total liabilities and stockholders' equity       $2,910,643                          $3,010,186
                                                         ==========                          ==========
Net interest income before provision for loan losses                    $22,247                             $18,298
                                                                        =======                             =======
Net interest spread                                                                  2.95                                2.28
Effective interest spread                                                            3.17                                2.53
Ratio of interest-earning assets to interest-bearing
 liabilities                                                 106.01%                             106.29%

                        PFF BANCORP, INC. AND SUBSIDIARY
   Management's Discussion and Analysis of Financial Condition and Operation
                                  (Continued)

Average Balance Sheets

The following table sets forth certain information relating to the Company for the six months ended September 30, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

                                                                            Six Months Ended September 30,
                                                      -----------------------------------------------------------------------
                                                                       1999                                1998
                                                      -----------------------------------------------------------------------
                                                                                  Average                             Average
                                                           Average                 Yield/      Average                 Yield/
                                                           Balance     Interest     Cost       Balance     Interest     Cost
                                                      -----------------------------------------------------------------------
                                                                                (Dollars in thousands)
Assets:
  Interest-earning assets:
    Interest-earning deposits and short-term             $   45,696    $  1,042      4.55%   $   33,862    $    864      5.09%
     investments
    Investment securities, net                              183,183       5,596      6.11       293,238       9,247      6.29
    Loans receivable, net                                 2,065,048      81,222      7.87     1,854,418      71,343      7.69
    Mortgage-backed securities, net                         468,789      14,834      6.33       613,418      19,352      6.31
    FHLB stock                                               44,372       1,178      5.30        45,769       1,337      5.83
                                                         ----------------------              ----------------------
        Total interest-earning assets                     2,807,088     103,872      7.40     2,840,705     102,143      7.19
    Non-interest-earning assets                             110,837                             117,435
                                                         ----------                           ---------
        Total assets                                     $2,917,925                          $2,958,140
                                                         ==========                          ==========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings accounts                                     $  144,797       1,631      2.25    $  150,867       1,762      2.33
    Money market accounts                                   413,630       9,020      4.35       242,289       5,194      4.28
    NOW and other demand deposit accounts                   208,984         681      0.65       182,130         642      0.70
    Certificate accounts                                  1,084,827      27,357      5.03     1,174,506      32,156      5.46
                                                         ----------------------              ----------------------
        Total                                             1,852,238      38,689      4.17     1,749,792      39,754      4.53
    FHLB advances and other borrowings                      791,048      21,689      5.47       916,017      26,101      5.68
    Other                                                     2,341          20      1.70         2,759          31      2.24
                                                         ----------------------              ----------------------
        Total interest-bearing liabilities                2,645,627      60,398      4.55     2,668,568      65,886      4.92
                                                                         ------                              ------
    Non-interest-bearing liabilities                         48,039                              47,615
                                                         ----------                          ----------
        Total liabilities                                 2,693,666                           2,716,183
  Stockholders' equity                                      224,259                             241,957
                                                         ----------                           ---------
        Total liabilities and stockholders' equity       $2,917,925                          $2,958,140
                                                         ==========                          ==========
Net interest income before provision for loan losses                   $ 43,474                            $ 36,257
                                                                       ========                            ========
Net interest spread                                                                  2.85                                2.27
Effective interest spread                                                            3.10                                2.55
Ratio of interest-earning assets to interest-bearing         106.10%                             106.45%
 liabilities

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

                                       Three Months Ended September 30, 1999       Six Months Ended September 30, 1999
                                                    Compared to                                Compared to
                                       Three Months Ended September 30, 1998       Six Months Ended September 30, 1998
                                  -------------------------------------------------------------------------------------
                                                Increase (Decrease)                        Increase (Decrease)
                                                      Due to                                     Due to
                                  -------------------------------------------------------------------------------------
                                                             Rate/                                      Rate/
                                      Volume       Rate      Volume      Net      Volume      Rate     Volume      Net
                                  -------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Interest-earning assets:
  Interest-earning deposits and
   short-term                         $  (104)       (47)        11      (140)    $   302       (92)      (32)      178
    investments
  Investment securities, net           (1,574)       129        (83)   (1,528)     (3,461)     (264)       74    (3,651)
  Loans receivable, net                 4,662        780        101     5,543       8,103     1,595       181     9,879
  Mortgage-backed securities,          (3,262)        91        (29)   (3,200)     (4,563)       59       (14)   (4,518)
   net
  FHLB stock                             (101)       (64)         8      (157)        (41)     (122)        4      (159)
                                      ---------------------------------------------------------------------------------
      Total interest-earning             (379)       889          8       518         340     1,176       213     1,729
       assets                         ---------------------------------------------------------------------------------


Interest-bearing liabilities:
  Savings accounts                        (29)       (28)         1       (56)        (71)      (63)        3      (131)
  Money market accounts                 1,894        (15)       (10)    1,869       3,673        90        63     3,826
  NOW and other demand deposit
    accounts                               47        (24)        (3)       20          95       (49)       (7)       39
  Certificate accounts                 (1,370)    (1,235)       104    (2,501)     (2,455)   (2,537)      193    (4,799)
  FHLB advances and other              (2,402)      (428)        75    (2,755)     (3,561)     (986)      135    (4,412)
   borrowings
  Other                                    (1)        (8)         1        (8)         (5)       (7)        1       (11)
                                      ---------------------------------------------------------------------------------
      Total interest-bearing           (1,861)    (1,738)       168    (3,431)     (2,324)   (3,552)      388    (5,488)
       liabilities (1)                ---------------------------------------------------------------------------------
      Change in net interest          $ 1,482      2,627       (160)    3,949     $ 2,664     4,728      (175)    7,217
       income                         =================================================================================

   _________________________
   (1) The increase in net interest income arising from the change in volume of interest-bearing liabilities was significantly influenced by the shift in average balances from relatively higher cost FHLB advances and other borrowings and certificate accounts to relatively lower cost money market and NOW accounts.

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

Comparison of Operating Results for the Three Months Ended September 30, 1999
-----------------------------------------------------------------------------
and 1998
--------

General
-------

The Company recorded net earnings of $6.3 million or $0.47 per diluted share for the three months ended September 30, 1999 compared to net earnings of $3.8 million or $0.26 per diluted share for the comparable period of 1998.

Net interest income was $22.2 million for the three months ended September 30, 1999 compared to $18.3 million for the comparable period of 1998. The increase in net interest income was attributable to a 67 basis point increase in net interest spread from 2.28% for the three months ended September 30, 1998 to 2.95% for the comparable period of 1999.

Provision for loan losses was $1.0 million for the three months ended September 30, 1999 and 1998.

Total non-interest income was $3.6 million for the three months ended September 30, 1999 compared to $3.1 million for the comparable period of 1998. Total non-interest expense was $13.6 million for the three months ended September 30, 1999 and September 30, 1998.

Interest Income
---------------

Interest income was $52.5 million for the three months ended September 30, 1999 compared to $52.0 million for the comparable period of 1998. The $518,000 increase in interest income was attributable to a 29 basis point increase in average yield on interest-earning assets, partially offset by a $84.0 million decrease in average interest-earning assets. The average aggregate balance of mortgage-backed securities (MBS) and investment securities decreased $311.1 million from $946.1 million for the three months ended September 30, 1998 to $634.9 million for the comparable period of 1999 reflecting the Company's strategy of utilizing paydowns and payoffs from MBS and investment securities to repay FHLB advances and fund growth in loans receivable. Reflecting this strategy, the impact on average interest earning assets from the decrease in MBS and investment securities was partially

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

offset by a $241.1 million increase in average loans receivable, net from $1.86 billion for the three months ended September 30, 1998 to $2.11 billion for the comparable period of 1999.

The average yield on loans receivable, net increased 16 basis points from 7.74% for the three months ended September 30, 1998 to 7.90% for the comparable period of 1999. The increase in the average yield on loans receivable, net was attributable principally to a $233.2 million increase in the aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the Four-C's) from $368.3 million or 19 percent of loans receivable, net at September 30, 1998 to $601.5 million or 28 percent of loans receivable, net at September 30, 1999. Originations of the Four-C's continues to be an area of focus for the Bank with such loans accounting for 61% and 62% of total loan originations for the three months ended September 30, 1999 and 1998, respectively.

The Bank has also increased the proportion of its total loan portfolio comprised by hybrid adjustable rate mortgages (ARM's) from 19% at September 30, 1998 to 26% at September 30, 1999. Hybrid ARM's provide for fixed rates of interest for an initial term (typically 3 to 5 years) after which the rates on the loans become adjustable based upon a specified index (typically the one year Constant Maturity Treasury(CMT) index). The initial rates on hybrid ARM's are generally above the initial "teaser" rates at which non-hybrid ARM's are originated.

The average yield on investment securities was 6.26% for the three months ended September 30, 1999 compared to 6.09% for the comparable period of 1998. The increase in the average yield on investment securities reflects a reduction in premium amortization, net of discount accretion, partially offset by the impact of a generally lower interest rate environment. Premium amortization, net of discount accretion on investment securities was $12,000 (3 basis points) for the three months ended September 30, 1999 compared to $193,000 (26 basis points) for the comparable period of 1998. The one month London Inter-Bank Offered Rate (LIBOR) to which a portion of the investment securities portfolio is indexed averaged approximately 5.30% for the three months ended September 30, 1999 compared to approximately 5.58% for the comparable period of 1998.

The average yield on MBS was 6.34% for three months ended September 30, 1999 compared to 6.28% for the comparable period of 1998. Premium amortization, net of discount accretion on MBS was $371,000 (33 basis points) for the three months ended September 30, 1999 compared to $843,000 (52 basis points) for the comparable period of 1998. The impact on average yield on MBS of this reduction in premium amortization, net of discount accretion was partially offset by the lagging impact of changes in the one year CMT on the 44% of the MBS portfolio that is tied to that index. The adjustment frequency of the one year CMT MBS held by the Company is generally on an annual basis. Accordingly, for any given period, the yield on the one year CMT portion of the MBS portfolio is reflective of a combination of the index in effect one year earlier as well as the current level for the index. The one-year CMT averaged approximately 5.54% for the three months ended September 30, 1997 compared to approximately 5.10% and 5.16% for the comparable periods of 1998 and 1999, respectively.

Interest Expense
----------------

Interest expense was $30.3 million for the three months ended September 30, 1999 compared to $33.7 million for the comparable period of 1998. The $3.4 million decrease in interest expense was attributable to a 38 basis point decrease in the average cost of interest-bearing liabilities coupled with a $72.1 million decrease in the balance of average interest-bearing liabilities from $2.72 billion for the three months ended September 30, 1998 to $2.65 billion for the comparable period of 1999. The 38 basis point decrease in the average cost of interest-bearing liabilities reflects a 37 basis point reduction in the average cost of deposits, a 17 basis point reduction in the cost of FHLB advances and other borrowings and an increase in the proportion of total interest-bearing liabilities comprised by

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

deposits from 65% for the three months ended September 30, 1998 to 70% for the comparable period of 1999 as FHLB advances were repaid using a portion of the cash flow arising from payoffs and paydowns on MBS and investment securities.

The decrease in the average cost of deposits from 4.52% for the three months ended September 30, 1998 to 4.15% for the comparable period of 1999 reflects an increase in the proportion of the total deposit base comprised by money market, savings and NOW accounts (collectively, "core deposits") from 33% for the three months ended September 30, 1998 to 42% for the comparable period of 1999. The average balance of total deposits increased $96.6 million from $1.76 billion for the three months ended September 30, 1998 to $1.86 billion for the comparable period of 1999. The average balance of core deposits increased $196.4 million or 34% between the three months ended September 30, 1998 and 1999. The increase in the proportion of the deposit portfolio comprised by core deposits reflects the Bank's emphasis on this segment of the deposit portfolio. The average cost of core deposits was 2.92% for the three months ended September 30, 1999 compared to 5.03% for certificate accounts.

The average cost of FHLB advances and other borrowings was 5.48% for the three months ended September 30, 1999 compared to 5.65% for the comparable period of 1998.

Provision for Loan Losses
-------------------------

Provision for loan losses was $1.0 million for the three months ended September 30, 1999 and 1998. See "Comparison of Financial Condition at September 30, 1999 and March 31, 1999".

Non-Interest Income
-------------------

Non-interest income was $3.6 million or, on an annualized basis, .49% of average assets for the quarter ended September 30, 1999 compared to $3.1 million or, on an annualized basis, .41% of average assets for the comparable period of 1998. Excluding trading securities activity and profit on real estate investments, core non-interest income was $3.7 million for the three months ended September 30, 1999, compared to $3.6 million for the comparable period of 1998. Deposit and related fees increased $148,000 from $2.2 million for the three months ended September 30, 1998 to $2.3 million for the comparable period of 1999. The increase in deposit and related fees reflects the increase in fee income opportunities created by the growth in core deposits coupled with the Bank's increased emphasis on collecting rather than waiving fees. The increase in trust fees from $452,000 for the three months ended September 30, 1998 to $517,000 for the comparable period of 1999 reflects the updating of fee schedules coupled with growth in assets under custody or management from $220.9 million at September 30, 1998 to $249.8 million at September 30, 1999.

Non-Interest Expense
--------------------

Non-interest expense was $13.6 million for the three months ended September 30, 1999 and 1998. General and administrative expense was $13.8 million or, on an annualized basis, 1.90% of average assets for the three months ended September 30, 1999 compared to $13.7 or, on an annualized basis, 1.82% for the comparable period in 1998. Compensation and benefits expense was $7.4 million for the three months ended September 30, 1999 compared to $6.8 million for the comparable period in 1998.

Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $1.4 million for the three months ended September 30, 1999 compared to $1.1 million for the comparable period of 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
                      Management's Discussion an Analysis
                                  (Continued)


The $80,000 increase in marketing and professional services expense from $1.2 million for the three months ended September 30, 1998 to $1.3 million for the comparable period of 1999 reflects the Bank's expenditures to capitalize on its presence as the largest locally based financial institution in the Inland Empire of Southern California by establishing the brand theme of "as big as you need as small as you like."

The decrease in other non-interest expense from $2.7 million for the three months ended September 30, 1998 to $2.2 million for the comparable period of 1999 was due primarily to a reduction in office supplies and expenses of $178,000 resulting from renegotiation and consolidation of telecommunications services.

Income Taxes
------------

Income taxes were $4.8 million for the three months ended September 30, 1999 compared to $2.9 million for the comparable period of 1998. The effective tax rate was 46.5% for the three months ended September 30, 1999 and 1998.

Comparison of Operating Results for the Six Months Ended September 30, 1999 and
-------------------------------------------------------------------------------
1998
----

General
-------

The Company recorded net earnings of $12.7 million or $0.95 per diluted share for the six months ended September 30, 1999 compared to net earnings of $8.2 million or $0.54 per diluted share for the comparable period of 1998.

Net interest income was $43.5 million for the six months ended September 30, 1999 compared to $36.3 million for the comparable period of 1998. The increase in net interest income was attributable to a 58 basis point increase in net interest spread from 2.27% for the six months ended September 30, 1998 to 2.85% for the comparable period of 1999.

Provision for loan losses was $2.0 million for the six months ended September 30, 1999 and 1998.

Total non-interest income was $7.8 million for the six months ended September 30, 1999 compared to $6.9 million for the comparable period of 1998. Total non-interest expense was $26.9 million for the six months ended September 30, 1999 and 1998.

Interest Income
---------------

Interest income was $103.9 million for the six months ended September 30, 1999 compared to $102.1 million for the comparable period of 1998. The $1.7 million increase in interest income was attributable to a 21 basis point increase in average yield on interest-earning assets, partially offset by a $33.6 million decrease in average interest-earning assets. The average aggregate balance of MBS and investment securities decreased $254.7 million from $906.7 million for the six months ended September 30, 1998 to $652.0 million for the comparable period of 1999 reflecting the Company's strategy of utilizing paydowns and payoffs from MBS and investment securities to repay FHLB advances and fund growth in loans receivable. Reflecting this strategy, the impact on average interest earning assets from the decrease in average MBS and investment securities was partially offset by an increase in average loans receivable, net of $210.6 million from $1.85 billion for the six months ended September 30, 1998 to $2.07 billion for the comparable period of 1999.

                       PFF BANCORP, INC. AND SUBSIDIARY
                      Management's Discussion an Analysis
                                  (Continued)


The average yield on loans receivable increased 18 basis points from 7.69% for the six months ended September 30, 1998 to 7.87% for the comparable period of 1999. The increase in the average yield on loans receivable was attributable principally to a $233.2 million increase in the aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the Four-C's) from $368.3 million or 19 percent of loans receivable, net at September 30, 1998 to $601.5 million or 28 percent of loans receivable, net at September 30, 1999. Originations of the Four-C's continues to be an area of focus for the Bank with such loans accounting for 57% and 59% of total loan originations for the six months ended September 30, 1999 and 1998, respectively.

The Bank has also increased the proportion of its total loan portfolio comprised by hybrid ARM's from 19% at September 30, 1998 to 26% at September 30, 1999.

The average yield on investment securities was 6.11% for the six months ended September 30, 1999 compared to 6.29% for the comparable period of 1998. The decrease in the average yield on investment securities reflects the impact of the decrease in the general level of interest rates partially offset by a decrease in premium amortization, net of discount accretion. Premium amortization, net of discount accretion on investment securities was $57,000 (6 basis points) for the six months ended September 30, 1999 compared to $335,000 (23 basis points) for the comparable period of 1998. The one year CMT and one month LIBOR averaged approximately 4.99% and 5.09%, respectively for the six months ended September 30, 1999 compared to approximately 5.27% and 5.61%, respectively for the comparable period of 1998.

The average yield on MBS was 6.33% for six months ended September 30, 1999 compared to 6.31% for the comparable period of 1998. Premium amortization, net of discount accretion, on MBS was $827,000 (35 basis points), for the six months ended September 30, 1999 compared to $1.7 million (57 basis points), for the comparable period of 1998. As discussed in the comparison of interest income for the three months ended September 30, 1999 and 1998, the yield on the MBS portfolio is influenced in a lagging fashion by changes in the one year CMT index. The decrease in the average yield on MBS between 1998 and 1999, after excluding the impact of premium amortization, net of discount accretion reflects the fact that the one year CMT averaged approximately 5.69% for the six months ended September 30, 1997 compared to approximately 5.27% and 4.99% for the comparable periods of 1998 and 1999, respectively.

Interest Expense
----------------

Interest expense was $60.4 million for the six months ended September 30, 1999 compared to $65.9 million for the comparable period of 1998. The $5.5 million decrease in interest expense was attributable to a 37 basis point decrease in the average cost of interest-bearing liabilities coupled with a $22.9 million decrease in the balance of average interest-bearing liabilities from $2.67 billion for the six months ended September 30, 1998 to $2.65 billion for the comparable period of 1999. The 37 basis point decrease in the average cost of interest-bearing liabilities reflects a 36 basis point reduction in the average cost of deposits, a 21 basis point reduction in the cost of FHLB advances and other borrowings and an increase in the proportion of total interest-bearing liabilities comprised by deposits from 66% for the six months ended September 30, 1998 to 70% for the comparable period of 1999 as FHLB advances were repaid using a portion of the cash flow arising from payoffs and paydowns on MBS and investment securities.

The decrease in the average cost of deposits from 4.53% for the six months ended September 30, 1998 to 4.17% for the comparable period of 1999 reflects an increase in the proportion of the total deposit base comprised by money market, savings and NOW accounts (collectively, "core deposits") from 33% for the six months ended September 30, 1998 to 41% for the comparable period of 1999. The average balance of total deposits increased

                       PFF BANCORP, INC. AND SUBSIDIARY
                      Management's Discussion an Analysis
                                  (Continued)


$102.4 million from $1.75 billion for the six months ended September 30, 1998 to $1.85 billion for the comparable period of 1999. The average balance of core deposits increased $192.1 million or 33% between the six months ended September 30, 1998 and 1999. The increase in the proportion of the deposit portfolio comprised by core deposits reflects the Bank's emphasis on this segment of the deposit portfolio. The average cost of core deposits was 2.95% for the six months ended September 30, 1999 compared to 5.03% for certificate accounts.

The average cost of FHLB advances and other borrowings decreased from 5.68% for the six months ended September 30, 1998 to 5.47% for the comparable period of 1999 reflecting the Bank's increased utilization of putable fixed rate FHLB advances.

Provision for Loan Losses
-------------------------

Provision for loan losses was $2.0 million for the six months ended September 30, 1999 and 1998. See "Comparison of Financial Condition at September 30, 1999 and March 31, 1999."

Non-Interest Income
-------------------

Non-interest income was $7.8 million or, on an annualized basis, .53% of average assets for the six months ended September 30, 1999 compared to $6.9 million or , on an annualized basis, .47% of average assets for the comparable period of 1998. Core non-interest income was $7.7 million for the six months ended September 30, 1999, compared to $7.2 million for the comparable period of 1998. Deposit and related fees increased $393,000 from $4.3 million for the six months ended September 30, 1998 to $4.7 million for the comparable period of 1999. The increase in deposit and related fees reflects the increase in fee income opportunities created by the growth in core deposits coupled with the Bank's increased emphasis on collecting rather than waiving fees. The increase in trust fees from $928,000 for the six months ended September 30, 1998 to $1.0 million for the comparable period of 1999 reflects the updating of fee schedules coupled with growth in assets under custody or management.

Non-Interest Expense
--------------------

Non-interest expense was $27.0 million for the six months ended September 30, 1999 and 1998. General and administrative expense was $27.0 million or, on an annualized basis, 1.85% of average assets for the six months ended September 30, 1999 compared to $26.9 million or, on an annualized basis, 1.82% for the comparable period in 1998. Compensation and benefits expense was $14.4 million for the six months ended September 30, 1999 compared to $13.8 million for the comparable period in 1998.

Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $2.5 million and $2.4 million for the six months ended September 30, 1999 and September 30, 1998, respectively.

The $353,000 increase in marketing and professional services expense from $2.1 million for the six months ended September 30, 1998 to $2.4 million for the comparable period of 1999 reflects the Bank's expenditures to capitalize on its presence as the largest locally based financial institution in the Inland Empire of Southern California by establishing the brand theme of "as big as you need as small as you like."

The decrease in other non-interest expense from $5.1 million for the six months ended September 30, 1998 to $4.5 million for the comparable period of 1999 was primarily attributable to a reduction in office supplies and expenses of $347,000 resulting from renegotiation and consolidation of telecommunications services.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


Income Taxes
------------

Income taxes were $9.7 million for the six months ended September 30, 1999 compared to $6.2 million for the comparable period of 1998. The effective tax rate was 46.5% for the six months ended September 30, 1999 and 1998.

Comparison of Financial Condition at September 30, 1999 and March 31, 1999
--------------------------------------------------------------------------

Total assets increased $15.7 million from $2.94 billion at March 31, 1999 to $2.95 billion at September 30, 1999. Loans receivable, net increased $152.6 million from $2.03 billion at March 31, 1999 to $2.18 billion at September 30, 1999. MBS decreased $96.3 million from $526.1 million at March 31, 1999 to $429.8 million at September 30, 1999 and investment securities decreased $2.7 million from $185.8 million at March 31, 1999 to $183.1 million at September 30, 1998 reflecting the strategy discussed above of utilizing paydowns on securities to fund loans and repay FHLB advances.

Loan originations for the six months ended September 30, 1999 were $604.5 million, compared to $420.7 million for the comparable period of 1998. Loan principal payoffs and paydowns were $392.8 million for the six months ended September 30, 1999 compared to $406.2 million for the comparable period of 1998. Reflecting very favorable economic conditions in the Bank's market area, non-accrual loans declined from $11.0 million or 0.50% of gross loans at March 31, 1999 to $7.5 million or 0.31% of gross loans at September 30, 1999. Non-performing assets, which includes non-accrual loans, and foreclosed real estate, net of specific allowances, declined from $16.3 million or 0.56% of total assets at March 31, 1999 to $10.1 million or 0.34% of total assets at September 30, 1999.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends and the composition of the loan portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At September 30, 1999, the Bank's allowance for loan losses was $26.5 million or 1.10% of gross loans and 355.55% of non-accrual loans compared to $26.2 million or 1.18% of gross loans and 237.56% of non-accrual loans at March 31, 1999. The Bank will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three and six months ended September 30, 1999.

                                         Three Months           Six Months
                                             Ended                 Ended
                                         ---------------------------------
     Beginning balance                      $26,113                26,160
     Provision for loan losses                1,000                 2,000
     Charge-offs                               (582)               (1,680)
     Recoveries                                   4                    55
     --------------------------------------------------------------------
     Ending balance                         $26,535               $26,535
     ====================================================================

Included in charge-offs for the six months ended September 30, 1999 is $416,000 applicable to the sale of 12 loans aggregating $2.3 million, which were restructured in previous fiscal years. While these loans were all on full accrual status in accordance with their workout agreements, the sale was consummated to strengthen the Bank's overall asset quality position in the current as well as future credit cycles.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

Total liabilities increased $35.9 million or 1.3% to $2.73 billion at September 30, 1999 from $2.69 billion at March 31, 1999. Deposits increased $13.1 million from $1.84 billion at March 31, 1999 to $1.86 billion at September 30, 1999. Core deposits increased $16.5 million from $745.4 million at March 31, 1999 to $761.9 million at September 30, 1999. In response to the additional need for funding arising from the strong level of loan originations, FHLB advances and other borrowings increased $20.0 million from $814.0 million at March 31, 1999 to $834.0 million at September 30, 1999. At September 30, 1999 and March 31, 1999 the Bank had putable borrowings totaling $515.0 million. Under putable borrowings programs, in exchange for a favorable interest rate on the borrowing, the Bank grants to the creditor an option to "put" the borrowing back to the Bank at specified "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable borrowings programs the Bank obtains funds below the cost of non-putable borrowings of comparable final maturity. In exchange for this favorable funding rate, the Bank is exposed to the risk that the borrowing is put back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a borrowing at a less advantageous cost.

Total stockholders' equity was $222.5 million at September 30, 1999 compared to $242.7 million at March 31, 1999. The $20.1 million decrease in total stockholders' equity is comprised principally of a $14.0 million decrease in additional paid-in-capital, a $1.8 million decrease in retained earnings, substantially restricted, a $1.8 million decrease in unearned stock-based compensation and a $6.1 million increase in accumulated other comprehensive loss.

During the six months ended September 30, 1999, the Company repurchased 1,500,000 shares of its common stock at a weighted average price of $19.18 per share. The $14.0 million decrease in additional paid-in-capital was attributable principally to the removal from additional paid-in-capital of the original amount of additional paid-in-capital recorded upon the March 1996 initial issuance of the 1,500,000 shares repurchased ($9.99 per share, net of the $.01 per share credited to common stock). The $1.8 million decrease in retained earnings, substantially restricted reflects the $13.8 million difference between the $10.00 per share original issuance price of the 1,500,000 shares repurchased and the $19.18 per share price paid to repurchase the shares, partially offset by the $12.7 million of net earnings for the six months ended September 30, 1999. The decrease in retained earnings, substantially restricted also reflects the Company's August 25, 1999 declaration of its first quarterly cash dividend of $.06 per common share paid on September 30, 1999 to stockholders of record September 15, 1999. The $1.8 million decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP ($856,000) and 1996 Incentive Plan ($934,000). The $6.1 million increase in accumulated other comprehensive loss was attributable principally to the change in the unrealized loss, net of tax on MBS and investment securities available-for-sale.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations.
This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Effective with the quarter ended December 31, 1997 the required ratio is 4%. Prior to that the requirement was 5%. The Bank's average liquidity ratio was 5.29% for the six months ended September 30, 1999. Management attempts to maintain a liquidity ratio no higher than approximately 1% above the regulatory requirement. This reflects management's strategy of investing excess liquidity in higher yielding interest-earning

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

assets, such as loans or other investments, depending on market conditions. The Bank invests in corporate securities when the yields thereon are more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities. The Bancorp has invested and will from time to time continue to invest in "non-rated" corporate debt and equity securities. Investments held at the Bancorp are not subject to the OTS regulatory restrictions applicable to the Bank.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $48.6 million and $68.6 million for the six months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $392.8 million and $406.2 million for the six months ended September 30, 1999 and 1998, respectively. Loans originated and purchased were $604.5 million and $559.8 million for the six months ended September 30, 1999 and 1998, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $28.1 million and $390.3 million for the six months ended September 30, 1999 and 1998, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $112.7 million and $195.6 million for the six months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $13.1 million and $38.7 million for the six months ended September 30, 1999 and 1998, respectively. FHLB advances and other borrowings increased $20.0 million and increased $213.1 million for the six months ended September 30, 1999 and 1998, respectively.

At September 30, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $195.2 million, or 6.66% of adjusted total assets, which is above the required level of $44.0 million, or 1.5%; core capital of $195.2 million, or 6.66 % of adjusted total assets, which is above the required level of $87.9 million, or 3.0%, and total risk-based capital of $218.3 million, or 11.53% of risk-weighted assets, which is above the required level of $151.5 million, or 8%.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1999 cash and short-term investments totaled $34.9 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At September 30, 1999, the Bank has $784.0 million of FHLB advances and $50.0 million of reverse repurchase agreements outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At September 30, 1999, the Bank had outstanding commitments to originate and purchase loans of $387.1 million and zero, respectively, compared to $249.6 million and zero, respectively, at September 30, 1999 and 1998. At September 30, 1999, and 1998 the Company had no outstanding commitments to purchase mortgage-backed securities and other investment securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts that are scheduled to mature in less than one year from September

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

30, 1999 totaled $930.0 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

significant real estate and commercial loan borrowers of the Company were also contacted to determine the extent of their preparations for Year 2000 and any potential impact Year 2000 may have on their businesses and ability to repay loan obligations to the Company.

Phase three of the process consists of making appropriate Year 2000 programming changes to the Company's in-house and vendor-provided core processing systems, as well as replacement of other vendor-provided PC-based systems. Phase four consisted of acceptance testing and sign-off of both the Company's in-house and vendor-provided systems. The fifth and final phase of the Year 2000 compliance project included installation of the system modifications The company has completed all five phases of the project, with the exception of a major application (not related to core banking processing) that will be maintained on its internal mid-range computer. The bank has decided to coordinate the replacement of this major application with the end of calendar year 1999. Therefore, it has ordered a minimal upgrade from the current out-source vendor of the existing system in order to ensure that the existing system is Year 2000 ready. The Company's two core processing systems vendors have installed Year 2000 compliant code for all systems and remaining validation testing was substantially completed by June 30, 1999. The Year 2000 project office has closely monitored the renovation, testing and implementation phases of the two processors' Year 2000 projects and is satisfied with the progress.

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

Costs to Address the Year 2000 Issue

Currently the Company estimates that Year 2000 project costs will approximate $3.1 million, although there can be no assurance that costs will not exceed that amount. This cost is in addition to existing personnel who may participate in the project. Included in the estimate are costs for hardware and software renovation or replacement, as well as existing staff who are specifically devoted to the project. The Company estimates that approximately 50% of the cost represents expenditures to replace certain older hardware and software which the Company might otherwise have replaced during the period, notwithstanding the Year 2000 issue, the costs of which will be depreciated over its anticipated useful life. Of the estimated total cost, approximately $2.75 million has been incurred on the project year-to-date. The table below summarizes by year the estimated amount and anticipated timing of the planned Year 2000 expenditures.

                                               Fiscal Year
     -------------------------------------------------------------
     (In Millions)                      1998   1999   2000   Total
     -------------------------------------------------------------
     Capital                           $   -    1.1     .4     1.5
     Operating                            .3     .7     .6     1.6
     -------------------------------------------------------------
     Estimated Year 2000 expenditures  $  .3    1.8    1.0     3.1
     =============================================================

The total amount reflects the costs for inclusion of an internally maintained mid-range computer system recently added to the Year 2000 compliance process. As the Company progresses in addressing the Year 2000 compliance project and additional information becomes available estimates of costs could change. At this time, no significant data system projects have been delayed as a result of the Company's Year 2000 compliance effort.


Contingency Plans

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk
------------------------------------------------------------------

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 1999 Form 10-K, as there has been no significant changes in these disclosures during the six months ended September 30, 1999.

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matter to a Vote of Security Holders.

  Election of Directors of the
  Company for three year terms:  Number of Votes   Number of Votes
                                     For              Withheld
         Robert W. Burwell         12,334,896          323,407
         William T. Dingle         12,331,071          327,232
         Curtis W. Morris          12,332,296          326,007

                                 Number of Votes   Number of Votes   Number of Votes
                                      For              Against         Abstaining
  Approval of the PFF Bancorp,
  Inc. 1999 Incentive Plan         11,540,520          923,227          194,556

  Ratification of KPMG LLP as
  the Company's independent
  auditors                         12,552,441           26,424           79,438

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

                                       PFF BANCORP, INC.



DATED: November 12, 1999              BY: /s/ LARRY M. RINEHART
                                          -------------------------------
                                           Larry M. Rinehart
                                           President, Chief Executive Officer
                                           and Director


DATED: November 12, 1999              BY: /s/ GREGORY C. TALBOTT
                                          --------------------------------
                                           Gregory C. Talbott
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer