Form 10-Q
period 1999-12-31
PFF BANCORP INC
filed 2000-02-14
CIK 1004969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                                      or

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
                                                  -----       -----

     The registrant had 13,314,505 shares of common stock, par value $.01 per share, outstanding as of February 9, 2000.

                       PFF BANCORP, INC. AND SUBSIDIARY
                                   Form 10-Q
                                     Index

PART I      FINANCIAL INFORMATION (Unaudited)                                  PAGE
                                                                               ----
Item 1      Financial statements
            ---------------------
              Consolidated Balance Sheets as of
              December 31, 1999 and March 31, 1999                                  1

              Consolidated Statements of Earnings for the three and nine months
              ended December 31, 1999 and 1998                                      2

              Consolidated Statements of Comprehensive Earnings
              for the three and nine months ended December 31, 1999 and 1998        3

              Consolidated Statement of Stockholders' Equity
              for the nine months ended December 31, 1999                           4

              Consolidated Statements of Cash Flows for the
              nine months ended December 31, 1999 and 1998                          5

              Notes to Unaudited Consolidated Financial Statements                  7

Item 2      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                        10

Item 3      Qualitative and Quantitative disclosures about
              Market Risk                                                          23

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                                      24

Item 2      Changes in Securities                                                  24

Item 3      Defaults Upon Senior Securities                                        24

Item 4      Submission of Matters to a Vote of Security Holders                    24

Item 5      Other Information                                                      24

Item 6      Exhibits and Reports on Form 8-K                                       25
SIGNATURES

                   PART 1 - FINANCIAL INFORMATION (Unaudited)

     Item 1. Financial Statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                            December 31,           March 31,
                                                                               1999                  1999
------------------------------------------------------------------------------------------------------------
                              Assets
Cash and cash equivalents                                                   $   51,179            $   63,790
Loans held for sale at lower of cost or fair value                               7,237                 3,531
Investment securities held-to-maturity (estimated fair value
  of $701 at December 31, 1999 and $716 at March 31, 1999)                         706                   709
Investment securities available-for-sale, at fair value                        176,201               185,087
Mortgage-backed securities held-to-maturity (estimated fair
  value of $560 at March 31, 1999)                                                   -                   556
Mortgage-backed securities available-for-sale, at fair value                   401,381               525,560
Trading securities, at fair value                                                3,535                 4,271
Investments in real estate                                                       6,228                 6,371
Loans receivable, net                                                        2,270,523             2,026,081
Federal Home Loan Bank (FHLB) stock, at cost                                    43,950                50,323
Accrued interest receivable                                                     17,822                17,118
Real estate acquired through foreclosure, net                                    1,650                 5,318
Property and equipment, net                                                     22,071                23,925
Prepaid expenses and other assets                                               26,274                23,340
------------------------------------------------------------------------------------------------------------
          Total assets                                                      $3,028,757            $2,935,980
============================================================================================================

                           Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                  $1,852,337            $1,843,538
  FHLB advances and other borrowings                                           914,000               814,000
  Accrued expenses and other liabilities                                        38,759                35,777
------------------------------------------------------------------------------------------------------------
          Total liabilities                                                  2,805,096             2,693,315
Commitments and contingencies                                                        -                     -
Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 2,000,000                             -                     -
    shares; none issued
  Common stock, $.01 par value.  Authorized 59,000,000
    shares; issued 20,012,498 and 19,943,948;outstanding
    13,739,031 and 15,445,481 at December 31, 1999 and                             200                   199
     March 31, 1999, respectively
  Additional paid-in capital                                                   133,845               150,612
  Retained earnings, substantially restricted                                  112,164               110,163
  Unearned stock-based compensation                                            (14,340)              (17,169)
  Treasury stock (6,273,467 at December 31,1999 and 4,498,467
   at March 31, 1999)                                                              (63)                  (45)

  Accumulated other comprehensive loss                                          (8,145)               (1,095)
------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                           223,661               242,665
------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                        $3,028,757            $2,935,980
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

                        PFF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                        For the Three Months Ended                   For the Nine Months Ended
                                                               December 31,                                 December 31,
                                           --------------------------------------------------------------------------------------
                                                       1999                    1998                    1999             1998
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Mortgage loans                                       $    39,253             $    35,476          $   112,705       $   103,118
  Non-mortgage loans                                         4,699                   2,527               12,469             6,228
  Mortgage-backed securities                                 6,700                   9,590               21,534            28,942
  Investment securities and deposits                         4,039                   5,628               11,855            17,076
---------------------------------------------------------------------------------------------------------------------------------
      Total interest income                                 54,691                  53,221              158,563           155,364
---------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                      19,725                  20,351               58,414            60,105
  Interest on borrowings                                    12,392                  13,294               34,101            39,426
---------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                32,117                  33,645               92,515            99,531
---------------------------------------------------------------------------------------------------------------------------------
      Net interest income                                   22,574                  19,576               66,048            55,833
Provision for loan losses                                    1,000                   1,000                3,000             3,020
---------------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses   21,574                  18,576               63,048            52,813
---------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
  Deposit and related fees                                   2,233                   2,127                6,953             6,454
  Loan and servicing fees                                    1,152                     769                2,615             2,119
  Trust fees                                                   541                     487                1,578             1,415
  Gain (loss) on sales of assets, net                         (173)                    197                  (75)              496
  Gain on trading securities, net                              777                     617                  905               258
  Profit on real estate investments                              -                      21                    -               122
  Gain on sale of branch                                     1,468                       -                1,468                 -
  Other non-interest income                                     24                     160                  381               456
---------------------------------------------------------------------------------------------------------------------------------
      Total non-interest income                              6,022                   4,378               13,825            11,320
---------------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
  General and administrative:
    Compensation and benefits                                7,360                   6,955               21,744            20,755
    Occupancy and equipment                                  2,889                   3,087                8,646             8,983
    Marketing and professional services                      1,202                   1,491                3,607             3,543
    Other non-interest expense                               2,472                   2,445                6,939             7,589
---------------------------------------------------------------------------------------------------------------------------------
      Total general and administrative                      13,923                  13,978               40,936            40,870
  Foreclosed real estate operations, net                       (51)                    (90)                (207)             (126)
---------------------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                            13,872                  13,888               40,729            40,744
---------------------------------------------------------------------------------------------------------------------------------
      Earnings before income taxes                          13,724                   9,066               36,144            23,389
  Income taxes                                               5,880                   3,850               15,580            10,001
---------------------------------------------------------------------------------------------------------------------------------
      Net earnings                                     $     7,844             $     5,216          $    20,564       $    13,388
=================================================================================================================================
Basic earnings per share                                     $0.65                   $0.38                $1.68             $0.95
=================================================================================================================================
Diluted earnings per share                                   $0.59                   $0.37                $1.54             $0.90
=================================================================================================================================
Cash dividends paid                                          $0.06             $         -                $0.12       $         -
=================================================================================================================================
Weighted average shares outstanding for basic
  earnings per share calculation                        12,095,794              13,645,040           12,256,535        14,152,139
=================================================================================================================================
Weighted average shares outstanding for diluted
  earnings per share calculation                        13,324,001              14,139,758           13,381,561        14,850,548
=================================================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                   For the Three Months Ended    For the Nine Months Ended
                                                                          December 31,                  December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                      1999            1998           1999           1998
---------------------------------------------------------------------------------------------------------------------------
Net earnings                                                            $7,844        $ 5,216        $20,564        $13,388
---------------------------------------------------------------------------------------------------------------------------

Other comprehensive earnings (loss), net of
  income taxes
  Unrealized gains (losses) on securities
    available-for-sale:
    Investment securities available-for-sale                               (16)          (404)        (2,056)        (2,906)
    Mortgage-backed securities available-for-sale                         (966)        (1,247)        (5,113)          (618)
    Reclassification of realized (gains) losses included
      in earnings                                                           57             46            119             (8)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss)                                                (925)        (1,605)        (7,050)        (3,532)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings                                                  $6,919        $ 3,611        $13,514        $ 9,856
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

                        PFF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                Retained
                                                               Additional      Earnings,        Unearned
                                         Number of    Common     Paid-in     Substantially     Stock-based    Treasury
                                          Shares      Stock      Capital       Restricted     Compensation      Stock
------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999               15,445,481      $199     $150,612         $110,163        $(17,169)       $(45)

Net earnings                                     -         -            -           20,564               -           -
Purchase of treasury stock              (1,775,000)        -      (17,732)         (17,017)              -         (18)
Amortization of shares under
 stock-based compensation plans                  -         -          648                -           2,829           -
Stock options exercised                     68,550         1          317                -               -           -
Cash dividends                                   -         -            -           (1,546)              -           -
Change in unrealized (loss) on
  securities available for sale, net             -         -            -                -               -           -
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            13,739,031      $200     $133,845         $112,164        $(14,340)       $(63)
========================================================================================================================

                                                     Accumulated
                                                        Other
                                                    Comprehensive
                                                       (Loss)           Total
---------------------------------------------------------------------------------
Balance at March 31, 1999                                $(1,095)       $242,665

Net earnings                                                   -          20,564
Purchase of treasury stock                                     -         (34,767)
Amortization of shares under stock-based
  compensation plans                                           -           3,477
Stock options exercised                                        -             318
Cash dividends                                                 -          (1,546)
Change in unrealized (loss) on
  securities available for sale, net                      (7,050)         (7,050)
---------------------------------------------------------------------------------
Balance at December 31, 1999                             $(8,145)       $223,661
=================================================================================

  See accompanying notes to the unaudited consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                    December 31,
---------------------------------------------------------------------------------------------------------------
                                                                             1999                   1998
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                                                 $  20,564              $  13,388
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Amortization of premiums net of discount accretion on loans
       and securities                                                              1,980                  3,637
      Amortization of deferred loan origination fees                                 526                   (893)
      Loan fees collected                                                         (2,120)                (1,824)
      Dividends on FHLB stock                                                     (1,841)                (1,908)
      Provisions for losses on loans                                               3,000                  3,020
      Gains on sales of loans, mortgage-backed securities
        available-for-sale, real estate and property and equipment                (1,380)                (1,194)
      Proceeds from sale of trading securities                                     1,700                  1,500
      Gains on trading securities                                                   (905)                  (280)
      Depreciation and amortization of property and equipment                      2,750                  2,910
      Loans originated for sale                                                  (29,692)               (37,451)
      Proceeds from sale of loans held-for-sale                                   22,578                 33,837
      Amortization of unearned stock-based compensation                            3,477                  3,338
      Increase in accrued expenses and other liabilities                           2,982                  5,268
      (Increase) decrease in:
        Accrued interest receivable                                                 (704)                 2,278
        Prepaid expenses and other assets                                         (2,934)                22,231
---------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               19,981                 47,857
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Loans originated for investment                                               (932,801)              (636,413)
  Increase in construction loans in process                                       56,103                 30,049
  Purchases of loans held for investment                                             (50)              (139,086)
  Principal payments on loans                                                    631,763                621,480
  Principal payments on mortgage-backed securities
    held-to-maturity                                                                 552                    644
  Principal payments on mortgage-backed securities
    available-for-sale                                                           118,582                205,222
  Purchases of investment securities available-for-sale                          (28,066)               (90,111)
  Purchases of FHLB stock                                                         (1,974)                (8,232)
  Redemption of FHLB Stock                                                        10,188                      -
  Purchases of mortgage-backed securities available-
    for-sale                                                                           -               (317,988)

                                                                                                     (Continued)

                        PFF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                      December 31,
                                                                           -----------------------------------
                                                                                1999                  1998
                                                                           -------------          ------------
  Proceeds from maturities of investment securities
    available-for-sale                                                         $  22,615             $ 113,256
  Investment in real estate acquired through foreclosure                               2                    19
  Proceeds from sale of investment securities available-for-sale                  10,626                37,278
  Proceeds from sale of real estate acquired through foreclosure                   7,164                11,262
  Investment in real estate held for investment                                      143                (5,267)
  Purchases of property and equipment                                             (1,176)               (1,906)
  Proceeds from sale of property and equipment                                       933                     4
                                                                           -------------          ------------
          Net cash used in investing activities                                 (105,396)             (179,789)
                                                                           -------------          ------------
Cash flows from financing activities:
  Proceeds from FHLB advances and other borrowings                               551,500               794,876
  Repayment of FHLB advances and other borrowings                               (451,500)             (708,762)
  Net change in deposits                                                           8,799                74,235
  Proceeds from exercise of stock options                                            318                   516
  Purchase of treasury stock                                                     (34,767)              (32,099)
  Cash dividend                                                                   (1,546)                    -
                                                                           -------------          ------------
          Net cash provided by financing activities                               72,804               128,766
                                                                           -------------          ------------
          Net decrease in cash and cash equivalents                              (12,611)               (3,166)
Cash and cash equivalents, beginning of period                                    63,790                46,021
                                                                           -------------          ------------
Cash and cash equivalents, end of period                                       $  51,179             $  42,855
                                                                           =============          ============
Supplemental information:
  Interest paid, including interest credited                                   $  94,044             $ 106,045
  Income taxes paid                                                               11,700                10,700
Non-cash investing and financing activities:
  Change in unrealized (loss) on securities
    available-for-sale                                                           (12,155)               (6,159)
  Net transfers from loans receivable to real estate acquired
   through foreclosure                                                             3,670                 9,174
  Net transfers from available-for-sale securities to
    trading securities                                                                 -                 5,419
                                                                           =============          ============

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

The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2000.

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

                                                                     For the Three Months Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                               1999(1)                                      1998(2)
                                            ----------------------------------------------------------------------------------------
                                                Earnings        Shares       Per-Share       Earnings        Shares       Per-Share
                                               (Numerator)   (Denominator)    Amount        (Numerator)   (Denominator)    Amount
                                            ----------------------------------------------------------------------------------------
                                                                      (Dollars in thousands, except per share data)

Net Earnings                                   $7,844                                       $5,216

Basic EPS
Earnings available to common stockholders       7,844         12,095,794     $0.65           5,216        13,645,040        $0.38
                                                                            =======                                        =======
Effect of Dilutive Securities
Options and Stock Awards                            -          1,228,207                         -           494,718
                                              ---------      -----------                   --------      ------------
Diluted EPS
Earnings available to common stockholders
  and assumed conversions                       $7,844        13,324,001     $0.59          $5,216        14,139,758        $0.37
                                              =========      ============   =======        ========      ============      ======

(1) Options to purchase 2,612 shares of common stock at a weighted average price of $21.88 per share were outstanding during the three month period ending December 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on November 23, 2004, were still outstanding at December 31, 1999.

(2) Options to purchase 43,009 shares of common stock at a weighted average price of $17.13 per share were outstanding during the three month period December 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between February 27, 2002 and April 22, 2003, were still outstanding at December 31, 1998.

                        PFF BANCORP, INC. AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements - Continued


                                                                     For the Nine Months Ended December 31
                                             -----------------------------------------------------------------------------------
                                                             1999(1)                                      1998(2)
                                             -----------------------------------------------------------------------------------
                                             Earnings        Shares       Per-Share       Earnings        Shares       Per-Share
                                            (Numerator)   (Denominator)    Amount        (Numerator)   (Denominator)    Amount
                                             -----------------------------------------------------------------------------------
                                                                (Dollars in thousands, except per share data)

Net Earnings                                   $20,564                                      $13,388

Basic EPS
Earnings available to common stockholders       20,564      12,256,535        $1.68          13,388      14,152,139        $0.95
                                                                         ==========                                   ==========

Effect of Dilutive Securities
Options and Stock Awards                             -       1,125,026                            -         698,409
                                             --------------------------               -----------------------------

Diluted EPS
Earnings available to common stockholders
  and assumed conversions                      $20,564      13,381,561        $1.54         $13,388      14,850,548        $0.90
                                             ======================================  ===========================================

(1) Options to purchase 10,094 shares of common stock at a weighted average price of $20.93 per share were outstanding during the nine month period ending December 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at December 31, 1999.

(2) Options to purchase 10,108 shares of common stock at a weighted average price of $20.12 per share were outstanding during the nine month period ending December 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and April 22, 2003, were still outstanding at December 31, 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
   Item 2: Management's Discussion and Analysis of Financial Condition and
                                   Operation

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended December 31, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

                                                                                Three Months Ended December 31,
                                                          -----------------------------------------------------------------------
                                                                           1999                                1998
                                                          -----------------------------------------------------------------------
                                                                                      Average                             Average
                                                               Average                 Yield/      Average                 Yield/
                                                               Balance     Interest     Cost       Balance     Interest     Cost
                                                          -----------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Assets:
  Interest-earning assets:
    Interest-earning deposits and short-term investments     $   28,989     $   334      4.57%   $   50,385     $   596      4.69%
    Investment securities, net                                  188,808       3,153      6.68       277,017       4,302      6.21
    Loans receivable, net                                     2,221,594      43,952      7.91     1,912,575      38,003      7.95
    Mortgage-backed securities, net                             416,946       6,700      6.43       613,758       9,590      6.25
    FHLB stock                                                   41,993         552      5.22        49,435         730      5.86
                                                             ----------------------              ----------------------
        Total interest-earning assets                         2,898,330      54,691      7.55     2,903,170      53,221      7.33
    Non-interest-earning assets                                  98,059                             116,946
                                                             ----------                          ----------
        Total assets                                         $2,996,389                          $3,020,116
                                                             ==========                          ==========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings accounts                                         $  139,945         781      2.21    $  144,940         837      2.29
    Money market accounts                                       405,300       4,325      4.23       300,929       3,766      4.97
    NOW and other demand deposit accounts                       216,350         342      0.63       189,668         324      0.68
    Certificate accounts                                      1,091,698      14,277      5.19     1,159,800      15,424      5.28
                                                             ----------------------              ----------------------
        Total                                                 1,853,293      19,725      4.22     1,795,337      20,351      4.50
    FHLB advances and other borrowings                          867,582      12,392      5.67       946,500      13,228      5.54
    Other                                                         4,346           -         -         3,544          66      7.37
                                                             ----------------------              ----------------------
        Total interest-bearing liabilities                    2,725,221      32,117      4.68     2,745,381      33,645      4.86
                                                                            -------                             -------
    Non-interest-bearing liabilities                             46,262                              41,109
                                                             ----------                          ----------
        Total liabilities                                     2,771,483                           2,786,490
  Stockholders' equity                                          224,906                             233,626
                                                             ----------                          ----------
        Total liabilities and stockholders' equity           $2,996,389                          $3,020,116
                                                             ==========                          ==========
Net interest income before provision for loan losses                        $22,574                             $19,576
                                                                            =======                             =======
Net interest spread                                                                      2.87                                2.47
Effective interest spread                                                                3.12                                2.70
Ratio of interest-earning assets to
  interest-bearing liabilities                                  106.35%                             105.75%

                       PFF BANCORP, INC. AND SUBSIDIARY
   Management's Discussion and Analysis of Financial Condition and Operation
                                  (Continued)
Average Balance Sheets

The following table sets forth certain information relating to the Company for the nine months ended December 31, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

                                                                                Nine Months Ended December 31,
                                                          -----------------------------------------------------------------------
                                                                           1999                                1998
                                                          -----------------------------------------------------------------------
                                                                                      Average                             Average
                                                               Average                 Yield/      Average                 Yield/
                                                               Balance     Interest     Cost       Balance     Interest     Cost
                                                          -----------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Assets:
  Interest-earning assets:
    Interest-earning deposits and short-term investments     $   40,398    $  1,376      4.52%   $   39,700    $ 1 ,460      4.88%
    Investment securities, net                                  184,885       8,749      6.31       294,376      13,549      6.14
    Loans receivable, net                                     2,117,229     125,174      7.88     1,873,749     109,346      7.78
    Mortgage-backed securities, net                             451,508      21,534      6.36       613,807      28,942      6.29
    FHLB stock                                                   43,579       1,730      5.27        46,991       2,067      5.84
                                                             ----------------------              ----------------------
        Total interest-earning assets                         2,837,599     158,563      7.45     2,868,623     155,364      7.22
    Non-interest-earning assets                                 108,333                             105,707
                                                             ----------                          ----------
        Total assets                                         $2,945,932                          $2,974,330
                                                             ==========                          ==========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Savings accounts                                         $  142,998       2,412      2.24    $  148,901       2,599      2.32
    Money market accounts                                       409,552      13,345      4.32       264,440       8,960      4.50
    NOW and other demand deposit accounts                       211,436       1,023      0.64       184,818         966      0.69
    Certificate accounts                                      1,087,882      41,634      5.08     1,167,586      47,580      5.41
                                                             ----------------------              ----------------------
        Total                                                 1,851,868      58,414      4.19     1,765,745      60,105      4.52
    FHLB advances and other borrowings                          816,559      34,081      5.54       926,178      39,329      5.64
    Other                                                         3,504          20      0.76         3,021          97      4.26
                                                             ----------------------              ----------------------
        Total interest-bearing liabilities                    2,671,931      92,515      4.60     2,694,944      99,531      4.90
                                                                           --------                            --------
    Non-interest-bearing liabilities                             49,310                              39,660
                                                             ----------                          ----------
        Total liabilities                                     2,721,241                           2,734,604
  Stockholders' equity                                          224,691                             239,726
                                                             ----------                          ----------
        Total liabilities and stockholders' equity           $2,945,932                          $2,974,330
                                                             ==========                          ==========
Net interest income before provision for loan losses                       $ 66,048                            $ 55,833
                                                                           ========                            ========
Net interest spread                                                                      2.85                                2.32
Effective interest spread                                                                3.10                                2.60
Ratio of interest-earning assets to
  interest-bearing liabilities                                  106.20%                             106.44%

                                                             11
S

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

                                                Three Months Ended December 31, 1999       Nine Months Ended December 31, 1999
                                                            Compared to                                Compared to
                                                Three Months Ended December 31, 1998       Nine Months Ended December 31, 1998
                                             ----------------------------------------------------------------------------------
                                                        Increase (Decrease)                        Increase (Decrease)
                                                               Due to                                    Due to
                                             ----------------------------------------------------------------------------------
                                                                     Rate/                                      Rate/
                                               Volume      Rate      Volume      Net      Volume      Rate     Volume      Net
                                             ----------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
  Interest-earning assets:
    Interest-earning deposits and short-term
      investments                              $  (253)      (15)         6      (262)        26       (108)       (2)      (84)
    Investment securities, net                  (1,359)      359       (149)   (1,149)    (5,039)       381      (142)   (4,800)
    Loans receivable, net                        6,140      (165)       (26)    5,949     14,209      1,433       186    15,828
    Mortgage-backed securities, net             (3,075)      273        (88)   (2,890)    (7,653)       333       (88)   (7,408)
    FHLB stock                                    (110)      (80)        12      (178)      (150)      (202)       15      (337)
                                             ----------------------------------------------------------------------------------
        Total interest-earning assets            1,343       372       (245)    1,470      1,393      1,837       (31)    3,199
                                             ----------------------------------------------------------------------------------

  Interest-bearing liabilities:
    Savings accounts                               (29)      (28)         1       (56)      (103)       (87)        3      (187)
    Money market accounts                        1,306      (555)      (192)      559      4,917       (343)     (189)    4,385
    NOW and other demand deposit
      accounts                                      46       (24)        (4)       18        139        (72)      (10)       57
    Certificate accounts                          (906)     (256)        15    (1,147)    (3,248)    (2,896)      198    (5,946)
    FHLB advances and other borrowings          (1,103)      291        (24)     (836)    (4,655)      (673)       80    (5,248)
    Other                                           15       (66)       (15)      (66)        16        (80)      (13)      (77)
                                             ----------------------------------------------------------------------------------
        Total interest-bearing liabilities        (671)     (638)      (219)   (1,528)    (2,934)    (4,151)       69    (7,016)
                                             ----------------------------------------------------------------------------------
        Change in net interest income          $ 2,014     1,010        (26)    2,998      4,327      5,988      (100)   10,215
                                             ==================================================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)

Forward-Looking Statements

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from such forward-looking statements contained herein.
Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company's operations, markets, products and services, including but not limited to, risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Comparison of Operating Results for the Three Months Ended December 31, 1999 and
--------------------------------------------------------------------------------
1998
----

General
-------

The Company recorded net earnings of $7.8 million or $0.59 per diluted share for the three months ended December 31, 1999 compared to net earnings of $5.2 million or $0.37 per diluted share for the comparable period of 1998. Net earnings for the three months ended December 31, 1999 include an after tax gain of approximately $845,000 or $0.06 per diluted share from the Bank's sale of one of its twenty-four full service banking branches along with $45.9 million of deposits domiciled therein. The Company's core earnings (defined as net earnings excluding the after tax impact of gain on branch sale, trading portfolio activity and profit on real estate investments), improved to $6.6 million or $0.49 per diluted share for the three months ended December 31, 1999 from $4.8 million or $0.34 per diluted share for the comparable period of 1998.

Net interest income was $22.6 million for the three months ended December 31, 1999 compared to $19.6 million for the comparable period of 1998. The increase in net interest income was attributable to a 40 basis point expansion in net interest spread from 2.47% for the three months ended December 31, 1998 to 2.87% for the comparable period of 1999.

Provision for loan losses was $1.0 million for the three months ended December 31, 1999 and 1998.

Non-interest income excluding the gain on branch sale, trading portfolio activity and profit on real estate investments, ("core non-interest income") was $3.8 million for the quarter ended December 31, 1999 compared to $3.7 million for the comparable period of 1998. Total non-interest expense was $13.9 million for both the three months ended December 31 1998 and 1999.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


Interest Income
---------------

Interest income was $54.7 million for the three months ended December 31, 1999 compared to $53.2 million for the comparable period of 1998. The $1.5 million increase in interest income was attributable to a 22 basis point increase in average yield on interest earning assets from 7.33% for the three months ended December 31, 1998 to 7.55% for the comparable period of 1999. Average interest-earning assets were $2.90 billion for both the three months ended December 31, 1998 and 1999. The average yield on loans receivable, net was 7.91% for the three months ended December 31, 1999 compared to 7.95% for the comparable period of 1998. The 4 basis point decrease was attributable in part to a shift in the composition of the Bank's single family residential mortgage loan originations away from hybrid adjustable rate mortgages (ARM's) toward fully adjustable rate products. Hybrid ARM's such as 5/1 loans are originated at rates which remain fixed for an initial term of generally three to five years after which the rates adjust periodically based upon a specified index. Fully adjustable rate ARM's, on the other hand, are originated at deep initial teaser rates which remain in effect for only the first several months of the life of the loans after which the rates adjust upward based upon a specified index. The Bank' decision to shift its single family residential lending away from hybrid ARM's was based on a desire to originate loans which have a greater degree of responsiveness to changes in the general level of interest rates. As a result of this successful shift, the weighted average initial interest rate on the $105.5 million of single family residential mortgages originated during the current quarter was
4.31 percent compared to 6.02 percent for the $137.4 million of single family residential mortgages originated during the previous quarter. Based on the rate indices in effect at December 31, 1999, the weighted average fully indexed rate on the single family residential mortgage loans originated during the quarter ended December 31, 1999 would be 7.46 percent. Approximately 69 percent of the current quarter's single family residential mortgage originations will fully index within 3 months of origination.

Sixty-two percent of the Bank's total loans at December 31, 1999 are indexed to either the one-year constant maturity Treasury (CMT) or the 11th District Cost of Funds (COFI) index. The average adjustment frequency of these adjustable rate loans is 7 months. As a result, for any given period, the yield on these loans reflects a combination of the current as well as previous indices to which they are tied. For the three months ended December 31, 1999, the one-year CMT and COFI indices averaged 5.61% and 4.76%, respectively, compared to 4.39% and 4.70%, respectively for the comparable period of 1998. However, of greater impact on loan yields was the fact that for the seven months preceding the three months ended December 31, 1999, the one-year CMT and COFI indices averaged 4.99% and 4.52%, respectively compared to 5.27% and 4.90%, respectively for the comparable period of 1998.

The average yield on investment securities was 6.68% for the three months ended December 31, 1999 compared to 6.21% for the comparable period of 1998. The increase in the average yield on investment securities reflects the impact of a generally higher interest rate environment. The one and three month London Inter-Bank Offered Rate (LIBOR) to which approximately 41 percent of the investment securities portfolio is indexed averaged 6.00% for the three months ended December 31, 1999 compared to 5.25% for the three months ended December 31, 1998. Prime rate, to which approximately 27 percent of the investment securities portfolio is indexed, averaged 8.42% for the three months ended December 31, 1999 compared to 7.83% for the three months ended December 31, 1998.

The average yield on mortgage-backed securities (MBS) was 6.43% for three months ended December 31, 1999 compared to 6.25% for the comparable period of 1998. Premium amortization, net of discount accretion on MBS was $252,000 (30 basis points) for the three months ended December 31, 1999 compared to $793,000 (58 basis points) for the comparable period of 1998. The positive impact on average yield on MBS of this reduction in premium amortization, net of discount accretion was partially offset by the lagging impact of changes in the one-year CMT on the 44% of the MBS portfolio that is tied to that index. The adjustment frequency of the one-year

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


CMT MBS held by the Company is generally on an annual basis. Accordingly, for any given period, the yield on the one-year CMT portion of the MBS portfolio is reflective of a combination of the index in effect one year earlier as well as the current level for the index. The one-year CMT averaged approximately 5.61% for the three months ended December 31, 1999 compared to approximately 4.39% and 5.48% for the comparable periods of 1998 and 1997, respectively.

While total average interest-earning assets were virtually unchanged between the three months ended December 31, 1998 and 1999, the average balance of loans receivable increased $309.0 million to $2.22 billion for the three months ended December 31, 1999. The aggregate average balance of MBS and investment securities decreased $285.0 million between the three months ended December 31, 1998 and 1999 to $605.8 million for the three months ended December 31, 1999. This shift in interest-earning assets from securities into loans reflects a conscious decision by the Bank to emphasize the allocation of its interest-earning assets toward loans. Additionally, the Bank has placed its lending emphasis on construction, commercial business, commercial real estate and consumer loans (the "Four-C's"). Reflecting this emphasis, the aggregate average disbursed balance of the Four-C's was $614.1 million or 28% of average total loans receivable, net for the three months ended December 31, 1999 compared to $499.1 million or 26% of average total loans receivable, net for the comparable period of 1998. Originations of the Four-C's totaled $250.9 million or 70% of total loan originations for the three months ended December 31, 1999 compared to $143.6 million or 57% of total originations for the comparable period of 1998.

Interest Expense
----------------

Interest expense was $32.1 million for the three months ended December 31, 1999 compared to $33.6 million for the comparable period of 1998. The $1.5 million decrease in interest expense was attributable to an 18 basis point decrease in the average cost of interest-bearing liabilities coupled with a $20.2 million decrease in average interest-bearing liabilities from $2.75 billion for the three months ended December 31, 1998 to $2.73 billion for the comparable period of 1999. The 18 basis point decrease in the average cost of interest-bearing liabilities reflects a 28 basis point reduction in the average cost of deposits, partially offset by a 13 basis point increase in the average cost of Federal Home Loan Bank (FHLB) advances and other borrowings.

The decrease in the average cost of deposits from 4.50% for the three months ended December 31, 1998 to 4.22% for the comparable period of 1999 reflects an increase in the proportion of the total deposit base comprised by money market, savings and NOW accounts (collectively, "core deposits") from 35% for the three months ended December 31, 1998 to 41% for the comparable period of 1999. The average balance of total deposits increased $58.0 million from $1.80 billion for the three months ended December 31, 1998 to $1.85 billion for the comparable period of 1999. The average balance of core deposits increased $126.1million between the three months ended December 31, 1998 and 1999. Excluding the impact on average balances from the sale of deposits during the three months ended December 31, 1999, the average balances of total deposits and core deposits would have increased $96.8 million and $133.0 million, respectively between the three months ended December 31, 1998 and 1999. The increase in the proportion of the deposit portfolio comprised by core deposits reflects the Bank's emphasis on this segment of the deposit portfolio. The average cost of core deposits was 2.84% for the three months ended December 31, 1999 compared to 5.19% for certificate accounts. The average cost figures for the comparable period of 1998 were 3.10% and 5.28%, respectively. The substantial decrease in the average cost of core deposits between the three months ended December 31, 1998 and 1999, reflects a decrease in the average cost of money market savings accounts from 4.97% for the three months ended December 31, 1998 to 4.23% for the comparable period of 1999.

The average cost of FHLB advances and other borrowings was 5.67% for the three months ended December 31, 1999 compared to 5.54% for the comparable period of 1998. The increase in the average cost of FHLB advances

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


and other borrowings was attributable, in part, to $125.0 million of putable FHLB advances that were put back to the Bank during the three months ended December 31, 1999. The weighted average rate on the advances put back to the Bank during the three months ended December 31, 1999 was 5.33%. The weighted average rate on the Bank's new advances during the three months ended December 31, 1999 was 6.02%. At December 31, 1999, the Bank has $375.0 million of putable FHLB advances and other borrowings, $145.0 million and $290.0 million of which are putable within the next three and twelve months, respectively.

Provision for Loan Losses
-------------------------

Provision for loan losses was $1.0 million for the three months ended December 31, 1999 and 1998. See "Comparison of Financial Condition at December 31, 1999 and March 31, 1999".

Non-Interest Income
-------------------

Excluding the $1.5 million pre-tax gain on branch sale, non-interest income was $4.6 million or, on an annualized basis, .61% of average assets for the quarter ended December 31, 1999 compared to $4.4 million or, on an annualized basis,
 .58% of average assets for the comparable period of 1998. Core non-interest income was $3.8 million or, on an annualized basis .50% of average assets for the three months ended December 31, 1999, compared to $3.7 million or, on an annualized basis, .50% of average assets for the comparable period of 1998. The $383,000 increase in loan and servicing fees from $769,000 for the three months ended December 31, 1998 to $1.2 million for the comparable period of 1999 includes a $446,000 prepayment fee received on a commercial loan payoff. Deposit and related fees increased $106,000 from $2.1 million for the three months ended December 31, 1998 to $2.2 million for the comparable period of 1999. The increase in deposit and related fees reflects the increase in fee income opportunities created by the growth in core deposits coupled with the Bank's increased emphasis on collecting rather than waiving fees. The increase in trust fees from $487,000 for the three months ended December 31, 1998 to $541,000 for the comparable period of 1999 reflects the updating of fee schedules coupled with growth in assets under custody or management from $214.5 million at December 31, 1998 to $261.6 million at December 31, 1999. The $173,000 loss on sale of assets for the three months ended December 31, 1999 reflects the sale of investment securities to generate a portion of the cash utilized by the Company to fund the repurchase of its common stock.

Non-Interest Expense
--------------------

Non-interest expense was $13.9 million for the three months ended December 31, 1999 and 1998. General and administrative expense was $13.9 million or, on an annualized basis, 1.86% of average assets for the three months ended December 31, 1999 compared to $14.0 or, on an annualized basis, 1.85% of average assets for the comparable period in 1998.

Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $986,000 for the three months ended December 31, 1999 compared to $945,000 for the comparable period of 1998.

The $289,000 decrease in marketing and professional services expense from $1.5 million for the three months ended December 31, 1998 to $1.2 million for the comparable period of 1999 is primarily comprised of a $211,000 reduction in advertising expense.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


Income Taxes
------------

Income taxes were $5.9 million for the three months ended December 31, 1999 compared to $3.9 million for the comparable period of 1998. The effective tax rate was 42.8% for the three months ended December 31, 1999 and 1998.

Comparison of Operating Results for the Nine Months Ended December 31, 1999 and
-------------------------------------------------------------------------------
1998
----

General
-------

The Company recorded net earnings of $20.6 million or $1.54 per diluted share for the nine months ended December 31, 1999 compared to net earnings of $13.4 million or $0.90 per diluted share for the comparable period of 1998. Net earnings for the nine months ended December 31, 1999 include the after tax gain of approximately $845,000 or $0.06 per diluted share from the branch sale discussed earlier. The Company's core earnings improved to $19.2 million or $1.44 per diluted share for the nine months ended December 31, 1999 from $13.2 million or $0.89 per diluted share for the comparable period of 1998.

Net interest income was $66.0 million for the nine months ended December 31, 1999 compared to $55.8 million for the comparable period of 1998. The increase in net interest income was attributable to a 53 basis point increase in net interest spread from 2.32% for the nine months ended December 31, 1998 to 2.85% for the comparable period of 1999.

Provision for loan losses was $3.0 million for the nine months ended December 31, 1999 and 1998.

Total non-interest income was $13.8 million for the nine months ended December 31, 1999 compared to $11.3 million for the comparable period of 1998. Total non-interest expense was $40.7 million for the nine months ended December 31, 1999 and 1998.

Interest Income
---------------

Interest income was $158.6 million for the nine months ended December 31, 1999 compared to $155.4 million for the comparable period of 1998. The $3.2 million increase in interest income was attributable to a 23 basis point increase in average yield on interest-earning assets, partially offset by a $31.0 million decrease in average interest-earning assets. The average balance of loans receivable, net increased $243.5 million from $1.87 billion for the nine months ended December 31, 1998 to $2.12 billion for the comparable period of 1999. The aggregate average disbursed balance of the Four-C's was $551.3 million or 26% of average total loans receivable, net for the nine months ended December 31, 1999 compared to $470.3 million or 25% average total loans receivable, net for the comparable period of 1998. The average aggregate balance of MBS and investment securities decreased $271.8 million from $908.2 million for the nine months ended December 31, 1998 to $636.4 million for the comparable period of 1999 reflecting the Company's strategy of utilizing paydowns and payoffs from MBS and investment securities to repay FHLB advances and fund growth in loans receivable.

The average yield on loans receivable increased 10 basis points from 7.78% for the nine months ended December 31, 1998 to 7.88% for the comparable period of 1999. The increase in the average yield on loans receivable was attributable in part, to the increase in the aggregate disbursed balance of the Four-C's. The increase in average yield on loans receivable was also positively influenced by an increase in hybrid ARM's between December 31, 1998 and 1999. Although the Bank de-emphasized the origination of hybrid ARM's during the latter stages of calendar

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


year 1999, originations of hybrid ARM's during the earlier stages of calendar year 1999 served to increase the proportion of the loan portfolio comprised by hybrid ARM loans from 21% at December 31, 1998 to 25% at December 31, 1999. Because hybrid ARM's are not originated at initial teaser rates, their yields generally exceed those of fully adjustable rate ARM's during the early stages of the loan term.

The average yield on investment securities was 6.31% for the nine months ended December 31, 1999 compared to 6.14% for the comparable period of 1998. The increase in the average yield on investment securities reflects the impact of a decrease in premium amortization, net of discount accretion. Premium amortization, net of discount accretion on investment securities was $53,000 (11 basis points) for the nine months ended December 31, 1999 compared to $555,000 (31 basis points) for the comparable period of 1998. One-month LIBOR averaged approximately 5.42% for the nine months ended December 31, 1999 compared to approximately 5.51% for the comparable period of 1998.

The average yield on MBS was 6.36% for nine months ended December 31, 1999 compared to 6.29% for the comparable period of 1998. Premium amortization, net of discount accretion, on MBS was $1.1 million (38 basis points), for the nine months ended December 31, 1999 compared to $2.5 million (61 basis points), for the comparable period of 1998. As discussed in the comparison of interest income for the three months ended December 31, 1999 and 1998, the yield on the MBS portfolio is influenced in a lagging fashion by changes in the one year CMT index. The decrease in the average yield on MBS between 1998 and 1999, after excluding the impact of premium amortization, net of discount accretion reflects the fact that the one year CMT averaged approximately 5.22% for the nine months ended December 31, 1999 compared to approximately 4.96% and 5.62% for the comparable periods of 1998 and 1997, respectively.

Interest Expense
----------------

Interest expense was $92.5 million for the nine months ended December 31, 1999 compared to $99.5 million for the comparable period of 1998. The $7.0 million decrease in interest expense was attributable to a 30 basis point decrease in the average cost of interest-bearing liabilities coupled with a $23.0 million decrease in average interest-bearing liabilities from $2.69 billion for the nine months ended December 31, 1998 to $2.67 billion for the comparable period of 1999. The 30 basis point decrease in the average cost of interest-bearing liabilities reflects a 33 basis point reduction in the average cost of deposits, a 10 basis point reduction in the cost of FHLB advances and other borrowings and an increase in the proportion of total interest-bearing liabilities comprised by deposits from 66% for the nine months ended December 31, 1998 to 69% for the comparable period of 1999.

The decrease in the average cost of deposits from 4.52% for the nine months ended December 31, 1998 to 4.19% for the comparable period of 1999 reflects an increase in the proportion of the total deposit base comprised by core deposits from 34% for the nine months ended December 31, 1998 to 41% for the comparable period of 1999. The average balance of total deposits increased $86.1 million from $1.77 billion for the nine months ended December 31, 1998 to $1.85 billion for the comparable period of 1999. The average balance of core deposits increased $165.8 million between the nine months ended December 31, 1998 and 1999. Excluding the impact on average balances from the sale of deposits during the nine months ended December 31, 1999, the average balances of total deposits and core deposits would have increased $103.8 million and $165.8 million, respectively between the nine months ended December 31, 1998 and 1999. The average cost of core deposits was 2.91% for the nine months ended December 31, 1999 compared to 5.08% for certificate accounts. The average cost figures for the comparable period of 1998 were 2.78% and 5.41%, respectively.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


The average cost of FHLB advances and other borrowings decreased from 5.64% for the nine months ended December 31, 1998 to 5.54% for the comparable period of 1999.

Provision for Loan Losses
-------------------------

Provision for loan losses was $3.0 million for the nine months ended December 31, 1999 and 1998. See "Comparison of Financial Condition at December 31, 1999 and March 31, 1999."

Non-Interest Income
-------------------

Excluding the $1.5 million pre-tax gain on branch sale, non-interest income was $12.4 million or, on an annualized basis, .56% of average assets for the nine months ended December 31, 1999 compared to $11.3 million or, on an annualized basis, .51% of average assets for the comparable period of 1998. Core non-interest income was $11.5 million or, on an annualized basis, .52% of average assets for the nine months ended December 31, 1999, compared to $10.9 million or, on an annualized basis .49% of average assets for the comparable period of 1998. Deposit and related fees increased $499,000 from $6.5 million for the nine months ended December 31, 1998 to $7.0 million for the comparable period of 1999. The $496,000 increase in loan and servicing fees from $2.1 million for the nine months ended December 31, 1998 to $2.6 million for the comparable period of 1999 includes the $446,000 prepayment fee received on a commercial loan payoff.

Non-Interest Expense
--------------------

Non-interest expense was $40.7 million for the nine months ended December 31, 1999 and 1998. General and administrative expense was $40.9 million for the nine months ended December 31, 1999 and 1998 or, on an annualized basis, 1.85% of average assets for the nine months ended December 31, 1999 compared to 1.83% for the comparable period of 1998. Compensation and benefits expense was $21.7 million for the nine months ended December 31, 1999 compared to $20.8 million for the comparable period in 1998.

Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $3.5 million and $3.3 million for the nine months ended December 31, 1999 and December 31, 1998, respectively.

The $337,000 decrease in occupancy and equipment expense from $9.0 million for the nine months ended December 31, 1998 to $8.6 million for the comparable period of 1999 is primarily attributable to a $160,000 decrease in computer software and supplies expense as the result of a decline in Y2K related expenses. The $650,000 decrease in other non-interest expense from $7.6 million for the nine months ended December 31, 1998 to $6.9 million for the comparable period of 1999 was primarily attributable to a reduction in office supplies and expenses of $347,000 resulting from renegotiation and consolidation of telecommunications services.

Income Taxes
------------

Income taxes were $15.6 million for the nine months ended December 31, 1999 compared to $10.0 million for the comparable period of 1998. The effective tax rates were 43.1% and 42.8% for the nine months ended December 31, 1999 and 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


Comparison of Financial Condition at December 31, 1999 and March 31, 1999
-------------------------------------------------------------------------

Total assets increased $92.8 million from $2.94 billion at March 31, 1999 to $3.03 billion at December 31, 1999. Loans receivable, net increased $244.4 million from $2.03 billion at March 31, 1999 to $2.27 billion at December 31, 1999. MBS decreased $124.7 million from $526.1 million at March 31, 1999 to $401.4 million at December 31, 1999 and investment securities decreased $8.9 million from $185.8 million at March 31, 1999 to $176.9 million at December 31, 1999 reflecting the strategy of utilizing paydowns on securities to fund loans and repay FHLB advances.

Loan originations for the nine months ended December 31, 1999 were $962.5 million, compared to $673.9 million for the comparable period of 1998. Originations of the Four-C's totaled $597.8 million or 62% of total loan originations for the nine months ended December 31, 1999 compared to $391.3 million or 58% of total loan originations for the comparable period of 1998. Loan principal payoffs and paydowns were $631.8 million for the nine months ended December 31, 1999 compared to $621.5 million for the comparable period of 1998. Reflecting very favorable economic conditions in the Bank's market area, non-accrual loans declined from $11.0 million or 0.50% of gross loans at March 31, 1999 to $6.6 million or 0.26% of gross loans at December 31, 1999. Non-performing assets, which includes non-accrual loans, and foreclosed real estate, net of specific allowances, declined from $16.3 million or 0.56% of total assets at March 31, 1999 to $8.2 million or 0.27% of total assets at December 31, 1999.

The allowance for loan losses is maintained at an amount management considers adequate to cover future losses on loans receivable, which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends and the composition of the loan portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At December 31, 1999, the Bank's allowance for loan losses was $27.1 million or 1.07% of gross loans and 412.78% of non-accrual loans compared to $26.2 million or 1.18% of gross loans and 237.56% of non-accrual loans at March 31, 1999. The Bank will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three and nine months ended December 31, 1999.

                                      Three Months Ended     Nine Months Ended
                                   -------------------------------------------
    Beginning balance                            $26,535               $26,160
    Provision for loan losses                      1,000                 3,000
    Charge-offs                                     (476)               (2,156)
    Recoveries                                         7                    62
    --------------------------------------------------------------------------
    Ending balance                               $27,066               $27,066
    ==========================================================================

Included in charge-offs for the nine months ended December 31, 1999 is $473,000 applicable to the sale of 12 loans aggregating $2.3 million, which were restructured in previous fiscal years. While these loans were all on full accrual status in accordance with their workout agreements, the sale was consummated to strengthen the Bank's overall asset quality position in the current as well as future credit cycles.

Total liabilities increased $111.8 million to $2.81 billion at December 31, 1999 from $2.69 billion at March 31, 1999. Deposits increased $8.8 million from $1.84 billion at March 31, 1999 to $1.85 billion at December 31, 1999.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


Core deposits decreased $22.2 million from $745.4 million at March 31, 1999 to $723.1 million at December 31, 1999. Excluding the impact on deposit balances from the sale of deposits during October 1999, total deposits would have increased $68.2 million and core deposits would have decreased $6.1 million between March 31 and December 31, 1999. In response to the additional need for funding arising from the strong level of loan originations, and to replace the $45.9 million of deposits sold, FHLB advances and other borrowings increased $100.0 million from $814.0 million at March 31, 1999 to $914.0 million at December 31, 1999. At December 31, 1999 and March 31, 1999 the Bank had putable borrowings totaling $375.0 million and $515.0 million, respectively. Under putable borrowings programs, in exchange for a favorable interest rate on the borrowing, the Bank grants to the creditor an option to "put" the borrowing back to the Bank at specified "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable borrowings programs the Bank obtains funds below the cost of non-putable borrowings of comparable final maturity. In exchange for this favorable funding rate, the Bank is exposed to the risk that the borrowing is put back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a borrowing at a less advantageous cost. See "Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998."

Total stockholders' equity was $223.7 million at December 31, 1999 compared to $242.7 million at March 31, 1999. The $19.0 million decrease in total stockholders' equity is comprised principally of a $16.8 million decrease in additional paid-in-capital, a $2.0 million increase in retained earnings, substantially restricted, a $2.8 million decrease in unearned stock-based compensation and a $7.1 million increase in accumulated other comprehensive loss.

During the nine months ended December 31, 1999, the Company repurchased 1,775,000 shares of its common stock at a weighted average price of $19.59 per share. The $16.8 million decrease in additional paid-in-capital was attributable principally to the removal from additional paid-in-capital of the original amount of additional paid-in-capital recorded upon the March 1996 initial issuance of the 1,775,000 shares repurchased ($9.99 per share, net of the $.01 per share credited to common stock). The $2.0 million increase in retained earnings, substantially restricted reflects the $20.6 million of net earnings for the nine months ended December 31, 1999 partially offset by the $17.0 million difference between the $10.00 per share original issuance price of the 1,775,000 shares repurchased and the weighted average price per share of $19.59 paid to repurchase the shares. The decrease in retained earnings, substantially restricted also reflects the Company's August 25, and November 23, 1999 declarations of quarterly cash dividends of $0.06 per common share paid on September and December 30, 1999 to stockholders of record September and December 1999. The $2.8 million decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP ($1.3 million) and 1996 Incentive Plan ($1.5 million). The $7.1 million increase in accumulated other comprehensive loss was attributable principally to the change in the unrealized loss, net of tax on MBS and investment securities available-for-sale.

Liquidity and Capital Resources
--------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations.
This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Effective with the quarter ended December 31, 1997 the required ratio is 4%. Prior to that the requirement was 5%. The Bank's average liquidity ratio was 5.15% for the nine months ended December

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


31, 1999. Management attempts to maintain a liquidity ratio no higher than approximately 1% above the regulatory requirement. This reflects management's strategy of investing excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank invests in corporate securities when the yields thereon are more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities. The Bancorp has invested and will from time to time continue to invest in "non-rated" corporate debt and equity securities. Investments held at the Bancorp are not subject to the OTS regulatory restrictions applicable to the Bank.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $20.0 million and $47.9 million for the nine months ended December 31, 1999 and 1998, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $631.8 million and $621.5 million for the nine months ended December 31, 1999 and 1998, respectively. Loans originated and purchased were $962.5 million and $813.0 million for the nine months ended December 31, 1999 and 1998, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $28.1 million and $408.1 million for the nine months ended December 31, 1999 and 1998, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities were $141.7 million and $319.1 million for the nine months ended December 31, 1999 and 1998, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $8.8 million and $74.2 million for the nine months ended December 31, 1999 and 1998, respectively. FHLB advances and other borrowings increased $100.0 million and $86.1 million for the nine months ended December 31, 1999 and 1998, respectively.

At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $198.1 million, or 6.58% of adjusted total assets, which is above the required level of $45.1 million, or 1.5%; core capital of $198.1 million, or 6.58 % of adjusted total assets, which is above the required level of $90.2 million, or 3.0%, and total risk-based capital of $222.2 million, or 11.27% of risk-weighted assets, which is above the required level of $157.7 million, or 8.0%.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1999 cash and short-term investments totaled $51.2 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At December 31, 1999, the Bank has $864.0 million of FHLB advances and $50.0 million of reverse repurchase agreements outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At December 31, 1999, the Bank had outstanding commitments to originate and purchase loans of $390.6 million and zero, respectively, compared to $17.7 million and zero, respectively, at December 31, 1998. At December 31, 1999, and 1998 the Company had no outstanding commitments to purchase mortgage-backed securities and other

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis
                                  (Continued)


investment securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 1999 totaled $965.0 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

Segment Reporting

The Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time, and savings deposits; real estate, business and consumer lending; ATM processing; cash management; and trust services. While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Year 2000 Readiness Disclosure

The Company undertook actions intended to permit its computer systems and other equipment to properly process and function on and after January 1, 2000. These actions were generally described in the Company's 10-Q report for the quarter ended September 30, 1999. As of February 9, 2000, neither the Company nor its major suppliers have experienced any material Year 2000 systems or equipment failures. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances may not arise, or that in the future equipment or systems which are not Year 2000 compliant may not become apparent.

The Company expended approximately $3.0 million in connection with its Year 2000 compliance efforts. Of this $3.0 million, approximately $2.1 million was for capital expenditures and approximately $900,000 was charged to expense.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
------------------------------------------------------------------

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 1999 Form 10-K, as there has been no significant changes in these disclosures during the nine months ended December 31, 1999.

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

                                       PFF BANCORP, INC.



DATED: February 9, 2000                BY:/s/ LARRY M. RINEHART
                                          -------------------------------
                                           Larry M. Rinehart
                                           President, Chief Executive Officer
                                           and Director


DATED: February 9, 2000                BY:/s/ GREGORY C. TALBOTT
                                          --------------------------------
                                           Gregory C. Talbott
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer