Form 10-K405
period 2000-03-31
PFF BANCORP INC
filed 2000-06-29
CIK 1004969

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                    For the fiscal year ended March 31, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $208,905,112, based upon the last sales price as quoted on The NASDAQ National Market for June 16, 2000.

         The number of shares of Common Stock outstanding as of June 16, 2000:
13,314,505

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held September 27, 2000 are incorporated by reference in Part III hereof.

                                      INDEX

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.    Description of Business                                            3
Item 2.    Properties                                                        39
Item 3.    Legal Proceedings                                                 40
Item 4.    Submission of Matters to a Vote of Security Holders               40

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholders' Matters                                           40
Item 6.    Selected Financial Data                                           41
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             44
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        56
Item 8.    Financial Statements and Supplementary Data                       57
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                          98

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                98
Item 11.   Executive Compensation                                            98
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                  98
Item 13.   Certain Relationships and Related Transactions                    98

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                     99

                                     PART I

FORWARD-LOOKING STATEMENTS

         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results of PFF Bancorp, Inc. (the "Bancorp") and PFF Bank & Trust (the "Bank"), (collectively referred to as the "Company") could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company's operations, markets, products and services; and other risks detailed in this Form 10-K and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

GENERAL

         The Bancorp completed its initial public offering of 19,837,500 shares of common stock on March 28, 1996, in connection with the conversion of Pomona First Federal Savings and Loan Association from the mutual to stock form of ownership (the "conversion") and the change of the Association's name to PFF Bank & Trust. The Bancorp received $198.4 million from this initial public offering before offering expenses of $4.5 million. The Bancorp utilized $105.0 million of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Bank. The Bancorp is headquartered in Pomona, California and its principal business currently consists of the operations of its wholly owned subsidiary, the Bank. The Bancorp had no operations prior to March 28, 1996, and accordingly, the results of operations prior to that date reflect only those of the Bank and its subsidiaries. At March 31, 2000, on a consolidated basis, the Company had total assets of $3.03 billion, total deposits of $1.91 billion and total stockholders' equity of $221.8 million. The Bancorp, as a unitary savings and loan holding company, and the Bank, as a federal savings bank, are subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC").

         Prior to the conversion, the Bank's historical focus had been on attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family residential mortgage loans. To a lesser extent, the Bank engaged and continues to engage in secondary market activities, the origination of multi-family mortgage loans and investment in mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMOs") and other investment securities (collectively "investment securities"). The Bank's current asset generation emphasis is on originating commercial, construction and land (primarily tract construction), commercial real estate and consumer loans (collectively the "Four-C's"). Loan sales come from loans held in the Bank's portfolio designated as being held for sale. The Bank generally retains all the servicing rights of loans sold. The Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are deposits and Federal Home Loan Bank ("FHLB") advances and other borrowings, principal and interest payments on loans, and investment securities. Scheduled payments on loans and investment securities are a relatively stable source of funds, while prepayments on loans and investment securities and deposit flows are subject to significant fluctuation. The Bank engages in trust activities through its trust department and offers certain annuity and mutual fund non-deposit investment products through a subsidiary.

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

         The Bank's primary market area is highly competitive for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from savings and loan associations, mortgage banking companies, commercial banks, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. Additionally, the Bank's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the costs of interest-bearing liabilities to the Bank are influenced by interest rates on competing investments and general market interest rates. Similarly, the Bank's loan volume and yield on loans and investment securities and the level of prepayments on loans and investment securities are affected by market interest rates, as well as additional factors affecting the supply of and demand for housing and the availability of funds.

TRUST ACTIVITIES

         In January 1995, the Bank acquired the trust operations of another bank for $3.5 million. As a result of the acquisition, the Bank now has additional fiduciary responsibilities acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not the assets of the Bank and are not included in the balance sheet of the Bank. Trust fee income for the years ended March 31, 2000 and 1999 was $2.1 million and $1.9 million, respectively. See Note 19 to the Consolidated Financial Statements.

LENDING ACTIVITIES

         Loan Portfolio Composition.  The Bank's loan portfolio consists
         --------------------------
primarily of conventional first mortgage loans secured by one-to-four family residences. At March 31, 2000, the Bank had total gross loans outstanding of $2.56 billion, of which $1.54 billion were one-to-four family residential mortgage loans, or 60% of the Bank's total gross loans. The remainder of the portfolio consisted of $85.2 million of multi-family mortgage loans, or 3% of total gross loans; $169.0 million of commercial real estate loans, or 7% of total gross loans; $517.7 million of construction and land loans, or 20% of total gross loans; consumer loans of $126.4 million or 5% of total gross loans and commercial business loans of $122.1 million or 5% of total gross loans. At March 31, 2000, approximately $2.27 billion or 89% of the Bank's total loans had adjustable interest rates of which approximately $661.0 million or 29% are indexed to the 11th FHLB District Cost of Funds Index ("COFI"), approximately $795.2 million or 35% are indexed to the one year constant maturity Treasury ("CMT") and approximately $565.1 million or 25% are indexed to Wall Street Journal Prime ("Prime"). The Bank's portfolio of adjustable rate loans includes approximately $685.9 million of loans whose rates are fixed for an initial term of three to five years prior to transitioning to a semi-annual or annually adjustable rate loan ("hybrid ARM's"). The Bank's hybrid ARM's are primarily indexed to the one year CMT.

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

                                                                          AT MARCH 31,
                                      -----------------------------------------------------------------------------
                                                2000                        1999                     1998
                                      -----------------------------------------------------------------------------
                                                       PERCENT                     PERCENT                 PERCENT
                                                         OF                         OF                       OF
                                          AMOUNT        TOTAL        AMOUNT        TOTAL       AMOUNT       TOTAL
                                      -----------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Real estate: (1)
  Residential:
    One-to-four family                $ 1,537,233        60.1%    1,482,839         66.8%    1,467,857        75.3%
    Multi-family                           85,169         3.3        87,856          4.0        97,350         5.0
  Commercial real estate                  169,010         6.6       156,474          7.0       144,035         7.4
  Construction and land                   517,659        20.2       349,119         15.7       185,225         9.5
Commercial                                122,095         4.8        74,451          3.3        12,468         0.6
Consumer                                  126,424         5.0        70,686          3.2        42,826         2.2
                                      -----------     -------     ---------      -------     -----------  --------
     Total loans, gross                 2,557,590       100.0%    2,221,425        100.0%    1,949,761       100.0%

Undisbursed loan funds                   (198,656)                 (167,042)                   (95,457)
Net premiums on loans                       1,215                     1,665                      1,114
Deferred loan origination fees, net         1,753                      (276)                    (1,101)
Allowance for loan losses                 (27,838)                  (26,160)                   (26,002)
                                      -----------                 ---------                  ---------
     Total loans, net                   2,334,064                 2,029,612                  1,828,315
Less:
Loans held for sale                        (7,362)                   (3,531)                      (701)
                                      -----------                 ---------                  ---------
     Loans receivable, net            $ 2,326,702                 2,026,081                  1,827,614
                                      ===========                 =========                  =========


                                                          AT MARCH 31,
                                      ----------------------------------------------------
                                                1997                        1996
                                      ----------------------------------------------------
                                                       PERCENT                   PERCENT
                                                         OF                        OF
                                          AMOUNT        TOTAL        AMOUNT       TOTAL
                                      ----------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Real estate: (1)
  Residential:
    One-to-four family                  1,499,858        79.4%    1,269,099         77.9%
    Multi-family                          108,896         5.8       114,477          7.0
  Commercial real estate                  137,169         7.2       148,300          9.1
  Construction and land                   113,188         6.0        76,529          4.7
Commercial                                  3,100         0.2          --             --
Consumer                                   26,931         1.4        21,853          1.3
                                      -----------     -------     ---------      -------
     Total loans, gross                 1,889,142       100.0%    1,630,258        100.0%

Undisbursed loan funds                    (38,485)                  (25,030)
Net premiums on loans                      (1,629)                     (803)
Deferred loan origination fees, net        (1,362)                   (3,384)
Allowance for loan losses                 (27,721)                  (19,741)
                                      -----------                 ---------
     Total loans, net                   1,819,945                 1,581,300
Less:
Loans held for sale                          (736)                   (6,365)
                                      -----------                 ---------
     Loans receivable, net              1,819,209                 1,574,935
                                      ===========                 =========

---------
(1) Includes loans held for sale.

         Loan Maturity.  The following table shows the contractual maturity of
         -------------
the Bank's gross loans at March 31, 2000.

                                                              AT MARCH 31, 2000
                                          ---------------------------------------------------------
                                             ONE-TO-                                   CONSTRUCTION
                                              FOUR           MULTI-     COMMERCIAL         AND
                                             FAMILY          FAMILY     REAL ESTATE       LAND
                                          ------------   -----------    -----------    -----------
                                                            (DOLLARS IN THOUSANDS)
Amounts due:
  One year or less                        $       758            808         11,213        361,517
  After one year:
    More than one year to three years          11,392            521         16,758        140,474
    More than three years to five years         2,250          3,203         16,792            277
    More than five years to ten years          17,000          5,186         60,219          8,995
    More than ten years to twenty years       142,025         49,124         61,028          5,500
    More than twenty years                  1,363,808         26,327          3,000            896
                                          -----------    -----------    -----------    -----------
      Total due after March 31, 2001        1,536,475         84,361        157,797        156,142
                                          -----------    -----------    -----------    -----------
        Total amount due                    1,537,233         85,169        169,010        517,659
  Less:
    Undisbursed loan funds                       --             --             --         (198,656)
    Net premiums on loans                       1,215           --             --             --
    Deferred loan origination fees, net         4,573           (276)          (630)        (3,035)
    Allowance for loan losses                  (3,385)          (609)        (1,445)       (12,472)
                                          -----------    -----------    -----------    -----------
        Total loans, net                    1,539,636         84,284        166,935        303,496
    Loans held for sale                        (7,362)          --             --             --
                                          -----------    -----------    -----------    -----------
        Loans receivable, net             $ 1,532,274         84,284        166,935        303,496
                                          ===========    ===========    ===========    ===========

                                                     AT MARCH 31, 2000
                                          -----------------------------------------
                                                                           TOTAL
                                                                           LOANS
                                           COMMERCIAL     CONSUMER      RECEIVABLE
                                          ------------   -----------    -----------
                                                   (DOLLARS IN THOUSANDS)
Amounts due:
  One year or less                             60,751         81,155        516,202
  After one year:
    More than one year to three years          22,564            453        192,162
    More than three years to five years        18,395            563         41,480
    More than five years to ten years          20,385          4,549        116,334
    More than ten years to twenty years          --           37,629        295,306
    More than twenty years                       --            2,075      1,396,106
                                          -----------    -----------    -----------
      Total due after March 31, 2001           61,344         45,269      2,041,388
                                          -----------    -----------    -----------
        Total amount due                      122,095        126,424      2,557,590
  Less:
    Undisbursed loan funds                       --             --         (198,656)
    Net premiums on loans                        --             --            1,215
    Deferred loan origination fees, net           131            990          1,753
    Allowance for loan losses                  (6,494)        (3,433)       (27,838)
                                          -----------    -----------    -----------
        Total loans, net                      115,732        123,981      2,334,064
    Loans held for sale                          --             --           (7,362)
                                          -----------    -----------    -----------
        Loans receivable, net                 115,732        123,981      2,326,702
                                          ===========    ===========    ===========

         The following table sets forth at March 31, 2000, the dollar amount of total gross loans receivable contractually due after March 31, 2001, and whether such loans have fixed or adjustable interest rates.

                                          DUE AFTER MARCH 31, 2001
                                     ----------------------------------
                                       FIXED    ADJUSTABLE      TOTAL
                                     ---------  ----------   ----------
                                         (DOLLARS IN THOUSANDS)

Real estate loans: (1)
  Residential:
    One-to-four family               $ 134,571   1,401,904   1,536,475
    Multi-family                         2,997      81,364      84,361
    Commercial real estate               6,969     150,828     157,797
    Construction and land                2,545     153,597     156,142
Commercial                              43,521      17,823      61,344
Consumer                                44,777         492      45,269
                                     ---------   ---------   ---------
      Total gross loans receivable   $ 235,380   1,806,008   2,041,388
                                     =========   =========   =========

     (1)  Includes loans held for sale.

         Origination, Sale, Servicing and Purchase of Loans.  The Bank's lending
         --------------------------------------------------
activities are conducted primarily by loan representatives through its 23 banking branches, its loan origination center in Rancho Cucamonga, California, a satellite loan office in Redding, California and up until March 2000 wholesale brokers approved by the Bank. During March 2000, in connection with its strategy of de-emphasizing one-to-four family residential lending in favor of a greater focus on the Four-C's, the Bank discontinued one-to-four family first trust deed residential mortgage originations through wholesale brokers. The Bank continues to originate one-to-four family first trust deed residential mortgages through internal sources. The Bank continues to originate a limited amount of equity-based consumer loans through wholesale brokers. All loans originated by the Bank, either through internal sources or through wholesale brokers, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate loans is influenced by general economic conditions affecting housing, business and consumer activities as well as the relative customer demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future levels of interest rates.

         Loan originations were $1.27 billion for fiscal 2000 compared to $987.6 million for fiscal 1999. Beginning during fiscal 1997, the Bank began reducing its emphasis on the origination of one-to-four family residential mortgage loans with a corresponding increased emphasis on the origination of the Four-C's as a means of enhancing the Bank's yield on interest-earning assets. Originations of the Four-C's aggregated $833.0 million or 66% of total originations for fiscal 2000 compared to $577.8 million or 59% of total originations for fiscal 1999. The weighted average initial contract rate on total originations was 8.25% for fiscal 2000, compared to 8.58% for fiscal 1999.

         It is the general policy of the Bank to sell substantially all of the 15 and 30-year fixed-rate mortgage loans that it originates and retain substantially all of the adjustable-rate mortgage loans that it originates. The Bank generally utilizes 10-day Federal National Mortgage Association ("FNMA") forward commitments in connection with the origination and funding of fixed-rate loans held for sale. The Bank generally retains servicing of the loans sold. At March 31, 2000, the Bank was servicing $282.9 million of loans for others. See "Loan Servicing". When loans are sold on a servicing retained basis, the Company records gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSRs") through the sale of mortgage loans which are sold with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSRs and the mortgage loans without the MSRs based on their relative fair values. MSRs are included in the financial statements in the category of "other assets." The Bank had $1.1 million and $1.2 million of MSRs as of March 31, 2000 and 1999, respectively. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. At

March 31, 2000, there were $7.4 million of mortgage loans categorized as held for sale consisting of fixed-rate one-to-four family residential mortgage loans.

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

         The following tables set forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                              FOR THE YEARS ENDED MARCH 31,
                                        -----------------------------------------
                                           2000            1999           1998
                                        -----------      ---------      ---------
                                                  (DOLLARS IN THOUSANDS)
Beginning balance(1)                    $ 2,029,612      1,828,315      1,819,945
  Loans originated:
    One-to-four family                      432,497        406,445        248,224
    Multi-family                              2,865          3,371          2,721
    Commercial real estate                   29,370         27,465         16,693
    Construction and land                   567,360        384,991        226,321
    Commercial                              140,558         89,852         19,988
    Consumer                                 95,674         75,480         43,481
                                        -----------    -----------    -----------
Total loans originated                    1,268,324        987,604        557,428
  Loans purchased                             1,560        168,395        163,045
                                        -----------    -----------    -----------
      Total                               3,299,496      2,984,314      2,540,418
Less:
  Principal payments                       (902,923)      (831,468)      (471,544)
  Sales of loans                            (25,253)       (38,829)      (163,035)
  Transfer to foreclosed real
    estate owned (REO)                       (5,793)       (14,038)       (25,274)
  Change in undisbursed loan funds          (31,614)       (71,585)       (56,972)
  Change in allowance for loan losses        (1,678)          (158)         1,719
  Other(2)                                    1,829          1,376          3,003
                                        -----------    -----------    -----------
Total loans                               2,334,064      2,029,612      1,828,315
  Loans held for sale, net                   (7,362)        (3,531)          (701)
                                        -----------    -----------    -----------
Ending balance loans receivable, Net    $ 2,326,702      2,026,081      1,827,614
                                        ===========    ===========    ===========

------------------------
(1)Includes loans held for sale.
(2)Includes net capitalization of fees and amortization of premium or accretion of discount on loans.

         One-to-Four Family Residential Mortgage Lending.  The Bank offers both
         -----------------------------------------------
fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences substantially all of which are located in the Bank's primary market area. Loan originations are obtained from the Bank's loan representatives and their contacts with the local real estate industry, existing or past customers, members of the local communities and wholesale brokers who are compensated on a fee basis. Prior to March 2000, adjustable rate loans were offered with maturities up to 40 years. Effective during March 2000, in response to interest rate risk considerations, the Bank discontinued offering 40 year maturities.

         At March 31, 2000, the Bank's one-to-four family residential mortgage loans totaled $1.54 billion or 60% of total loans. Of the $1.54 billion, 28% were classified as loans secured by non-owner-occupied properties of which 84% were second homes. Non-owner-occupied properties are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient cash flow to cover debt service and other operating expenses. Of the one-to-four family residential mortgage loans outstanding at March 31, 2000, 91% were adjustable-rate loans. The Bank's one-to-four family residential adjustable-rate mortgage loans have historically been primarily indexed to COFI. The Bank has been increasing the origination of adjustable-rate mortgage loans tied to other indices, primarily the one-year CMT index. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates that adjust monthly, semi-annually or annually. A portion of the Bank's adjustable-rate mortgage loans have introductory terms below the fully indexed rate. In underwriting such loans, the Bank qualifies the borrowers based upon the fully indexed rate. At the end of the introductory period, such loans will adjust either monthly, semi-annually or annually according to their terms. The Bank's adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan.

         The Bank currently has a number of mortgage loan programs that may be subject to negative amortization. At March 31, 2000, the outstanding principal balances of these loans totaled $377.4 million (including $21.4 million of loans serviced by others in which the Bank has purchased a participating interest), or 25% of total one-to-four family residential mortgage loans. At March 31, 2000, the total outstanding negative amortization on these loans (excluding the $21.4 million of loans serviced by others) was $1.6 million. The negative amortization is generally capped at up to 110% of the original loan amount. Negative amortization involves a greater risk to the Bank because during a period of higher interest rates the loan principal may increase above the amount originally advanced, which may increase the risk of default. However, the Bank believes that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules.

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

         Multi-Family Lending.  The Bank originates multi-family mortgage loans
         --------------------
generally secured by properties located in Southern California. As a result of declining economic conditions in its primary market area during the period of 1990 to 1995, the Bank de-emphasized the origination of multi-family loans through fiscal 1996. With the improvement in the Southern California economy, the Bank has selectively increased loan originations in this type of product. In reaching its decision on whether to make a multi-family loan, the Bank considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of at least 120-125%.

Properties securing these loans are appraised and title insurance is required on all loans. Declines in the real estate values in the Bank's primary market area as a result of adverse economic conditions during the mid 1990's resulted in an increase in the loan-to-value ratios on some mortgage loans subsequent to origination. However, most segments of the Bank's primary market area are presently experiencing strong economic conditions and real estate value appreciation.

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

          The Bank's multi-family loan portfolio at March 31, 2000 totaled $85.2 million or 3% of total gross loans. At March 31, 2000, 90% of the Bank's multi-family loans were adjustable-rate indexed to COFI. The Bank's largest multi-family loan at March 31, 2000, had an outstanding balance of $2.8 million and is secured by a 51-unit apartment complex.

          Commercial Real Estate Lending. The Bank originates commercial real
          ------------------------------
estate loans that are generally secured by properties such as small office buildings or retail facilities located in Southern California. The Bank's underwriting policies provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to thirty years and have generally been indexed to COFI. However, the Bank has begun to originate loans of this type which are indexed to the one-year CMT in an effort to diversify away from COFI indexed loan products. Competitive market factors have also prompted the Bank to originate such loans with fixed rates of interest. Terms on commercial real estate loans are generally 5 to 7 years with 25 to 30 year amortization. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service ratios of at least 120%. The largest commercial real estate loan in the Bank's portfolio at March 31, 2000 was $3.4 million and is secured by a gas station in Ontario, California. At March 31, 2000, the Bank's commercial real estate loan portfolio was $169.0 million, or 7% of total gross loans.

          Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent upon the successful operation or management of the properties, repayment of such loans may be influenced to a great extent by conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

          Construction and Land Lending. The Bank generally originates
          -----------------------------
construction loans to real estate developers and individuals in Southern California. The Bank has expanded, on a selective basis, construction lending to western states other than California. Such expansion has been undertaken with developers with whom the Bank has had long-term lending relationships. As of March 31, 2000, the Bank had construction loans outstanding for development of residential properties located in Nevada, Arizona and Oregon totaling $21.9 million, $11.5 million of which was disbursed. As of March 31, 2000, the remainder of the Bank's construction loans were for development of real estate located in California. The Bank's construction loans primarily are made to finance tract construction of one-to-four family residential properties. These loans are generally indexed to Prime, have maturities of two years or less and generally include extension options of six to eighteen months upon payment of an additional fee. The Bank's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction of commercial properties, up to 80% for multi-family properties and up to 85% for one-to-four family residences. The Bank requires an independent appraisal of the property and generally requires personal guarantees. Loan proceeds are disbursed as construction progresses and as inspections warrant. The Bank's inspectors generally visit projects twice a month to monitor the progress of construction. At March 31, 2000, the Bank had $17.7 million of land loans on which construction is not scheduled to begin within six months. All such land is planned for residential developments. The largest credit exposure in the construction loan portfolio as of March 31, 2000 consists of a $20.2 million loan for the development of 177 finished lots located in northern Los Angeles County. The aggregate disbursed balance of this loan at March 31, 2000 was $15.5 million. Repayment is to come from the release of lots into phased construction loans. The second largest loan in the Bank's construction loan portfolio at March 31, 2000 had a balance of $18.5 million, for a multi-phase residential development in San Diego County. Repayment is to come from home sales to individual home buyers. At March 31, 2000, the balance of the Bank's construction and land loan portfolio was $517.7 million (20% of total gross loans), $319.0 million of which was disbursed. At March 31, 2000 the aggregate balances of loans for the construction of properties other than one-to-four family residences was $70.3 million, $38.6 million of which was disbursed.

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

          Consumer and Other Lending. The Bank's originated consumer loans
          --------------------------
consist primarily of home equity lines of credit ($52.3 million) and secured and unsecured personal loans and lines of credit ($74.1 million). At March 31, 2000, the Bank's total consumer loan portfolio was $126.4 million or 5% of total gross loans.

          Commercial Lending. The Bank has expanded its operations to include
          ------------------
commercial business lending. The year ended March 31, 1997 was the Bank's first full year of originating commercial business loans. Total term and revolving line of credit loans in the portfolio as of March 31, 2000 were $183.4 million, $122.1 million of which was outstanding. The largest loan in the commercial portfolio is a $30.4 million term loan to an equipment leasing company specializing in the dental industry. This loan is secured by the assignment of underlying leases and equipment as well as inventory and accounts receivable and repayment is expected to come from earnings. The second largest loan is a $27.5 million commitment to another equipment leasing company. This loan is also secured by the assignment of underlying leases and equipment as well as inventory and accounts receivable and repayment is expected to come from earnings. The size of the equipment leases underlying these loans is generally in the $10,000 to $700,000 range.

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

          Loan Approval Procedures and Authority. The Board of Directors
          --------------------------------------
establishes the lending policies of the Bank and delegates lending authority and responsibility to the Loan Origination and Asset Review Committee ("LOARC"), the Management Loan Committee and specified officers of the Bank. The LOARC includes four of the six outside Directors of the Bank as well as selected senior management staff. All loans must be approved by a majority of a quorum of the designated committee, group of officers or by the designated individual. The following committees, groups of officers and individual officers are granted the authority to approve and commit the Bank to the funding of the following categories of loans: mortgage loans in amounts up to $299,999 and consumer loans in amounts up to $199,999 may be approved by the Bank's staff underwriters; mortgage loans in excess of $299,999 and up to $499,999 and consumer loans in excess of $199,999 and up to $299,999 may be approved by certain department managers; commercial business loans up to $499,999 may be approved by the Commercial Credit Administrator or Chief Lending Officer; mortgage loans in excess of $499,999 and up to $999,999 may be approved by the Major Loan Manager, the Senior Executive Vice President or Chief Lending Officer; mortgage loans in excess of $999,999 and up to $2,999,999, consumer loans in excess of $299,999 and up to $449,999 and commercial business loans in excess of $499,999 and up to $1,999,999 must be approved by the Management Loan Committee; and mortgage loans of $3.0 million or more, consumer loans in excess of $450,000 and commercial business loans of $2.0 million or more require the approval of the LOARC. The LOARC presently reviews all commercial business loans, post funding, for consistency with the Bank's goals and objectives. Since March 31, 1998 the Bank has also contracted with an independent credit review firm for the post funding review of all commercial business loans in excess of $500,000. This credit review firm is comprised of experienced former federal bank examiners. The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 2000 the Bank's limit on loans-to-one borrower was $34.0 million.

          Loan Servicing. The Bank also services mortgage loans for others. Loan
          --------------
servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain borrower insurance and tax payments are made and generally administering the loans. All of the loans currently being serviced for others are loans that have been sold by the Bank. At March 31, 2000, the Bank was servicing $282.9 million of loans for others. The Bank currently does not purchase servicing rights related to mortgage loans originated by other institutions.

          Delinquencies and Classified Assets. The Board of Directors generally
          -----------------------------------
performs a monthly review of all delinquent loans ninety days or more past due. In addition, management reviews on an ongoing basis all loans 15 or more days delinquent. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally sends the borrower a written notice of non-payment 15 days after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, the Bank will commence foreclosure proceedings against the real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the Bank generally takes possession of the real property securing the loan ("REO") and subsequently sells the property.

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

          At March 31, 2000 and 1999 the Bank had $15.9 million and $17.2 million, respectively of assets classified as Special Mention, on which there were no allowances. The main component of assets classified as Special Mention at March 31, 2000 were: 20 loans totaling $2.0 million secured by one-to-four family residences; and 10 large non-homogeneous loans (defined as loans with unpaid principal balances in excess of $500,000). The composition of the non-homogeneous loans is as follows: four commercial property loans totaling $4.8 million; one nine unit residential property loan for $600,000; one sixteen unit residential property loan for $600,000; two commercial credit loans totaling $2.0 million; and two construction loans totaling $4.6 million. At March 31, 2000, the Bank had $36.3 million of assets classified as Substandard, net of specific allowances of $1.0 million, compared to $35.9 million classified as Substandard, net of specific allowances of $3.0 million at March 31, 1999. Included in the Substandard total is a construction loan to develop 177 residential lots in a 296 home development in Castaic, California with a committed balance reported as a classified asset of $20.2 million and an actual outstanding balance of $15.5 million. This loan was classified Substandard during fiscal 2000 due to delays in construction and increased costs caused by grading problems. The Bank has an additional $12.6 million of construction loans on additional phases of this project, $8.7 million of which is disbursed as of March 31, 2000. In the aggregate, the Bank is financing the development and construction of all 296 homes in this project through phased loans totaling $32.8 million, $24.2 million of which has been disbursed as of March 31, 2000. Grading work is nearing completion and the Castaic project has progressed to the construction and sales stage with 64 homes completed and sold through May 2000. Based upon the most recent project proforma, the borrowers estimate, with which the Bank agrees, there will be approximately $3.8 million of developers profit in this project over and above all amounts to be due the Bank as well as the Bancorp (see discussion of mezzanine financing under "Real Estate") over the remaining term of the project. As a result, no specific allowance for loss has been established nor is deemed necessary. This borrower presently projects, with which the Bank agrees, this project will be completed with all homes sold by the fourth quarter of 2001. Excluding this construction loan, the Bank would have experienced a $19.9 million decrease in assets classified as Substandard, net between March 31, 1999 and 2000. Commercial real estate loans classified as Substandard decreased from 9 loans totaling $5.8 million, before specific allowances at March 31, 1999 to 2 loans totaling $3.5 million, before specific allowances at March 31, 2000.

          The Bank's present policy is generally to continue to classify a troubled-debt restructured ("TDR") loan as Substandard until the asset has performed at normal contract terms for a period of six to twelve months. Where there has been a forgiveness of principal or interest or a submarket interest rate granted, the loan is generally considered a TDR. Although the economy, in general, improved during fiscal 2000, the Bank continued to utilize early intervention and flexibility in restructuring some troubled loans with borrowers rather than foreclosing on the underlying properties. See "Non-Accrual and Past-Due Loans".

          At March 31, 2000 and 1999 there were no assets classified as Loss and only two assets for $300,000 classified as Doubtful at March 31, 2000. The composition of assets classified Substandard at March 31, 2000 and 1999 is set forth on the following page.

                                                                       AT MARCH 31, 2000
                                     ---------------------------------------------------------------------------------------
                                                 LOANS                         REO                TOTAL SUBSTANDARD ASSETS
                                     ---------------------------------------------------------------------------------------
                                                           NUMBER                        NUMBER                        NUMBER
                                      GROSS       NET       OF       GROSS      NET       OF       GROSS      NET        OF
                                     BALANCE    BALANCE(1) LOANS    BALANCE   BALANCE(1) LOANS    BALANCE   BALANCE(1) LOANS
                                     --------   ---------  ------   -------   -------   -------   -------   ---------  ------
                                                                       (DOLLARS IN THOUSANDS)
Real Estate:
  Residential:
    One-to-four family               $ 7,935    $ 7,618       70    $ 1,522   $ 1,466       15    $ 9,457   $ 9,084       85
    Multi-family                       2,071      1,713        4       --        --       --        2,071     1,713        4
  Commercial real estate               3,493      3,148        2       --        --       --        3,493     3,148        2
  Construction and land               20,430     20,430        2       --        --       --       20,430    20,430        2
                                     -------    -------    -----    -------   -------    -----    -------   -------    -----
     Sub Total                        33,929     32,909       78      1,522     1,466       15     35,451    34,375       93
Commercial                             1,959      1,959        3       --        --       --        1,959     1,959        3
                                     -------    -------    -----    -------   -------    -----    -------   -------    -----
Grand Total                          $35,888    $34,868       81    $ 1,522   $ 1,466       15    $37,410   $36,334       96
                                     =======    =======    =====    =======   =======    =====    =======   =======    =====

                                                                       AT MARCH 31, 1999
                                     ------------------------------------------------------------------------------------------
                                                 LOANS                          REO                  TOTAL SUBSTANDARD ASSETS
                                     ------------------------------------------------------------------------------------------
                                                           NUMBER                         NUMBER                         NUMBER
                                      GROSS       NET       OF       GROSS      NET        OF       GROSS      NET        OF
                                     BALANCE   BALANCE(1)  LOANS    BALANCE   BALANCE(1)  LOANS     BALANCE   BALANCE(1) LOANS
                                     --------  ---------   ------   -------   ---------   ------    -------   ---------  -----
                                                                      (DOLLARS IN THOUSANDS)
Real Estate:
  Residential:
    One-to-four family               $18,327   $17,179       144    $ 4,996    $ 4,974        56    $23,323    $22,153      200
    Multi-family                       4,038     3,249        12       --         --        --        4,038      3,249       12
  Commercial real estate               5,769     5,427         9       --         --        --        5,769      5,427        9
  Construction and land                2,448     2,213         4        767        344         1      3,215      2,557        5
                                     -------   -------     -----    -------    -------     -----    -------    -------    -----
     Sub Total                        30,582    28,068       169      5,763      5,318        57     36,345     33,386      226
                                     -------   -------     -----    -------    -------     -----    -------    -------    -----
Commercial                             2,504     2,504         9       --         --        --        2,504      2,504        9
                                     -------   -------     -----    -------    -------     -----    -------    -------    -----
Grand Total                          $33,086   $30,572       178    $ 5,763    $ 5,318        57    $38,849    $35,890      235
                                     =======   =======     =====    =======    =======     =====    =======    =======    =====

----------
(1) Net balances are reduced for specific loss allowances established against Substandard loans and REO.

          Non-Accrual and Past-Due Loans. The following table sets forth
          ------------------------------
information regarding non-accrual loans, REO and TDR loans. There were 2 TDR loans and 15 REO properties at March 31, 2000. It is the policy of the Bank to cease accruing and establish an allowance for all previously accrued but unpaid interest on loans 90 days or more past due. For the years ended March 31, 2000, 1999, 1998, 1997, and 1996, the amount of interest income that would have been recognized on non-accrual loans, if such loans had continued to perform in accordance with their contractual terms, was $466,000, $1.1 million, $1.7 million, $2.2 million, and $858,000 respectively, none of which was recognized. For the same period, the amount of interest income that would have been recognized on TDR loans, if such loans had continued to perform in accordance with their contractual terms, was $499,000, $1.0 million, $1.2 million, $1.3 million, and $1.2 million, respectively; $369,000, $887,000, $779,000, $942,000, and $891,000, of which was recognized. During the year ended March 31, 2000 and 1999, the Company's average investment in impaired loans was $13.8 million and $17.9 million, respectively and interest income recorded during these periods was $381,000 and $916,000, respectively of which $369,000 and $887,000, respectively was recorded utilizing the cash basis method of accounting. The decrease in TDR loans from $11.3 million at March 31, 1999 to $2.0 million at March 31, 2000 reflects a decrease in the number of TDR loans from 24 at March 31, 1999 to 2 at March 31, 2000.

          During March 1999, the Bank entered into an agreement to sell for $1.8 million, 12 TDR loans with principal balances aggregating $2.3 million before previously established specific allowances for losses aggregating $860,000. Upon consummation of this sale during April 1999, the TDR loans balance decreased by $2.3 million and the Bank's allowance for losses decreased by $860,000.




                                                            AT MARCH 31,
                                         ------------------------------------------------
                                           2000       1999      1998       1997    1996
                                         -------    -------   -------   -------   -------
                                                      (DOLLARS IN THOUSANDS)
Non-accrual loans:
Residential real estate
    One-to-four family                   $ 4,415     10,061    13,834    19,258    17,794
    Multi-family                            --          122       467       790     1,558
Commercial real estate                      --         --       2,717     1,331      --
Construction and land                       --          647       131     1,447     3,254
Commercial                                   243       --        --        --        --
Consumer                                     769        182        40       524       345
                                         -------    -------   -------   -------   -------
      Total                                5,427     11,012    17,189    23,350    22,951
REO, net(1)                                1,466      5,318     7,595     7,745     6,733
                                         -------    -------   -------   -------   -------
Non-performing assets                    $ 6,893     16,330    24,784    31,095    29,684
                                         =======    =======   =======   =======   =======
TDR loans                                $ 1,950     11,291    12,505    14,559    13,810
                                         =======    =======   =======   =======   =======
Classified assets, gross                 $37,354     39,058    46,758    56,462    53,702
Allowance for loan losses as a
  percent of gross loans receivable(2)      1.09%      1.18      1.33      1.47      1.21
Allowance for loan losses as a
  percent of total non-performing
  loans(3)                                512.96     237.56    151.27    118.72     86.01
Non-performing loans as a percent
  of gross loans receivable(2)(3)           0.21       0.50      0.88      1.24      1.41
Non-performing assets as a percent
  of total assets(3)                        0.23       0.56      0.88      1.23      1.48

----------
(1)  REO balances are shown net of related loss allowances.
(2) Gross loans include loans receivable held for investment and loans receivable held for sale and excludes loans held for accelerated disposition.
(3) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans.

          The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.



                                          AT MARCH 31, 2000                      AT MARCH 31, 1999
                                ---------------------------------------------------------------------------------
                                    60-89 DAYS      90 DAYS OR MORE(1)       60-89 DAYS        90 DAYS OR MORE(1)
                                ---------------------------------------------------------------------------------
                                NUMBER  PRINCIPAL   NUMBER   PRINCIPAL   NUMBER    PRINCIPAL   NUMBER   PRINCIPAL
                                  OF     BALANCE      OF      BALANCE      OF       BALANCE      OF      BALANCE
                                 LOANS  OF LOANS    LOANS    OF LOANS     LOANS    OF LOANS    LOANS    OF LOANS
                                ------- ---------   ------   ---------   -------   ---------   ------   ---------
                                                            (DOLLARS IN THOUSANDS)
One-to-four family                 16   $  1,869       35    $ 4,415        22     $ 1,837        91    $10,061
Multi-family                        1        106     --         --        --          --           1        122
Commercial real estate           --         --       --         --        --          --        --         --
Construction and land               1        990     --         --        --          --        --         --
Commercial                       --         --          1        243      --          --           1        647
Consumer                            8        226       21        769         2          41        14        182
                                -----   --------   ------    -------    ------     -------     -----    -------
  Total                            26   $  3,191       57    $ 5,427        24     $ 1,878       107    $11,012
                                =====   ========   ======    =======    ======     =======     =====    =======

                                                  AT MARCH 31, 2000
                                ---------------------------------------------------
                                      60-89 DAYS               90 DAYS OR MORE(1)
                                ---------------------------------------------------
                                NUMBER       PRINCIPAL        NUMBER      PRINCIPAL
                                 OF           BALANCE          OF          BALANCE
                                LOANS        OF LOANS         LOANS       OF LOANS
                                ------       ---------       -------      ---------
                                             (DOLLARS IN THOUSANDS)
One-to-four family                 38        $  3,774          117        $13,834
Multi-family                       --              --            3            467
Commercial real estate             --              --            5          2,717
Construction and land              --              --            1            131
Commercial                         --              --           --             --
Consumer                            5              46           16             40
                                 ----         -------         ----        -------
  Total                            43         $ 3,820          142        $17,189
                                 ====         =======         ====        =======

----------
(1) Loans 90 days or more past due are included in non-accrual loans. See "Non-Accrual and Past Due Loans."

          Allowance for Loan Losses. The allowance for loan losses is
          -------------------------
established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The Bank's allowance evaluation methodology takes into account the changing composition of the loan portfolio and the increased proportion of the portfolio comprised by the Four-C's. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable, which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the examination. At March 31, 2000, the Bank's allowance for loan losses was $27.8 million or 1.09% of gross loans and 512.96% of non-performing loans compared to $26.2 million or 1.18% of gross loans and 237.56% of non-performing loans at March 31, 1999. At March 31, 2000, the Bank had non-performing loans of $5.4 million or .21% of gross loans compared to $11.0 million or .50% of gross loans at March 31, 1999. The Bank will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate.

          During the year ended March 31, 1996, the Bank identified loans for accelerated disposition with an aggregate principal balance of $8.8 million, which resulted in a $2.7 million provision for loan losses and a charge-off of the same amount for the year ended March 31, 1996.

          The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.


                                                           FOR THE YEAR ENDED MARCH 31,
                                           ------------------------------------------------------------
                                             2000         1999         1998         1997         1996
                                           --------     --------     --------     --------     --------
                                                              (DOLLARS IN THOUSANDS)
Beginning balance                          $ 26,160       26,002       27,721       19,741       19,294
Provision for loan losses                     4,000        4,020        7,099       13,661       10,895
Charge-offs:
  Real estate:
    One-to-four family                       (1,522)      (3,361)      (7,251)      (4,190)      (5,089)
    Multi-family                               (319)        (115)        (316)        (134)      (1,635)
    Commercial real estate                     --           --           (188)        (842)         --
    Construction and land                      --            (31)      (1,012)        (313)        (589)
  Consumer                                     (549)        (372)        (343)        (303)        (422)
  Loans held for accelerated disposition       --           --           --             --       (2,716)
                                           --------     --------     --------     --------     --------
      Total                                  (2,390)      (3,879)      (9,110)      (5,782)     (10,451)
Recoveries                                       68           17          292          101            3
                                           --------     --------     --------     --------     --------
Ending balance                             $ 27,838       26,160       26,002       27,721       19,741
                                           ========     ========     ========     ========     ========
Net charge-offs to average gross
  loans outstanding                            0.11%        0.17%        0.47%        0.31%        0.64%


          The following tables set forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                                                                   AT MARCH 31,
                         ----------------------------------------------------------------------------------------------------------
                                     2000                               1999                                   1998
                         ----------------------------------------------------------------------------------------------------------
                                              PERCENT OF                         PERCENT OF                           PERCENT OF
                                                GROSS                              GROSS                                 GROSS
                                                LOANS                              LOANS                                 LOANS
                                  PERCENT OF   IN EACH              PERCENT OF    IN EACH                 PERCENT OF    IN EACH
                                  ALLOWANCE    CATEGORY TO           ALLOWANCE  CATEGORY TO               ALLOWANCE   CATEGORY TO
                                   TO TOTAL   TOTAL GROSS            TO TOTAL   TOTAL GROSS                TO TOTAL   TOTAL GROSS
                          AMOUNT  ALLOWANCE      LOANS     AMOUNT    ALLOWANCE     LOANS      AMOUNT      ALLOWANCE      LOANS
                         -------  ----------  -----------  -------  ----------  -----------   -------     ----------  -----------
                                                              (DOLLARS IN THOUSANDS)
One-to-four family       $ 3,453    12.40%     60.10%      $ 5,721    21.87%      66.75%      $10,766        41.40%      75.28%
Multi-family                 783     2.81       3.33         2,026     7.74        3.95         3,133        12.05        4.99
Commercial real estate     1,593     5.72       6.61         2,048     7.83        7.04         3,898        14.99        7.39
Construction and land     12,186    43.78      20.24         8,911    34.06       15.72         4,454        17.13        9.50
Commercial                 6,367    22.88       4.94         2,761    10.56        3.36         3,024        11.63        0.64
Consumer                   3,455    12.41       4.78         4,690    17.93        3.18           473         1.82        2.20
Unallocated                    1       --         --             3     0.01          --           254         0.98          --
                         -------  -------     ------       -------   ------     -------      --------     --------     -------
Total allowance for
  loan losses            $27,838   100.00%    100.00%      $26,160   100.00%     100.00%      $26,002       100.00%     100.00%
                         =======  =======     ======       =======   ======     =======      ========     ========     =======

                                                   AT MARCH 31,
                         --------------------------------------------------------------------
                                     1997                               1996
                         --------------------------------------------------------------------
                                              PERCENT OF                          PERCENT OF
                                                GROSS                                GROSS
                                                LOANS                                LOANS
                                  PERCENT OF   IN EACH               PERCENT OF     IN EACH
                                  ALLOWANCE   CATEGORY TO             ALLOWANCE   CATEGORY TO
                                   TO TOTAL   TOTAL GROSS             TO TOTAL    TOTAL GROSS
                         AMOUNT   ALLOWANCE     LOANS       AMOUNT   ALLOWANCE       LOANS
                         -------  ----------  -----------  -------   ----------   -----------
                                                    (DOLLARS IN THOUSANDS)
One-to-four family       $13,841    49.93%     79.39%      $ 9,687      49.07%       77.85%
Multi-family               3,410    12.30       5.77         3,468      17.57         7.02
Commercial real estate     4,648    16.77       7.26         3,116      15.78         9.10
Construction               4,103    14.80       5.99         2,413      12.22         4.69
Commercial                    56     0.20       0.16            --         --           --
Consumer                   1,586     5.72       1.43           730       3.70         1.34
Unallocated                   77     0.28         --           327       1.66           --
                         -------  -------    -------       -------    -------      -------
Total allowance for
    loan losses          $27,721   100.00%    100.00%      $19,741     100.00%      100.00%
                         -------  -------    -------       -------    -------      -------

REAL ESTATE

         At March 31, 2000, the Company had $1.5 million of REO and $4.9 million of real estate acquired for investment ("REI"), net of allowances. If the Bank acquires any REO, it is initially recorded at fair value. If there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to obtain an appraisal on all REO at the time of possession.

         Prior to fiscal 1999, REI consisted of a former branch facility and land acquired for a new branch site, which the Bank subsequently decided to not pursue, and a security interest in 26 lots held for development through the Bank's service corporation. The former branch facility was disposed of during the year ended March 31, 1996 and the security interest in the 26 lots paid in full in February 1999. The Bank is currently exploring opportunities for sale of the land originally acquired for the new branch site. During fiscal 1999, the Bancorp provided "mezzanine" financing for three residential real estate development projects. The three projects are being undertaken by developers with whom the Bank has had a long history of successful construction lending activities. The largest loan was $6.0 million on a project for lot development and construction of 296 single-family homes in the city of Castaic located in northern Los Angeles County. At March 31, 2000 and 1999, the balance of this loan was $3.9 million and $4.0 million, respectively. This loan is subordinated to $32.8 million in development and phased construction loans made by the Bank on this project, $24.2 million of which has been disbursed as of March 31, 2000. The Bancorp expects this loan to be repaid along with all associated profits by December 2001. (See "Delinquencies and Classified Assets".) The second loan was $1.7 million for a project for development of 56 lots in a new master-planned community in southeastern San Bernardino County. This loan was made in March 1999 and has been paid down to $423,000 at March 31, 2000. The developer of this project is not related to nor affiliated with the first project noted. This loan is subordinated to three loans of the Bank totaling $4.5 million with a net balance of $2.8 million. The Bank also has a loan commitment of $13.6 million outstanding to an unrelated developer for infrastructure improvements (e.g. flood control channels, etc.) in connection with this master-planned community. The Bancorp expects this loan to be repaid in full, along with the associated profits by September 2000. The third loan was for $112,000 to provide a short term escrow deposit on a property in Ventura County. This loan was paid down to $36,000 during fiscal 2000. As of March 31, 2000 all of these mezzanine loans provided for a preferential return to the Bancorp of between 10.00% and 30.25% per annum on the outstanding balance of the Bancorp's investment. As of March 31, 2000 the Bancorp was accounting for these loans as direct investments in real estate and as such was deferring all profit in excess of its cost of capital until its principal was paid down by funds received from third party buyers of finished lots or homes. During the years ended March 31, 1999 and 2000, the Company recognized profit of $246,000 and zero on these financings. Pursuant to an OTS interpretation of regulations regarding transactions with affiliates, during April 2000 the Bancorp restructured the loan on the project in northern Los Angeles County. The restructuring, which was prompted by regulatory considerations and not by any concerns over full realizability of the principal or original expected return, reduced the Bancorp's expected return from Prime +21.5% to Prime +4.0%. During April 2000, again for regulatory compliance purposes, the Bancorp sold its loan on the project in southeastern San Bernardino County to an unrelated third party. Upon sale, the Bancorp realized a gain of $144,000. No restructuring is required for the Ventura and Riverside Counties loans.

         The following table sets forth certain information with regard to the Bank's REO and REI.

                                                     AT MARCH 31,
                                  --------------------------------------------------
                                    2000      1999       1998       1997      1996
                                  -------   -------    -------    -------    -------
                                                 (DOLLARS IN THOUSANDS)
REO
---
Properties acquired in
  settlement of loans(REO)        $ 1,466     5,763      8,198      8,074     11,495
Allowance for losses                 --        (445)      (603)      (329)    (4,762)
                                  -------   -------    -------    -------    -------
  REO, net                          1,466     5,318      7,595      7,745      6,733
                                  -------   -------    -------    -------    -------

REI
---
Properties wholly owned               558       558        731      1,113        911
Mezzanine real estate
  financing                         4,370     5,813       --         --         --
Allowance for losses                 --        --         --         --         --
                                  -------   -------    -------    -------    -------
  REI, net                          4,928     6,371        731      1,113        911
                                  -------   -------    -------    -------    -------
Total real estate, net            $ 6,394    11,689      8,326      8,858      7,644
                                  =======   =======    =======    =======    =======


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

         The investment policy of the Bank, as established by the Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate or credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and MBS and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. On November 4, 1998 the OTS issued Thrift Bulletin 73 ("TB73") "Trust Preferred Securities" which, among other things, limits the aggregate investment in investment grade trust preferred securities for OTS supervised institutions to 15 percent of total capital. At the time TB73 was issued, the Bank's aggregate investment in such securities of $52.4 million, exceeded the OTS limitation by $23.0 million. The Bank applied for and was granted a waiver by the OTS permitting the Bank to continue to hold its trust preferred securities. At March 31, 2000, the Bank's aggregate investment in trust preferred securities is $43.5 million which represents 22% of the Bank's total capital.

         The investment powers of the Bancorp are substantially broader than those permitted for the Bank. The investment policy of the Bancorp as established by its Board of Directors, while generally consistent with that of the Bank, permits the investment by the Bancorp in equity securities and non-rated corporate debt obligations. At March 31, 2000, the Bancorp had direct equity investments (excluding REI) of $6.5 million, investments in equity mutual funds of $3.2 million and investments in non-rated corporate debt obligations (trust preferred debt securities) of $4.8 million. Given the non-rated nature of the Bancorp's investments in trust preferred debt securities along with the longer-term (typically 30 years) structure of the obligations, the Bancorp undertakes a review of the historical and current financial condition and operating results of the issuer prior to making an investment. These reviews are updated periodically during the holding periods for the investments.

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

         At March 31, 2000, the Company had $92.8 million in investment securities consisting primarily of investment grade corporate and U.S. agency securities including $34.1 million of U.S. agency securities that are callable at par by the issuers at specified dates prior to maturity. The Company invests in such callable securities when the yields to each call date and to final maturity exceed those available from comparable term and credit quality non-callable securities by amounts which management deems sufficient to compensate the Company for the call options inherent in the securities. The Company's MBS portfolio consists of adjustable-rate securities tied to the one-year CMT (45% of the portfolio), or six-month LIBOR (1% of the portfolio), seasoned fixed-rate securities (14% of the portfolio) and five and seven year balloon securities (40% of the portfolio). At March 31, 2000, the carrying value of the Company's MBS portfolio totaled $381.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at March 31, 2000 and March 31, 1999." All of the Company's MBS were insured or guaranteed by either the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

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

         The Company's Collateralized Mortgage Obligations (CMO) portfolio consists principally of adjustable rate securities tied to the one or three month LIBOR or the Prime rate. The adjustment intervals for these securities are generally monthly. All of the Company's $85.7 million CMO portfolio is backed by mortgages insured by FNMA or FHLMC. As with MBS, CMOs involve a risk that actual levels of prepayments will require an adjustment to the amortization of any premium or accretion of any discounts on the security with an adverse impact on the yield on the security. Additionally, the structure of many CMOs is such that their cash flows exhibit greater sensitivity to changes in prepayments than do traditional MBS.

         The following table sets forth certain information regarding the carrying and fair values of the Company's mortgage-backed securities at the dates indicated.

                                                           AT MARCH 31,
                               ---------------------------------------------------------------
                                       2000                  1999                 1998
                               ---------------------------------------------------------------
                               CARRYING    FAIR      CARRYING     FAIR    CARRYING     FAIR
                                VALUE      VALUE       VALUE      VALUE     VALUE      VALUE
                               --------   --------   --------   --------  ---------   --------
                                                 (DOLLARS IN THOUSANDS)
Held-to-maturity:
  FHLMC                        $   --         --          556        560      1,373      1,375
                               --------   --------   --------   --------   --------   --------
    Total held-to-maturity         --         --          556        560      1,373      1,375
                               --------   --------   --------   --------   --------   --------

Available-for-sale:
  GNMA                           14,879     14,879     19,650     19,650     35,094     35,094
  FHLMC                         111,830    111,830    158,475    158,475    137,706    137,706
  FNMA                          254,568    254,568    347,435    347,435    308,820    308,820
                               --------   --------   --------   --------   --------   --------
    Total available-for-sale    381,277    381,277    525,560    525,560    481,620    481,620
                               --------   --------   --------   --------   --------   --------
      Total                    $381,277    381,277    526,116    526,120    482,993    482,995
                               ========   ========   ========   ========   ========   ========


         The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities at the dates indicated.

                                                                 AT MARCH 31,
                                         ---------------------------------------------------------
                                                2000                1999                1998
                                         ---------------------------------------------------------
                                         CARRYING   FAIR    CARRYING    FAIR    CARRYING    FAIR
                                          VALUE     VALUE     VALUE     VALUE     VALUE     VALUE
                                         -------   -------   -------   -------   -------   -------
                                                          (DOLLARS IN THOUSANDS)
Held-to-maturity:
  U.S. government and
    federal agency obligations           $   701       719       709       716       714       725
                                         -------   -------   -------   -------   -------   -------
Total held-to-maturity                       701       719       709       716       714       725
                                         -------   -------   -------   -------   -------   -------

Available-for-sale:
  FHLMC non-cumulative preferred stock      --        --        --        --       5,768     5,768
  Corporate debt securities               48,315    48,315    57,765    57,765    17,359    17,359
  Equity securities
    Direct                                 3,770     3,770     5,370     5,370     6,239     6,239
    Mutual funds                           1,663     1,663     1,780     1,780     7,490     7,490
  U.S. government and federal agency
     obligations                          34,062    34,062    17,472    17,472    56,052    56,052
                                         -------   -------   -------   -------   -------   -------
Total available-for-sale                  87,810    87,810    82,387    82,387    92,908    92,908
                                         -------   -------   -------   -------   -------   -------

      Total                              $88,511    88,529    83,096    83,103    93,622    93,633
                                         =======   =======   =======   =======   =======   =======

         The following table sets forth certain information regarding the carrying and fair values of the Company's collateralized mortgage obligations at the dates indicated.

                                                                 AT MARCH 31,
                                        ---------------------------------------------------------
                                                2000                1999               1998
                                        ---------------------------------------------------------
                                        CARRYING   FAIR     CARRYING   FAIR    CARRYING    FAIR
                                         VALUE     VALUE     VALUE     VALUE     VALUE     VALUE
                                        -------   -------   -------   -------   -------   -------
                                                        (DOLLARS IN THOUSANDS)
Available-for-sale:
  Collateralized mortgage obligations
    FHLMC                               $58,254    58,254    70,359    70,359   130,818   130,818
    FNMA                                 27,399    27,399    32,341    32,341    92,684    92,684
                                        -------   -------   -------   -------   -------   -------
      Total                             $85,653    85,653   102,700   102,700   223,502   223,502
                                        =======   =======   =======   =======   =======   =======

         The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed securities, investment securities and collateralized mortgage obligations as of March 31, 2000. Table presented represents stated maturities and does not reflect scheduled principal payments.

                                                                 AT MARCH 31, 2000
                                            ----------------------------------------------------------
                                                                    MORE THAN ONE     MORE THAN FIVE
                                             ONE YEAR OR LESS    YEAR TO FIVE YEARS YEARS TO TEN YEARS
                                            -------------------------- --------------------------- ---
                                                       WEIGHTED           WEIGHTED            WEIGHTED
                                            CARRYING   AVERAGE   CARRYING AVERAGE   CARRYING  AVERAGE
                                              VALUE     YIELD     VALUE    YIELD      VALUE    YIELD
                                            --------   -------   -------- -------   --------  --------
                                                                 (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
  Available-for-sale
    FHLMC                                   $  6,279      7.97%  $ 31,417    7.22%  $ 12,875      7.05%
    FNMA                                         929      6.50    101,081    7.38      9,741      7.18
    GNMA                                        --         --          65    8.84        --        --
                                            --------      ----   --------    ----   --------      ----
Total mortgage-backed securities            $  7,208      7.78%  $132,563    7.34%  $ 22,616      7.11%
                                            ========      ====   ========    ====   ========      ====

Investment securities:
  Held-to-maturity:
    U.S. government and Federal agency
      obligations                           $    701      6.28%$      --      -- %       --        --
                                            --------      ----   --------    ----   --------      ----
  Total held-to-maturity                         701      6.28        --      --         --        --
                                            --------      ----   --------    ----   --------      ----
  Available-for-sale:
    Corporate debt securities                   --         --         --      --         --        --
    Equity securities
      Direct (1)                                --         --         --      --         --        --
      Mutual funds (1)                          --         --         --      --         --        --
    U.S. government and federal agency
      obligations                               --         --      34,062    7.37        --        --
                                            --------      ----   --------    ----   --------      ----
  Total available-for-sale                      --         --      34,062    7.37        --        --
                                            --------      ----   --------    ----   --------      ----

Total investment securities                 $    701      6.28%  $ 34,062    7.37%       --        --
                                            ========      ====   ========    ====   ========      ====

Collateralized mortgage obligations:
  Available-for-sale
    FHLMC                                       --         --         --      --         --        --
    FNMA                                        --         --         --      --         --        --
                                            --------      ----   --------    ----   --------      ----
Total collateralized mortgage obligations       --         --         --      --         --        --
                                            ========      ====   ========    ====   ========      ====

                                                        AT MARCH 31, 2000

                                            ----------------------------------------
                                               MORE THAN TEN
                                                    YEARS              TOTAL
                                            ----------------------------------------
                                                        WEIGHTED            WEIGHTED
                                            CARRYING    AVERAGE  CARRYING   AVERAGE
                                             VALUE       YIELD    VALUE      YIELD
                                            --------   --------  --------   -------
Mortgage-backed securities
  Available-for-sale
    FHLMC                                   $ 61,258      6.82%  $111,829    7.02%
    FNMA                                     142,817      6.87    254,568    7.08
    GNMA                                      14,815      7.17     14,880    7.18
                                            --------     -----   --------   -----
Total mortgage-backed securities            $218,890      6.88%  $381,277    7.07%
                                            ========     =====   ========   =====

Investment securities:
  Held-to-maturity:
    U.S. government and Federal agency
      obligations                           $   --         -- %   $   701    6.28%
                                            --------     -----    -------   -----
  Total held-to-maturity                        --         --         701    6.28
                                            --------     -----   --------   -----
  Available-for-sale:
    Corporate debt securities                 48,315      7.27     48,315    7.27
    Equity securities
      Direct (1)                               3,770      2.44      3,770    2.44
      Mutual funds (1)                         1,663    (10.33)     1,663  (10.33)
    U.S. government and federal agency
      obligations                               --         --      34,062    7.37
                                            --------     -----   --------   -----
  Total available-for-sale                    53,748      6.54     87,810    6.86
                                            --------     -----   --------   -----

Total investment securities                 $ 53,748      6.54%  $ 88,511    6.85%
                                            ========     =====   ========   =====

Collateralized mortgage obligations
  Available-for-sale
    FHLMC                                   $ 58,254      7.30%  $ 58,254    7.30%
    FNMA                                      27,399      7.27     27,399    7.27
                                            --------     -----   --------   -----
Total collateralized mortgage obligations   $ 85,653      7.29%  $ 85,653    7.29%
                                            ========     =====   ========   =====

----------
(1) "Yield" derived from unrealized change in market value of equity securities is not included in totals for purposes of the calculation of weighted average yield on the portfolio here or on average balance sheets in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SOURCES OF FUNDS

         General. Deposits, loan repayments and prepayments, proceeds from sales
         -------
of loans, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank's funds for lending, investing and other general purposes.

         Deposits. The Bank offers a variety of deposit accounts with a range of
         --------
interest rates and terms. The Bank's deposits consist of passbook accounts, NOW and other demand accounts, money market savings accounts and certificate accounts. The terms of the fixed-rate certificate accounts offered by the Bank vary from 90 days to five years and the offering rates are established by the Bank on a weekly basis. Once an account is established, no additional amounts are permitted to be deposited in fixed-rate accounts. The Bank also presently offers or has recently offered a number of variable rate certificates whose rates are indexed to COFI or the one year CMT. Additions are permitted prior to maturity for certain of the Bank's variable rate accounts. The Bank also offers a 12 month step-up certificate account that permits additions and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At March 31, 2000, the Bank had $1.01 billion of certificate accounts maturing in less than one year. The Bank expects to retain a substantial portion of these maturing dollars. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

         During the fourth quarter of fiscal 1998, the Bank opened a wholesale deposit operation (Money Desk) through its Telebanking Center. The Bank's Money Desk solicited deposits directly from individual and institutional investors. During the fourth quarter of fiscal 1999, the Bank made the decision to discontinue its Money Desk effective April 6, 1999 due to the availability of alternative, cost-effective sources of funds, including retail deposit growth and FHLB advances. At March 31, 2000, the Bank's certificate accounts include $8.3 million generated through the Money Desk. The weighted average interest rate on these deposits is 5.91%.

         The following table presents the deposit activity of the Bank for the periods indicated.

                                              FOR THE YEAR ENDED MARCH 31,
                                              2000        1999      1998
                                           --------------------------------
                                               (DOLLARS IN THOUSANDS)
Net deposits (withdrawals)                 $ 16,047      24,561    (49,543)
Sale of branch deposits                     (45,859)       --         --
Interest credited on deposit accounts        92,808      78,153     79,318
                                           --------    --------   --------
      Total increase in deposit accounts   $ 62,996     102,714     29,775
                                           ========    ========   ========

         At March 31, 2000, the Bank had $361.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                          WEIGHTED
   MATURITY PERIOD                         AMOUNT       AVERAGE RATE
--------------------------------------------------------------------
                                            (DOLLARS IN THOUSANDS)
Three months or less                      $114,044             5.76%
Over three through six months              110,609             5.70
Over six through 12 months                  87,435             5.86
Over 12 months                              49,067             5.82
                                          --------
      Total                               $361,155             5.77
                                          ========

         The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                FOR THE YEAR ENDED MARCH 31,
                                          ------------------------------------------------------------------
                                                           2000                            1999
                                          ------------------------------------------------------------------
                                                         PERCENT                         PERCENT
                                                         OF TOTAL  WEIGHTED              OF TOTAL   WEIGHTED
                                            AVERAGE      AVERAGE   AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                            BALANCE     DEPOSITS    YIELD     BALANCE    DEPOSITS    YIELD
                                          ------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
Passbook accounts                         $  141,103       7.6%    2.24%   $  147,702       8.3%    2.31%
Money market savings accounts                401,394      21.6     4.39       290,917      16.3     4.51
NOW accounts                                 141,708       7.7     0.96       133,102       7.5     0.96
Non-interest bearing accounts                 71,044       3.8      --         55,028       3.1      --
                                          ----------     -----    ----     ----------     -----     ----
    Total                                    755,249      40.7     2.93       626,749      35.2     2.84

Certificate accounts:
  Variable-rate certificates of deposit       30,790       1.6     4.93        31,788       1.8     4.98
  Step-up certificates of deposit             55,206       3.0     4.75        76,681       4.3     5.12
  Less than 6 months                         108,842       5.9     5.76        47,040       2.7     4.61
  6 through 11 months                        279,592      15.0     5.07       290,462      16.3     5.22
  12 though 23 months                        458,097      24.7     5.08       533,774      30.0     5.43
  24 months through 47 months                 98,429       5.3     5.42        83,834       4.7     5.67
  48 months or greater                        68,356       3.7     5.56        85,498       4.8     5.84
  Other(1)                                     1,942       0.1     6.02         4,122       0.2     6.19
                                          ----------     -----     ----    ----------     -----     ----
    Total certificate accounts             1,101,254      59.3     5.19     1,153,199      64.8     5.35
                                          ----------     -----     ----    ----------     -----     ----
      Total average deposits              $1,856,503     100.0%    4.27%   $1,779,948     100.0%    4.47%
                                          ==========     =====     ====    ==========     =====     ====



                                           FOR THE YEAR ENDED MARCH 31,
                                          --------------------------------
                                                         1998
                                          --------------------------------
                                                        PERCENT
                                                        OF TOTAL  WEIGHTED
                                            AVERAGE     AVERAGE   AVERAGE
                                            BALANCE     DEPOSITS   YIELD
                                          --------------------------------
                                               (DOLLARS IN THOUSANDS)

Passbook accounts                         $  162,874       9.5%    2.58%
Money market savings accounts                193,146      11.2     4.13
NOW accounts                                 126,244       7.4     0.96
Non-interest bearing accounts                 33,054       1.9      --
                                          ----------     -----     ----
    Total                                    515,318      30.0     2.60

Certificate accounts:
  Variable-rate certificates of deposit       26,852       1.6     5.03
  Step-up certificates of deposit            126,123       7.3     5.50
  Less than 6 months                          49,145       2.9     4.60
  6 through 11 months                        234,850      13.7     5.41
  12 though 23 months                        581,927      33.9     5.66
  24 months through 47 months                 76,129       4.4     5.68
  48 months or greater                        96,835       5.6     5.82
  Other(1)                                    10,128        .6     5.93
                                          ----------     -----     ----
    Total certificate accounts             1,201,989      70.0     5.55
                                          ----------     -----     ----
      Total average deposits              $1,717,307     100.0%    4.67%
                                          ==========     =====     ====



(1) Includes $31,000, $152,000 and $328,000 as of March 31, 2000, 1999 and 1998,
respectively of certificates of deposit which were acquired in connection with various acquisitions of branch offices from other institutions.

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2000.

                                        PERIOD TO MATURITY FROM MARCH 31, 2000                              AT MARCH 31,
                -------------------------------------------------------------------------------------------------------------------
                  LESS THAN       ONE TO       TWO TO       THREE TO     FOUR TO      MORE THAN
                  ONE YEAR       TWO YEARS   THREE YEARS   FOUR YEARS   FIVE YEARS   FIVE YEARS    2000         1999        1998
                -------------------------------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
0.00 to 4.00%   $      276           10            1         --           --           --            287          501          702
4.01 to 5.00%      197,153        7,294        2,755        3,723        1,257         --        212,182      498,901       60,740
5.01 to 6.00%      603,193       77,867       31,971        5,350       12,947          174      731,502      571,844    1,035,511
6.01 to 7.00%      205,021       10,017        4,767          274        3,055          207      223,341       28,690       81,086
7.01 to 8.00%         --             27         --           --           --           --             27          161          349
8.01 to 9.00%         --           --           --           --           --           --           --           --           --
Over 9.01%            --           --           --           --           --           --           --            127          127
                ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

      Total     $1,005,643       95,215       39,494        9,347       17,259          381    1,167,339    1,100,224    1,178,515
                ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

         FHLB Advances and Other Borrowings. The Bank utilizes FHLB advances and
         ----------------------------------
reverse repurchase agreements as alternative sources of funds to retail deposits. These borrowings are collateralized by mortgage-backed securities, investment securities and collateralized mortgage obligations and, in the case of certain FHLB advances, certain of the Bank's mortgage loans and secondarily by the Bank's investment in the capital stock of the FHLB. See "Regulation and Supervision-Federal Home Loan Bank System". The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and FHLB.

         At March 31, 2000, the Bank had outstanding FHLB advances and other borrowings of $884.0 million at a weighted average cost of 6.02% secured by GNMA, FNMA and FHLMC MBS, CMOs and other investment securities. The original terms of the FHLB advances and other borrowings outstanding at March 31, 2000, range from 1 year to 10 years. The Bank expects to continue to utilize FHLB advances and other borrowings including reverse repurchase agreements as secondary sources of funds to deposit liabilities. FHLB advances and other borrowings are utilized to balance the differential net cash flows arising from loan and deposit activities and as a primary funding vehicle for the Bank's investment in MBS and other investment securities. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account.

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

                                                             AT OR FOR THE
                                                         YEARS ENDED MARCH 31,
                                                   -------------------------------
                                                     2000        1999        1998
                                                   -------------------------------
                                                        (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding                      $792,778     855,197    601,078
  Maximum amount outstanding at any
    month-end during the year                       884,000     949,000    790,086
  Balance outstanding at end of year (1)            884,000     764,000    735,886
  Weighted average interest rate during the year       5.63%       5.57       5.87
  Weighted average interest rate end of year           6.02        5.37       5.70

Reverse repurchase agreements:
  Average balance outstanding                      $ 43,750      50,000     50,000
  Maximum amount outstanding at any
    month-end during the year                        50,000      50,000     50,000
  Balance outstanding at end of year (1)               --        50,000     50,000
  Weighted average interest rate during the year       5.87%       5.87       5.87
  Weighted average interest rate end of year           --          5.87       5.87

----------
(1) Included in the balance of FHLB advances outstanding at March 31, 2000 are putable borrowings of $255.0 million with initial put dates ranging from May 2000 to February 2003. The weighted average term to maturity for these putable borrowings is 34 months and the weighted average term to first put date is 10 months.

SUBSIDIARY ACTIVITIES

         Pomona Financial Services, Inc. ("PFS"), a California corporation, is a
         -------------------------------
wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporations described below and acts as trustee under deeds of trusts. For the year ended March 31, 2000, PFS had net earnings of $72,000.

         PFF Financial Services, Inc. ("PFFFS"), a California corporation, is a
         ---------------------------
wholly owned subsidiary of PFS. Prior to July 1994, PFFFS operated as an agency selling various personal and business insurance policies strictly as an adjunct to the Bank's traditional thrift business. As part of the Bank's strategy to diversify the products and services it offers and restructure its balance sheet, a decision was made to expand the role of PFFFS. In July 1994, PFFFS was authorized to sell fixed annuities to the Bank's customers through the Bank's branches. In August 1995, PFFFS was further authorized to offer variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. In addition, PFFFS is working with vendors of other insurance products, such as auto, home and life insurance, to further expand the products and services offered to the Bank's customers and members of the local community. For the year ended March 31, 2000, PFFFS had net earnings of $159,000.

         Diversified Services, Inc. ("DSI"), a California corporation, is a
         -------------------------
wholly owned subsidiary of PFS. DSI had historically participated as an investor in residential real estate projects. DSI may consider additional real estate activities as market conditions warrant. For the year ended March 31, 2000, DSI had minimal activity and net earnings of $1,000.

PERSONNEL

         As of March 31, 2000, the Bank had 454 full-time employees and 124 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. See Item 11 "Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.


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

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 2000, the Bank met each of its capital requirements and it is anticipated that the Bank would not be subject to the interest rate risk component.

         The following table presents the Bank's capital position at March 31, 2000.

                                                      ACTUAL    REQUIRED
                    ACTUAL    REQUIRED    EXCESS    PERCENTAGE  PERCENTAGE
                  --------------------------------------------------------
                                 (DOLLARS IN THOUSANDS)

Tangible          $204,638     45,368    159,270       6.77%       1.50
Core (Leverage)    204,638    120,981     83,657       6.77        4.00
Risk-based         226,857    164,937     61,920      11.00        8.00


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

         In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. During 1999, Financing Corporation payments for SAIF members approximated 6.00 basis points, while BIF members paid approximately 1.00 basis points. As of January 1, 2000, the BIF and SAIF have equal sharing of FICO payments.

         The Bank's assessment rate for fiscal 2000 ranged from 2.1 to 6.1 basis points and the premium paid for this period was $727,000 all of which was paid towards the Financing Corporation bonds. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

         LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 2000, the Bank's limit on loans to one borrower was $34.0 million. At March 31, 2000, the Bank's largest aggregate outstanding balance of loans was $26.8 million to a single family tract developer.

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

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2000, the Bank maintained 78.68% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule effective in fiscal 1999 established three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeded all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations, the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution, or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, institutions in a holding company structure must still give advance notice to the OTS of the capital distribution. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determined that the distribution would be an unsafe or unsound practice. At March 31, 2000, the Bank was a Tier 1 Bank.

         LIQUIDITY. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement was 4% at March 31, 2000, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at March 31, 2000 was 4.42%, which exceeded the applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 2000 totaled $435,000.

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

         RECENT DEVELOPMENTS. On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 became law. The Modernization Act contains new financial privacy provisions that will generally prohibit financial institutions, including the Company and the Bank, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Modernization Act also allows, among other things, for bank holding companies meeting certain management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than were previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies. The Modernization Act further allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

         Because the Modernization Act permits banks, securities firms and insurers to combine and to offer a wide variety of financial products and services, many of these resulting companies will be larger and have more resources than the Company. Should these companies choose to compete directly with the Company in its target markets, the Company's results of operations could be adversely impacted.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal

Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement was $1.40 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         General. The Company reports its income on a fiscal year basis using
         -------
the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The Company files federal income tax returns on a consolidated basis. The Bank has been audited by the IRS through the 1990 tax year and the California Franchise Tax Board through the 1985 tax year and for the 1993 tax year. The statute of limitations has closed for all tax years for both IRS and California Franchise Tax Board purposes through the 1993 tax year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

         Tax Bad Debt Reserve. Formerly, savings institutions such as the Bank
         --------------------
which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions , which additions could, within specified formula limits, be deducted in arriving at taxable income. The Bank's deduction with respect to "qualifying loans," ( generally loans secured by certain interests in real property), could be computed using a percentage based on the Bank's actual loss experience, (the "experience method"), or a percentage equal to eight percent of the Bank's taxable income before such deduction (the "percentage of taxable income method"). Each year the Bank selected the more favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

         Pursuant to the Small Business Job Protection Act of 1996 (the "Act"), Congress repealed the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. The Bank changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Bank does not have applicable excess reserves subject to recapture. However, the Bank's tax bad debt reserve balance of approximately $25.3 million (as of March 31, 2000) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to shareholders that would result in recapture of any portion of its bad debt reserves. These reserves would also be subject to recapture if the Bank fails to qualify as a "bank" for federal income tax purposes.

         Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986,
         ---------------------------------
as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1996 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. The Company does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

         Dividends Received Deduction and Other Matters. The Company may exclude
         ----------------------------------------------
from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company will not file a consolidated tax return, except that if the Company owns more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

         State of California. The California franchise tax rate applicable to
         -------------------
the Company equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Company); however, the total tax rate cannot exceed 10.84%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six-year weighted average loss experience method. The Bancorp and its California subsidiary file California state franchise tax returns on a combined basis. Assuming that the holding company form of organization is continued to be utilized, the Bancorp, as a savings and loan holding company commercially domiciled in California, will generally be treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously.

         Delaware Taxation. As a Delaware holding company not earning income in
         -----------------
Delaware, the Bancorp is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES.
-------------------

         As of March 31, 2000, PFF Bank & Trust was conducting its business through 23 banking branches, two trust offices (one of which is domiciled in one of the Bank's branch banking buildings), a regional loan center, a satellite loan office, a human resources and training center, plus one executive administrative building and one records center.

         The executive offices for the Bank and the Bancorp are located at 350 South Garey Avenue, Pomona, California.

         Of the 23 banking branches, sixteen of the buildings and the land on which they are located are owned, one building is owned on leased land, and six buildings and the land on which they are located are leased. The separate trust office, the administrative office and land on which they are located are leased. The regional loan center and the land on which it is located are owned and the satellite loan office is leased. The human resources and training center and the records center and land occupied by them are owned.

         As of March 31, 2000, the net book value of owned real estate including the branch located on leased land totaled $16.9 million. The net book value of leased offices was $2.5 million. The net book value of furniture, fixtures and electronic data processing equipment was $5.3 million.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

         The Common Stock of PFF Bancorp, Inc. is traded over-the-counter on the NASDAQ National Market under the symbol "PFFB." The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of PFF Bancorp, Inc. common stock. As of March 31, 2000, there were approximately 5,200 holders of the Common Stock of the Company, which includes the approximate number of shares held in street name.

                                     HIGH          LOW       CLOSING
                                 -----------------------------------
Year Ended March 31, 2000
    First Quarter                $   19.75        15.38        18.75
    Second Quarter                   21.38        18.81        20.63
    Third Quarter                    23.75        19.25        19.38
    Fourth Quarter                   19.75        13.50        15.50

Year Ended March 31, 1999
    First Quarter                $   21.38        17.75        18.63
    Second Quarter                   19.63        11.50        15.25
    Third Quarter                    16.13        10.75        16.00
    Fourth Quarter                   18.63        15.25        17.50


         The Company initiated a cash dividend program on its Common Stock during the fiscal year ended March 31, 2000. Dividend activity was as follows:

                                                                        Amount
          Record Date                     Payment Date                per share
       ------------------------------------------------------------------------
       September 15, 1999                 September 30, 1999               $.06
       December 15, 1999                  December 30, 1999                $.06
       March 15, 2000                     March 31, 2000                   $.06


         The Company neither paid nor declared any dividends prior to September 1999.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------
          The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the consolidated financial statements of the Company and notes thereto - See Item 8
- "Financial Statements and Supplementary Data".

                                                                          AT MARCH 31,
                                                 --------------------------------------------------------------
                                                     2000         1999         1998         1997        1996
                                                 --------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)

SELECTED BALANCE SHEET DATA:

Total assets                                     $3,034,023    2,935,980    2,812,384    2,535,767    2,008,139
Investment securities held-to-maturity                  701          709          714       15,718       25,652
Investment securities available-for-sale             87,810       82,387       92,908       63,210        4,982
Mortgage-backed securities held-to-maturity            --            556        1,373        5,490        7,134
Mortgage-backed securities available-for-sale       381,277      525,560      481,620      486,009      125,588
Collateralized mortgage obligations
   available-for-sale                                85,653      102,700      223,502       24,437        4,950
Collateralized mortgage obligations
  held-to-maturity                                     --           --           --            472        2,374
Trading securities                                    4,318        4,271         --           --           --
Investment in real estate                             4,928        6,371          731        1,113          911
Loans held for sale                                   7,362        3,531          701          736        6,015
Loans receivable, net(1)                          2,326,702    2,026,081    1,827,614    1,819,209    1,574,935
Deposits                                          1,906,534    1,843,538    1,740,824    1,711,049    1,682,073
FHLB advances and other borrowings                  884,000      814,000      785,886      530,000       19,722
Stockholders' equity, substantially restricted      221,831      242,665      254,278      265,526      289,071


                            (continued on next page)

                                                            FOR THE YEAR ENDED MARCH 31,
                                           ------------------------------------------------------------
                                              2000         1999         1998        1997         1996
                                           ------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED OPERATING DATA:

Interest income                            $ 215,328      206,955      191,368     168,515      136,173
Interest expense                             126,539      130,356      118,517      99,306       87,556
                                           ---------    ---------    ---------   ---------    ---------
Net interest income                           88,789       76,599       72,851      69,209       48,617
Provision for loan losses                      4,000        4,020        7,099      13,661       10,895
                                           ---------    ---------    ---------   ---------    ---------
Net interest income after provision
  for loan losses                             84,789       72,579       65,752      55,548       37,722
Non-interest income                           17,252       15,548       14,280      10,227        8,139
Non-interest expense:
  General and administrative expense          55,506       54,960       51,560      49,381       40,475
  SAIF recapitalization assessment              --           --           --        10,900         --
  Foreclosed real estate operations, net        (278)         (45)         473        (325)       1,670
                                           ---------    ---------    ---------   ---------    ---------
Total non-interest expense                    55,228       54,915       52,033      59,956       42,145
                                           ---------    ---------    ---------   ---------    ---------
Earnings before income taxes                  46,813       33,212       27,999       5,819        3,716
Income taxes                                  20,215       14,208       12,019       3,087        1,651
                                           ---------    ---------    ---------   ---------    ---------
Net earnings                               $  26,598       19,004       15,980       2,732        2,065
                                           =========    =========    =========   =========    =========
Basic earnings per share (2)               $    2.20         1.37         1.00        0.15          N/A
                                           =========    =========    =========   =========    =========
Diluted earnings per share (2)             $    2.02         1.29         0.95        0.15          N/A
                                           =========    =========    =========   =========    =========


                            (continued on next page)

                                                                        AT OR FOR THE YEAR ENDED MARCH 31,
                                                      ----------------------------------------------------------------
                                                             2000         1999          1998         1997       1996
                                                      ----------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
PERFORMANCE RATIOS (3):
  Return on average assets                                   0.90%         0.64         0.60         0.12         0.11
  Return on average equity                                  11.91          7.92         6.07         0.96         1.86
  Average equity to average assets                           7.54          8.08         9.87        12.10         5.88
  Equity to total assets at end of period                    7.31          8.27         9.04        10.47        14.39
  Net interest spread (4)                                    2.83          2.47         2.41         2.52         2.51
  Effective interest spread (5)                              3.10          2.71         2.82         3.05         2.66
  Average interest-earning assets to
    average interest-bearing liabilities                   106.22        105.16       108.98       112.04       103.17
  Efficiency ratio (6)                                      52.34         59.64        59.18        62.16        71.31
  General and administrative expense
    to average assets                                        1.87          1.85         1.93         2.10         2.14
REGULATORY CAPITAL RATIOS (3)(7):
  Tangible capital                                           6.77          6.95         7.10         8.46        10.53
  Core capital                                               6.77          6.95         7.10         8.46        10.53
  Risk-based capital                                        11.00         12.52        14.17        16.54        20.93
ASSET QUALITY RATIOS (3):
  Non-performing loans as a percent of gross loans
    receivable (8)(9)                                        0.21          0.50         0.88         1.24         1.41
  Non-performing assets as a percent
    of total assets (9)                                      0.23          0.56         0.88         1.23         1.48
  Allowance for loan losses as a
    percent of gross loans receivable (8)                    1.09          1.18         1.33         1.47         1.21
  Allowance for loan losses as a
    percent of non-performing loans (9)                    512.96        237.56       151.27       118.72        86.01
  NUMBER OF FULL-SERVICE CUSTOMER FACILITIES                   23            24           23           23           22
  LOAN ORIGINATIONS                                    $1,268,324       987,604      557,428      499,667      265,210

----------
(1) The allowances for loan losses at March 31, 2000, 1999, 1998, 1997, and 1996 were $27.8 million, $26.2 million, $26.0 million, $27.7 million, and $19.7 million, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------------------------

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

          One measure of the Company's exposure to interest rate risk is shown in the following table which sets forth the repricing frequency of its major assets and liabilities as of March 31, 2000. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, and the scheduled principal payments and estimated prepayments. Repricing of liabilities are based upon the contractual maturities, estimated decay rates for passbook, NOW and other demand accounts and money market savings accounts ("core deposits"), and the earliest repricing opportunity for variable and floating rate instruments. The Company also had $255.0 million of putable borrowings on the balance sheet as of March 31, 2000 that are assumed to reprice at their contractual final maturity. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used, or if actual experience differed from that assumed.

                                                                             MARCH 31, 2000
                                                  ---------------------------------------------------------------------
                                                                MORE THAN 3     MORE THAN 6   MORE THAN 12   MORE THAN 3
                                                  3 MONTHS      MONTHS TO 6     MONTHS TO 12  MONTHS TO 3    YEARS TO 5
                                                   OR LESS        MONTHS          MONTHS        YEARS          YEARS
                                                  ---------------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash, investment securities,
    collateralized mortgage obligations
    and FHLB stock (1)                            $   81,009         1,197          2,333          8,596         44,918
  Loans and mortgage-backed securities: (1)
    Mortgage-backed securities                        42,697        44,832         74,302        145,491         47,314
    Loans receivable, net                          1,247,967       264,433        226,789        297,308        216,275
                                                  ----------    ----------     ----------     ----------     ----------
     Total loans and mortgage-backed securities    1,290,664       309,265        301,091        442,799        263,589
                                                  ----------    ----------     ----------     ----------     ----------
     Total interest-earning assets                 1,371,673       310,462        303,424        451,395        308,507
  Non-interest earning assets                           --            --             --             --             --
                                                  ----------    ----------     ----------     ----------     ----------
     Total assets                                 $1,371,673       310,462        303,424        451,395        308,507
                                                  ==========    ==========     ==========     ==========     ==========

Interest-bearing liabilities:
  Fixed maturity deposits                         $  407,972       344,220        255,038        133,120         26,607
  Core deposits (2)                                   44,853        44,854         89,708        268,982        135,827
                                                  ----------    ----------     ----------     ----------     ----------
     Total deposits                                  452,825       389,074        344,746        402,102        162,434
  Borrowings (3)                                     279,000       130,000        300,000        175,000           --
                                                  ----------    ----------     ----------     ----------     ----------
     Total interest-bearing liabilities              731,825       519,074        644,746        577,102        162,434
  Non-interest bearing liabilities                      --            --             --             --             --
  Equity                                                --            --             --             --             --
                                                  ----------    ----------     ----------     ----------     ----------
     Total liabilities and stockholders' equity   $  731,825       519,074        644,746        577,102        162,434
                                                  ==========    ==========     ==========     ==========     ==========
Interest sensitivity gap                          $  639,848      (208,612)      (341,322)      (125,707)       146,073
Cumulative interest sensitivity gap               $  639,848       431,236         89,914        (35,793)       110,280
Cumulative interest sensitivity gap as a
  percentage of total assets                           21.09%        14.21           2.96          (1.18)          3.63
Cumulative interest-earning assets as a
  percentage of cumulative interest-
  bearing liabilities                                 187.43        134.47         104.74          98.55         104.18

                                                               MARCH 31, 2000
                                                  --------------------------------------
                                                  MORE THAN 5                    FAIR
                                                     YEARS          TOTAL        VALUE
                                                  --------------------------------------
Interest-earning assets:
  Cash, investment securities,
    collateralized mortgage obligations
    and FHLB stock (1)                               125,038       263,091      256,822
  Loans and mortgage-backed securities: (1)
    Mortgage-backed securities                        26,641       381,277      372,898
    Loans receivable, net                             81,292     2,334,064    2,312,019
                                                  ----------    ----------   ----------
     Total loans and mortgage-backed securities      107,933     2,715,341    2,684,917
                                                  ----------    ----------   ----------
     Total interest-earning assets                   232,971     2,978,432    2,941,739
  Non-interest earning assets                         55,591        55,591       55,591
                                                  ----------    ----------   ----------
     Total assets                                    288,562     3,034,023    2,997,330
                                                  ==========    ==========   ==========

Interest-bearing liabilities:
  Fixed maturity deposits                                382     1,167,339    1,162,400
  Core deposits (2)                                  154,971       739,195      739,195
                                                  ----------    ----------   ----------
     Total deposits                                  155,353     1,906,534    1,901,595
  Borrowings (3)                                        --         884,000      883,055
                                                  ----------    ----------   ----------
     Total interest-bearing liabilities              155,353     2,790,534    2,784,650
  Non-interest bearing liabilities                    21,658        21,658       21,658
  Equity                                             221,831       221,831      221,831
                                                  ----------    ----------   ----------
     Total liabilities and stockholders' equity      398,842     3,034,023    3,028,139
                                                  ==========    ==========   ==========
Interest sensitivity gap                              77,618       187,898
Cumulative interest sensitivity gap                  187,898
Cumulative interest sensitivity gap as a
  percentage of total assets                            6.19
Cumulative interest-earning assets as a
  percentage of cumulative interest-
  bearing liabilities                                 106.73

----------
(1) Based upon contractual maturities, repricing date, and forecasted principal payments assuming normal amortization and, where applicable prepayments.

(2)  Assumes annual decay rates ranging from 20%-33%.

(3)  Putable borrowings are presented based upon their first put date.

          The Company's one year GAP at March 31, 2000, was 2.96% (i.e., more interest earning assets reprice within one year than interest-bearing liabilities); this compares with 14.35% at March 31, 1999. The decrease in the Company's one-year repricing GAP between March 31, 1999 and 2000 is attributable, in part, to decreasing prepayment speeds on mortgages, the origination of hybrid ARM's, the origination of mortgage loans with 40-year terms to maturity, and a change in the presentation of putable FHLB advances from the contractual maturity date as of March 31, 1999 to reporting as of the next put date as of March 31, 2000 due to the increase in interest rates during fiscal 2000 increasing the probability that the puts will be exercised.

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

          The Company forecasts its net interest income for the next twelve months, and its NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this "base case" has been established, the Company subjects its balance sheet to instantaneous and sustained rate changes of 100, 200, and 300 basis points to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. The model then re-forecasts net interest income and NPV. The table below indicates the results of the Company's internal modeling of its balance sheet as of March 31, 2000. Once again, it should be noted that the internal calculation of the Company's sensitivity to interest rate changes would vary substantially if different assumptions were used, or if the Company's response to changes in interest rates included changes in the structure of its balance sheet.

                                                   PERCENTAGE CHANGE
                                             --------------------------------
            CHANGE IN INTEREST RATES         NET INTEREST       NET PORTFOLIO
               (IN BASIS POINTS)              INCOME(1)            VALUE(2)
            -----------------------------------------------------------------
                      200                       (8.4)%             (14.5)%
                      100                       (2.1)               (6.3)
                     (100)                       0.4                 2.7
                     (200)                       0.1                 3.7


(1) This percentage change represents the impact to net interest income for the period from April 1, 2000 through March 31, 2001 assuming the Company does not change the structure of its balance sheet.

(2) This percentage represents the NPV of the Company assuming no changes to the balance sheet.

          Although the GAP table indicates the Company's net interest income should perform better in a rising rate environment, results from the asset/liability simulation model indicate that yield compression would occur decreasing net interest income over the next twelve months. These results reflect the impact rising rates would have in decreasing prepayments, assets encountering periodic and lifetime caps and other factors that are not included in the GAP table.

          The OTS produces an analysis of the Bank's interest rate risk using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports. The results of the OTS model may vary from the Bank's internal model primarily due to differences between assumptions utilized in the Bank's internal model and the OTS model, including estimated loan market rates, prepayment rates, reinvestment rates and deposit decay rates. As of March 31, 2000, the Bank's sensitivity measure, as calculated by the OTS, was a negative 2.77%. This represents an increase in sensitivity of 125 basis points from the March 31, 1999 results.

AVERAGE BALANCE SHEETS

          The following table sets forth certain information relating to the Company for the years ended March 31, 2000, 1999, and 1998. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees that are considered adjustments to yields.

                                                                                       YEAR ENDED MARCH 31,
                                                           -------------------------------------------------------------------------
                                                                             2000                               1999
                                                           -------------------------------------------------------------------------
                                                                                       AVERAGE                           AVERAGE
                                                            AVERAGE                    YIELD/   AVERAGE                  YIELD/
                                                            BALANCE       INTEREST      COST    BALANCE     INTEREST      COST
                                                           ---------------------------------------------------------------------
                                                                                      (DOLLARS IN THOUSANDS)
ASSETS:

  Interest-earning assets:
    Interest-earning deposits and short-term investments   $   35,688    $   1,656      4.64%   $   40,037  $   1,921     4.80%
    Investment securities, net                                 92,208        5,935      6.44       102,626      6,633     6.46
    Mortgage-backed securities, net                           437,549       27,910      6.38       596,185     37,471     6.29
    Collateralized mortgage obligations, net                   92,637        5,893      6.36       167,538     10,209     6.09
    Loans receivable, net                                   2,162,492      171,618      7.94     1,872,869    148,013     7.90
    FHLB stock                                                 43,752        2,316      5.29        47,778      2,708     5.67
                                                           ----------    ---------              ----------   --------
        Total interest-earning assets                       2,864,326      215,328      7.52     2,827,033    206,955     7.32
    Non-interest-earning assets                                98,750                              139,799
                                                                                                ----------
        Total assets                                       $2,963,076                           $2,966,832
                                                           ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Passbook accounts                                      $  141,103        3,156      2.24    $  147,702      3,405     2.31
    Money market savings accounts                             401,394       17,649      4.40       290,917     13,131     4.51
    NOW and other demand deposit accounts                     212,752        1,366      0.64       188,130      1,293     0.69
    Certificate accounts                                    1,101,254       57,149      5.19     1,153,199     61,705     5.35
                                                           ----------    ---------              ----------  ---------
        Total                                               1,856,503       79,320      4.27     1,779,948     79,534     4.47
    FHLB advances and other borrowings                        836,528       47,195      5.64       905,197     50,711     5.60
    Other                                                       3,563           24      0.67         3,101        111     3.58
                                                           ----------    ---------              ----------  ---------
        Total interest-bearing liabilities                  2,696,594      126,539      4.69     2,688,246    130,356     4.85
                                                                         ---------                          ---------
    Non-interest-bearing liabilities                           43,157                               38,729
                                                           ----------                           ----------
        Total liabilities                                   2,739,751                            2,726,975
  Stockholders' equity                                        223,325                              239,857
                                                           ----------                           ----------

        Total liabilities and stockholders' equity         $2,963,076                           $2,966,832
                                                           ==========                           ==========

Net interest income                                                      $  88,789                             76,599
                                                                         =========                          =========

Net interest spread                                                                     2.83                              2.47
Effective interest spread                                                               3.10                              2.71
Ratio of interest-earning assets to interest-
  bearing liabilities                                          106.22%                              105.16%

                                                           ------------------------------------
                                                                            1998
                                                           ------------------------------------
                                                                                       AVERAGE
                                                           AVERAGE                      YIELD/
                                                           BALANCE       INTEREST      COST
                                                           ------------------------------------
ASSETS:

  Interest-earning assets:
    Interest-earning deposits and short-term investments   $   30,158   $   1,590        5.27%
    Investment securities, net                                 52,971       3,594        6.78
    Mortgage-backed securities, net                           489,562      33,167        6.77
    Collateralized mortgage obligations, net                  126,924       8,337        6.57
    Loans receivable, net                                   1,853,686     142,815        7.70
    FHLB stock                                                 30,911       1,865        6.03
                                                           ----------   ---------      ------
        Total interest-earning assets                       2,584,212     191,368        7.41
    Non-interest-earning assets                                85,842
                                                           ----------
        Total assets                                       $2,670,054
                                                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Passbook accounts                                      $  162,874       4,205        2.58
    Money market savings accounts                             193,146       7,981        4.13
    NOW and other demand deposit accounts                     159,298       1,214        0.76
    Certificate accounts                                    1,201,989      66,755        5.55
                                                           ----------   ---------
        Total                                               1,717,307      80,155        4.67
    FHLB advances and other borrowings                        651,078      38,233        5.87
    Other                                                       2,910         129        4.43
                                                           ----------   ---------
        Total interest-bearing liabilities                  2,371,295     118,517        5.00
                                                                        ---------
    Non-interest-bearing liabilities                           35,318
                                                           ----------
        Total liabilities                                   2,406,613
  Stockholders' equity                                        263,441
                                                           ----------
        Total liabilities and stockholders' equity         $2,670,054
                                                           ==========
Net interest income                                                     $  72,851
                                                                        =========
Net interest spread                                                                      2.41
Effective interest spread                                                                2.82
Ratio of interest-earning assets to interest-
  bearing liabilities                                          108.98%

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

                                                                          YEAR ENDED MARCH 31, 2000
                                                                                 COMPARED TO
                                                                          YEAR ENDED MARCH 31, 1999
                                                         --------------------------------------------------------
                                                                             INCREASE (DECREASE)
                                                                                   DUE TO
                                                         ----------------------------------------------------
                                                                                  RATE/
                                                          VOLUME      RATE       VOLUME      NET      VOLUME
                                                         ----------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Interest-earning deposits and short-term investments   $  (209)        (63)         7       (265)       521
  Investment securities, net                                (673)        (27)         2       (698)     3,369
  Mortgage-backed securities, net                         (9,970)        558       (149)    (9,561)     7,224
  Collateralized mortgage obligations, net                (4,564)        449       (201)    (4,316)     2,668
  Loans receivable, net                                   22,889         620         96     23,605      1,478
  FHLB stock                                                (228)       (179)        15       (392)     1,018
                                                         -------      ------      -----     ------     ------
      Total interest-earning assets                        7,245       1,358       (230)     8,373     16,278
                                                         -------      ------      -----     ------     ------

INTEREST-BEARING LIABILITIES:
  Passbook accounts                                         (152)       (101)         4       (249)      (392)
  Money market savings accounts                            4,987        (340)      (129)     4,518      4,040
  NOW and other demand deposit accounts                      169         (85)       (11)        73        220
  Certificate accounts                                    (2,779)     (1,860)        83     (4,556)    (2,710)
  FHLB advances and other borrowings                      (3,847)        358        (27)    (3,516)    14,923
  Other                                                       17         (90)       (14)       (87)         8
                                                         -------      ------      -----     ------     ------
      Total interest-bearing liabilities                  (1,605)     (2,118)       (94)    (3,817)    16,089
                                                         -------      ------      -----     ------     ------
      Change in net interest income                      $ 8,850       3,476       (136)    12,190        189
                                                         =======      ======      =====     ======     ======

                                                             YEAR ENDED MARCH 31, 1999
                                                                    COMPARED TO
                                                             YEAR ENDED MARCH 31, 1998
                                                         ---------------------------------
                                                             INCREASE (DECREASE) DUE TO
                                                         ---------------------------------
                                                                         RATE/
                                                           RATE        VOLUME        NET
                                                         ---------------------------------
INTEREST-EARNING ASSETS:
  Interest-earning deposits and short-term investments       (143)        (47)        331
  Investment securities, net                                 (170)       (160)      3,039
  Mortgage-backed securities, net                          (2,397)       (523)      4,304
  Collateralized mortgage obligations, net                   (603)       (193)      1,872
  Loans receivable, net                                     3,682          38       5,198
  FHLB stock                                                 (113)        (62)        843
                                                         --------    --------    --------
      Total interest-earning assets                           256        (947)     15,587
                                                         --------    --------    --------

INTEREST-BEARING LIABILITIES:
  Passbook accounts                                          (450)         42        (800)
  Money market savings accounts                               737         373       5,150
  NOW and other demand deposit accounts                      (119)        (22)         79
  Certificate accounts                                     (2,439)         99      (5,050)
  FHLB advances and other borrowings                       (1,758)       (687)     12,478
  Other                                                       (25)         (1)        (18)
                                                         --------    --------    --------
      Total interest-bearing liabilities                   (4,054)       (196)     11,839
                                                         --------    --------    --------
      Change in net interest income                         4,310        (751)      3,748
                                                         ========    ========    ========

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2000 AND
MARCH 31, 1999
--------------------------------------------------------------------------------

GENERAL
-------

          The Company reported net earnings of $26.6 million for fiscal 2000 compared to net earnings of $19.0 million for fiscal 1999. The improvement in operating results between fiscal 2000 and fiscal 1999 was attributable principally to an increase in net interest income from $76.6 million for fiscal 1999 to $88.8 million for fiscal 2000 attributable to expansion of net interest rate spread coupled with growth in average interest-earning assets and an increase in non-interest income from $15.5 million for fiscal 1999 to $17.3 million for fiscal 2000 driven principally by a $1.5 million gain on branch sale during fiscal 2000.

INTEREST INCOME
---------------

          Interest income for fiscal 2000 was $215.3 million compared to $207.0 million for fiscal 1999, an increase of $8.4 million or 4%. The increase in interest income between fiscal 1999 and fiscal 2000 was attributable to a $37.3 million increase in average interest-earning assets from $2.83 billion for fiscal 1999 to $2.86 billion for fiscal 2000 and a 20 basis point increase in the yield on average interest-earning assets from 7.32% for fiscal 1999 to 7.52% for fiscal 2000.

          The increase in average interest-earning assets between fiscal 1999 and fiscal 2000 was comprised principally of a $289.6 million increase in the average balance of loans receivable, net from $1.87 billion for fiscal 1999 to $2.16 billion for fiscal 2000 partially offset by a $244.0 million decrease in the aggregate average balance of investment securities, MBS and CMOs from $866.3 million for fiscal 1999 to $622.4 million for fiscal 2000.

          During mid-fiscal 1999, the Company undertook a strategy of reducing its wholesale leverage (investment securities, MBS and CMOs funded with FHLB advances and other borrowings). This strategy was undertaken in connection with an increased focus by the Company on enhancing its net interest spread and achieving an earnings stream and balance sheet comprised to a greater extent by the Four-C's on the asset side and core deposits on the liability side. Strong loan origination volumes of the Four-C's have provided an investment alternative for the Company which is preferential to investment securities, MBS and CMOs and is consistent with its long term strategic objectives. The average yield on loans receivable, net increased 4 basis points from 7.90% for fiscal 1999 to 7.94% for fiscal 2000 reflecting the Bank's increased emphasis on the origination of the Four-C's. The disbursed balance of the Four-C's averaged $628.2 million or 29% of average total loans receivable, net during fiscal 2000 compared to $370.0 million or 20% for fiscal 1999.

          The level of prepayments of higher yielding residential mortgage loans declined in Fiscal 2000. This decline resulted in a decrease in the amortization of premiums paid on loans purchased. This premium amortization, net of discount accretion, amounted to $501,000 or a 2 basis point reduction in yield on loans receivable, net for fiscal 2000 compared to $2.3 million or a 13 basis point reduction in yield for fiscal 1999. At March 31, 2000, the Bank's weighted average carrying value of loans purchased from others as a percentage of outstanding principal balance was 101.6%.

          The average yield on investment securities was 6.44% for fiscal 2000 compared to 6.46% for fiscal 1999. The slight decrease in the yield on investment securities between fiscal 1999 and fiscal 2000 was attributable in part to the maturation of older, higher yielding securities. Consistent with the Company's strategy of reducing wholesale leverage, maturing securities were not replaced. Discount accretion net of premium amortization on investment securities of $93,000 for fiscal 2000 and $46,000 for fiscal 1999 increased the yield on investment securities by 10 basis points and 4 basis points for fiscal 2000 and 1999, respectively. The average yield on MBS increased from 6.29% for fiscal 1999 to 6.38% for fiscal 2000. This increase in yield on MBS was attributable in part to an increase in the general level of interest rates during fiscal 2000, particularly the one year CMT index to which 45% of the Company's MBS portfolio is tied. The CMT index increased from 4.72% at March 31, 1999 to 6.30% at March 31, 2000. Premium amortization net of discount accretion on MBS of $1.3 million for fiscal 2000 and $3.1 million for fiscal

1999 decreased the yield on MBS by 26 basis points and 52 basis points for fiscal 2000 and 1999, respectively. The average yield on CMOs increased from 6.09% for fiscal 1999 to 6.36% for fiscal 2000. The increase in yield on CMOs was attributable to an increase in one month LIBOR, to which 33% of the Company's CMO portfolio is tied, from 4.93% at March 31, 1999 to 6.13% at March 31, 2000. Premium amortization on CMOs of $139,000 for fiscal 2000 and $708,000 for fiscal 1999 decreased the yield on CMOs by 15 basis points and 43 basis points for fiscal 2000 and 1999, respectively. The weighted average cost basis of the investment securities, MBS and CMOs held by the Company at March 31, 2000 was 99.18 percent of par value.

INTEREST EXPENSE
----------------

         Interest expense for fiscal 2000 was $126.5 million compared to $130.4 million for fiscal 1999, a decrease of $3.8 million or 3%. The decrease in interest expense between fiscal 1999 and fiscal 2000, was due to a 16 basis point decrease in the average cost of interest-bearing liabilities from 4.85% for fiscal 1999 to 4.69% for fiscal 2000 partially offset by an $8.3 million increase in average interest-bearing liabilities from $2.69 billion for fiscal 1999 to $2.70 billion for fiscal 2000. The increase in the average balance of interest-bearing liabilities was comprised of a $76.6 million increase in the average balance of deposits from $1.78 billion for fiscal 1999 to $1.86 billion for fiscal 2000 partially offset by a $68.7 million decrease in the average balance of FHLB advances and other borrowings from $905.2 million for fiscal 1999 to $836.5 million for fiscal 2000. The $76.6 million increase in the average balance of deposits during fiscal 2000 is net of $45.9 million of deposits sold during the fiscal year. The average cost of deposits decreased from 4.47% for fiscal 1999 to 4.27% for fiscal 2000. Contributing to the decrease in the average cost of deposits was a $128.5 million increase in the average balance of core deposits from $626.7 million for fiscal 1999 to $755.2 million for fiscal 2000. The average cost of FHLB advances and other borrowings was 5.64% for fiscal 2000 compared to 5.60% for fiscal 1999.

PROVISION FOR LOAN LOSSES
-------------------------

          Provision for loan losses was $4.0 million for both fiscal 1999 and 2000. The consistency in provision for loan losses between fiscal 1999 and 2000 reflects the relationship between two factors. The Bank is experiencing improvement in its overall level of asset quality and has assessed an improvement in general economic conditions and property valuations in its market area. At the same time, the Bank's emphasis on the Four-C's is resulting in a change in the overall risk profile of the Bank's loan portfolio. Non-performing loans were $5.4 million or 0.21% of gross loans receivable at March 31, 2000 compared to $11.0 million or 0.50% of gross loans receivable at March 31, 1999. The allowance for loan losses was $27.8 million or 1.09% of gross loans receivable at March 31, 2000 compared to $26.2 million or 1.18% of gross loans receivable at March 31, 1999.

NON-INTEREST INCOME
-------------------

          Non-interest income was $17.3 million for fiscal 2000 compared to $15.5 million for fiscal 1999, an increase of $1.7 million or 11%. The increase between fiscal 1999 and fiscal 2000 was attributable principally to a $1.5 million gain on branch sale during fiscal 2000. Deposit and related fees were $9.1 million for fiscal 2000 compared to $8.6 million for fiscal 1999. Trust fees were $2.1 million for fiscal 2000 compared to $1.9 million for fiscal 1999. Gain (loss) on sales of assets was $(1.0) million for fiscal 2000 compared to $698,000 for fiscal 1999. The $1.0 million loss for fiscal 2000 includes a $995,000 writedown of a marketable equity security deemed to be other than temporarily impaired. The increase in loan and servicing fees from $2.8 million for fiscal 1999 to $3.5 million for fiscal 2000 is attributable, in part, to a $445,000 prepayment fee received on a commercial loan during fiscal 2000. The net gain from trading activity was $1.7 million for fiscal 2000 compared to $569,000 for fiscal 1999.

NON-INTEREST EXPENSE
--------------------
         Non-interest expense was $55.2 million for fiscal 2000 compared to $54.9 million for fiscal 1999, an increase of $313,000 or 1%.

         General and administrative expense was $55.5 million or 1.87% of average assets for fiscal 2000 compared to $55.0 million or 1.85% of average assets for fiscal 1999. Compensation and benefits expense increased $1.5 million from $28.0 million for fiscal 1999 to $29.5 million for fiscal 2000. Included in compensation and benefits expense are non-cash charges of $3.1 million and $2.1 million associated with the Bank's ESOP and 1996 Incentive Plan. Occupancy and equipment expense was $11.7 million for fiscal 2000 compared to $12.1 million for fiscal 1999. The $408,000 decrease in occupancy and equipment expense between fiscal 1999 and fiscal 2000 was attributable principally to a reduction in expenditures and reduced depreciation. The $930,000 decrease in other non-interest expense from $10.2 million for fiscal 1999 to $9.2 million for fiscal 2000 was due primarily to a $433,000 reduction in office supplies and expense resulting from renegotiation and consolidation of telecommunications services.

INCOME TAXES
------------

         Income taxes were $20.2 million for fiscal 2000 compared to $14.2 million for fiscal 1999. The effective income tax rate for fiscal 2000 was 43.2% compared to an effective rate of 42.8% for fiscal 1999.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND MARCH 31, 1999
----------------------------------------------------------------------

         Total assets at March 31, 2000 were $3.03 billion compared to $2.94 billion at March 31, 1999 an increase of $98.0 million or 3%. Loans receivable, net increased $300.6 million from $2.03 billion at March 31, 1999 to $2.33 billion at March 31, 2000. Loan originations were $1.27 billion for fiscal 2000 compared to $987.6 million for fiscal 1999. The increase in originations between fiscal 1999 and 2000 is due to an increase in the origination of the Four-C's from $577.8 million for fiscal 1999 to $833.0 million for fiscal 2000, reflecting the Bank's emphasis on these areas of lending. The weighted average initial contract rate for total loan originations was 8.25% for fiscal 2000, compared to 8.58% for fiscal 1999. Investment securities available-for-sale increased $5.4 million from $82.4 million at March 31, 1999 to $87.8 million at March 31, 2000. MBS available-for-sale decreased $144.3 million from $525.6 million at March 31, 1999 to $381.3 million at March 31, 2000. CMOs available-for-sale decreased $17.0 million from $102.7 million at March 31, 1999 to $85.7 million at March 31, 2000. The decrease in FHLB stock from $50.3 million at March 31, 1999 to $44.6 million at March 31, 2000 reflects a $10.2 million redemption of shares partially offset by $4.4 million in stock dividends.

         Total liabilities at March 31, 2000 were $2.81 billion compared to $2.69 billion at March 31, 1999, an increase of $118.9 million or 4%. Total deposits of the Bank were $1.91 billion at March 31, 2000 compared to $1.84 billion at March 31, 1999. The $63.0 million increase in total deposits during fiscal 2000 is net of the $45.9 million of deposits sold. FHLB advances and other borrowings were $884.0 million at March 31, 2000 compared to $814.0 million at March 31, 1999.

         Total stockholders' equity decreased $20.8 million from $242.7 million at March 31, 1999 to $221.8 million at March 31, 2000. The $20.8 million decrease is comprised principally of a $19.2 million decrease in additional paid-in-capital partially offset by a $3.9 million decrease in unearned stock-based compensation and a $8.8 million decrease in accumulated other comprehensive earnings (loss) on securities available-for-sale. The $19.2 million decrease in additional paid-in-capital was attributable principally to the Company's repurchase during fiscal 2000 of 2.2 million shares of its outstanding common stock, at a weighted average price of $19.53 per share. The $3.4 million increase in retained earnings from $110.2 million at March 31, 1999 to $113.5 million at March 31, 2000 reflects $21.0 million attributable to the amount paid by the Company to repurchase its common stock in excess of the issuance price of the stock, partially offset by the Company's net earnings of $26.6 million for fiscal 2000. The $3.9 million decrease in unearned stock-based compensation was attributable to the amortization of shares under the Company's ESOP and 1996 Incentive Plan.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31,
--------------------------------------------------------------------------------
1998
----

GENERAL
-------

         The Company reported net earnings of $19.0 million for fiscal 1999 compared to net earnings of $16.0 million for fiscal 1998. The improvement in operating results between fiscal 1999 and fiscal 1998 was attributable to three factors: (i) an increase in net interest income from $72.9 million for fiscal 1998 to $76.6 million for fiscal 1999 attributable to growth in average interest-earning assets; (ii) a decrease in the provision for loan losses from $7.1 million for fiscal 1998 to $4.0 million for fiscal 1999 arising from an improvement in asset quality; and (iii) an increase in non-interest income from $14.3 million for fiscal 1998 to $15.5 million for fiscal 1999 driven principally by increases in deposit and related fees from $8.2 million for fiscal 1998 to $8.6 million for fiscal 1999 and the gain on trading securities of $569,000 for fiscal 1999 compared to zero for fiscal 1998.

INTEREST INCOME
---------------

         Interest income for fiscal 1999 was $207.0 million compared to $191.4 million for fiscal 1998, an increase of $15.6 million or 8%. The increase in interest income between fiscal 1998 and fiscal 1999 was attributable to a $242.8 million increase in average interest-earning assets from $2.58 billion for fiscal 1998 to $2.83 billion for fiscal 1999. The yield on average interest-earning assets was 7.32% for fiscal 1999 compared to 7.41% for fiscal 1998.

         The increase in average interest-earning assets between fiscal 1998 and fiscal 1999 was comprised principally of a $49.7 million increase in the average balance of investment securities from $53.0 million for fiscal 1998 to $102.6 million for fiscal 1999, a $40.6 million increase in the average balance of CMOs from $126.9 million for fiscal 1998 to $167.5 million for fiscal 1999, a $19.2 million increase in the average balance of loans receivable, net from $1.85 billion for fiscal 1998 to $1.87 billion for fiscal 1999 and a $106.6 million increase in the average balance of MBS from $489.6 million for fiscal 1998 to $596.2 million for fiscal 1999.

         The average yield on loans receivable, net increased 20 basis points from 7.70% for fiscal 1998 to 7.90% for fiscal 1999 reflecting the Bank's increased emphasis on the origination of the Four-C's. The disbursed balance of the Four-C's averaged $370.0 million or 20% of average total loans receivable, net during fiscal 1999 compared to $259.2 million or 14% for fiscal 1998. Also contributing to the increase in average yield on loans receivable, net was an increase in the proportion of the loan portfolio comprised by hybrid ARMs. During fiscal 1999, the Bank's portfolio of hybrid ARM loans averaged $418.0 million at an average yield of 7.08% compared to $318.9 million at an average yield of 7.22% during fiscal 1998. Unlike the typical adjustable-rate loans originated by the Bank, these hybrid ARM loans are not originated with lower introductory rates.

         The increase in yield on loans receivable, net attributable to the change in the composition of the loan portfolio was partially offset by a decrease in the general level of interest rates and an increase in the level of prepayments of higher yielding residential mortgage loans. These prepayments also resulted in an increase in the amortization of premiums paid on loans purchased. This premium amortization amounted to $2.3 million or a 13 basis point reduction in yield on loans receivable, net for fiscal 1999 compared to $745,000 or a 4 basis point reduction in yield for fiscal 1998. At March 31, 1999, the Bank's weighted average carrying value of loans purchased from others as a percentage of outstanding principal balance was 101.6%.

         The average yield on investment securities decreased from 6.78% for fiscal 1998 to 6.46% for fiscal 1999. The decrease in the yield on investment securities between fiscal 1998 and fiscal 1999 was attributable in part to a decrease in the general level of interest rates during fiscal 1999. Discount accretion net of premium amortization on investment securities of $46,000 increased the yield on investment securities by 4 basis points for fiscal 1999. Premium amortization net of discount accretion of $71,000 for fiscal 1998 decreased the yield on investment securities by 14 basis points for fiscal 1998. The average yield on MBS decreased from 6.77% for fiscal 1998 to 6.29% for fiscal 1999. This decrease in the yield on MBS was attributable in part to a decrease in the general level of interest rates during fiscal 1999, particularly the one year CMT index to which 43% of the Company's MBS portfolio is tied. The CMT index decreased from 5.41% at March 31, 1998 to 3.86% on October 16, 1998 before increasing to 4.72% at March 31, 1999. Premium amortization on MBS of $3.3 million for fiscal 1999 and $2.0 million for fiscal 1998 decreased the yield on MBS by 55 basis points and 41 basis points for fiscal 1999 and 1998, respectively. The average yield on CMOs decreased from 6.57% for fiscal 1998 to 6.09% for fiscal 1999 as lower-yielding adjustable rate CMOs indexed primarily to one-month LIBOR were added to the portfolio during the first half of fiscal 1999 prior to the Company's decision during mid-fiscal year to begin de-emphasizing wholesale leverage. One month LIBOR decreased from 5.63% at March 31, 1998 to 4.93% at March 31, 1999. Premium amortization on CMOs of $708,000 for fiscal 1999 and $60,000 for fiscal 1998 decreased the yield on CMOs by 43 basis points and 5 basis points for fiscal 1999 and 1998, respectively. The weighted average cost basis of the MBS, CMOs and other investment securities held by the Company at March 31, 1999 was 100.9 percent of par value.

INTEREST EXPENSE
----------------

         Interest expense for fiscal 1999 was $130.4 million compared to $118.5 million for fiscal 1998, an increase of $11.8 million or 10%. The increase in interest expense between fiscal 1998 and fiscal 1999, was due to a $317.0 million increase in average interest-bearing liabilities from $2.37 billion for fiscal 1998 to $2.69 billion for fiscal 1999 partially offset by a decrease in the average cost of interest-bearing liabilities from 5.00% for fiscal 1998 to 4.85% for fiscal 1999. The increase in the average balance of interest-bearing liabilities was attributable principally to a $254.1 million increase in the average balance of FHLB advances and other borrowings from $651.1 million for fiscal 1998 to $905.2 million for fiscal 1999. The average balance of deposits increased $62.6 million from $1.72 billion for fiscal 1998 to $1.78 billion for fiscal 1999. During fiscal 1999, the Bank utilized FHLB advances and other borrowings as its primary funding source for its investments in MBS, CMOs and other investment securities and as a means of managing the difference in cash flows between retail loan and deposit activity in a manner complementary to the overall interest rate risk and profitability objectives of the Bank. The average cost of deposits decreased from 4.67% for fiscal 1998 to 4.47% for fiscal 1999. Contributing to the decrease in the average cost of deposits was a $111.4 million increase in the average balance of core deposits from $515.3 million for fiscal 1998 to $626.7 million for fiscal 1999. The average cost of FHLB advances and other borrowings decreased from 5.87% for fiscal 1998 to 5.60% for fiscal 1999. This decrease reflects the decrease in the general level of interest rates during fiscal 1999.

PROVISION FOR LOAN LOSSES
-------------------------

         Provision for loan losses was $4.0 million for fiscal 1999 compared to $7.1 million for fiscal 1998. The decrease in provision for losses between fiscal 1998 and 1999 reflects an improvement in the Bank's overall level of asset quality as well as an assessment by the Bank of an improvement in general economic conditions and property valuations in its market area. Non-performing loans were $11.0 million or 0.50%, of gross loans receivable at March 31, 1999 compared to $17.2 million or 0.88% of gross loans receivable at March 31, 1998. The allowance for loan losses was $26.2 million or 1.18% of gross loans receivable at March 31, 1999 compared to $26.0 million or 1.33% of gross loans receivable at March 31, 1998.

NON-INTEREST INCOME
-------------------

         Non-interest income was $15.5 million for fiscal 1999 compared to $14.3 million for fiscal 1998, an increase of $1.3 million or 9%. The increase between fiscal 1998 and fiscal 1999 was attributable principally to an increase in deposit and related fees from $8.2 million for fiscal 1998 to $8.6 million for fiscal 1999 due to a combination of higher volumes of core deposit activity and an increased emphasis on the assessment and collection of fees. The income from the sale of non-deposit investments decreased from $1.6 million for fiscal 1998 to $1.1 million for fiscal 1999. Trust fees were $1.9 million for fiscal 1998 and 1999. Gain on sales of loans and securities was $698,000 for fiscal 1999 compared to $1.6 million for fiscal 1998. The $698,000 for fiscal 1999 is comprised of gains on sales of loans of $672,000 and gain on sales of securities of $26,000. During fiscal 1999, the Bancorp established a trading portfolio comprised principally by readily marketable equity securities. This portfolio is managed by the Bank's Trust Department with the objective of enhancing the overall returns to the Bancorp. The net gain from trading activity was $569,000 for fiscal 1999.

NON-INTEREST EXPENSE
--------------------

         Non-interest expense was $54.9 million for fiscal 1999 compared to $52.0 million for fiscal 1998, a increase of $2.9 million or 6%. The $1.5 million increase in marketing and professional services expense between fiscal 1999 and fiscal 1998 is attributable principally to the costs associated with the Bank's image branding campaign which carries the theme, "As big as you need, as small as you like."

         General and administrative expense was $55.0 million or 1.85% of average assets for fiscal 1999 compared to $51.6 million or 1.93% of average assets for fiscal 1998, an increase of $3.4 million or 7%. Compensation and benefits expense increased $1.2 million from $26.8 million for fiscal 1998 to $28.0 million for fiscal 1999. Included in compensation and benefits expense are non-cash charges of $2.7 million and $1.9 million associated with the Bank's ESOP and 1996 Incentive Plan. Occupancy and equipment expense was $12.1 million for fiscal 1999 compared to $11.6 million for fiscal 1998. The $519,000 increase in occupancy and equipment expense between fiscal 1998 and fiscal 1999 is attributable principally to depreciation on computer equipment related to upgrades to the Bank's wide area networked personal computers and service bureau charges. Foreclosed real estate operations, net generated income of $45,000 for fiscal 1999 compared to expense of $473,000 for fiscal 1998 reflecting an improved regional economy and real estate market.

INCOME TAXES
------------

         Income taxes were $14.2 million for fiscal 1999 compared to $12.0 million for fiscal 1998. The effective income tax rate for fiscal 1999 was 42.8% compared to an effective rate of 42.9% for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Effective with the quarter ended December 31, 1997 the required ratio is 4%. Prior to that the requirement was 5%. The Bank's average liquidity ratios were 5.04%, 4.85%, and 4.90% for the years ended March 31, 2000, 1999 and 1998, respectively. Management attempts to maintain a liquidity ratio no higher than 1% above the regulatory requirement. This reflects management's strategy to invest excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank has invested in corporate securities when the yields thereon have been more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $23.7 million, $55.3 million, and $152.1 million, for the years ended March 31, 2000, 1999 and 1998, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities and collateralized mortgage obligations, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities and collateralized mortgage obligations. Principal payments on loans were $902.9 million, $831.5 million, and $471.5 million for the years ended March 31, 2000, 1999 and 1998, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $1.24 billion, $1.11 billion, and $716.6 million for the years ended March 31, 2000, 1999 and 1998, respectively. Disbursements for purchases of mortgage-backed and other investment securities and collateralized mortgage obligations were $30.0 million, $416.3 million, and $480.8 million for the years ended March 31, 2000, 1999 and 1998, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities and collateralized mortgage obligations were $162.6 million, $419.8 million and $207.4 million for the years ended March 31, 2000, 1999 and 1998, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $63.0 million, $102.7 million, and $29.8 million for the years ended March 31, 2000, 1999 and 1998, respectively. The net increases in FHLB advances and other borrowings were $70.0 million, $28.1 million, and $255.9 million for the years ended March 31, 2000, 1999 and 1998, respectively.

         At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $204.6 million, or 6.77% of adjusted total assets, which is above the required level of $45.4 million, or 1.50%; core capital of $204.6 million, or 6.77 % of adjusted total assets, which is above the required level of $121.0 million, or 4.00%, and total risk-based capital of $226.9 million, or 11.00% of risk-weighted assets, which is above the required level of $164.9 million, or 8.00%. See "Item 1 - Description of Business - Regulation and Supervision - Federal Savings Institution Regulation."

         The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2000 cash and short-term investments totaled $35.1 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At March 31, 2000, the Bank has $884.0 million of FHLB advances outstanding. Other sources of liquidity include investment securities maturing within one year.

         The Company currently has no material contractual obligations or commitments for capital expenditures. See "Item 1 - Description of Business - General." At March 31, 2000, the Bank had outstanding commitments to originate and purchase loans of $87.9 million and zero, respectively, compared to $28.8 million and zero, respectively, at March 31, 1999. At March 31, 2000, and 1999 the Company had no outstanding commitments to purchase mortgage-backed securities, collateralized mortgage obligations and other investment securities. The Company anticipates that it will have sufficient funds available to meet these commitments. See "Item 1 - Description of Business - General." Certificate accounts that are scheduled to mature in less than one year from March 31, 2000 totaled $1.01 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

YEAR 2000
---------

YEAR 2000 READINESS DISCLOSURE
------------------------------

         The company undertook actions intended to permit its computer systems and other equipment to properly process and function on and after January 1, 2000. As of March 31, 2000, neither the Company nor its major suppliers have experienced any material Year 2000 systems or equipment failures. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances may not arise, or that in the future equipment or systems which are not Year 2000 compliant may not become apparent.

         The company expended approximately $3.0 million in connection with its Year 2000 compliance efforts. Of this $3.0 million, approximately $2.1 million was for capital expenditures and approximately $900,000 was charged to expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         Disclosure related to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" contained at Item 7 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------



                       Index to Financial Statements                                                   PAGE
                                                                                                       ----

Consolidated Balance Sheets - March 31, 2000 and 1999...................................................58

Consolidated Statements of Earnings - Years ended March 31, 2000,
       1999 and 1998....................................................................................59

Consolidated Statements of Comprehensive Earnings - Years ended March 31, 2000,
       1999 and 1998....................................................................................60

Consolidated Statements of Stockholders' Equity - Years ended March 31, 2000,
      1999 and 1998 ....................................................................................61

Consolidated Statements of Cash Flows - Years ended March 31, 2000, 1999 and 1998..........................................................................................62

Notes to Consolidated Financial Statements .............................................................64

Independent Auditors' Report............................................................................97

                        PFF BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                               MARCH 31,
                                                                        ----------------------
                                                                           2000        1999
                                                                        ----------   ---------
                                  ASSETS
Cash and equivalents                                                    $   35,131      63,790
Loans held for sale (note 20)                                                7,362       3,531
Investment securities held-to-maturity (estimated fair value of $719 and $716 at March 31, 2000 and 1999)
  (notes 2, 10 and 12)                                                         701         709
Investment securities available-for-sale, at fair value
  (notes 2, 10 and 12)                                                      87,810      82,387
Mortgage-backed securities held-to-maturity (estimated fair
  value of $560 at March 31, 1999) (notes 3, 10, 11 and 12)                     --         556
Mortgage-backed securities available-for-sale, at fair value
  (notes 3, 10, 11 and 12)                                                 381,277     525,560
Collateralized mortgage obligations available-for-sale, at fair value
(notes 4, 10 and 12)                                                        85,653     102,700
Trading securities, at fair value                                            4,318       4,271
Investment in real estate (note 6)                                           4,928       6,371
Loans receivable, net (notes 5, 7, 10 and 12)                            2,326,702   2,026,081
Federal Home Loan Bank (FHLB) stock, at cost (note 12)                      44,550      50,323
Accrued interest receivable (note 8)                                        18,584      17,118
Real estate acquired through foreclosure, net (notes 6 and 7)                1,466       5,318
Property and equipment, net (note 9)                                        22,374      23,925
Prepaid expenses and other assets (notes 13 and 19)                         13,167      23,340
                                                                        ----------   ---------
          Total assets                                                  $3,034,023   2,935,980
                                                                        ==========   =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 10)                                                    $1,906,534   1,843,538
  FHLB advances and other borrowings (notes 11 and 12)                     884,000     814,000
  Deferred income taxes payable (note 14)                                      663       5,921
  Accrued expenses and other liabilities (notes 10 and 13)                  20,995      29,856
                                                                        ----------   ---------
          Total liabilities                                              2,812,192   2,693,315
Commitments and contingencies (notes 13, 17, 18, 19 and 20)                     --          --
Stockholders' equity (notes 13, 14, 15, 22 and 23):
  Preferred stock, $.01 par value.  Authorized 2,000,000
  shares; none issued                                                           --          --
  Common stock, $.01 par value.  Authorized 59,000,000
  shares; issued 20,012,972 and 19,943,948; outstanding
  13,314,505 and 15,445,481 at March 31, 2000 and 1999,
  respectively                                                                 200         199
  Additional paid-in capital                                               131,370     150,612
  Retained earnings, substantially restricted                              113,521     110,163
  Unearned stock-based compensation                                        (13,303)    (17,169)
  Treasury stock (6,698,467 and 4,498,467 in 2000 and 1999,
  respectively)                                                                (67)        (45)
  Accumulated other comprehensive loss                                      (9,890)     (1,095)
                                                                        ----------   ---------
          Total stockholders' equity                                       221,831     242,665
                                                                        ----------   ---------
          Total liabilities and stockholders' equity                    $3,034,023   2,935,980
                                                                        ==========   =========

See accompanying notes to consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Earnings
                  (Dollars in thousands, except per share data)

                                                                     YEAR ENDED MARCH 31,
                                                             ----------------------------------
                                                                 2000         1999         1998
                                                             -----------   ---------    ---------
Interest income:
 Mortgage loans                                             $   148,720       133,972      138,480
  Non-mortgage loans                                             22,898        14,041        4,335
  Mortgage-backed securities                                     27,910        37,471       33,167
  Collateralized mortgage obligations                             5,893        10,209        8,337
  Investment securities and deposits                              9,907        11,262        7,049
                                                             ----------     ---------    ---------
      Total interest income                                     215,328       206,955      191,368
                                                             ----------     ---------    ---------
Interest on deposits (note 10)                                   79,320        79,534       80,155
Interest on borrowings (note 11)                                 47,219        50,822       38,362
                                                             ----------     ---------    ---------
      Total interest expense                                    126,539       130,356      118,517
                                                             ----------     ---------    ---------
Net interest income                                              88,789        76,599       72,851
Provision for loan losses (note 7)                                4,000         4,020        7,099
                                                             ----------     ---------    ---------
Net interest income after provision for loan losses              84,789        72,579       65,752
                                                             ----------     ---------    ---------
Non-interest income:
  Deposit and related fees                                        9,136         8,637        8,220
  Trust fees                                                      2,098         1,891        1,852
  Loan and servicing fees (note 20)                               3,471         2,780        2,494
  Gain (loss) on sale of assets, net (note 20)                   (1,017)          698        1,615
  Gain on trading securities, net                                 1,677           569         --
  Gain on sale of branch                                          1,468          --           --
  Other non-interest income                                         419           973           99
                                                             ----------     ---------    ---------
      Total non-interest income                                  17,252        15,548       14,280
                                                             ----------     ---------    ---------
Non-interest expense:
  General and administrative:
    Compensation and benefits (note 13)                          29,475        27,997       26,803
    Occupancy and equipment                                      11,690        12,098       11,579
    Marketing and professional services                           5,114         4,708        3,248
    Other non-interest expense (note 16)                          9,227        10,157        9,930
                                                             ----------     ---------    ---------
      Total general and administrative                           55,506        54,960       51,560
  Foreclosed real estate operations, net (note 6)                  (278)          (45)         473
                                                             ----------     ---------    ---------
      Total non-interest expense                                 55,228        54,915       52,033
                                                             ----------     ---------    ---------
Earnings before income taxes                                     46,813        33,212       27,999
  Income taxes (note 14)                                         20,215        14,208       12,019
                                                             ----------     ---------    ---------
Net earnings                                                 $   26,598        19,004       15,980
                                                             ==========     =========    =========

Basic earnings per share                                     $     2.20          1.37         1.00
                                                             ==========     =========    =========
Weighted average shares outstanding for basic
  earnings per share                                          12,111,323   13,876,440   16,055,127
                                                             ===========   ==========   ==========
Diluted earnings per share                                   $      2.02         1.29         0.95
                                                             ===========   ==========   ==========
Weighted average shares outstanding for diluted
  earnings per share                                          13,184,030   14,716,682   16,795,096
                                                             ===========   ==========   ==========

See accompanying notes to consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Comprehensive Earnings
                             (Dollars in thousands)

                                                                  FOR THE YEAR ENDED
                                                                       MARCH 31,
                                                          --------------------------------
                                                            2000         1999       1998
                                                          --------    --------   ---------
Net earnings                                              $ 26,598      19,004      15,980
                                                          --------    --------   ---------

Other comprehensive earnings (losses), net
  of income taxes:
  Unrealized gains (losses) on securities
    available-for-sale:
    U.S. Treasury and agency securities and other
      investment securities available-for-sale, at fair
      value                                                 (1,899)     (2,454)        787
    Collateralized mortgage obligations
      available-for-sale, at fair value                       (588)         --          --
    Mortgage-backed securities available-for-sale,
      at fair value                                         (5,947)       (802)      2,120
    Reclassification of realized (gains)losses included
      in earnings                                              221        (312)         57
                                                          --------    --------    --------
                                                            (8,213)     (3,568)      2,964
  Minimum pension liability adjustment                        (582)         --          --
                                                          --------    --------    --------
Other comprehensive losses                                  (8,795)     (3,568)      2,964
                                                          --------    --------    --------
Comprehensive earnings                                    $ 17,803      15,436      18,944
                                                          ========    ========    ========


See accompanying notes to consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                            (Dollars in thousands)


                                                                                                    Retained
                                                                                    Additional      Earnings          Unearned
                                                       Number of        Common       Paid-in      Substantially     Stock-based
                                                        Shares          Stock        Capital       Restricted       Compensation
                                                    -------------------------------------------------------------------------------
Balance at March 31, 1997                                18,845,625         $ 198     $ 182,519        $ 108,021         $ (24,711)
Net earnings                                                      -             -             -           15,980                 -
Purchase of treasury stock                               (1,842,448)            -       (18,406)         (17,384)                -
Amortization of shares under stock-based
  compensation plans                                              -             -         1,118                -             3,816
Stock options exercised                                      63,922             1           681                -                 -
Changes in unrealized losses on
  securities available for sale, net                              -             -             -                -                 -
                                                    ------------------------------------------------------------------------------

Balance at March 31, 1998                                17,067,099           199       165,912          106,617           (20,895)

Net earnings                                                      -             -             -           19,004                 -
Purchase of treasury stock                               (1,664,144)            -       (16,624)         (15,458)                -
Change in minimum pension liability                               -             -          (313)               -               229
Amortization of shares under stock-based
  compensation plans                                              -             -         1,106                -             3,497
Stock options exercised                                      42,526             -           531                -                 -
Changes in unrealized gains on
  securities available for sale, net                              -             -             -                -                 -
                                                    ------------------------------------------------------------------------------

Balance at March 31, 1999                                15,445,481           199       150,612          110,163           (17,169)

Net earnings                                                      -             -             -           26,598                 -
Purchase of treasury stock                               (2,200,000)            -       (21,978)         (20,968)                -
Change in minimum pension liability                               -             -             -                -                 -
Amortization of shares under stock-based
  compensation plans                                              -             -         2,163                -             3,866
Stock options exercised                                      69,024             1           573                -                 -
Dividends                                                         -             -             -           (2,272)                -
Changes in unrealized gains on
  securities available for sale, net                              -             -             -                -                 -
                                                    -------------------------------------------------------------------------------

Balance at March 31, 2000                                13,314,505         $ 200     $ 131,370        $ 113,521        $  (13,303)
                                                    ===============================================================================



                                                              Accumulated Other
                                                  Treasury      Comprehensive
                                                   Stock       Earnings (Loss)    Total
                                                ------------------------------------------
Balance at March 31, 1997                        $  (10)             $ (491)    $265,526
Net earnings                                          -                           15,980
Purchase of treasury stock                          (18)                  -      (35,808)
Amortization of shares under stock-based
  compensation plans                                  -                   -        4,934
Stock options exercised                               -                   -          682
Changes in unrealized losses on
  securities available for sale, net                  -               2,964        2,964
                                                -----------------------------------------

Balance at March 31, 1998                           (28)              2,473      254,278

Net earnings                                          -                   -       19,004
Purchase of treasury stock                          (17)                  -      (32,099)
Change in minimum pension liability                   -                   -          (84)
Amortization of shares under stock-based
  compensation plans                                  -                   -        4,603
Stock options exercised                               -                   -          531
Changes in unrealized gains on
  securities available for sale, net                  -              (3,568)      (3,568)
                                                -----------------------------------------

Balance at March 31, 1999                           (45)             (1,095)     242,665

Net earnings                                          -                   -       26,598
Purchase of treasury stock                          (22)                  -      (42,968)
Change in minimum pension liability                   -                (582)        (582)
Amortization of shares under stock-based
  compensation plans                                  -                   -        6,029
Stock options exercised                               -                   -          574
Dividends                                             -                   -       (2,272)
Changes in unrealized gains on
  securities available for sale, net                  -              (8,213)      (8,213)
                                                -----------------------------------------

Balance at March 31, 2000                        $  (67)           $ (9,890)    $221,831
                                                =========================================

See accompanying notes to consolidated financial statements.

                       PFF BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                            Year Ended March 31,
                                                      ------------------------------------------------------------
                                                                      2000                1999                1998
                                                      ------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                 $    26,598              19,004              15,980
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Amortization of premiums net of discount
        accretion on loans and securities                            2,089               4,560               1,415
      Amortization of deferred loan origination fees                   190                (460)               (261)
      Loan fees collected                                           (2,219)             (2,400)             (3,487)
      Dividends on FHLB stock                                       (2,441)             (2,587)             (1,716)
      Provisions for losses on:
        Loans                                                        4,000               4,020               7,099
        Real estate                                                      -                  41                 416
      Gains on sales of loans, mortgage-backed
       securities available-for-sale, real estate and
       property and equipment                                       (1,679)             (1,777)             (1,792)

      Proceeds from sale of trading securities                       1,700               1,500                   -
      Gains on trading securities                                   (1,677)               (569)                  -
      Depreciation and amortization of property and
        equipment                                                    3,608               3,855               5,051
      Loans originated for sale                                    (32,799)            (42,360)             (3,893)
      Proceeds from sale of loans held-for-sale                     25,673              39,407             166,989
      Amortization of unearned stock-based
        compensation                                                 6,029               4,603               4,934
      Increase (decrease) in accrued expenses and
         other liabilities                                         (14,119)              4,381                 561
      (Increase) decrease in:
        Accrued interest receivable                                 (1,466)                202              (1,441)
        Prepaid expenses and other assets                           10,173              23,874             (37,751)
                                                      ------------------------------------------------------------
          Net cash provided by operating activities                 23,660              55,294             152,104
                                                      ------------------------------------------------------------

Cash flows from investing activities:
  Loans originated for investment                               (1,235,525)           (945,244)           (553,535)
  Increase in construction loans in process                         31,614              71,585              56,972
  Purchases of loans held for investment                            (1,560)           (168,395)           (163,045)
  Principal payments on loans                                      902,923             831,468             471,544
  Principal payments on mortgage-backed securities
    held-to-maturity                                                   552                 804               3,325
  Principal payments on mortgage-backed securities
    available-for-sale                                             137,246             272,546             144,920
  Principal payments on collateralized mortgage
    obligations available-for-sale                                  15,895             118,466              20,709
  Purchases of investment securities                               (28,066)            (90,111)            (60,248)
   available-for-sale
  Purchases of collateralized mortgage obligations
    available-for-sale                                                   -                   -            (219,514)
  Purchases of FHLB stock                                           (1,974)             (8,232)            (10,518)

                        PFF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows, continued
                             (Dollars in thousands)

                                                                            Year Ended March 31,
                                                      -------------------------------------------------------------
                                                                      2000                1999                 1998
                                                      -------------------------------------------------------------
  Redemption of FHLB stock                                       $  10,188                   -                    -
  Purchases of mortgage-backed securities available-
    for-sale                                                             -            (317,988)            (190,539)
  Proceeds from maturities of investment securities
    held-to-maturity                                                     -                   -               15,475
  Proceeds from maturities of investment securities
    available-for-sale                                               8,886              27,983               22,978
  Proceeds from maturities of mortgage-backed
    securities available-for-sale                                        -                   -                  793
  Proceeds from sale of investment securities
   available-for-sale                                               10,626              64,668                8,934
  Proceeds from sale of mortgage-backed securities
    available-for-sale                                                   -                   -               52,789
  Principal payments on real estate held for                             -                   -                  599
   investment
  Proceeds from sale of real estate                                  8,515              13,611               14,214
  Investment in or proceeds from real estate
    held for investment                                              1,443              (5,704)                   -
  Purchases of property and equipment                               (2,345)             (2,247)              (4,172)
  Proceeds from sale of property and equipment                         933                   5                   69
                                                      -------------------------------------------------------------
          Net cash used in investing activities                   (140,649)           (136,785)            (388,250)
                                                      -------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from FHLB advances and other borrowings                 884,600             804,876            1,342,886
  Repayment of FHLB advances and other borrowings                 (814,600)           (776,762)          (1,087,000)
  Net change in deposits                                            62,996             102,714               29,775
  Proceeds from exercise of stock options                              574                 531                  682
  Cash dividends                                                    (2,272)                  -                    -
  Purchase of treasury stock                                       (42,968)            (32,099)             (35,808)
                                                      -------------------------------------------------------------
          Net cash provided by financing activities                 88,330              99,260              250,535
                                                      -------------------------------------------------------------
          Net increase (decrease) in cash and cash
           equivalents                                             (28,659)             17,769               14,389

Cash and cash equivalents, beginning of year                        63,790              46,021               31,632
                                                      -------------------------------------------------------------
Cash and cash equivalents, end of year                           $  35,131              63,790               46,021
                                                      =============================================================
Supplemental information:
  Interest paid, including interest credited                     $ 128,402             136,165          $   116,991
  Income taxes paid                                                 17,000              10,700               16,608
Non-cash investing and financing activities:
  Change in unrealized gain (loss) on securities
    available-for-sale                                             (14,161)             (6,185)               5,145
  Net transfers from loans receivable to real estate
    acquired through foreclosure                                     5,793              14,038               12,563
  Net transfers from available-for-sale securities
    to trading securities                                                -               5,419                    -

See accompanying notes to consolidated financial statements.

                        PFF BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

(1)  Summary of Significant Accounting Policies

Effective March 28, 1996, pursuant to a plan of conversion, Pomona First Federal Savings and Loan Association (the "Association") reorganized from a federally chartered mutual savings and loan association to PFF Bank & Trust (the "Bank"), a federally chartered stock savings bank. PFF Bancorp, Inc. (the "Bancorp") was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion. Any references to financial information for periods before March 28, 1996, refer to the Association prior to the conversion (see note 22 for further discussion).

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and its subsidiary, PFF Bank & Trust (collectively, the "Company"). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. The accounts of Diversified Services, Inc. and PFF Financial Services, Inc. are included in Pomona Financial Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks of $35,060 and $38,419 and short-term deposits in banks of $71 and $25,371 at March 31, 2000 and 1999, respectively. The Company considers all highly liquid debt instruments with maturities at the date of acquisition of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities and Collateralized Mortgage
Obligations

At the time of purchase of an investment security, a mortgage-backed security or a collateralized mortgage obligation, the Company designates the security as either held-to-maturity, available-for-sale or trading based on the Company's investment objectives, operational needs and intent. The Company then monitors its investment activities to ensure that those activities are consistent with the established guidelines and objectives.

                        PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                             (Dollars in thousands)



Held-to-Maturity

Investment securities held-to-maturity are carried at cost, or in the case of mortgage-backed securities and collateralized mortgage obligations at unpaid principal balance, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. It is the intent of the Company and the Company has the ability, to hold these securities until maturity as part of its portfolio of long-term interest earning assets. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

Available-for-Sale

Investment securities, mortgage-backed securities and collateralized mortgage obligations available-for-sale are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes, unless the security is deemed to be other than temporarily impaired. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

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

All non-homogeneous loans designated by the Company as impaired are either placed on nonaccrual status or are designated as restructured loans. Only non-accrual loans and restructured loans not performing in accordance with their restructured terms are included in non-performing loans. Loans are generally placed on nonaccrual status when the payment of interest is 90 days or more delinquent, or if the loan is in the process of foreclosure, or earlier if the timely collection of interest and/or principal appears doubtful. The Company's policy allows for loans to be designated as impaired and placed on nonaccrual status even though the loan may be current as to the principal and interest payments and may continue to perform in accordance with its contractual terms.

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

Employee Stock Ownership Plan

The Company accounted for the original issuance of the Employee Stock Ownership Plan ("ESOP") as a component of equity recorded in a contra-equity account. When the issuance occurs, compensation expense is recognized over the allocation period based upon the fair value of the shares committed to be released to employees. This may result in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock. However, any such compensation expense fluctuations result in an equal and offsetting adjustment to additional paid-in capital.

Stock Option Plan

On October 23, 1996, the Company granted stock options and adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

This statement, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. Management is in the process of determining the impact of SFAS No. 133 on the Company's financial position and results of operations.

(2) Investment Securities

The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                                                       March 31, 2000
                                                          ---------------------------------------------------------------------
                                                                                  Gross             Gross          Estimated
                                                               Amortized        Unrealized       Unrealized           Fair
                                                                  Cost            Gains            Losses            Value
                                                          ---------------------------------------------------------------------
Held-to-maturity:
  Bonds, notes and debentures at amortized cost:
    U.S. Government and federal agency obligations               $   701            18                -               719
                                                          ---------------------------------------------------------------------
          Total                                                  $   701            18                -               719
                                                          =====================================================================
Available-for-sale:
    U.S. Government and federal agency
     obligations                                                 $35,000             -             (938)           34,062
    Corporate debt securities                                     51,086             -           (2,771)           48,315
    Equity securities                                              6,708             -           (1,275)            5,433
                                                          ---------------------------------------------------------------------
          Total                                                  $92,794             -           (4,984)           87,810
                                                          =====================================================================

                        PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                             (Dollars in thousands)

During the years ended March 31, 2000, 1999 and 1998, the Company realized net gains(losses) on sales of investment securities available-for-sale of $(279), $(53) and $114, respectively.

                                                                                       March 31, 1999
                                                          ---------------------------------------------------------------------
                                                                                  Gross             Gross          Estimated
                                                               Amortized        Unrealized       Unrealized           Fair
                                                                  Cost            Gains            Losses            Value
                                                          ---------------------------------------------------------------------
Held-to-maturity:
  Bonds, notes and debentures at amortized cost:
    U.S. Government and federal agency obligations                  $   709                7                -               716
                                                          ---------------------------------------------------------------------

          Total                                                     $   709                7                -               716
                                                          =====================================================================
Available-for-sale:
    U.S. Government and federal agency obligations                  $17,491               12              (31)           17,472
    Corporate debt securities                                        58,879              224           (1,338)           57,765
    Equity securities                                                 8,108                -             (958)            7,150
                                                          ---------------------------------------------------------------------

          Total                                                     $84,478              236           (2,327)           82,387
                                                          =====================================================================

Maturities of investment securities at March 31, 2000 are summarized as follows:

                                                                                      Available-
                                                           Held-to-maturity            for-sale
                                                  ------------------------------------------------
                                                                       Estimated       Estimated
                                                       Amortized         Fair            Fair
                     Maturity                            Cost            Value           Value
             -------------------------------------------------------------------------------------
              Within one year                             $701             719               -
              After one to five years                        -               -          34,062
              After five to ten years                        -               -               -
              After ten years                                -               -          53,748
                                                  ------------------------------------------------
                                                          $701             719          87,810
                                                  ================================================

(3) Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

                                                                      March 31, 2000
                                     -----------------------------------------------------------------------------
                                                                Gross               Gross            Estimated
                                           Amortized          Unrealized         Unrealized             Fair
                                              Cost              Gains              Losses              Value
                                     -----------------------------------------------------------------------------
Available-for-sale
    GNMA                                    $ 14,820                112                (53)             14,879
    FHLMC                                    114,534                100             (2,804)            111,830
    FNMA                                     260,336                189             (5,957)            254,568
                                     -----------------------------------------------------------------------------
          Total                             $389,690                401             (8,814)            381,277
                                     =============================================================================

                        PFF BANCORP, INC. AND SUBSIDARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

During the years ended March 31, 2000, 1999 and 1998, the Company realized net gains on sales of mortgage-backed securities available-for-sale of zero, $79 and $416, respectively.

                                                                      March 31, 1999
                                     -----------------------------------------------------------------------------
                                                                Gross               Gross            Estimated
                                           Amortized          Unrealized         Unrealized             Fair
                                              Cost              Gains              Losses              Value
                                     -----------------------------------------------------------------------------
Held-to-maturity
    FHLMC                                 $    556                  4                  -                 560
                                     =============================================================================

Available-for-sale
    GNMA                                  $ 19,334                316                  -              19,650
    FHLMC                                  158,494                538               (557)            158,475
    FNMA                                   345,892              2,516               (973)            347,435
                                     -----------------------------------------------------------------------------
          Total                           $523,720              3,370             (1,530)            525,560
                                     =============================================================================

The mortgage-backed securities have original maturities of up to 30 years.

(4) Collateralized Mortgage Obligations

The amortized cost and estimated fair values of collaterized mortgage obligations are summarized as follows:


                                                                             March 31, 2000
                                                ---------------------------------------------------------------------
                                                                        Gross             Gross          Estimated
                                                     Amortized        Unrealized       Unrealized           Fair
                                                        Cost            Gains            Losses            Value
                                                ---------------------------------------------------------------------
Available-for-sale:
    FHLMC                                               $60,005               -           (1,751)           58,254
    FNMA                                                 28,300               -             (901)           27,399
                                                ---------------------------------------------------------------------
          Total                                         $88,305               -           (2,652)           85,653
                                                =====================================================================

                                                                             March 31, 1999
                                                ---------------------------------------------------------------------
                                                                        Gross             Gross          Estimated
                                                     Amortized        Unrealized       Unrealized           Fair
                                                        Cost            Gains            Losses            Value
                                                ---------------------------------------------------------------------
Available-for-sale:
    FHLMC                                                $ 71,560               37           (1,238)           70,359
    FNMA                                                   32,778               88             (525)           32,341
                                                ---------------------------------------------------------------------
          Total                                          $104,338              125           (1,763)          102,700
                                                =====================================================================

                        PFF BANCORP, INC. AND SUBSIDARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

(5)  Loans Receivable

Loans receivable are summarized as follows:

                                                                             March 31,
                                                             -------------------------------------
                                                                        2000               1999
                                                             -------------------------------------
Mortgage loans:
  Residential:
    One-to-four family                                               $1,529,871          1,479,308
    Multi-family                                                         85,169             87,856
  Commercial real estate                                                169,010            156,474
  Construction and land                                                 517,659            349,119
                                                             -------------------------------------
      Total mortgage loans                                            2,301,709          2,072,757

Commercial                                                              122,095             74,451
Consumer                                                                126,424             70,686
                                                             -------------------------------------
                                                                      2,550,228          2,217,894
  Less:
  Undisbursed portion of construction loans                            (198,656)          (167,042)
  Net premium on loans                                                    1,215              1,665
  Net deferred loan origination fees                                      1,753               (276)
  Allowance for loan losses (note 7)                                    (27,838)           (26,160)
                                                             -------------------------------------
                                                                     $2,326,702          2,026,081
                                                             =====================================
  Weighted average yield                                                   7.94%              7.90%
                                                             =====================================

Loans receivable from officers and directors of the Company were as follows:

                                                                             March 31,
                                                             -------------------------------------
                                                                           2000               1999
                                                             -------------------------------------
Beginning balance                                                        $2,445              2,070
Additions                                                                   228              1,346
Repayments                                                                 (463)              (971)
                                                             -------------------------------------

Ending balance                                                           $2,210              2,445
                                                             =====================================


The following table provides information with respect to the Company's nonaccrual loans and troubled debt restructured ("TDR") loans at the dates indicated.

                                                                              March 31,
                                                      ------------------------------------------------------
                                                                    2000              1999              1998
                                                      ------------------------------------------------------
Non-accrual loans                                                 $5,427            11,012            17,189
TDR loans                                                          1,950            11,291            12,505
                                                      ------------------------------------------------------
      Total non-accrual and TDR loans                             $7,377            22,303            29,694
                                                      ======================================================

                        PFF BANCORP, INC. AND SUBSIDARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

The following table identifies the Company's total recorded investment in impaired loans with a recorded investment greater than $500 by type, at the dates indicated.

                                                                      March 31,
                                   ----------------------------------------------------------------------------
                                                         2000                                  1999
                                   ----------------------------------------------------------------------------
                                             Recorded           Specific           Recorded           Specific
                                            Investment         Allowances         Investment         Allowances
                                   ----------------------------------------------------------------------------
Non accrual loans:
  Residential:
    One-to-four family                         $     -                  -                547                 33
    Multi-family                                 1,798                252              1,252                195
  Commercial real estate                         1,795                 45              3,142                  -
  Commercial                                     1,887                  -                  -                  -
  Construction and land                         20,178                  -                  -                  -
TDR loans                                        1,950                406             11,291              1,694
                                   ----------------------------------------------------------------------------
      Total                                    $27,608                703             16,232              1,922
                                   ============================================================================

During the year ended March 31, 2000, 1999 and 1998, the Company's average investment in impaired loans was $13,810, $17,941 and $20,988, respectively and interest income recorded during these periods was $381, $916 and $776, respectively of which $369, $887 and $845, respectively was recorded utilizing the cash basis method of accounting.

The effect of nonaccrual and TDR loans on interest income is presented below.

                                                                Year Ended March 31,
                                         ---------------------------------------------------------------
                                                          2000                 1999                 1998
                                         ---------------------------------------------------------------
Contractual interest due:
  Nonaccrual loans                                       $ 466                1,144                1,749
  TDR loans                                                499                1,032                1,186
                                         ---------------------------------------------------------------
                                                           965                2,176                2,935
  Interest income recognized on
    TDR loans on a cash basis                              369                  887                  779
                                         ---------------------------------------------------------------
  Interest income not recognized                         $ 596                1,289                2,156
                                         ===============================================================


(6) Real Estate

Real estate acquired through foreclosure is summarized as follows:

                                                                       March 31,
                                                       --------------------------------------
                                                           2000                   1999
                                                       --------------------------------------
         Properties acquired in settlement of loans      $1,466                  5,763
         Allowance for losses (note 6)                        -                   (445)
                                                       --------------------------------------
              Total                                      $1,466                  5,318
                                                       ======================================

                        PFF BANCORP, INC. AND SUBSIDARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


(Gain) loss from foreclosed real estate operations, net is summarized as follows:

                                                                             Year Ended March 31,
                                                               -----------------------------------------------
                                                                        2000           1999           1998
                                                               -----------------------------------------------
      (Gain)loss on sale of foreclosed real estate, net                 $(870)         (1,356)         (1,692)
      Real estate expense                                                 592           1,270           1,749
      Provision for (recoveries of) losses on real estate                   -              41             416
                                                               ----------------------------------------------
           Total                                                        $(278)            (45)            473
                                                               ==============================================

Real estate held for sale or development is summarized as follows:

                                                                              March 31,
                                                                ------------------------------------
                                                                       2000              1999
                                                                ------------------------------------
                          Properties wholly owned                   $  558                558
                          Mezzanine equity investments in
                           real estate                               4,370              5,813
                                                                ------------------------------------
                                 Total                              $4,928              6,371
                                                                ====================================

During the years ended March 31, 2000, 1999, and 1998, the Company recognized net gains of zero, $36 and zero, respectively from the sale of properties wholly owned by the Company and profit of zero, $246 and zero respectively from equity investments in real estate developments.

(7) Allowances for Losses on Loans Receivable and Real Estate

Activity in the allowances for losses on loans and real estate is summarized as follows:

                                                                   Year Ended March 31,
                                               --------------------------------------------------------
                                                             2000               1999               1998
                                               --------------------------------------------------------
      Loans receivable:
        Beginning balance                                $26,160             26,002             27,721
          Provision                                        4,000              4,020              7,099
          Charge-offs                                     (2,390)            (3,879)            (9,110)
          Recoveries                                          68                 17                292
                                               --------------------------------------------------------
        Ending balance                                    27,838             26,160             26,002
                                               --------------------------------------------------------

      Foreclosed real estate:
        Beginning balance                                    445                603                329
          Provision (recoveries)                               -                 41                416
          Charge-offs                                       (445)              (199)              (142)
                                              ---------------------------------------------------------
        Ending balance                                         -                445                603
                                              ---------------------------------------------------------
      Total loans receivable and real estate:
        Beginning balance                                 26,605             26,605             28,050
         Provision                                         4,000              4,061              7,515
         Charge-offs                                      (2,835)            (4,078)            (9,252)
         Recoveries                                           68                 17                292
                                              --------------------------------------------------------
        Ending balance                                   $27,838            $26,605             26,605
                                              ========================================================

                        PFF BANCORP, INC. AND SUBSIDARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


(8) Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

                                                                       March 31,
                                                       --------------------------------------
                                                               2000               1999
                                                       --------------------------------------
             Investment securities                            $ 1,420              1,249
             Mortgage-backed securities                         2,545              3,421
             Collateralized mortgage obligations                  516                534
             Loans receivable                                  14,103             11,914
                                                       --------------------------------------
                         Total                                $18,584             17,118
                                                       ======================================

(9)  Property and Equipment, net

Property and equipment, net is summarized as follows:

                                                                       March 31,
                                             --------------------------------------------------------
                                                                                        Estimated
                                                     2000               1999               Life
                                             --------------------------------------------------------
           Land                                    $  5,215              5,254                  -
           Buildings and improvements                21,209             21,688                 40
           Leasehold improvements                     2,192              2,040                 10
           Furniture, fixtures and equipment         25,920             24,285                  7
           Automobiles                                  156                156                  3
           Construction in progress                     168                 23                  -
                                             -------------------------------------
                                                     54,860             53,446
           Accumulated depreciation and
             amortization                           (32,486)           (29,521)
                                             -------------------------------------
                Total                              $ 22,374             23,925
                                             =====================================

(10)  Deposits

Deposits and their respective weighted average interest rates are summarized as follows:

                                                             March 31,
                             ----------------------------------------------------------------------
                                            2000                               1999
                             ----------------------------------------------------------------------
                                   Weighted                           Weighted
                                   Average                            Average
                                     Rate             Amount            Rate             Amount
                             ----------------------------------------------------------------------
       Regular passbook               2.21%           $  134,700         2.27%           $  143,827
       NOW and other demand
           deposit accounts           0.63               229,603         0.67               197,936
       Fixed and variable-rate
           certificate accounts       5.63             1,167,339         5.10             1,100,224
       Money market checking
           and savings                4.82               374,892         4.44               401,551
                                                      ----------                         ----------
            Total                     4.63%           $1,906,534         4.26%           $1,843,538
                                                      ==========                         ===========

                        PFF BANCORP, INC. AND SUBSIDARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


  Certificate accounts maturing subsequent to March 31, 2000 are summarized as follows:

                          Year Ending March 31,            Amount
                          -------------------------------------------
                                2001                       $1,005,643
                                2002                           95,215
                                2003                           39,494
                                2004                            9,347
                                2005                           17,259
                                thereafter                        381
                                                         ------------
                                                           $1,167,339
                                                         ============

Interest expense on deposits is summarized as follows:

                                                                 Year Ended March 31,
                                             ---------------------------------------------------------
                                                     2000               1999               1998
                                             ---------------------------------------------------------
         Regular passbook                          $ 3,156              3,405              4,205
         NOW and other demand deposit
          accounts                                   1,366              1,291              1,214
         Money market checking and savings          17,649             13,133              7,981
         Certificates of deposit                    57,149             61,705             66,755
                                             ---------------------------------------------------------
               Total                               $79,320             79,534             80,155
                                             =========================================================

At March 31, 2000 and 1999, the Company had accrued interest payable on deposits of $1,563 and $1,389, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

At March 31, 2000 and 1999, $23,800 and $6,988 of public funds on deposit were secured by loans receivable, mortgage-backed securities, investment securities and collateralized mortgage obligations with aggregate carrying values of $36,448 and $19,346, respectively.

Accounts which are greater than $100 at March 31, 2000 and 1999 total $361,155 and $247,853, respectively. Deposit accounts greater than $100 are not federally insured.

(11) FHLB Advances and Other Borrowings

The Company utilizes FHLB advances and reverse repurchase agreements as sources of funds. The advances and repurchase agreements are collateralized by mortgage-backed securities, investment securities, collateralized mortgage obligations and/or loans. The Company only transacts business with the FHLB or brokerage firms that are recognized as primary dealers in U.S. government securities. FHLB advances and reverse repurchase agreements were $884,000 and zero and $764,000 and $50,000 at March 31, 2000 and March 31, 1999,
respectively.  (See Note 12.)

                        PFF BANCORP, INC. AND SUBSIDARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


                                                                                   March 31,
                                                        -------------------------------------------------------------
                                                                        2000                 1999                1998
                                                        -------------------------------------------------------------
FHLB advances:
  Average amount outstanding during the year                        $792,778              855,197             601,078
  Maximum amount outstanding at any month end                        884,000              949,000             790,086
  Amount outstanding at year end (1)                                 884,000              764,000             735,886
  Average interest rate:
    For the year                                                        5.63%                5.57                5.87
    At year end                                                         6.02                 5.37                5.70

Reverse repurchase agreements:
  Average amount outstanding during the year                        $ 43,750               50,000              50,000
  Maximum amount outstanding at any month end                         50,000               50,000              50,000
  Amount outstanding at year end (1)                                       -               50,000              50,000
  Average interest rate:
    For the year                                                        5.87%                5.87                5.87
    At year end                                                            -                 5.87                5.87

----------------------------
(1) Included in the balance of FHLB advances outstanding at March 31, 2000 are putable borrowings of $255,000 with original terms to maturity of 36 to 120 months with final maturity dates ranging from May 2001 to February 2008 and initial put dates ranging from May 2000 to February 2003.

FHLB advances have the following final maturities at March 31, 2000.

                                                   Amount
                                                ------------
                           2001                     $524,000
                           2002                      140,000
                           2003                      115,000
                           2004                       90,000
                           thereafter                 15,000
                                                ------------
                                                    $884,000
                                                ============

Included in the table above are putable advances with first put dates as follows:

                                                    Amount
                                                ------------
                           2001                     $170,000
                           2002                       70,000
                           2003                       15,000
                                                ------------
                               Total                $255,000
                                                ============

                        PFF BANCORP, INC. AND SUBSIDARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


Interest expense on borrowings is summarized as follows:

                                                            Year ended March 31,
                                                  -------------------------------------------------
                                                       2000                1999                1998
                                                  -------------------------------------------------
FHLB advances                                       $44,435              47,735              35,273
Reverse repurchase agreements                         2,760               2,976               2,959
Other interest expense                                   24                 111                 130
                                                  -------------------------------------------------
          Total                                     $47,219              50,822              38,362
                                                  =================================================

(12) Lines of Credit

At March 31, 2000 and 1999, the Company had maximum borrowing capacity from the FHLB of San Francisco in the approximate amount of $1,200,143 and $724,696, respectively. Based upon pledged collateral in place, the Company had available borrowing capacity of $316,143 and $278,613 as of March 31, 2000 and 1999, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities, investment securities and collateralized mortgage obligations aggregating $1,325,391 and $1,136,876 as of March 31, 2000 and 1999, respectively and the Company's required investment in one hundred dollar par value capital stock of the FHLB of San Francisco. At March 31, 2000 and 1999, the cost of this FHLB capital stock was $44,550 and $50,323, respectively.

(13) Employee Benefit Plans

The Company maintains a defined benefit Pension Plan ("Pension Plan") covering substantially all of its employees. The benefits are based on each employee's years of service and final average earnings determined over the five-year period
prior to the benefit determination date.   Employees become fully vested upon
completion of five years of qualifying service. The Company also maintains a Retirement Plan for all directors and a Supplemental Plan for all senior officers of the Company. Effective December 31, 1995, the Company elected to freeze the Pension Plan, Directors' Retirement and Supplemental Plan. Accordingly, no new accruals for future years of service have occurred since December 31, 1995.

                        PFF BANCORP, INC. AND SUBSIDARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


The following table sets forth the plans' change in benefit obligation and change in plan assets at the plans' most recent measurement dates of December 31, 1999 and 1998.


                                                        1999                                       1998
                                   -------------------------------------------------------------------------------------
                                                               Directors'                                 Directors'
                                                             Retirement and                             Retirement and
                                           Pension            Supplemental            Pension            Supplemental
                                            Plan                 Plans                 Plan                 Plans
                                   -------------------------------------------------------------------------------------
Change in benefit obligation
Projected benefit obligation,
  beginning of year                            $21,770                  2,703              20,792                  2,536
Interest cost                                    1,568                    167               1,411                    171
Benefits paid                                   (1,299)                  (210)             (1,362)                  (210)
Actuarial loss (gain)                           (3,916)                    25                 929                    206
                                   -------------------------------------------------------------------------------------
Projected benefit obligation,
  end of year                                  $18,123                  2,685              21,770                  2,703
                                   -------------------------------------------------------------------------------------


Change in plan assets
Plan assets, beginning of year                 $23,653                      -              21,964                      -
Actual return on plan assets                     4,956                      -               3,051                      -
Employer contribution                                -                    210                   -                    210
Benefits paid                                   (1,299)                  (210)             (1,362)                  (210)
                                   -------------------------------------------------------------------------------------
Plan assets, end of year                       $27,310                      -              23,653                      -
                                   -------------------------------------------------------------------------------------

Funded status                                  $ 9,187                 (2,685)              1,883                 (2,703)
Unrecognized transition obligation                   -                     66                   -                     99
Unrecognized prior service cost                     82                      -                 152                      -
Unrecognized (gain)/loss                        (7,173)                   582                 (62)                   594
                                   -------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                 $ 2,096                 (2,037)              1,973                 (2,010)
                                   =====================================================================================

Net periodic pension costs for 1999, 1998 and 1997 included the following components:

                                                                       December 31,
                                  ----------------------------------------------------------------------------------
                                               1999                       1998                        1997
                                  ----------------------------------------------------------------------------------
                                                  Directors'                  Directors'                  Directors'
                                                 Retirement                  Retirement                  Retirement
                                     Pension     and Supple-    Pension     and Supple-     Pension     and Supple-
                                       Plan     mental Plans      Plan     mental Plans       Plan      mental Plans
                                  ----------------------------------------------------------------------------------
Components of net periodic
 benefit cost
Interest cost                        $ 1,568              167     1,411              171      1,360              187
Expected return on plan assets        (1,761)               -    (1,546)               -     (3,061)               -
Amortization of unrecognized
  transition obligation                    -               33         -               33          -               33
Amortization of unrecognized
  prior service cost                      70                -        70              (11)     1,856              (11)
Amortization of unrecognized
  (gain)/loss                              -               37         -               29          -               36
                                  ----------------------------------------------------------------------------------
Net periodic pension (income)
  expense                            $  (123)             237       (65)             222        155              245
                                  ==================================================================================

                        PFF BANCORP, INC. AND SUBSIDARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets for 1999 and 1998 are as follows:

                                                                       December 31,
                                     -----------------------------------------------------------------------------
                                                        1999                                  1998
                                     -----------------------------------------------------------------------------
                                                               Directors'                            Directors'
                                                               Retirement                            Retirement
                                             Pension          and Supple-          Pension          and Supple-
                                              Plan            mental Plans           Plan           mental Plans
                                     -----------------------------------------------------------------------------
Weighted-average assumptions
  Discount rate                                     7.75%               7.75               6.25               6.25
  Expected long-term rate of return
   on plan assets                                   7.25                   -               7.25                  -


In 1985, the Company established a capital accumulation plan (401(k) Plan) which is available to all full-time employees over 21 years of age with more than six months of service. Under the 401(k) Plan, the Company contributes funds in an amount equal to a percentage of employee contributions. In 2000, 1999 and 1998, the total 401(k) Plan expense was $514, $393, and $348, respectively.

The Company provides a non-qualified Directors' Deferred Compensation Plan and a non-qualified Employees' Deferred Compensation Plan that offer directors and senior officers of the Company, respectively, the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors' Deferred Compensation Plan is payable upon the occurrence of the first Board of Directors' meeting held in the fiscal year following the participant attaining age 73. The benefit from the Employees' Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to depositors of the Company or, at the Participants' election, investment earnings or losses equivalent to that of the Company's common stock. At March 31, 2000, the liability for these plans is included in accrued expenses and other liabilities.

The Company currently provides post retirement medical coverage to eligible employees. At March 31, 2000 and 1999, the expected cost associated with this coverage was $17 and is included in accrued expenses and other liabilities.

As part of the reorganization to the stock form of ownership, the ESOP purchased 1,587,000 shares of the Company's common stock at $10 per share, or $15,870, which was funded by a loan from the Company. The loan will be repaid from the Company's or the Bank's discretionary contributions over a period of 10 years. The loan is secured by the common stock owned by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. ESOP shares are allocated to the eligible participants based on compensation as described in the ESOP plan. For the years ended March 31, 2000 and 1999, 171,621 and 158,700 ESOP shares were allocated to the participants. At March 31, 2000 and 1999, the unearned balance of the ESOP shares is included in unearned stock-based compensation as a reduction of total stockholders' equity in the accompanying consolidated financial statements. The value of ESOP shares committed to be released is included in compensation expense based upon the fair value of the shares on the dates they were committed. At March 31, 2000, the fair value of the unearned ESOP shares is $14,559. Compensation expense associated with the ESOP was $3,152, $2,694 and $2,921 for the years ended March 31, 2000, 1999 and 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

During October, 1996, the stockholders of the Company approved the PFF Bancorp, Inc. 1996 Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting of options to purchase the Company's common stock, option related awards, and grants of common stock (collectively "Awards"). Concurrent with the approval of the 1996 Plan, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits a company to account for stock options granted under either the fair-value-based or the intrinsic-value-based (as described in APB No. 25) method of accounting. If the Company elects to account for options granted under the intrinsic-value-based method, it must make certain disclosures with respect thereto. The Company has elected to account for stock options granted under the intrinsic-value-based method of accounting.

The maximum number of shares reserved for Awards under the 1996 Plan is 2,777,250 shares, with 1,983,750 shares reserved for purchase pursuant to options and option-related awards and 793,500 shares reserved for grants of the Company's common stock. The exercise price of all options and option-related awards must be 100% of the fair value of the Company's common stock at the time of grant and the term of the options may not exceed 10 years. Of the 793,500 shares reserved for stock grants, 770,545 shares with a fair value of $9,890 were granted to directors and executive officers during the year ended March 31, 1997. 532,500 of the 770,545 shares represented grants to employees with the remaining shares granted to directors of the Company. An additional 15,000 shares with a fair value of $214 at the time of grant, were granted to an executive officer of the Company during the year ended March 31, 1998. All shares granted are eligible to vest in five equal annual installments. With respect to shares of the Company's common stock granted to executive officers, the 1996 Plan provides that the vesting of 75% of the third, fourth and fifth annual installments is subject to the attainment of certain performance goals. Compensation expense, associated with the stock grants recognized based upon the market price of the common stock at the time of grant, was $2,094, $1,910 and $1,904 for the years ended March 31, 2000, 1999 and 1998. The unamortized balance of the grants is included in unearned stock-based compensation in the accompanying consolidated financial statements. At March 31, 2000 and 1999, the unamortized balance of the stock awards was $4,000 and $6,100, respectively.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

The following table contains certain information with respect to the stock options granted under the 1996 Plan.

                                          Assumptions Used in Determining Options' Values
--------------------------------------------------------------------------------------------------------------------
                                                                                              Calculated
                                              Expected                                         Value of
                          Number   Exercise   Term in    Risk-free    Expected     Dividend      Each
Grant Date               Granted    Price      Years      Rate(1)    Volatility     Yield       Option
--------------------------------------------------------------------------------------------------------------------
Options Granted During the Year Ended March 31,  2000
May 26, 1999              4,182     $18.13       8.00      6.20%       39.48%       1.28%       $ 8.78
November 23, 1999         2,612      21.88       8.00      6.20        39.48        1.28         10.59
March 22, 2000           17,876      14.50       8.00      6.20        39.48        1.28          7.02
Options Granted During the Year Ended March 31, 1999
April 22, 1998            1,328     $20.50       8.00      5.20%       38.44%        N/A        $10.97
September 23, 1998       15,214      14.50       8.00      5.20        38.44         N/A          7.76
October 28, 1998          1,427      14.31       8.00      5.20        38.44         N/A          7.66
March 24, 1999            7,273      17.94       8.00      5.20        38.44         N/A          9.60
Options Granted During the Year Ended March 31, 1998
April 23, 1997            1,660     $14.25       8.00      5.70%       30.00%        N/A        $ 6.93
May 7, 1997               1,229      14.50       8.00      5.70        30.00         N/A          7.05
October 22, 1997          6,154      20.63       8.00      5.70        30.00         N/A         10.03
February 25, 1998         2,626      18.75       8.00      5.70        30.00         N/A          9.12

(1) The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options, as of March 31, 2000.

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


                                 2000             1999              1998
                           ---------------------------------------------------
Net earnings:
    As reported                    $26,598           19,004             15,980
    Pro forma                       25,051           17,533             14,463
Earnings per share - Basic
    As reported                       2.20             1.37               1.00
    Pro forma                         2.07             1.26               0.90
Earnings per share - Diluted
    As reported                       2.02             1.29               0.95
    Pro forma                         1.90             1.19               0.86

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

The table below reflects, for the periods indicated, the activity in the Company's stock options issued under the 1996 Plan.

                                                    For the Year Ended March 31,
                                                      2000         1999         1998
                                             ---------------------------------------
Balance at beginning of period                   1,839,423    1,876,471    1,960,069
Granted                                             24,670       25,242       11,669
Canceled or expired                                 (3,567)     (19,764)     (31,345)
Exercised                                         (110,576)     (42,526)     (63,922)
                                            ----------------------------------------
Balance at end of period                         1,749,950    1,839,423    1,876,471
                                            ========================================
Options exercisable                                969,324      707,762      381,083
Options available for grant                          1,593       29,969       26,813

Weighted average option price per share:
  Under option                                      $13.16        13.10        13.05
  Exercisable                                        13.11        13.07        13.06
  Exercised                                          20.86        18.83        19.26

The following table summarizes information with respect to the Company's stock options outstanding as of March 31, 2000.

                                Options Outstanding                            Options Exercisable
            ----------------------------------------------------------------------------------------------
                                   Weighted-average
  Range of          Number             Remaining         Weighted-           Number           Weighted-
  Exercise        Outstanding      Contractual Life       average          Outstanding         average
   Prices      at March 31, 2000        (Years)        Exercise Price   at March 31, 2000   Exercise Price
----------------------------------------------------------------------------------------------------------
$ 12 to 14             1,536,666                6.5            $12.75             864,009           $12.75
  14 to 16                95,596                7.2             15.13              43,411            15.42
  16 to 18               100,786                6.8             16.35              58,129            16.28
  18 to 20                 6,808                8.7             18.37               1,050            18.75
  20 to 22                10,094                8.2             20.93               2,725            20.61

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

(14) Income Taxes

Income taxes (benefit) is summarized as follows:

                                     Current          Deferred         Total
                                ----------------------------------------------
Year Ended March 31, 2000
  Federal                               $13,008          1,356          14,364
  State                                   4,484            920           5,404
  Taxes charged to
    stockholders equity                     447              -             447
                                ----------------------------------------------
       Total                            $17,939          2,276          20,215
                                ==============================================
Year Ended March 31, 1999
  Federal                               $ 7,987          2,641          10,628
  State                                   2,695            885           3,580
                                ----------------------------------------------
       Total                            $10,682          3,526          14,208
                                ==============================================
Year Ended March 31, 1998
  Federal                               $14,448         (4,399)         10,049
  State                                   2,508           (538)          1,970
                                ----------------------------------------------
       Total                            $16,956         (4,937)         12,019
                                ==============================================

A reconciliation of total income taxes and the amount computed by applying the applicable Federal income tax rate to earnings before income taxes follows:

                                                                  Year Ended March 31,
                                 ---------------------------------------------------------------------------------------
                                         2000                           1999                      1998
                                 ---------------------------------------------------------------------------------------
                                    Amount      Percent          Amount     Percent        Amount      Percent
                                 ---------------------------------------------------------------------------------------
Computed "expected" taxes           $16,385          35%        $11,624          35%      $ 9,800           35%
Increase (reduction) in
 taxes resulting from:
  California franchise tax,
   net of Federal tax benefit         3,513           7           2,327           7         1,281            7
  Other items                           317           1             257           1           938            1
                                 ---------------------------------------------------------------------------------------
          Total                     $20,215          43%        $14,208          43%      $12,019           43%
                                 =======================================================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

                                            March 31,         Taxes         March 31,        Taxes         March 31,
                                              2000          (Benefit)         1999         (Benefit)         1998
                                        ------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for real estate
    loan losses                              $(10,811)          (774)       (10,037)        (2,487)        (7,550)
  California franchise tax                     (2,746)          (950)        (1,796)           (98)        (1,698)
  Accrued expenses                               (798)           681         (1,479)           776         (2,255)
  Core deposit intangibles
    amortization                                 (202)           (21)          (181)           196           (377)
  Nonaccrual interest                            (121)           363           (484)          (337)          (147)
  Unrealized gains (loss) on
    securities available-for-sale, net         (6,741)        (7,534)           793         (1,001)         1,794
  Other                                        (2,074)          (189)        (1,885)          (364)        (1,521)
                                        ------------------------------------------------------------------------------
                                              (23,493)        (8,424)       (15,069)        (3,315)       (11,754)
                                        ------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred loan origination fees               16,267          2,651         13,616          5,000          8,616
  Unredeemed FHLB stock
    dividends                                   7,138          1,061          6,077          1,241          4,836
  Pension plan liability                          773            584            189           (137)           326
  Accumulated depreciation                       (340)          (183)          (157)          (337)           180
  Customer early withdrawal
    penalty depreciation                           95            (38)           133            (41)           174
  Accrued interest on pre-
    1985 loans                                     80             11             69            104            (35)
  Excess servicing rights
    amortization                                   80              -             80             10             70
  Other                                            63           (920)           983              -            983
                                        ------------------------------------------------------------------------------
                                               24,156          3,166         20,990          5,840         15,150
                                        ------------------------------------------------------------------------------
Net deferred tax liability                   $    663         (5,258)         5,921          2,525          3,396
                                        ==============================================================================

In determining the possible future realization of deferred tax assets, the future taxable income from the following sources is taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Deferred tax assets as of March 31, 2000 and 1999 have been recognized to the extent of the expected reversal of taxable temporary differences.

Based on the Company's current and historical pretax earnings, adjusted for significant items, management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset at March 31, 2000. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Company, therefore, is required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

limitations, a bad debt deduction. The deduction percentage was 8% for the years ended March 31, 1996 and 1995. Alternately, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the experience method). Retained earnings at March 31, 2000 and 1999 includes approximately $25,300 for which no deferred income tax liability has been recognized.

(15) Regulatory Capital

Savings institutions are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

To be considered "well capitalized," a savings institution must generally have a core capital of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. Management believes that at March 31, 2000, the Bank met the definition of "well capitalized."

The following is a reconciliation of the Bank's GAAP capital to regulatory capital as of March 31, 2000:

                                                                      PFF Bank & Trust's
                                                                Regulatory Capital Requirement
                                             -----------------------------------------------------------------
                                                     Tangible                Core               Risk-based
                                                      Capital               Capital               Capital
                                             -----------------------------------------------------------------
Capital of the Bank presented on a GAAP
  Basis                                                   $198,843               198,843               198,843
Adjustments to GAAP capital to arrive
  at regulatory capital:
  Unrealized loss on securities
    available-for-sale, net                                  8,123                 8,123                 8,123
  Investments in and advances to
    non-includable consolidated subsidiaries                  (261)                 (261)                 (261)
  Goodwill and other intangible assets                      (2,067)               (2,067)               (2,067)
  General loan valuation allowance (1)                           -                     -                25,782
  Equity investments and other assets
    required to be deducted                                      -                     -                (3,563)
                                             -----------------------------------------------------------------
Regulatory capital                                         204,638               204,638               226,857
Regulatory capital requirement                              45,368               120,981               164,937
                                             -----------------------------------------------------------------
  Amount by which regulatory capital
    exceeds requirement                                   $159,270                83,657                61,920
                                             =================================================================

(1) Limited to 1.25% of risk-weighted assets.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

The following table summarizes the Bank's actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 2000 and 1999.



                                                                                   For Capital
                                                Actual                          Adequacy Purposes
                                   ------------------------------------------------------------------------------
          March 31, 2000                 Amount         Ratio          Amount           Ratio
-----------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted           $226,857        11.00%      $164,937           *8.00%
 assets)
Core (Tier 1) capital (to total            204,638         6.77        120,981           *4.00%
 assets)
Tier 1 capital (to risk-weighted           201,075         9.75              -            - (1)
 assets)
Tangible capital (to total assets)         204,638         6.77         45,368           *1.50%

                                                    To be Well
                                                 Capitalized Under
                                                 Prompt Corrective
                                                 Action Provisions
                                   ------------------------------------
          March 31, 2000                  Amount               Ratio
-----------------------------------------------------------------------
Total capital (to risk-weighted          $206,171           *10.00%
 assets)
Core (Tier 1) capital (to total           151,226           * 5.00
 assets)
Tier 1 capital (to risk-weighted          123,702           * 6.00
 assets)
Tangible capital (to total assets)              -             - (1)

* greater than or equal to



                                                                                For Capital
                                                Actual                       Adequacy Purposes
                                   ---------------------------------------------------------------
          March 31, 1999                 Amount         Ratio        Amount           Ratio
--------------------------------------------------------------------------------------------------
Total capital (to risk-weighted           $222,915        12.52%      $142,403          *8.00%
 assets)
Core (Tier 1) capital (to total            201,210         6.95         86,859          *3.00%
 assets)
Tier 1 capital (to risk-weighted           201,210        11.30              -             (1)
 assets)
Tangible capital (to total assets)         201,210         6.95         46,429          *1.50%


                                                       To be Well
                                                    Capitalized Under
                                                    Prompt Corrective
                                                    Action Provisions
                                   -----------------------------------
          March 31, 1999                   Amount           Ratio
----------------------------------------------------------------------
Total capital (to risk-weighted           $178,004          *10.00%
 assets)
Core (Tier 1) capital (to total            144,765          * 5.00
 assets)
Tier 1 capital (to risk-weighted           173,718          * 6.00
 assets)
Tangible capital (to total assets)               -              (1)

* greater than or equal to

(1)  Ratio is not specified under capital regulations.

At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

(16) Other Non-Interest Expense

Other non-interest expense amounts are summarized as follows:

                                                  Year Ended March 31,
                                     ------------------------------------------------
                                          2000             1999             1998
                                     ------------------------------------------------
SAIF insurance premiums                 $1,326            1,573            1,470
Office supplies and expense              2,859            3,406            2,883
Savings and NOW account expenses         1,146            1,134            1,382
Loan expenses                              479              581              438
Other                                    3,417            3,463            3,757
                                     ------------------------------------------------
                                        $9,227           10,157            9,930
                                     ================================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)

(17) Commitments and Contingencies

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

Leases

The Company leases various office facilities under noncancellable operating leases that expire through the year 2044. Net rent expense under operating leases included in occupancy and equipment expense for the years ended March 31, 2000, 1999 and 1998, was $723, $743, and $590, respectively. A summary of future minimum lease payments under these agreements at March 31, 2000 follows.

                                Amount
                              ------------
Year ending March 31,
2001                                $  740
2002                                   674
2003                                   541
2004                                   476
2005                                   393
thereafter                             391
                              ------------
     Total                          $3,215
                              ============

(18) Off-Balance Sheet Risk

Concentrations of Operations and Assets

The Company's operations are located within Southern California. At both March 31, 2000 and 1999, approximately 93.3% of the Company's mortgage loans were secured by real estate in Southern California. In addition, substantially all of the Company's real estate is located in Southern California.

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

                                                                       March 31,
                                                        ------------------------------------
                                                                 2000               1999
                                                        ------------------------------------
Commitments to originate loans:
    Variable-rate                                            $     86,342             24,287
    Fixed-rate                                                      1,587              4,523
                                                        ------------------------------------
          Total                                              $     87,929             28,810
                                                        ====================================
    Interest rate range for fixed-rate loans                  7.63%-13.79%       6.25%-15.75%

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


(19) Trust Operations

Included in prepaid expenses and other assets is the net unamortized trust acquisition cost of $1,914 and $2,263 at March 31, 2000 and 1999, respectively.

As a result of the acquisition, the Company now has certain additional fiduciary responsibilities which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, the Company's Trust department holds assets for the benefit of others. These assets are not the assets of the Company and are not included in the consolidated balance sheets of the Company at March 31, 2000 and 1999.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


(20) Loan Servicing and Sale Activities

Loan servicing and sale activities are summarized as follows:

                                                              As of and for the Year Ended March 31,
                                               ----------------------------------------------------------------
                                                                2000                 1999                  1998
                                               ----------------------------------------------------------------
Balance sheet information:
  Loans held for sale                                        $ 7,362                3,531                   701
                                               ================================================================
Statement of earnings information:
  Loan servicing fees                                        $   878                  850                   887
  Amortization of servicing asset                                  -                 (109)                  (42)
                                               ----------------------------------------------------------------
  Loan servicing fees, net                                   $   878                  741                   845
                                               ================================================================
  Gain on sale of loans                                      $   452                  661                   992
                                               ================================================================
Statement of cash flows information:
  Loans originated for sale                                  $32,799               42,360                 3,893
                                               ================================================================
  Proceeds from sale of loans                                $25,673               39,407               166,989
                                               ================================================================

The Company originates mortgage loans which, depending upon whether the loans meet the Company's investment objectives, may be sold in the secondary market or to other private investors. The servicing of these loans may or may not be retained by the Company. Indirect non-deferrable costs associated with origination, servicing and sale activities cannot be presented as these operations are integrated with and not separable from the origination and servicing of portfolio loans, and as a result, cannot be accurately estimated.

At March 31, 2000, 1999 and 1998, the Company was servicing loans and participations in loans owned by others of $282,924, $325,730 and $390,159, respectively.

(21) Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"). The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


The estimated fair values of the Company's financial instruments are as follows:

                                                   March 31, 2000                        March 31, 1999
                                     -----------------------------------------------------------------------------
                                            Carrying              Fair             Carrying             Fair
                                              Value              Value              Value              Value
                                     -----------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents and
    certificates of deposit              $   35,131              35,131            63,790             63,790
  Investment securities                      88,511              88,529            83,096             83,103
  Mortgage-backed securities                381,277             381,277           526,116            526,120
  Collateralized mortgage obligations        85,653              85,653           102,700            102,700
  Loans held for sale                         7,362               7,362             3,531              3,531
  Loans receivable, net                   2,326,702           2,304,657         2,026,081          2,031,065

Financial liabilities:
  Deposits                                1,906,534           1,901,595         1,843,538          1,847,383
  FHLB advances and other borrowings        884,000             883,055           814,000            737,083

The following methods and assumptions were used in estimating the Company's fair value disclosures for financial instruments.

Cash, Cash Equivalents and Certificates of Deposit: The fair values of cash and cash equivalents, and certificates of deposit approximate the carrying values reported in the consolidated balance sheet.

Investment Securities, Mortgage-Backed Securities and Collateralized Mortgage
Obligations: The fair values of these investments are based on quoted market prices or dealer quotations obtained from market sources.

Loans Receivable: For purposes of calculating the fair value of loans receivable, loans were segregated by payment type, such as those with fixed interest rates and those with adjustable interest rates as well as by prepayment and repricing frequency. For all mortgage loans, fair value is estimated using discounted cash flow analysis. Discount rates are based on the forward rates on the treasury yield curve. The fair values of significant non-performing loans are based on recent appraisals, or if not available, on estimated cash flows, discounted using a rate commensurate with the risk associated with the specific properties.

Deposits: The fair values of passbook accounts, demand deposits and certain money market deposits are assumed to be the carrying values at the reporting date. The fair value of term accounts is based on projected contractual cash flows discounted using the secondary market CD curve at March 31, 2000.

FHLB Advances and Other Borrowings: The fair value of FHLB advances and other borrowings is based on discounted cash flows using the secondary market CD curve at March 31, 2000.

Off-Balance Sheet Financial Instruments: Commitments to originate loans had a notional amount of $87,929 at March 31, 2000. The carrying value of the commitments is zero as all are cancelable and not readily marketable.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


(22) Conversion to Capital Stock Form of Ownership

The Bancorp was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion from a federally chartered mutual savings and loan association to a federal stock savings bank. On March 28, 1996, the Bank became
a wholly owned subsidiary of the Bancorp.   In connection with the conversion,
the Bancorp issued and sold to the public 19,837,500 shares of its common stock (par value $.01 per share) at a price of $10 per share. The proceeds, net of $4,500 in conversion costs, received by the Bancorp from the conversion (before deduction of $15,870 to fund the Employee Stock Ownership Plan) amounted to $193,875. The Bancorp used $105,000 of the net proceeds to purchase the capital stock of the Bank.

At the time of the conversion, the Bank established a liquidation account in the amount of $109,347, which is equal to its total retained earnings as of September 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 2000 is $31,986.

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


(23) Parent Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. Following are the condensed parent company only financial statements for PFF Bancorp, Inc.

                            Condensed Balance Sheets
                            ------------------------

                                                                   March 31,
                                                           -------------------------
                                                              2000           1999
                                                           -------------------------

                    Assets

Cash and cash equivalents                                   $  1,361         4,757
Equity securities available-for-sale                           5,433         7,879
Trust preferred securities available-for-sale                  4,833        13,303
Trading securities, at fair value                              4,318         4,271
Construction Loan                                                663             -
Investment in real estate                                      4,370         5,813
Investment in Bank subsidiary                                198,843       204,956
Other assets                                                   2,137         2,306
                                                            ----------------------
     Total assets                                           $221,958       243,285
                                                            ======================

      Liabilities and Stockholders' Equity

Other liabilities                                           $    127           620
Stockholders' equity                                         221,831       242,665
                                                            ----------------------
     Total liabilities and stockholders' equity             $221,958       243,285
                                                            ======================

                       Condensed Statements of Earnings
                       --------------------------------

                                                                     Year ended March 31,
                                                           ----------------------------------------
                                                              2000           1999           1998
                                                           ----------------------------------------
Interest and other income                                   $ 2,596         3,916          4,474
General and administrative expense                            3,032         2,798          2,653
                                                            ------------------------------------
     Earnings before equity in undistributed earnings
       of subsidiary before income taxes                       (436)        1,118          1,821
Dividend from Bank subsidiary                                27,000        15,000         30,000
Equity in earnings (loss) of subsidiary before income
 taxes                                                       20,249        17,094         (3,822)
                                                            ------------------------------------
     Earnings before income taxes                            46,813        33,212         27,999
Income taxes                                                 20,215        14,208         12,019
                                                            ------------------------------------
     Net earnings                                           $26,598        19,004         15,980
                                                            ====================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                            (Dollars in thousands)


                       Condensed Statements of Cash Flows
                       ----------------------------------

                                                                          Year Ended March 31,
                                                                ----------------------------------------
                                                                   2000           1999           1998
                                                                ----------------------------------------

Cash flows from operating activities:
  Net earnings                                                   $ 26,598        19,004         15,980
Adjustments to reconcile net earnings to cash used by
  operating activities:
  Amortization of premiums on investments and
   mortgage-backed securities                                          14            29            262
  Gain on trading securities                                       (1,676)         (569)             -
  Increase in trading securities                                    1,985        (3,924)             -
  Amortization of unearned stock-based compensation                 4,258         3,531          3,491
  (Gains) losses on sale of mortgage-backed securities and
     investments available-for-sale                                   290           191           (438)
  Undistributed earnings of subsidiary                                 53        (3,474)        14,968
  (Increase) decrease in other assets                                 170         3,418         (1,307)
  Increase (decrease) in other liabilities                           (493)          (86)          (696)
                                                                 -------------------------------------
     Net cash provided by operating activities                     31,199        18,120         32,260
                                                                 -------------------------------------

Cash flow from investing activities:
  (Increase) decrease in real estate held for investment              780        (5,813)             -
  Increase in investment securities available-for-sale                  -             -        (25,568)
  Decrease in mortgage-backed securities
   available-for-sale                                                   -        11,110         27,707
  Decrease in equity securities available-for-sale                  1,400         5,004              -
  Decrease in trust preferred securities                            7,891         3,782              -
                                                                 -------------------------------------
     Net cash provided by investing activities                     10,071        14,083          2,139
                                                                 -------------------------------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                             574           531            682
  Purchase of treasury stock                                      (42,968)      (32,099)       (35,808)
  Cash dividends                                                   (2,272)            -              -
                                                                 -------------------------------------
     Net cash used in financing activities                        (44,666)      (31,568)       (35,126)
                                                                 -------------------------------------
     Net (decrease) increase in cash during the year               (3,396)          635           (727)

Cash and cash equivalents, beginning of year                        4,757         4,122          4,849
                                                                 -------------------------------------

Cash and cash equivalents, end of year                           $  1,361         4,757          4,122
                                                                 =====================================

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)

(24) Earnings Per Share

A reconciliation of the components used to derive basic and diluted earnings per share for March 31, 2000, 1999 and 1998 follows:

                                                         Net          Weighted Average        Per Share
                                                       Earnings      Shares Outstanding        Amount
                                                      --------------------------------------------------
2000 (1)
  Basic earnings per share                             $26,598        12,111,323                $2.20
  Effect of dilutive stock options and awards                -         1,072,707                  .18
                                                       ----------------------------------------------
     Diluted earnings per share                        $26,598        13,184,030                $2.02
                                                       ==============================================
1999 (2)
  Basic earnings per share                             $19,004        13,876,440                $1.37
  Effect of dilutive stock options and awards                -           840,242                  .08
                                                       ----------------------------------------------
     Diluted earnings per share                        $19,004        14,716,682                $1.29
                                                       ==============================================
1998 (3)
  Basic earnings per share                             $15,980        16,055,127                $1.00
  Effect of dilutive stock options and awards                -           739,969                 0.05
                                                       ----------------------------------------------
     Diluted earnings per share                        $15,980        16,795,096                $0.95
                                                       ==============================================

(1) Options to purchase 10,094 shares of common stock at a weighted average price of $20.93 per share were outstanding during the fiscal year ended March 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at March 31, 2000.

(2) Options to purchase 17,381 shares of common stock at a weighted average price of $19.21 per share were outstanding during the fiscal year ended March 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and March 24, 2004, were still outstanding at March 31, 1999.

(3) Options to purchase 8,780 shares of common stock at a weighted average price of $20.06 per share were outstanding during the fiscal year ended March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and February 25, 2003, were still outstanding at March 31, 1998.

                       PFF BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued
                 (Dollars in thousands, except per share data)


(25) Quarterly Results of Operations (Unaudited)

                                                            Three Months Ended
                                  -----------------------------------------------------------------------
                                   June 30,           September 30,       December 31,        March 31,      Total
                                     1999                 1999                1999              2000         2000
                                  ------------------------------------------------------------------------------------
Net interest income                $ 21,227             22,247              22,574              22,741         88,789
Provision for loan losses            (1,000)            (1,000)             (1,000)             (1,000)        (4,000)
Other income                          4,251              3,552               6,022               3,427         17,252
Other expenses                      (13,214)           (13,643)            (13,872)            (14,499)       (55,228)
                                   ----------------------------------------------------------------------------------
  Earnings before income
   taxes                             11,264             11,156              13,724              10,669         46,813
Income taxes                          4,860              4,840               5,880               4,635         20,215
                                   ----------------------------------------------------------------------------------
  Net earnings                     $  6,404              6,316               7,844               6,034         26,598
                                   ==================================================================================
Basic earnings per share           $   0.51               0.52                0.65                0.52           2.20
                                   ==================================================================================
Diluted earnings per share         $   0.47               0.47                0.59                0.48           2.02
                                   ==================================================================================

                                                           Three Months Ended
                                  ---------------------------------------------------------------------
                                   June 30,           September 30,       December 31,        March 31,           Total
                                     1998                 1998               1998               1999              1999
                                  ---------------------------------------------------------------------------------------
Net interest income                $ 17,959             18,298              19,576              20,766              76,599
Provision for loan losses            (1,020)            (1,000)             (1,000)             (1,000)             (4,020)
Other income                          3,891              3,051               4,378               4,228              15,548
Other expenses                      (13,284)           (13,573)            (13,888)            (14,170)            (54,915)
                                   ---------------------------------------------------------------------------------------
  Earnings before income
   taxes                              7,546              6,776               9,066               9,824              33,212
Income taxes                          3,219              2,932               3,850               4,207              14,208
                                   ---------------------------------------------------------------------------------------
  Net earnings                     $  4,327              3,844               5,216               5,617              19,004
                                   =======================================================================================
Basic earnings per share           $   0.29               0.27                0.38                0.43                1.37
                                   =======================================================================================
Diluted earnings per share         $   0.28               0.26                0.37                0.38                1.29
                                   =======================================================================================

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiary (the Company) as of March 31, 2000 and 1999 and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiary as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000 in conformity with generally accepted accounting principles.

                                 KPMG LLP


April 19, 2000

Item 9.  Change in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with PFF Bancorp, Inc.'s Annual Meeting of Stockholders to be held on September 27, 2000 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers Who Are Not Directors" is incorporated herein by reference.

Item 11.  Executive Compensation.
--------------------------------

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

     The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2000.

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

                                       PFF BANCORP, INC.



                                       BY:  /s/ LARRY M. RINEHART
                                          --------------------------------------
                                           Larry M. Rinehart
DATED: June 22, 2000                       President, Chief Executive Officer
                                           and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Name                                Title                                  Date
------------------------------------------------------------------------------------------------------------

/s/ LARRY M. RINEHART                                                               June 22, 2000
---------------------------------
Larry M. Rinehart                   President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)

/s/ GREGORY C. TALBOTT                                                              June 22, 2000
---------------------------------
Gregory C. Talbott                  Executive Vice President, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)

/s/ DONALD R. DESCOMBES                                                             June 22, 2000
---------------------------------
Donald R. DesCombes                 Director

/s/ ROBERT W. BURWELL                                                               June 22, 2000
---------------------------------
Robert W. Burwell                   Director

/s/ WILLIAM T. DINGLE                                                               June 22, 2000
---------------------------------
William T. Dingle                   Director

/s/ CURTIS W. MORRIS                                                                June 22, 2000
---------------------------------
Curtis W. Morris                    Director

/s/ ROBERT D. NICHOLS                                                               June 22, 2000
---------------------------------
Robert D. Nichols                   Director

/s/ JIL H. STARK                                                                    June 22, 2000
---------------------------------
Jil H. Stark                        Director