Form 10-Q
period 2000-06-30
PFF BANCORP INC
filed 2000-08-14
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-27404

PFF BANCORP, INC.
(exact name of registrant as specified in its charter)

DELAWARE	95-4561623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

350 South Garey Avenue, Pomona, California 91766
(Address of principal executive offices)

(909) 623-2323
(Registrant's telephone number, including area code)

Not Applicable
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

The registrant had 13,314,750 shares of common stock, par value $.01 per share, outstanding as of August 11, 2000.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Index

PART 1 - FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
	June 30, 2000	March 31, 2000

Assets
Cash and cash equivalents	$ 38,832	35,131
Loans held for sale at lower of cost or fair value (net of valuation allowance)	825	7,362
Investment securities held-to-maturity (estimated fair value of $720 at June 30, 2000 and $719 at March 31, 2000)	702	701
Investment securities available-for-sale, at fair value	87,896	87,810
Mortgage-backed securities available-for-sale, at fair value	356,134	381,277
Collateralized mortgage obligations available-for-sale, at fair value	85,027	85,653
Trading securities, at fair value	3,961	4,318
Investments in real estate	595	4,928
Loans receivable, net	2,319,153	2,326,702
Federal Home Loan Bank (FHLB) stock, at cost	45,464	44,550
Accrued interest receivable	19,421	18,584
Real estate acquired through foreclosure, net	654	1,466
Property and equipment, net	21,829	22,374
Prepaid expenses and other assets	14,572	13,167
Total assets	$ 2,995,065	3,034,023

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 1,917,277	1,906,534
FHLB advances and other borrowings	819,000	884,000
Accrued expenses and other liabilities	28,669	21,658
Total liabilities	2,764,946	2,812,192
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,012,972; outstanding 13,314,505 at June 30, 2000, and March 31, 2000	200	200
Additional paid-in capital	131,558	131,370
Retained earnings, substantially restricted	120,145	113,521
Unearned stock-based compensation	(12,215)	(13,303)
Treasury stock (6,698,467 at June 30, 2000 and March 31, 2000)	(67)	(67)
Accumulated other comprehensive losses	(9,502)	(9,890)
Total stockholders' equity	230,119	221,831
Total liabilities and stockholders' equity	$ 2,995,065	3,034,023

                See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2000	1999

Interest income:
Mortgage loans	$ 42,404	35,995
Non-mortgage loans	6,377	3,634
Mortgage-backed securities	6,064	7,748
Collateralized mortgage obligations	1,616	1,440
Investment securities and deposits	3,237	2,524
Total interest income	59,698	51,341
Interest expense:
Interest on deposits	22,307	19,295
Interest on borrowings	13,270	10,819
Total interest expense	35,577	30,114
Net interest income	24,121	21,227
Provision for loan losses	1,251	1,000
Net interest income after provision for loan losses	22,870	20,227
Non-interest income:
Deposit and related fees	2,279	2,412
Trust fees	567	520
Loan and servicing fees	963	778
Gain (loss) on sales of assets, net	(20)	53
Gain (loss) on trading securities, net	(370)	270
Other non-interest income	200	218
Total non-interest income	3,619	4,251
Non-interest expense:
General and administrative:
Compensation and benefits	7,258	6,960
Occupancy and equipment	2,861	2,808
Marketing and professional services	1,089	1,148
Other non-interest expense	2,294	2,268
Total general and administrative	13,502	13,184
Foreclosed real estate operations, net	(19)	30
Total non-interest expense	13,483	13,214
Earnings before income taxes	13,006	11,264
Income taxes	5,639	4,860
Net earnings	$ 7,367	6,404

Basic earnings per share	$ 0.63	0.51
Weighted average shares outstanding for basic earnings per share calculation	11,609,116	12,547,461
Diluted earnings per share	$ 0.59	0.47
Weighted average shares outstanding for diluted earnings per share calculation	12,409,259	13,546,247

                 See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)
	For the Three Months Ended June 30,
	2000	1999

Net earnings	$ 7,367	6,404

Other comprehensive earnings (loss), net of income taxes
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	34	(81)
Collateralized mortgage obligations available-for-sale, at fair value	3	12
Mortgage-backed securities available-for-sale, at fair value	351	(2,578)
Reclassification of realized losses included in earnings	-	60
Other comprehensive earnings (losses)	388	(2,587)
Comprehensive earnings	$ 7,755	3,817

                 See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Earnings(Loss)	Total

Balance at March 31, 2000	13,314,505	$ 200	$ 131,370	$ 113,521	$ (13,303)	$ (67)	$ (9,890)	$221,831

Net earnings	-	-	-	7,367	-	-	-	7,367
Amortization of shares under stock-based compensation plans	-	-	188	-	1,088	-	-	1,276
Dividends	-	-	-	(743)	-	-	-	(743)
Changes in unrealized losses on securities available for sale, net	-	-	-	-	-	-	388	388
Balance at June 30, 2000	13,314,505	$ 200	$ 131,558	$ 120,145	$ (12,215)	$ (67)	$ (9,502)	$230,119

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2000	1999

Cash flows from operating activities:
Net earnings	$ 7,367	6,404
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	358	694
Amortization of deferred loan origination fees	(151)	(91)
Loan fees collected	(71)	(665)
Dividends on FHLB stock	(914)	(655)
Provisions for losses on loans	1,251	1,000
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(143)	(111)
(Gains) losses on trading securities	370	(270)
Depreciation and amortization of property and equipment	834	952
Loans originated for sale	(4,071)	(22,575)
Proceeds from sale of loans held-for-sale	10,528	18,760
Amortization of unearned stock-based compensation	1,276	1,072
Increase in accrued expenses and other liabilities	7,011	5,737
(Increase) decrease in:
Accrued interest receivable	(837)	580
Prepaid expenses and other assets	(1,405)	(326)
Net cash provided by operating activities	21,403	10,506

Cash flows from investing activities:
Loans originated for investment	(251,196)	(232,108)
Increase in construction loans in process	3,025	3,650
Principal payments on loans	254,417	200,491
Principal payments on mortgage-backed securities held-to-maturity	-	143
Principal payments on mortgage-backed securities available-for-sale	25,152	40,315
Principal payments on collateralized mortgage obligations available-for-sale	615	9,405
Purchases of investment securities available-for-sale	-	(3,066)
Redemption of FHLB stock	-	6,393

	(Continued)

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2000	1999
Proceeds from maturities of investment securities available-for-sale	$ -	16,973
Proceeds from sale of investment securities available-for-sale	-	6,126
Proceeds from sale of real estate	1,097	2,652
Investment in or proceeds from real estate held for investment	4,477	168
Purchases of property and equipment	(289)	(281)
Net cash provided by investing activities	37,298	50,861
Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	183,100	14,000
Repayment of FHLB advances and other borrowings	(248,100)	(80,000)
Net change in deposits	10,743	10,503
Proceeds from exercise of stock options	-	57
Cash dividends	(743)	-
Purchase of treasury stock	-	(28,774)
Net cash used in financing activities	(55,000)	(84,214)
Net increase (decrease) in cash and cash equivalents	3,701	(22,847)
Cash and cash equivalents, beginning of period	35,131	63,790
Cash and cash equivalents, end of period	$ 38,832	40,943
Supplemental information:
Interest paid, including interest credited	$ 35,857	31,039
Income taxes paid	-	600
Non-cash investing and financing activities:
Change in unrealized gain (loss) on securities
available-for-sale	668	(4,461)
Net transfers from loans receivable to real estate acquired through foreclosure	344	1,128

                 See accompanying notes to the unaudited consolidated financial statements.

1.    Basis of Consolidation

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included. Certain reclassifications have been made to the consolidated financial statements for 1999 to conform to the 2000 presentation.

The results of operations for the three months ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2001.

2.    New Accounting Pronouncements

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

In June 2000, SFAS No. 133 was further amended by SFAS No. 138. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 138 also amends SFAS No. 133 for the decisions reached by the Derivatives Implementation Group Process.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements - Continued

3.    Earnings per share

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

	For the Three Months Ended June 30,
	2000 (1)			1999 (2)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 7,367			$ 6,404

Basic EPS
Earnings available to common stockholders	7,367	11,609,116	$ 0.63	6,404	12,547,461	$ 0.51

Effect of Dilutive Securities
Options and Stock Awards		800,143		-	998,786

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 7,367	12,409,259	$ 0.59	$ 6,404	13,546,247	$ 0.47

  Options to purchase 179,987 shares of common stock at a weighted average price of $16.40 per share were outstanding during the three month period ending June 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between February 27, 2002 and June 28, 2005, were still outstanding at June 30, 2000.

  Options to purchase 14,290 shares of common stock at a weighted average price of $19.54 per share were outstanding during the three month period ending June 30, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire between October 22, 2002 and May 26, 2004, were still outstanding at June 30,1999.

PFF BANCORP, INC. AND SUBSIDIARY
Item 2: Management's Discussion and Analysis of Financial Condition and Operation

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended June 30, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30,
	2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 23,959	$ 340	5.69%	$ 66,952	$ 741	4.44%
Investment securities, net	95,225	1,678	7.07	55,870	931	6.68
Loans receivable, net	2,333,444	48,781	8.36	2,027,655	39,629	7.82
Mortgage-backed securities, net	373,361	6,064	6.50	490,503	7,748	6.32
Collateralized mortgage obligations	88,081	1,616	7.34	122,487	1,724	5.63
FHLB stock	45,200	1,219	10.82	46,434	568	4.91
Total interest-earning assets	2,959,270	59,698	8.07	2,809,901	51,341	7.31
Non-interest-earning assets	61,608			101,423
Total assets	$3,020,878			$2,911,324

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 134,108	733	2.19	$ 145,196	816	2.25
Money market accounts	375,681	4,530	4.84	406,312	4,451	4.39
NOW and other demand deposit accounts	225,957	370	0.66	206,364	339	0.66
Certificate accounts	1,163,554	16,674	5.75	1,091,639	13,689	5.03
Total	1,899,300	22,307	4.71	1,849,511	19,295	4.18
FHLB advances and other borrowings	863,922	13,267	6.16	793,600	10,807	5.46
Other	2,528	3	0.48	2,480	12	1.94
Total interest-bearing liabilities	2,765,750	35,577	5.16	2,645,591	30,114	4.57
Non-interest-bearing liabilities	29,745			38,355
Total liabilities	2,795,495			2,683,946
Stockholders' Equity	225,383			227,378
Total liabilities and stockholders' equity	$3,020,878			$2,911,324
Net interest income		$ 24,121			$ 21,227
Net interest spread			2.91			2.74
Effective interest spread			3.26			3.02
Ratio of interest-earning assets to interest-bearing liabilities	107.00%			106.21%

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

	Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Net
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ (476)	209	(134)	(401)
Investment securities, net	656	54	37	747
Mortgage-backed securities, net	(1,850)	219	(53)	(1,684)
Collateralized mortgage obligations, net	(484)	523	(147)	(108)
Loans receivable, net	5,976	2,759	417	9,152
FHLB stock	(15)	684	(18)	651
Total interest-earning assets	3,807	4,448	102	8,357

Interest-bearing liabilities:
Savings accounts	(62)	(21)	-	(83)
Money market accounts	(335)	452	(38)	79
NOW and other demand deposit accounts	32	(2)	1	31
Certificate accounts	902	1,954	129	2,985
FHLB advances and other borrowings	957	1,384	119	2,460
Other	-	(9)	-	(9)
Total interest-bearing liabilities	1,494	3,758	211	5,463
Change in net interest income	$ 2,313	690	(109)	2,894

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

Comparison of Operating Results for the Three Months Ended June 30, 2000 and 1999

General

The Company recorded net earnings of $7.4 million or $0.59 per diluted share for the three months ended June 30, 2000 compared to net earnings of $6.4 million or $0.47 per diluted share for the comparable period of 1999.

Net interest income was $24.1 million for the three months ended June 30, 2000 compared to $21.2 million for the comparable period of 1999. The increase in net interest income was attributable to a 17 basis point increase in net interest spread from 2.74% for the three months ended June 30, 1999 to 2.91% for the comparable period of 2000 coupled with a $149.4 million increase in average interest-earning assets from $2.81 billion for the three months ended June 30, 1999 to $2.96 billion for the comparable period of 2000.

Provision for loan losses was $1.3 million for the three months ended June 30, 2000 compared to $1.0 million for the comparable period of 1999.

Total non-interest income was $3.6 million for the three months ended June 30, 2000 compared to $4.3 million for the comparable period of 1999. Total non-interest expense was $13.5 million for the three months ended June 30, 2000 compared to $13.2 million for the comparable period of 1999.

Interest Income

Interest income was $59.7 million for the three months ended June 30, 2000 compared to $51.3 million for the comparable period of 1999. The $8.4 million increase in interest income was attributable to a 76 basis point increase in average yield on interest-earning assets coupled with the $149.4 million increase in average interest-earning assets noted above. The increase in average interest-earnings assets was due to a $305.8 million increase in the average balance of loans receivable from $2.03 billion for the three months ended June 30, 1999 to $2.33 billion for the comparable period of 2000. The average aggregate balance of mortgage-backed securities ("MBS"), collateralized mortgage obligations and investment securities (collectively, "securities") decreased $112.2 million from $668.9 million for the three months ended June 30, 1999 to $556.7 million for the comparable period of 2000 reflecting the Company's strategy of redeploying earning assets from securities into loans receivable.

The average yield on loans receivable, net increased 54 basis points from 7.82% for the three months ended June 30, 1999 to 8.36% for the comparable period of 2000. The increase in the average yield on loans receivable, net was attributable principally to a $250.1 million increase in the aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the "Four-C's") from $528.5 million or 26 percent of loans receivable, net at June 30, 1999 to $778.6 million or 34 percent of loans receivable, net at June 30, 2000. Originations of the Four-C's continues to be an area of focus for the Bank with such loans accounting for 92% and 53% of total loan originations for the three months ended June 30, 2000 and 1999, respectively. An increase in the general level of interest rates also contributed to the increase in loan yields.

The average yield on securities was 6.73% for the three months ended June 30, 2000 compared to 6.22% for the comparable period of 1999. The increase in the average yield on securities reflects the impact of an increase in the general level of interest rates. The one-year Constant Maturity Treasury (CMT) index and one month London Inter-Bank Offered Rate averaged approximately 6.22% and 6.37%, respectively for the three months ended June 30, 2000 compared to approximately 4.88% and 5.02%, respectively for the comparable period of 1999. Amortization of premiums, net of accretion of discounts was $232,000 (17 basis points) for the three months ended June 30, 2000 compared to $502,000 (30 basis points) for the comparable period of 1999.

During the three months ended June 30, 2000, as a member of the FHLB of San Francisco, the Bank received a special dividend of $329,000 in addition to its regular quarterly dividend. This special dividend increased the average yield on FHLB stock by 292 basis points and increased the average yield on interest earning assets, net interest spread and effective interest spread for the three months ended June 30, 2000 by 4 basis points.

Interest Expense

Interest expense was $35.6 million for the three months ended June 30, 2000 compared to $30.1 million for the comparable period of 1999. The $5.5 million increase in interest expense was attributable to a 59 basis point increase in the average cost of interest-bearing liabilities coupled with a $120.2 million increase in average interest-bearing liabilities from $2.65 billion for the three months ended June 30, 1999 to $2.77 billion for the comparable period of 2000. The 59 basis point increase in the average cost of interest-bearing liabilities reflects a 53 basis point increase in the average cost of deposits, a 70 basis point increase in the cost of FHLB advances and other borrowings and a slight increase in the proportion of total interest-bearing liabilities comprised by FHLB advances and other borrowings from 30.0% for the three months ended June 30, 1999 to 31.2% for the comparable period of 2000 as FHLB advances were utilized to fund a portion of the strong level of loan growth.

The increase in the average cost of deposits from 4.18% for the three months ended June 30, 1999 to 4.71% for the comparable period of 2000 reflects an increase in the general level of interest rates. The average balances of money market, savings and NOW accounts (collectively, "core deposits") decreased $22.1 million from $757.9 million or 41.0% of average total deposits for the three months ended June 30, 1999 to $735.7 million or 38.7% of average total deposits for the comparable period of 2000. The average balance of total deposits increased $49.8 million from $1.85 billion for the three months ended June 30, 1999 to $1.90 billion for the comparable period of 2000. The changes in deposit balances are net of $45.9 million of deposits (including $12.6 million of core deposits) sold in October 1999. The average cost of core deposits was 3.07% for the three months ended June 30, 2000 compared to 5.75% for certificate accounts.

The average cost of FHLB advances and other borrowings increased from 5.46% for the three months ended June 30, 1999 to 6.16% for the comparable period of 2000 reflecting an increase in the general level of interest rates coupled with the Bank's utilization of putable fixed rate FHLB advances. Under the putable advance program, in exchange for a favorable interest rate on the borrowing, the Bank grants to the FHLB an option to "put" the advance back to the Bank at specified "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, the Bank obtains funds below the cost of non-putable FHLB advances of comparable final maturity. In exchange for this favorable funding rate, the Bank is exposed to the risk that the advance is put back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a borrowing at a less advantageous cost. Between June 30, 1999 and June 30, 2000 $230.0 million of putable FHLB advances with a weighted average interest rate of 5.45% were put back to the Bank. Of the $230.0 million put back, $145.0 million was "rolled" into non-putable advances at a weighted average interest rate of 6.46 percent. The Bank did not initiate any new putable borrowings during the twelve months ended June 30, 2000. At June 30, 2000 the Bank's putable borrowings totaled $185.0 million.

Provision for Loan Losses

Provision for loan losses was $1.3 million for the three months ended June 30, 2000 compared to $1.0 million for the comparable period of 1999. See "Comparison of Financial Condition at June 30, 2000 and March 31, 2000".

Non-Interest Income

Non-interest income was $3.6 million for the three months ended June 30, 2000 compared to $4.3 million for the comparable period of 1999. Deposit and related fees decreased $133,000 from $2.4 million for the three months ended June 30, 1999 to $2.3 million for the comparable period of 2000. The decrease in deposit and related fees reflects a decrease in income from the sale of non-deposit investments. The increase in trust fees from $520,000 for the three months ended June 30, 1999 to $567,000 for the comparable period of 2000 reflects the updating of fee schedules coupled with growth in assets under custody or management from $238.1 million at June 30, 1999 to $288.3 million at June 30, 2000. During the three months ended June 30, 2000, the Company incurred a net loss of $370,000 on trading securities activity compared to a net gain of $270,000 for the comparable period of 1999. Total non-interest income excluding trading securities activity ("core non-interest income") was $4.0 million for both the three months ended June 30, 2000 and June 30, 1999.

Non-Interest Expense

Non-interest expense was $13.5 million for the three months ended June 30, 2000 compared to $13.2 million for the comparable period of 1999. General and administrative expense was $13.5 million or 1.79% of average assets for the three months ended June 30, 2000 compared to $13.2 million or 1.81% of average assets for the comparable period of 1999. Compensation and benefits expense was $7.3 million for the three months ended June 30, 2000 compared to $7.0 million for the comparable period of 1999.

Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $1.1million for the three months ended June 30, 2000 compared to $751,000 for the comparable period of 1999.

Income Taxes

Income taxes were $5.6 million for the three months ended June 30, 2000 compared to $4.9 million for the comparable period of 1999. The effective tax rates were 43.1% and 43.4% for the three months ended June 30, 1999 and 2000.

Comparison of Financial Condition at June 30, 2000 and March 31, 2000

Total assets decreased $39.0 million from $3.03 billion at March 31, 2000 to $3.00 billion at June 30, 2000. Loans receivable, net decreased $7.5 million from $2.33 billion at March 31, 1999 to $2.32 billion at June 30, 2000. Securities decreased $25.7 million from $555.4 million at March 31, 2000 to $529.8 million at June 30, 2000 reflecting the strategy discussed above of utilizing paydowns on securities to fund loan growth. The $7.5 million decrease in loans receivable, net was attributable to a $48.4 million decrease in 1-4 family residential mortgages as the Company continues to shift its loan focus toward the Four-C's.

Loan originations for the three months ended June 30, 2000 were $255.3 million, compared to $254.7 million for the comparable period of 1999. Loan principal payoffs and paydowns were $254.4 million for the three months ended June 30, 2000 compared to $200.5 million for the comparable period of 1999. Non-accrual loans increased from $5.4 million or 0.21% of gross loans at March 31, 2000 to $6.9 million or 0.27% of gross loans at June 30, 2000. Non-performing assets, which includes non-accrual loans, and foreclosed real estate, net of specific allowances, increased from $6.9 million or .23% of total assets at March 31, 2000 to $7.6 million or .25% of total assets at June 30, 2000. The increase in non-accrual loans is represented by one $990,000 construction loan.

The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends and the composition of the loan portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At June 30, 2000, the Bank's allowance for loan losses was $28.6 million or 1.12% of gross loans and 413.21% of non-accrual loans compared to $27.8 million or 1.09% of gross loans and 512.96% of non-accrual loans at March 31, 2000. The Bank will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three months ended June 30, 2000.

Balance at March 31, 2000	$27,838
Provision for loan losses	1,251
Charge-offs	(506)
Recoveries	7
Balance at June 30, 2000	$28,590

Total liabilities decreased $47.2 million to $2.76 billion at June 30, 2000 from $2.81 billion at March 31, 2000. Deposits increased $10.7 million from $1.91 billion at March 31, 2000 to $1.92 billion at June 30, 2000. Core deposits increased $2.3 million from $739.2 million at March 31, 2000 to $741.5 million at June 30, 2000. FHLB advances and other borrowings were paid down by a net $65.0 million from $884.0 million at March 31, 2000 to $819.0 million at June 30, 2000 utilizing the cash flows arising from the planned net reduction in 1-4 family residential mortgages coupled with paydowns on securities and deposit inflows provided.

Total stockholders' equity was $230.1 million at June 30, 2000 compared to $221.8 million at March 31, 2000. The $8.3 million increase in total stockholders' equity is comprised principally of a $6.6 million increase in retained earnings, substantially restricted, and a $1.1 million decrease in unearned stock-based compensation.

The $6.6 million increase in retained earnings, substantially restricted reflects the $7.4 million of net earnings for the three months ended June 30, 2000 partially offset by a quarterly cash dividend of $0.06 per common share paid on June 30, 2000 to shareholders of record as of June 15, 2000. The $1.1 million decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP ($453,000) and 1996 Incentive Plan ($635,000).

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Effective with the quarter ended December 31, 1997 the required ratio is 4%. Prior to that the requirement was 5%. The Bank's average liquidity ratio was 4.62% for the three months ended June 30, 2000. Management attempts to maintain a liquidity ratio no higher than 1% above the regulatory requirement. This reflects management's strategy of investing excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank invests in corporate securities when the yields thereon are more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank invests in callable debt issued by federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities. The Bancorp has invested and will from time to time continue to invest in "non-rated" corporate debt and equity securities. Investments held at the Bancorp are not subject to the OTS regulatory restrictions applicable to the Bank.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $21.4 million and $10.5 million for the three months ended June 30, 2000 and 1999, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $254.4 million and $200.5 million for the three months ended June 30, 2000 and 1999, respectively. Disbursements on loans originated and purchased were $255.3 million and $254.7 million for the three months ended June 30, 2000 and 1999, respectively. Disbursements for purchases of mortgage-backed and other investment securities were zero and $3.1 million for the three months ended June 30, 2000 and 1999, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities and collateralized mortgage obligations were $25.8 million and $66.8 million for the three months ended June 30, 2000 and 1999, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $10.7 million and $10.5 million for the three months ended June 30, 2000 and 1999, respectively. FHLB advances and other borrowings decreased $65.0 million and $66.0 million for the three months ended June 30, 2000 and 1999, respectively.

At June 30, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $212.3 million, or 7.11% of adjusted total assets, which is above the required level of $44.8 million, or 1.5%; core capital of $212.3million, or 7.11% of adjusted total assets, which is above the required level of $119.4 million, or 4.0%; and total risk-based capital of $234.6 million, or 11.42% of risk-weighted assets, which is above the required level of $164.3 million, or 8.0%.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2000 cash and short-term investments totaled $38.8 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At June 30, 2000, the Bank has $819.0 million of FHLB advances outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At June 30, 2000, the Bank had outstanding commitments to originate and purchase loans of $417.3 million and zero, respectively, compared to $366.6 million and zero, respectively, at June 30, 2000 and 1999. At June 30, 2000, and 1999 the Company had no outstanding commitments to purchase securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2000 totaled $1.00 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 2000 Form 10-K, as there has been no significant changes in these disclosures during the three months ended June 30, 2000.

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

                                                                                            PFF BANCORP, INC.

DATED: August 11, 2000                                                   BY:/s/ LARRY M. RINEHART
                                                                                                   Larry M. Rinehart
                                                                                                  President, Chief Executive Officer
                                                                                                  and Director

DATED: August 11, 2000                                                   BY:/s/ GREGORY C. TALBOTT
                                                                                                  Gregory C. Talbott
                                                                                                 Executive Vice President, Chief
                                                                                                 Financial Officer and Treasurer