Form 10-Q
period 2000-09-30
PFF BANCORP INC
filed 2000-11-14
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

The registrant had 13,359,179 shares of common stock, par value $.01 per share, outstanding as of November 10, 2000.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Index

PART 1 - FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
	September 30, 2000	March 31, 2000
Assets
Cash and cash equivalents	$ 50,269	$ 35,131
Loans held for sale at lower of cost or fair value (net of valuation allowance)	998	7,362
Investment securities held-to-maturity (estimated fair value of $726 at September 30, 2000 and $719 at March 31, 2000)	702	701
Investment securities available-for-sale, at fair value	89,477	87,810
Mortgage-backed securities available-for-sale, at fair value	332,780	381,277
Collateralized mortgage obligations available-for-sale, at fair value	83,628	85,653
Trading securities, at fair value	3,589	4,318
Investments in real estate	558	4,928
Loans receivable, net	2,336,535	2,326,702
Federal Home Loan Bank (FHLB) stock, at cost	46,280	44,550
Accrued interest receivable	18,850	18,584
Real estate acquired through foreclosure, net	875	1,466
Property and equipment, net	22,252	22,374
Prepaid expenses and other assets	14,860	13,167
Total assets	$ 3,001,653	$ 3,034,023

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 1,934,243	$ 1,906,534
FHLB advances and other borrowings	794,000	884,000
Accrued expenses and other liabilities	32,748	21,658
Total liabilities	2,760,991	2,812,192
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,052,386 and 20,012,972; outstanding 13,353,919 and 13,314,505 at September 30 and March 31, 2000, respectively	200	200
Additional paid-in capital	132,265	131,370
Retained earnings, substantially restricted	126,478	113,521
Unearned stock-based compensation	(11,128)	(13,303)
Treasury stock (6,698,467 at September 30 and March 31, 2000)	(67)	(67)
Accumulated other comprehensive loss	(7,086)	(9,890)
Total stockholders' equity	240,662	221,831
Total liabilities and stockholders' equity	$ 3,001,653	$ 3,034,023

                   See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2000	1999	2000	1999

Interest income:
Mortgage loans	$ 42,360	$ 37,457	$ 84,764	$ 73,452
Non-mortgage loans	7,007	4,136	13,384	7,770
Mortgage-backed securities	5,684	7,086	11,748	14,834
Collateralized mortgage obligations	1,648	1,435	3,264	2,930
Investment securities and deposits	2,770	2,417	6,007	4,886
Total interest income	59,469	52,531	119,167	103,872
Interest expense:
Interest on deposits	23,763	19,394	46,070	38,689
Interest on borrowings	12,540	10,890	25,810	21,709
Total interest expense	36,303	30,284	71,880	60,398
Net interest income	23,166	22,247	47,287	43,474
Provision for loan losses	1,251	1,000	2,502	2,000
Net interest income after provision for loan losses	21,915	21,247	44,785	41,474
Non-interest income:
Deposit and related fees	2,266	2,308	4,545	4,720
Loan and servicing fees	801	685	1,764	1,463
Trust fees	525	517	1,092	1,037
Gain on sales of assets, net	365	45	345	98
Gain(loss) on trading securities, net	123	(142)	(247)	128
Other non-interest income	47	139	247	357
Total non-interest income	4,127	3,552	7,746	7,803
Non-interest expense:
General and administrative:
Compensation and benefits	7,497	7,424	14,755	14,384
Occupancy and equipment	2,911	2,949	5,772	5,757
Marketing and professional services	1,313	1,257	2,402	2,405
Other non-interest expense	2,149	2,199	4,443	4,467
Total general and administrative	13,870	13,829	27,372	27,013
Foreclosed real estate operations, net	7	(186)	(12)	(156)
Total non-interest expense	13,877	13,643	27,360	26,857
Earnings before income taxes	12,165	11,156	25,171	22,420
Income taxes	5,088	4,840	10,727	9,700
Net earnings	$ 7,077	$ 6,316	$ 14,444	$ 12,720

Basic earnings per share	$ 0.61	$ 0.52	$ 1.24	$ 1.03
Weighted average shares outstanding for basic earnings per share calculation	11,665,742	12,129,514	11,637,584	12,337,345
Diluted earnings per share	$ 0.55	$ 0.47	$ 1.14	$ 0.95
Weighted average shares outstanding for diluted earnings per share calculation	12,877,091	13,299,542	12,656,412	13,422,902

       See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2000	1999	2000	1999

Net earnings	$ 7,077	$ 6,316	$ 14,444	$ 12,720

Other comprehensive earnings (losses), net of income taxes
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	899	(1,971)	933	(2,040)
Collateralized mortgage obligations available-for-sale, at fair value	181	-	184	-
Mortgage-backed securities available-for-sale, at fair value	1,336	(1,569)	1,687	(4,147)
Reclassification of realized (gains)losses included in earnings	-	2	-	62

Other comprehensive earnings (losses)	2,416	(3,538)	2,804	(6,125)
Comprehensive earnings	$ 9,493	$ 2,778	$ 17,248	$ 6,595

   See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Earnings(Loss)	Total

Balance at March 31, 2000	13,314,505	$ 200	$ 131,370	$ 113,521	$ (13,303)	$ (67)	$ (9,890)	$ 221,831

Net earnings	-	-	-	14,444	-	-	-	14,444
Amortization of shares under stock-based compensation plans	-	-	560	-	2,175	-	-	2,735
Stock options exercised	39,414	-	335	-	-	-	-	335
Dividends	-	-	-	(1,487)	-	-	-	(1,487)
Changes in unrealized losses on securities available for sale, net	-	-	-	-	-	-	2,804	2,804
Balance at September 30, 2000	13,353,919	$ 200	$ 132,265	$ 126,478	$ (11,128)	$ (67)	$ (7,086)	$ 240,662

  See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended September 30,
	2000	1999

Cash flows from operating activities:
Net earnings	$ 14,444	$ 12,720
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	827	1,336
Amortization of deferred loan origination fees	(91)	217
Loan fees collected	143	(1,545)
Dividends on FHLB stock	(1,730)	(1,262)
Provisions for losses on loans	2,502	2,000
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(366)	(491)
Proceeds from sale of trading securities	495	200
(Gains) losses on trading securities	247	(128)
Depreciation and amortization of property and equipment	1,823	1,876
Loans originated for sale	(8,763)	(25,568)
Proceeds from sale of loans held-for-sale	15,223	20,537
Amortization of unearned stock-based compensation	2,735	2,491
Increase in accrued expenses and other liabilities	9,336	2,824
Increase in:
Accrued interest receivable	(266)	(341)
Prepaid expenses and other assets	(1,693)	(2,051)
Net cash provided by operating activities	34,866	12,815

Cash flows from investing activities:
Loans originated for investment	(536,011)	(578,892)
Increase in construction loans in process	6,289	34,931
Purchases of loans held for investment	(256)	(50)
Principal payments on loans	516,812	392,771
Principal payments on mortgage-backed securities held-to-maturity	-	336
Principal payments on mortgage-backed securities available-for-sale	50,053	91,339
Principal payments on collateralized mortgage obligations available-for-sale	2,305	13,410
Purchases of investment securities available-for-sale	-	(28,066)
Redemption of FHLB stock	-	10,188

	(Continued)

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended September 30,
	2000	1999
Proceeds from maturities of investment securities available-for-sale	$ -	$ 7,647
Proceeds from sale of investment securities available-for-sale	-	6,126
Proceeds from sale of real estate	1,710	5,314
Investment in or proceeds from real estate held for investment	4,514	108
Purchases of property and equipment	(1,701)	(689)
Net cash (used in) provided by investing activities	43,715	(45,527)
Cash flows from financing activities:
Proceeds from FHLB advances	367,800	235,000
Repayment of FHLB advances	(457,800)	(215,000)
Net change in deposits	27,709	13,051
Proceeds from exercise of stock options	335	313
Cash dividends	(1,487)	(772)
Purchase of treasury stock	-	(28,773)
Net cash (used in) provided by financing activities	(63,443)	3,819
Net increase (decrease) in cash and cash equivalents	15,138	(28,893)
Cash and cash equivalents, beginning of period	35,131	63,790
Cash and cash equivalents, end of period	$ 50,269	$ 34,897
Supplemental information:
Interest paid, including interest credited	$ 69,921	$ 61,453
Income taxes paid	7,500	8,100
Non-cash investing and financing activities:
Change in unrealized gain (loss) on securities
available-for-sale	4,838	(10,561)
Net transfers from loans receivable to real estate acquired through foreclosure	1,131	2,696

                  See accompanying notes to the unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current presentation.

The results of operations for the six months ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2001.

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

This statement was to be effective for all quarters of fiscal years beginning after June 15, 1999 however, the FASB issued SFAS No. 137 which has delayed the implementation by one year. In June 2000, SFAS No. 133 was further amended by SFAS No. 138. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 138 also amends SFAS No. 133 for the decisions reached by the Derivatives Implementation Group Process. Management does not expect any impact from implementation of SFAS No. 133.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140") to replace SFAS No. 125, "Accounting for transfer and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 will be the authoritative accounting literature for : (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions, (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. Management plans to implement the disclosure requirements of SFAS No. 140 in 2000 and is currently evaluating the impact of implementation of SFAS No. 140 on the Company's financial position and results of operations.

In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. Management plans to implement the disclosure requirements of FIN 44 in 2000 and is currently evaluating the impact of implementation of FIN 44 on the Company's financial position and results of operations.

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

	For the Three Months Ended September 30,
	2000(1)			1999(2)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 7,077			$ 6,316

Basic EPS
Earnings available to common stockholders	7,077	11,665,742	$ 0.61	6,316	12,129,514	$ 0.52

Effect of Dilutive Securities
Options and Stock Awards	-	1,211,349		-	1,170,028

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 7,077	12,877,091	$ 0.55	$ 6,316	13,299,542	$ 0.47

(1)  Options to purchase 10,094 shares of common stock at a weighted average price of $20.93 per share were outstanding during the three month period ending September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at September 30, 2000.

(2)  Options to purchase 7,482 shares of common stock at a weighted average price of $20.60 per share were outstanding during the three month period ending September 30, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and April 22, 2003 were still outstanding at September 30, 1999.

	For the six Months Ended September 30,
	2000(1)			1999(2)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 14,444			$ 12,720

Basic EPS
Earnings available to common stockholders	14,444	11,637,584	$ 1.24	12,720	12,337,345	$ 1.03

Effect of Dilutive Securities
Options and Stock Awards	-	1,018,828		-	1,085,557

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 14,444	12,656,412	$ 1.14	$ 12,720	13,422,902	$ 0.95

(1)  Options to purchase 20,548 shares of common stock at a weighted average price of $19.55 per share were outstanding during the six month period ending September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at September 30, 2000.

(2)  Options to purchase 7,482 shares of common stock at a weighted average price of $20.60 per share were outstanding during the six month period ending September 30, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and April 22, 2003, were still outstanding at September 30, 1999.

PFF BANCORP, INC. AND SUBSIDIARY
Item 2: Management's Discussion and Analysis of Financial Condition and Operation

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended September 30, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.
	Three Months Ended September 30,
	2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 26,626	$ 361	5.39%	$ 24,340	$ 301	4.91%
Investment securities, net	95,504	1,673	6.97	95,401	1,506	6.28
Loans receivable, net	2,315,181	49,367	8.53	2,105,193	41,593	7.90
Mortgage-backed securities, net	346,620	5,684	6.56	447,074	7,086	6.34
Collateralized mortgage obligations, net	86,990	1,648	7.58	92,455	1,435	6.21
FHLB stock	46,070	736	6.36	42,309	610	5.72
Total interest-earning assets	2,916,991	59,469	8.15	2,806,772	52,531	7.49
Non-interest-earning assets	66,855			103,871
Total assets	$2,983,846			$2,910,643

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 131,882	725	2.19	$ 144,640	815	2.24
Money market accounts	379,152	4,653	4.88	422,885	4,569	4.29
NOW and other demand deposit accounts	234,273	466	0.79	211,213	342	0.64
Certificate accounts	1,171,812	17,919	6.08	1,077,519	13,668	5.03
Total	1,917,119	23,763	4.93	1,856,257	19,394	4.15
FHLB advances	789,132	12,537	6.32	788,496	10,882	5.48
Other	3,470	3	0.03	2,944	8	1.08
Total interest-bearing liabilities	2,709,721	36,303	5.33	2,647,697	30,284	4.54
Non-interest-bearing liabilities	39,084			43,162
Total liabilities	2,748,805			2,690,859
Stockholders' equity	235,041			219,784
Total liabilities and stockholders' equity	$2,983,846			$2,910,643
Net interest income		$ 23,166			$ 22,247
Net interest spread			2.82			2.95
Effective interest spread			3.18			3.17
Ratio of interest-earning assets to interest-bearing liabilities	107.65%			106.01%

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis of Financial Condition and Operation
Continued

Average Balance Sheets

The following table sets forth certain information relating to the Company for the six months ended September 30, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.
	Six Months Ended September 30,
	2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 23,984	$ 701	5.85%	$ 45,696	$ 1,042	4.55%
Investment securities, net	95,455	3,351	7.02	87,231	2,666	6.11
Loans receivable, net	2,324,262	98,148	8.45	2,065,048	81,222	7.87
Mortgage-backed securities, net	359,990	11,748	6.53	468,789	14,834	6.33
Collateralized mortgage obligations, net	87,532	3,264	7.46	95,952	2,930	6.11
FHLB stock	45,635	1,955	8.57	44,372	1,178	5.30
Total interest-earning assets	2,936,858	119,167	8.12	2,807,088	103,872	7.40
Non-interest-earning assets	66,546			110,837
Total assets	$3,003,404			$2,917,925

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 132,847	1,458	2.20	$ 144,797	1,631	2.25
Money market accounts	377,267	9,183	4.87	413,630	9,020	4.35
NOW and other demand deposit accounts	230,131	836	0.73	208,984	681	0.65
Certificate accounts	1,167,724	34,593	5.92	1,084,827	27,357	5.03
Total	1,907,969	46,070	4.83	1,852,238	38,689	4.17
FHLB advances	826,527	25,804	6.24	791,048	21,689	5.47
Other	2,999	6	0.40	2,341	20	1.70
Total interest-bearing liabilities	2,737,495	71,880	5.25	2,645,627	60,398	4.55
Non-interest-bearing liabilities	35,684			48,039
Total liabilities	2,773,179			2,693,666
Stockholders' equity	230,225			224,259
Total liabilities and stockholders' equity	$3,003,404			$2,917,925
Net interest income before provision for loan losses		$ 47,287			$ 43,474
Net interest spread			2.87			2.85
Effective interest spread			3.22			3.10
Ratio of interest-earning assets to interest-bearing liabilities	107.28%			106.10%

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
	Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999				Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ 28	30	2	60	$ (494)	296	(143)	(341)
Investment securities, net	2	165	-	167	256	346	33	635
Loans receivable, net	4,149	3,296	329	7,774	10,195	5,980	751	16,926
Mortgage-backed securities, net	(1,592)	245	(55)	(1,402)	(3,443)	465	(108)	(3,086)
Collateralized mortgage obligations, net	(85)	317	(19)	213	(253)	698	(61)	384
FHLB stock	54	68	4	126	33	725	19	777
Total interest-earning assets	2,556	4,121	261	6,938	6,294	8,510	491	15,295

Interest-bearing liabilities:
Savings accounts	(72)	(19)	1	(90)	(134)	(40)	1	(173)
Money market accounts	(472)	629	(73)	84	(791)	1,072	(118)	163
NOW and other demand deposit Accounts	37	80	7	124	69	80	6	155
Certificate accounts	1,192	2,853	206	4,251	2,085	4,854	297	7,236
FHLB advances	9	1,665	(19)	1,655	970	3,061	84	4,115
Other	1	(5)	(1)	(5)	6	(15)	(5)	(14)
Total interest-bearing liabilities	695	5,203	121	6,019	2,205	9,012	265	11,482
Change in net interest income	$1,861	(1,082)	140	919	$ 4,089	(502)	226	3,813

Forward-Looking Statements

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company's operations, markets, products and services, and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

General

The Company recorded net earnings of $7.1 million or $0.55 per diluted share for the three months ended September 30, 2000 compared to net earnings of $6.3 million or $0.47 per diluted share for the comparable period of 1999.

Net interest income was $23.2 million for the three months ended September 30, 2000 compared to $22.2 million for the comparable period of 1999. The increase in net interest income was attributable to a $110.2 million increase in average interest-earning assets partially offset by a 13 basis point decrease in net interest spread from 2.95% for the three months ended September 30, 1999 to 2.82% for the comparable period of 2000.

Provision for loan losses was $1.3 million for the three months ended September 30, 2000 compared to $1.0 million for the comparable period of 1999.

Total non-interest income was $4.1 million for the three months ended September 30, 2000 compared to $3.6 million for the comparable period of 1999. Total non-interest expense was $13.9 million for the three months ended September 30, 2000 compared to $13.6 million for the comparable period of 1999.

Interest Income

Interest income was $59.5 million for the three months ended September 30, 2000 compared to $52.5 million for the comparable period of 1999. The $6.9 million increase in interest income was attributable to a 66 basis point increase in average yield on interest-earning assets, coupled with the $110.2 million increase in average interest-earning assets. The increase in average interest earning assets was due to a $210.0 million increase in the average balance of loans receivable, net from $2.11 billion for the three months ended September 30, 1999 to $2.32 billion for the comparable period of 2000. The average aggregate balance of investment securities, mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO's") (collectively, "securities") decreased $105.8 million from $634.9 million for the three months ended September 30, 1999 to $529.1 million for the comparable period of 2000 reflecting the Company's strategy of redeploying earnings assets from securities into loans receivable.

The average yield on loans receivable, net increased 63 basis points from 7.90% for the three months ended September 30, 1999 to 8.53% for the comparable period of 2000. The increase in the average yield on loans receivable, net was attributable principally to a $241.9 million increase in the aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the Four-C's) from $601.5 million or 28 percent of loans receivable, net at September 30, 1999 to $843.4 million or 36 percent of loans receivable, net at September 30, 2000. Originations of the Four-C's continues to be an area of focus for the Bank with such loans accounting for 92% and 61% of total loan originations for the three months ended September 30, 2000 and 1999, respectively. An increase in the general level of interest rates also contributed to the increase in loan yields. Management expects that the strong level of originations of the Four-C's will continue and with it, the Bank should continue to achieve continued strengthening of its yield on average interest-earning assets as the proportion of total interest-earning assets comprised by the Four-C's increase.

The average yield on securities was 6.80% for the three months ended September 30, 2000 compared to 6.31% for the comparable period of 1999. The increase in the average yield on securities reflects the impact of an increase in the general level of interest rates. The one-year Constant Maturity Treasury (CMT) and one month London Inter Bank Offered Rate (LIBOR) averaged approximately 6.12% and 6.54% respectively for the three months ended September 30 2000 compared to approximately 5.16% and 5.30%, respectively for the comparable period of 1999. Amortization of premiums net of accretion of discounts was $225,000 (17 basis points) for the three months ended September 30, 2000 compared to $382,000 (24 basis points) for the comparable period of 1999.

Interest Expense

Interest expense was $36.3 million for the three months ended September 30, 2000 compared to $30.3 million for the comparable period of 1999. The $6.0 million increase in interest expense was attributable to a 79 basis point increase in the average cost of interest-bearing liabilities coupled with a $62.0 million increase in average interest-bearing liabilities from $2.65 billion for the three months ended September 30, 1999 to $2.71 billion for the comparable period of 2000. The 79 basis point increase in the average cost of interest-bearing liabilities reflects a 78 basis point increase in the average cost of deposits, a 84 basis point increase in the cost of FHLB advances and a slight increase in the proportion of total interest-bearing liabilities comprised by certificates of deposits (C.D.'s) and FHLB advances from 71% for the three months ended September 30, 1999 to 72% for the comparable period of 2000 as C.D.'s and FHLB advances were utilized to fund the strong level of loan growth.

The increase in the average cost of deposits from 4.15% for the three months ended September 30, 1999 to 4.93% for the comparable period of 2000 reflects an increase in the general level of interest rates. The average balances of money market, savings and NOW accounts (collectively, "core deposits") decreased $33.4 million from $778.7 million or 42% of average total deposits for the three months ended September 30, 1999 to $745.3 million or 39% of average total deposits for the comparable period 2000. The average balance of total deposits increased $60.9 million from $1.86 billion for the three months ended September 30, 1999 to $1.92 billion for the comparable period of 2000. The average cost of core deposits was 3.12% for the three months ended September 30, 2000 compared to 6.08% for C.D.'s.

The average cost of FHLB advances increased from 5.48% for the three months ended September 30, 1999 to 6.32% for the comparable period of 2000 reflecting an increase in the general level of interest rates coupled with the Bank's utilization of putable fixed rate FHLB advances. Under the putable advance program, in exchange for a favorable interest rate on the borrowing, the Bank grants to the FHLB an option to "put" the advance back to the Bank at specified "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, the Bank obtains funds below the cost of non-putable FHLB advances of comparable final maturity. In exchange for this favorable funding rate, the Bank is exposed to the risk that the advance is put back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a borrowing at a less advantageous cost. Between September 30, 1999 and September 30, 2000 $230.0 million of putable FHLB advances with a weighted average interest rate of 5.45% were put back to the Bank. Of the $230.0 million put back, $115.0 million was "rolled" into non-putable advances at a weighted average interest rate of 6.55% percent. The Bank has not initiated any new putable borrowings since May 27,1998. At September 30, 2000 the Bank's putable borrowings totaled $185.0 million.

The future behavior of the Bank's funding costs will be impacted to a significant degree by the general level and direction of interest rates as well as competitive forces within the Bank's geographic market. Based upon current interest rate and market conditions, management expects a degree of continued bias to the Bank's funding costs over the next one to two quarters that is directionally consistent with, but lesser in magnitude than, that experienced for the three months ended September 30, 2000. Thereafter, subject to market conditions, management expects a significant reduction in the upward bias to the Bank's funding costs.

Provision for Loan Losses

Provision for loan losses was $1.0 million for the three months ended September 30, 1999 compared to $1.3 million for the comparable period of 2000. See "Comparison of Financial Condition at September 30, 2000 and March 31, 2000".

Non-Interest Income

Non-interest income was $4.1 million for the three months ended September 30, 2000, compared to $3.6 million for the comparable period of 1999. Excluding trading securities activity, core non-interest income was $4.0 million or, on an annualized basis, .54% of average assets for the three months ended September 30, 2000, compared to $3.7 million or, on annualized basis, .51% of average assets for the comparable period of 1999. Deposit and related fees decreased $42,000 between three months ended September 30, 1999 and 2000. The primary reason for the decrease in deposit and related fees was due to a reduction in non-deposit income from $346,000 for the three months September 30, 1999 compared to $277,000 for the comparable period of 2000 due to lower sales volume in the current period compared to 1999. The increase in trust fees from $517,000 for the three months ended September 30, 1999 to $525,000 for the comparable period of 2000 reflects growth in assets under custody or management from $250.2 million at September 30, 1999 to $279.6 million at September 30, 2000.

Non-Interest Expense

Non-interest expense was $13.9 million for the three months ended September 30, 2000, compared to $13.6 million for the comparable period of 1999. General and administrative expense was $13.9 million, or an annualized basis 1.86% of average assets for the three months ended September 30, 2000 compared to $13.8 million or, 1.90% of average assets for the comparable period in 1999. Compensation and benefits expense was $7.5 million for the three months ended September 30, 2000 compared to $7.4 million for the comparable period in 1999. Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $1.5 million for the three months ended September 30, 2000 compared to $1.4 million for the comparable period of 1999.

Foreclosed real estate operations, net includes income of $186,000 for the three months ended September 30, 1999 comprised of gains on sale of 1-4 family residences.

Income Taxes

Income taxes were $5.1 million for the three months ended September 30, 2000, compared to $4.8 million for the comparable period of 1999. The effective tax rate was 41.8% for the three months ended September 30, 2000, compared to 43.4% for the comparable period of 1999.

Comparison of Operating Results for the Six Months Ended September 30, 2000 and 1999

General

The Company recorded net earnings of $14.4 million or $1.14 per diluted share for the six months ended September 30, 2000 compared to net earnings of $12.7 million or $0.95 per diluted share for the comparable period of 1999.

Net interest income was $47.3 million for the six months ended September 30, 2000, compared to $43.5 million for the comparable period of 1999. The increase in net interest income was attributable to $129.8 million increase in average interest earning-assets coupled with a 2 basis point increase in net interest spread from 2.85% for the six months ended September 30, 1999 to 2.87% for the comparable period of 2000.

Provision for loan losses was $2.5 million for the six months ended September 30, 2000 compared to $2.0 million for the comparable period of 1999.

Total non-interest income was $7.7 million for the six months ended September 30, 2000, compared to $7.8 million for the comparable period of 1999. Total non-interest expense was $27.4 million for the six months ended September 30, 2000, compared to $26.9 million for the comparable period of 1999.

Interest Income

Interest income was $119.2 million for the six months ended September 30, 2000, compared to $103.9 million for the comparable period of 1999. The $15.3 million increase in interest income was attributable to a 72 basis point increase in average yield on interest-earning assets, coupled with a $129.8 million increase in average interest-earning assets. The increase in average interest earnings assets was due to a $259.2 million increase in the average balance of loans receivable from $2.07 billion for the six months ended September 30, 1999 to $2.32 billion for the comparable period of 2000. The average aggregate balance of securities decreased $109.0 million from $652.0 million for the six months ended September 30, 1999 to $543.0 million for the comparable period of 2000 reflecting the Company's strategy of redeploying earnings assets from securities into loans receivable. During April 2000 the Bank received a $329,000 special dividend from the FHLB of San Francisco. This special dividend increased the average yield on interest-earning assets for the six months ended September 30, 2000 by 3 basis points.

The average yield on loans receivable, net increased 58 basis points from 7.87% for the six months ended September 30, 1999 to 8.45% for the comparable period of 2000. The increase in the average yield on loans receivable, net was attributable principally to a $241.9 million increase in the aggregate disbursed balance of the Four-C's from $601.5 million or 28 percent of loans receivable, net at September 30, 1999 to $843.4 million or 36 percent of loans receivable, net at September 30, 2000. Originations of the Four-C's accounted for 92% and 57% of total loan originations for the six months ended September 30, 2000 and 1999, respectively. An increase in the general level of interest rates also contributed to the increase in loan yields.

The average yield on securities was 6.77% for the six months ended September 30, 2000, compared to 6.27% for the comparable period of 1999. The increase in the average yield on securities reflects the impact of an increase in the general level of interest rates. The one year CMT and one month LIBOR averaged approximately 6.17% and 6.47% respectively for the six months ended September 30, 2000 compared to approximately 4.99% and 5.09% respectively for the comparable period of 1999. Amortization of premium, net of accretion of discounts was $457,000 (17 basis points) for the six months ended September 30, 2000 compared to $884,000 (27 basis points) for the comparable period of 1999.

Interest Expense

Interest expense was $71.9 million for the six months ended September 30, 2000, compared to $60.4 million for the comparable period of 1999. The $11.5 million increase in interest expense was attributable to a 70 basis point increase in the average cost of interest-bearing liabilities coupled with a $91.9 million increase in the balance of average interest-bearing liabilities from $2.65 billion for the six months ended September 30, 1999 to $2.74 billion for the comparable period of 2000. The 70 basis point increase in the average cost of interest-bearing liabilities reflects a 66 basis point increase in the average cost of deposits, a 77 basis point increase in the cost of FHLB advances, and an increase in the proportion of total interest-bearing liabilities comprised by C.D.'s and FHLB advances from 71% for the six months ended September 30, 1999 to 73% for the comparable period of 2000.

The increase in the average cost of deposits from 4.17% for the six months ended September 30, 1999 to 4.83% for the comparable period of 2000 reflects an increase in the general level of interest rates. The average balances of core deposits decreased $27.2 million from $767.4 million or 41% of average total deposits for the six months ended September 30, 1999 to $740.2 million or 39% of average total deposits for the comparable period of 2000. The average balance of total deposits increased $55.7 million from $1.85 billion for the six months ended September 30, 1999 to $1.91 billion for the comparable period of 2000. The change in deposit balances are net of $45.9 million of deposits (including $12.6 million of core deposits) sold in October 1999. The average cost of core deposits was 3.10% for the six months ended September 30, 2000, compared to 5.92% for C.D.'s.

The average cost of FHLB advances increased from 5.47% for the six months ended September 30, 1999, to 6.24% for the comparable period of 2000 reflecting the impact of the maturity or puts of advances coupled with an increase in the general level of interest rates.

Provision for Loan Losses

Provision for loan losses was $2.5 million for the six months ended September 30, 2000 compared to $2.0 million for the comparable period of 1999. See "Comparison of Financial Condition at September 30, 2000 and March 31, 2000."

Non-Interest Income

Non-interest income was $7.7 million for the six months ended September 30, 2000, compared to $7.8 million for the comparable period of 1999. Deposit and related fees decreased $175,000 from $4.7 million for the six months ended September 30, 1999 to $4.5 million for the comparable period of 2000. The decrease in deposit and related fees reflects the decrease in income from the sale of non-deposit investments from $799,000 for the six months ended September 30, 1999 to $600,000 for the comparable period of 2000. Trust fees increased from $1.0 million for the six months ended September 30, 1999 to $1.1 million for the comparable period of 2000

Non-Interest Expense

Non-interest expense was $27.4 million for the six months ended September 30, 2000, compared to $26.9 million for the comparable period of 1999. General and administrative expense was $27.4 million or, 1.82% of average assets for the six months ended September 30, 2000 compared to $27.0 or, 1.85% for the comparable period in 1999. Compensation and benefits expense was $14.8 million for the six months ended September 30, 2000 compared to $14.4 million for the comparable period in 1999. Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $2.7 million and $2.5 million for the six months ended September 30, 2000 and September 30, 1999, respectively.

Income Taxes

Income taxes were $10.7 million for the six months ended September 30, 2000, compared to $9.7 million for the comparable period of 1999. The effective tax rate was 42.6% for the three months ended September 30, 2000, compared to 43.3% for the comparable period of 1999.

Comparison of Financial Condition at September 30, 2000 and March 31, 2000

Total assets decreased $32.4 million from $3.03 billion at March 31, 2000 to $3.00 billion at September 30, 2000. Loans receivable, net increased $9.8 million from $2.33 billion at March 31, 2000 to $2.34 billion at September 30, 2000. Securities decreased $48.9 million from $555.4 million at March 31, 2000 to $506.6 million at September 30, 2000 reflecting the strategy discussed above of utilizing paydowns on securities to fund loan growth. The $9.8 million increase in loans receivable, net included a $106.9 million increase in the aggregate disbursed balance of the Four C's and a $102.6 million decrease in 1-4 family residential mortgages

Loan originations for the six months ended September 30, 2000 were $544.8 million, compared to $604.5 million for the comparable period of 1999. Loan principal payoffs and paydowns were $516.8 million for the six months ended September 30, 2000, compared to $392.8 million for the comparable period of 1999. Non-accrual loans increased from $5.4 million or 0.21% of gross loans at March 31, 2000 to $6.9 million or 0.27% of gross loans at September 30, 2000. Approximately $1.8 million, or 27 percent, of the non-accrual loans at September 30, 2000 is represented by Four-C's loan types. The 27 percent is well below 36 percent, which is the proportion of total loans receivable, net comprised by the aggregate disbursed balance of the Four-C's. Non-performing assets, which includes non-accrual loans, and foreclosed real estate, net of specific allowances, increased from $6.9 million or 0.23% of total assets at March 31, 2000 to $7.7 million or 0.26% of total assets at September 30, 2000.

The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends and the composition of the loan portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At September 30, 2000, the Bank's allowance for loan losses was $29.3 million or 1.14% of gross loans and 427.34% of non-accrual loans compared to $27.8 million or 1.09% of gross loans and 512.96% of non-accrual loans at March 31, 2000. The Bank will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three and six months ended September 30, 2000.

	Six Months Ended September 30,
	2000	1999
Beginning balance	$ 27,838	26,160
Provision for loan losses	2,502	2,000
Charge-offs	(1,057)	(1,680)
Recoveries	16	55
Ending balance	$ 29,299	26,535

Total liabilities decreased $51.2 million to $2.76 billion at September 30, 2000 from $2.81 billion at March 31, 2000. Deposits increased $27.7 million from $1.91 billion at March 31, 2000 to $1.93 billion at September 30, 2000. Core deposits increased $13.6 million from $739.2 million at March 31, 2000 to $752.7 million at September 30, 2000. FHLB advances were paid down by a net $90.0 million from $884.0 at March 31, 2000 to $794.0 million at September 30, 2000 utilizing the cash flows arising from the planned net reduction in 1-4 family residential mortgages coupled with paydowns of securities and deposit inflows provided.

Total stockholders' equity was $240.7 million at September 30, 2000 compared to $221.8 million at March 31, 2000. The $18.8 million increase in total stockholders' equity is comprised principally of a $13.0 million increase in retained earnings, substantially restricted, a $2.2 million increase in unearned stock-based compensation and a $2.8 million increase in accumulated other comprehensive loss. The $13.0 million increase in retained earnings, substantially restricted reflects the $14.4 million of net earnings for the six months ended September 30, 2000 partially offset by quarterly cash dividends of $0.06 per common share paid on June 30 and September 30, 2000. The $2.2 million increase in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP ($907,000) and 1996 Incentive Plan ($1.3 million).

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Effective with the quarter ended December 31, 1997 the required ratio is 4%. Prior to that the requirement was 5%. The Bank's average liquidity ratio was 4.77% for the six months ended September 30, 2000. Management attempts to maintain a liquidity ratio no higher than approximately 1% above the regulatory requirement. This reflects management's strategy of investing excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank invests in corporate securities when the yields thereon are more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities. The Bancorp has invested and will from time to time continue to invest in "non-rated" corporate debt and equity securities. Investments held at the Bancorp are not subject to the OTS regulatory restrictions applicable to the Bank.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $34.9 million and $12.8 million for the six months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $516.8 million and $392.8 million for the six months ended September 30, 2000 and 1999, respectively. Loans originated and purchased were $545.0 million and $604.5 million for the six months ended September 30, 2000 and 1999, respectively. Disbursements for purchases of mortgage-backed and other investment securities were zero and $28.1 million for the six months ended September 30, 2000 and 1999, respectively. Proceeds from the maturation of investment securities, paydowns of mortgage-backed securities and collateralized mortgage obligations were $52.4 million and $112.7 million for the six months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $27.7 million and $13.1 million for the six months ended September 30, 2000 and 1999, respectively. FHLB advances decreased $90.0 million and increased $20.0 million for the six months ended September 30, 2000 and 1999, respectively.

At September 30, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $219.9 million, or 7.36% of adjusted total assets, which is above the required level of $44.8 million, or 1.5%; core capital of $219.9 million, or 7.36 % of adjusted total assets, which is above the required level of $119.6 million, or 4.0%, and total risk-based capital of $245.7 million, or 11.76% of risk-weighted assets, which is above the required level of $167.1 million, or 8%.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2000 cash and short-term investments totaled $50.3 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At September 30, 2000, the Bank has $794.0 million of FHLB advances outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At September 30, 2000, the Bank had outstanding commitments to originate and purchase loans of $273.1 million and zero, respectively, compared to $387.1 million and zero, respectively, at September 30, 2000 and 1999. At September 30, 2000, and 1999 the Company had no outstanding commitments to purchase mortgage-backed securities and other investment securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2000 totaled $1.05 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 2000 Form 10-K, as there has been no significant changes in these disclosures during the six months ended September 30, 2000.

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

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders
Election of Directors of the Company for three year terms:	Number of Votes For	Number of Votes Withheld

Jil H. Stark	10,355,497	285,135

	Number of Votes For	Number of Votes Against	Number of Votes Abstaining
Ratification of KPMG LLP as the Company's independent auditors	10,508,953	5,507	126,172

Item 5. Other Information

None

Item 6. Reports on Form 8-K.
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

PFF BANCORP, INC.

DATED: November 10, 2000                     BY:/s/ LARRY M. RINEHART
                                                                           Larry M. Rinehart
                                                                          President, Chief Executive Officer
                                                                          and Director

DATED: November 10, 2000                     BY:/s/ GREGORY C. TALBOTT
                                                                          Gregory C. Talbott
                                                                         Executive Vice President, Chief
                                                                         Financial Officer and Treasurer