Form 10-Q
period 2000-12-31
PFF BANCORP INC
filed 2001-02-14
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

or

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
Yes X   No__ .

    The registrant had 13,218,931 shares of common stock, par value $.01 per share, outstanding as of February 9, 2001.

PFF BANCORP, INC. AND SUBSIDIARY
Form 10-Q
Index

PART 1 - FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2000	March 31, 2000
Assets
Cash and cash equivalents	$ 56,306	$ 35,131
Loans held for sale at lower of cost or fair value (net of valuation allowance)	1,642	7,362
Investment securities held-to-maturity (estimated fair value of $754 at December 31, 2000 and $719 at March 31, 2000)	702	701
Investment securities available-for-sale, at fair value	87,917	87,810
Mortgage-backed securities available-for-sale, at fair value	316,982	381,277
Collateralized mortgage obligations available-for-sale, at fair value	82,974	85,653
Trading securities, at fair value	2,835	4,318
Investments in real estate	-	4,928
Loans receivable, net	2,332,009	2,326,702
Federal Home Loan Bank (FHLB) stock, at cost	47,090	44,550
Accrued interest receivable	19,843	18,584
Real estate acquired through foreclosure, net	774	1,466
Property and equipment, net	22,807	22,374
Prepaid expenses and other assets	13,226	13,167
Total assets	$ 2,985,107	$ 3,034,023

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 1,960,399	$ 1,906,534
FHLB advances	745,000	884,000
Accrued expenses and other liabilities	32,494	21,658
Total liabilities	2,737,893	2,812,192
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,061,496 and 20,012,972; outstanding 13,218,029 and 13,314,505 at December 31 and March 31, 2000, respectively	200	200
Additional paid-in capital	131,224	131,370
Retained earnings, substantially restricted	131,287	113,521
Unearned stock-based compensation	(10,097)	(13,303)
Treasury stock (6,843,467 at December 31 and 6,698,467 at March 31, 2000)	(68)	(67)
Accumulated other comprehensive loss	(5,332)	(9,890)
Total stockholders' equity	247,214	221,831
Total liabilities and stockholders' equity	$ 2,985,107	$ 3,034,023

            See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2000	1999	2000	1999
Interest income:
Mortgage loans	$ 43,828	$ 39,253	$ 128,592	$ 112,705
Non-mortgage loans	7,584	4,699	20,968	12,469
Mortgage-backed securities	5,390	6,700	17,138	21,534
Collateralized mortgage obligations	1,629	1,493	4,893	4,375
Investment securities and deposits	3,109	2,546	9,116	7,480
Total interest income	61,540	54,691	180,707	158,563
Interest expense:
Interest on deposits	24,646	19,725	70,716	58,414
Interest on borrowings	12,238	12,392	38,048	34,101
Total interest expense	36,884	32,117	108,764	92,515
Net interest income	24,656	22,574	71,943	66,048
Provision for loan losses	1,251	1,000	3,753	3,000
Net interest income after provision for loan losses	23,405	21,574	68,190	63,048
Non-interest income:
Deposit and related fees	2,178	2,233	6,723	6,953
Loan and servicing fees	822	1,152	2,586	2,615
Trust fees	237	541	1,329	1,578
Gain on sales of assets, net	120	(173)	464	(75)
Gain(loss) on trading securities, net	(773)	777	(1,020)	905
Other non-interest income	11	1,492	259	1,849
Total non-interest income	2,595	6,022	10,341	13,825
Non-interest expense:
General and administrative:
Compensation and benefits	7,882	7,360	22,637	21,744
Occupancy and equipment	3,071	2,889	8,843	8,646
Marketing and professional services	1,728	1,202	4,130	3,607
Other non-interest expense	2,012	2,472	6,455	6,939
Total general and administrative	14,693	13,923	42,065	40,936
Foreclosed real estate operations, net	(320)	(51)	(332)	(207)
Total non-interest expense	14,373	13,872	41,733	40,729
Earnings before income taxes	11,627	13,724	36,798	36,144
Income taxes	4,908	5,880	15,635	15,580
Net earnings	$ 6,719	$ 7,844	$ 21,163	$ 20,564

Basic earnings per share	$ 0.57	$ 0.65	$ 1.82	$ 1.68
Weighted average shares outstanding for basic earnings per share calculation	11,692,108	12,095,794	11,655,825	12,256,535
Diluted earnings per share	$ 0.52	$ 0.59	$ 1.66	$ 1.54
Weighted average shares outstanding for diluted earnings per share calculation	12,909,442	13,324,001	12,741,459	13,381,561

       See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2000	1999	2000	1999
Net earnings	$ 6,719	$ 7,844	$ 21,163	$ 20,564
Other comprehensive earnings (losses), net of income taxes
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	140	25	1,541	(1,434)
Collateralized mortgage obligations available-for-sale, at fair value	291	(41)	475	(622)
Mortgage-backed securities available-for-sale, at fair value	1,167	(966)	2,854	(5,113)
Reclassification of realized (gains)losses included in earnings	156	57	(312)	119
Other comprehensive earnings (losses)	1,754	(925)	4,558	(7,050)
Comprehensive earnings	$ 8,473	$ 6,919	$ 25,721	$ 13,514

   See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Earnings(Loss)	Total
Balance at March 31, 2000	13,314,505	$ 200	$ 131,370	$ 113,521	$ (13,303)	$ (67)	$ (9,890)	$ 221,831
Net earnings	-	-	-	21,163	-	-	-	21,163
Purchase of treasury stock	(145,000)	-	(1,449)	(1,117)	-	(1)	-	(2,567)
Amortization of shares under stock-based compensation plans	-	-	920	-	3,206	-	-	4,126
Stock options exercised	48,524	-	383	-	-	-	-	383
Dividends	-	-	-	(2,280)	-	-	-	(2,280)
Changes in unrealized losses on securities available for sale, net	-	-	-	-	-	-	4,558	4,558
Balance at December 31, 2000	13,218,029	$ 200	$ 131,224	$ 131,287	$ (10,097)	$ (68)	$ (5,332)	$ 247,214

   See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2000	1999
Cash flows from operating activities:
Net earnings	$ 21,163	$ 20,564
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	1,081	1,980
Amortization of deferred loan origination fees	40	526
Loan fees collected	215	(2,120)
Dividends on FHLB stock	(2,540)	(1,841)
Provisions for losses on loans	3,753	3,000
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(474)	(1,380)
Proceeds from sale of trading securities	476	1,700
(Gains) losses on trading securities	1,020	(905)
Depreciation and amortization of property and equipment	2,616	2,750
Loans originated for sale	(13,700)	(29,692)
Proceeds from sale of loans held-for-sale	19,649	22,578
Amortization of unearned stock-based compensation	4,126	3,477
Increase in accrued expenses and other liabilities	7,802	2,982
Increase in:
Accrued interest receivable	(1,259)	(704)
Prepaid expenses and other assets	(59)	(2,934)
Net cash provided by operating activities	43,909	19,981
Cash flows from investing activities:
Loans originated for investment	(820,366)	(932,801)
Increase in construction loans in process	28,999	56,103
Purchases of loans held for investment	(256)	(50)
Principal payments on loans	781,220	631,763
Principal payments on mortgage-backed securities held-to-maturity	-	552
Principal payments on mortgage-backed securities available-for-sale	67,427	103,614
Principal payments on collateralized mortgage obligations available-for-sale	3,443	14,968
Purchases of investment securities available-for-sale	-	(28,066)
Purchases of FHLB stock	-	(1,974)
Redemption of FHLB stock	-	10,188
	(Continued)

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2000	1999
Proceeds from maturities of investment securities available-for-sale	$ -	$ 22,615
Proceeds from sale of investment securities available-for-sale	1,951	10,626
Proceeds from sale of real estate	2,341	7,166
Investment in or proceeds from real estate held for investment	5,155	143
Purchases of property and equipment	(3,049)	(1,176)
Proceeds from sale of property and equipment	-	933
Net cash (used in) provided by investing activities	66,865	(105,396)
Cash flows from financing activities:
Proceeds from FHLB advances	494,800	551,500
Repayment of FHLB advances	(633,800)	(451,500)
Net change in deposits	53,865	8,799
Proceeds from exercise of stock options	383	318
Cash dividends	(2,280)	(1,546)
Purchase of treasury stock	(2,567)	(34,767)
Net cash (used in) provided by financing activities	(89,599)	72,804
Net increase (decrease) in cash and cash equivalents	21,175	(12,611)
Cash and cash equivalents, beginning of period	35,131	63,790
Cash and cash equivalents, end of period	$ 56,306	$ 51,179
Supplemental information:
Interest paid, including interest credited	$ 106,691	$ 94,044
Income taxes paid	13,900	11,700
Non-cash investing and financing activities:
Change in unrealized gain (loss) on securities
available-for-sale	7,873	(12,155)
Net transfers from loans receivable to real estate acquired through foreclosure	1,613	3,670

                     See accompanying notes to the unaudited consolidated financial statements.

(1) Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. (the "Bancorp") and its subsidiary PFF Bank & Trust (collectively, "the Company"). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc (collectively "the Bank"). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. and PFF Financial Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2001.

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

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140") to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. Management plans to implement the disclosure requirements of SFAS No. 140 in 2001 and is currently evaluating the impact of implementation of SFAS No. 140 on the Company's financial position and results of operations.

In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. Management plans to implement the disclosure requirements of FIN 44 in 2001 and is currently evaluating the impact of implementation of FIN 44 on the Company's financial position and results of operations.

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

	For the Three Months Ended December 31,
	2000(1)			1999(2)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Net Earnings	$ 6,719			$ 7,844
Basic EPS
Earnings available to common stockholders	6,719	11,692,108	$ 0.57	7,844	12,095,794	$ 0.65
Effect of Dilutive Securities
Options and Stock Awards	-	1,217,334		-	1,228,207
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 6,719	12,909,442	$ 0.52	$ 7,844	13,324,001	$ 0.59

(1) Options to purchase 10,094 shares of common stock at a weighted average price of $20.93 per share were outstanding during the three month period ending December 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at December 31, 2000.

(2) Options to purchase 2,612 shares of common stock at a weighted average price of $21.88 per share were outstanding during the three month period ending December 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on November 23, 2004, were still outstanding at December 31, 1999.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements - Continued

	For the Nine Months Ended December 31,
	2000(1)			1999(2)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Net Earnings	$ 21,163			$ 20,564
Basic EPS
Earnings available to common stockholders	21,163	11,655,825	$ 1.82	20,564	12,256,535	$ 1.68

Effect of Dilutive Securities
Options and Stock Awards	-	1,085,634		-	1,125,026

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 21,163	12,741,459	$ 1.66	$ 20,564	13,381,561	$ 1.54

(1) Options to purchase 20,548 shares of common stock at a weighted average price of $19.55 per share were outstanding during the nine month period ending December 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at December 31, 2000.

(2) Options to purchase 10,094 shares of common stock at a weighted average price of $20.93 per share were outstanding during the nine month period ending December 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at December 31, 1999.

PFF BANCORP, INC. AND SUBSIDIARY
Item 2: Management's Discussion and Analysis of Financial Condition and Operation

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended December 31, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended December 31,
	2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 29,566	$ 464	6.23%	$ 28,989	$ 334	4.57%
Investment securities, net	95,692	1,854	7.69	98,896	1,660	6.66
Loans receivable, net	2,331,794	51,412	8.82	2,221,594	43,952	7.91
Mortgage-backed securities, net	326,110	5,390	6.61	416,946	6,700	6.43
Collateralized mortgage obligations, net	85,442	1,629	7.63	89,912	1,493	6.64
FHLB stock	46,829	791	6.70	41,993	552	5.22
Total interest-earning assets	2,915,433	61,540	8.44	2,898,330	54,691	7.55
Non-interest-earning assets	69,305			98,059
Total assets	$2,984,738			$2,996,389

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 126,480	693	2.17	$ 139,945	781	2.21
Money market accounts	388,767	4,838	4.94	405,300	4,325	4.23
NOW and other demand deposit accounts	244,690	562	0.91	216,350	342	0.63
Certificate accounts	1,178,254	18,553	6.25	1,091,698	14,277	5.19
Total	1,938,191	24,646	5.04	1,853,293	19,725	4.22
FHLB advances and other	760,688	12,238	6.38	871,928	12,392	5.65
Total interest-bearing liabilities	2,698,879	36,884	5.42	2,725,221	32,117	4.68
Non-interest-bearing liabilities	41,248			46,262
Total liabilities	2,740,127			2,771,483
Stockholders' equity	244,611			224,906
Total liabilities and stockholders' equity	$2,984,738			$2,996,389
Net interest income		$ 24,656			$ 22,574
Net interest spread			3.02			2.87
Effective interest spread			3.38			3.12
Ratio of interest-earning assets to interest-bearing liabilities	108.02%			106.35%

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis of Financial Condition and Operation - Continued

Average Balance Sheets

The following table sets forth certain information relating to the Company for the nine months ended December 31, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Nine Months Ended December 31,
	2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 26,112	$ 1,165	5.92%	$ 40,398	$ 1,376	4.52%
Investment securities, net	95,484	5,205	7.24	90,954	4,376	6.41
Loans receivable, net	2,326,782	149,560	8.57	2,117,229	125,174	7.88
Mortgage-backed securities, net	348,697	17,138	6.55	451,508	21,534	6.36
Collateralized mortgage obligations, net	86,833	4,893	7.51	93,931	4,373	6.21
FHLB stock	46,033	2,746	7.92	43,579	1,730	5.27
Total interest-earning assets	2,929,941	180,707	8.22	2,837,599	158,563	7.45
Non-interest-earning assets	66,172			108,333
Total assets	$2,996,113			$2,945,932

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 130,749	2,151	2.18	$ 142,998	2,412	2.24
Money market accounts	381,467	14,021	4.88	409,552	13,345	4.32
NOW and other demand deposit accounts	235,050	1,398	0.79	211,436	1,023	0.64
Certificate accounts	1,171,605	53,146	6.02	1,087,882	41,634	5.08
Total	1,918,871	70,716	4.89	1,851,868	58,414	4.19
FHLB advances and other	806,580	38,048	6.26	820,063	34,101	5.53
Total interest-bearing liabilities	2,725,451	108,764	5.30	2,671,931	92,515	4.60
Non-interest-bearing liabilities	35,726			49,310
Total liabilities	2,761,177			2,721,241
Stockholders' equity	234,936			224,691
Total liabilities and stockholders' equity	$2,996,113			$2,945,932
Net interest income before provision for loan losses		$ 71,943			$ 66,048
Net interest spread			2.92			2.85
Effective interest spread			3.27			3.10
Ratio of interest-earning assets to interest-bearing liabilities	107.50%			106.20%

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

	Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999				Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 7	121	2	130	$ (487)	427	(151)	(211)
Investment securities, net	(54)	256	(8)	194	219	562	48	829
Loans receivable, net	2,180	5,030	250	7,460	12,389	10,916	1,081	24,386
Mortgage-backed securities, net	(1,460)	191	(41)	(1,310)	(4,903)	657	(150)	(4,396)
Collateralized mortgage obligations, net	(74)	221	(11)	136	(330)	920	(70)	520
FHLB stock	64	157	18	239	97	869	50	1,016
Total interest-earning assets	663	5,976	210	6,849	6,985	14,351	808	22,144
Interest-bearing liabilities:
Savings accounts	(75)	(13)	0	(88)	(207)	(61)	7	(261)
Money market accounts	(176)	722	(33)	513	(914)	1,723	(133)	676
NOW and other demand deposit Accounts	45	153	22	220	114	238	23	375
Certificate accounts	1,132	2,909	235	4,276	3,204	7,711	597	11,512
FHLB advances	(1,585)	1,602	(171)	(154)	(562)	4,490	19	3,947
Total interest-bearing liabilities	(659)	5,373	53	4,767	1,635	14,101	513	16,249
Change in net interest income	$1,322	603	157	2,082	$ 5,350	250	295	5,895

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

Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999

General

The Company recorded net earnings of $6.7 million or $0.52 per diluted share for the three months ended December 31, 2000 compared to net earnings of $7.8 million or $0.59 per diluted share for the comparable period of 1999. Net earnings for the three months ended December 31, 1999 include an after tax gain of approximately $845,000 or $0.06 per diluted share from the Bank's sale of one of its full service banking branches along with $45.9 million of deposits domiciled therein. The Company's core earnings (defined as net earnings excluding the after tax impact of gain on branch sale and trading portfolio activity) improved to $7.2 million or $0.56 per diluted share for the three months ended December 31, 2000 from $6.6 million or $0.49 per diluted share for the comparable period of 1999.

Net interest income was $24.7 million for the three months ended December 31, 2000 compared to $22.6 million for the comparable period of 1999. The increase in net interest income was attributable to a 15 basis point increase in net interest spread from 2.87% for the three months ended December 31, 1999 to 3.02% for the comparable period of 2000 coupled with a $17.1 million increase in average interest-earning assets.

Provision for loan losses was $1.3 million for the three months ended December 31, 2000 compared to $1.0 million for the comparable period of 1999.

Total non-interest income was $2.6 million for the three months ended December 31, 2000 compared to $6.0 million for the comparable period of 1999. Non-interest income excluding the gain on branch sale and trading portfolio activity ("core non-interest income") was $3.4 million for the three months ended December 31, 2000 compared to $3.8 million for the comparable period of 1999. Total non-interest expense was $14.4 million for the three months ended December 31, 2000 compared to $13.9 million for the comparable period of 1999.

Interest Income

Interest income was $61.5 million for the three months ended December 31, 2000 compared to $54.7 million for the comparable period of 1999. The $6.8 million increase in interest income was attributable to a 89 basis point increase in average yield on interest-earning assets from 7.55% for the three months ended December 31, 1999 to 8.44% for the comparable period of 2000 coupled with a $17.1 million increase in average interest-earning assets. The increase in average yield on interest-earning assets reflects the positive impact of the Company's strategy of emphasizing the origination of tract construction, commercial business, commercial real estate and consumer loans (collectively the "Four-C's"), de-emphasizing traditional 1-4 family residential mortgage lending and allowing mortgage-backed securities, collateralized mortgage obligations and other investment securities (collectively "securities") to pay down. The increase in average yield on interest-earning assets also reflects an increase in the general level of interest rates.

The average yield on loans receivable, net increased 91 basis points from 7.91% for the three months ended December 31, 1999 to 8.82% for the comparable period of 2000. The increase in the average yield on loans receivable, net was attributable principally to a $243.1 million increase in the average aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the Four-C's) from $614.1 million or 28 percent of average loans receivable, net for the three months ended December 31, 1999 to $864.8 million or 37 percent of loans receivable, net for the comparable period of 2000. An increase in the general level of interest rates also contributed to the increase in loan yields.

The average yield on securities was 7.00% for the three months ended December 31, 2000 compared to 6.50% for the comparable period of 1999. The increase in the average yield on securities reflects the impact of an increase in the general level of interest rates. The one-year Constant Maturity Treasury (CMT) and one month London Inter Bank Offered Rate (LIBOR) averaged approximately 5.90% and 6.67% respectively for the three months ended December 31, 2000 compared to approximately 5.61% and 5.58%, respectively for the comparable period of 1999. Amortization of premiums net of accretion of discounts was $184,000 (15 basis points) for the three months ended December 31, 2000 compared to $249,000 (16 basis points) for the comparable period of 1999.

The increase in average interest-earning assets was due to a $110.2 million increase in the average balance of loans receivable, net from $2.22 billion for the three months ended December 31, 1999 to $2.33 billion for the comparable period of 2000. The average aggregate balance of securities decreased $98.5 million from $605.8 million for the three months ended December 31, 1999 to $507.2 million for the comparable period of 2000.

Interest Expense

Interest expense was $36.9 million for the three months ended December 31, 2000 compared to $32.1 million for the comparable period of 1999. The $4.8 million increase in interest expense was attributable to a 74 basis point increase in the average cost of interest-bearing liabilities from 4.68 % for the three months ended December 31, 1999 to 5.42 % for the comparable period of 2000 partially offset by a $26.3 million decrease in average interest-bearing liabilities from $2.73 billion for the three months ended December 31, 1999 to $2.70 billion for the comparable period of 2000. The 74 basis point increase in the average cost of interest-bearing liabilities reflects an 82 basis point increase in the average cost of deposits and a 73 basis point increase in the cost of FHLB advances. The proportion of total interest-bearing liabilities comprised by deposits increased from 68% for the three months ended December 31, 1999 to 72% for the comparable period of 2000.

The increase in the average cost of deposits from 4.22% for the three months ended December 31, 1999 to 5.04% for the comparable period of 2000 reflects an increase in the general level of interest rates. The average balances of money market, savings and NOW accounts (collectively, "core deposits") decreased $1.7 million from $761.6 million or 41% of average total deposits for the three months ended December 31, 1999 to $760.0 million or 39% of average total deposits for the comparable period of 2000. The average balance of total deposits increased $84.9 million from $1.85 billion for the three months ended December 31, 1999 to $1.94 billion for the comparable period of 2000. The average costs of core deposits and C.D.'s were 3.18% and 6.25% for the three months ended December 31, 2000 compared to 2.84% and 5.19% for the comparable period of 1999.

The average cost of FHLB advances and other increased from 5.65% for the three months ended December 31, 1999 to 6.38% for the comparable period of 2000 reflecting an increase in the general level of interest rates coupled with the Bank's utilization of putable fixed rate advances. Under the putable advance program, in exchange for a favorable interest rate on the borrowing, the Bank granted to the FHLB an option to "put" the advance back to the Bank at specified "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, the Bank obtained funds below the cost of non-putable FHLB advances of comparable final maturity. In exchange for this favorable funding rate, the Bank is exposed to the risk that the advance is put back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a borrowing at a less advantageous cost. Between December 31, 1999 and December 31, 2000, $160.0 million of putable FHLB advances with a weighted average interest rate of 5.56% were put back to the Bank. Of the $160.0 million put back, $105.0 million was "rolled" into non-putable advances at a weighted average interest rate of 6.34%. The Bank has not initiated any new putable borrowings since May 1998. At December 31, 2000 the Bank's putable borrowings totaled $165.0 million.

Provision for Loan Losses

Provision for loan losses was $1.3 million for the three months ended December 31, 2000 compared to $1.0 million for the comparable period of 1999. See "Comparison of Financial Condition at December 31, 2000 and March 31, 2000".

Non-Interest Income

Core non-interest income was $3.4 million for the three months ended December 31, 2000, compared to $3.8 million for the comparable period of 1999. Loan and servicing fees of $1.2 million for the three months ended December 31, 1999 includes a $446,000 prepayment fee received on a commercial loan payoff. Deposit and related fees were $2.2 million for both the three months ended December 31, 1999 and 2000. The decrease in trust fees from $541,000 for the three months ended December 31, 1999 to $237,000 for the comparable period of 2000 reflects a $291,000 downward fee adjustment recorded during December 2000 applicable to fees charged between March 1998 and September 2000. Assets under custody or management decreased from $261.6 million at December 31, 1999 to $258.4 million at December 31, 2000. Excluding the large non-recurring loan prepayment fee and the trust fee adjustment, core non-interest income would have increased $328,000 between the three months ended December 31, 1999 and 2000.

Non-Interest Expense

Non-interest expense was $14.4 million for the three months ended December 31, 2000, compared to $13.9 million for the comparable period of 1999. General and administrative expense was $14.7 million or, on an annualized basis, 1.97% of average assets for the three months ended December 31, 2000 compared to $13.9 million or, on an annualized basis, 1.86% of average assets for the comparable period in 1999.

Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $1.4 million for the three months ended December 31, 2000 compared to $986,000 for the comparable period of 1999.

Amortization of goodwill associated with the Bank's acquisition of its trust and investment services department in January 1995 was $81,000 for both the three months ended December 31, 2000 and 1999. At December 31, 2000, the unamortized goodwill balance is $1.7 million.

Foreclosed real estate operations, net for the three months ended December 31, 2000, includes a $315,000 judgement received from a borrower reimbursing the Bank for losses sustained in prior years upon sale of several multi-family property foreclosures.

Income Taxes

Income taxes were $4.9 million for the three months ended December 31, 2000, compared to $5.9 million for the comparable period of 1999. The effective tax rate was 42.2% for the three months ended December 31, 2000, and 42.8% for the comparable period of 1999.

Comparison of Operating Results for the Nine Months Ended December 31, 2000 and 1999

General

The Company recorded net earnings of $21.2 million or $1.66 per diluted share for the nine months ended December 31, 2000 compared to net earnings of $20.6 million or $1.54 per diluted share for the comparable period of 1999. Net earnings for the nine months ended December 31, 1999 included the after tax gain of approximately $845,000 or $0.06 per diluted share from the branch sale discussed earlier. The Company's core earnings improved to $21.6 million or $1.69 per diluted share for the nine months ended December 31, 2000 from $19.2 million or $1.44 per diluted share for the comparable period of 1999.

Net interest income was $71.9 million for the nine months ended December 31, 2000, compared to $66.0 million for the comparable period of 1999. The increase in net interest income was attributable to $92.3 million increase in average interest earning-assets coupled with a 7 basis point increase in net interest spread from 2.85% for the nine months ended December 31, 1999 to 2.92% for the comparable period of 2000.

Provision for loan losses was $3.8 million for the nine months ended December 31, 2000 compared to $3.0 million for the comparable period of 1999.

Total non-interest income was $10.3 million for the nine months ended December 31, 2000, compared to $13.8 million for the comparable period of 1999. Core non-interest income was $11.4 million for the nine months ended December 31, 2000 compared to $11.5 million for the comparable period of 1999. Total non-interest expense was $41.7 million for the nine months ended December 31, 2000, compared to $40.7 million for the comparable period of 1999.

Interest Income

Interest income was $180.7 million for the nine months ended December 31, 2000, compared to $158.6 million for the comparable period of 1999. The $22.1 million increase in interest income was attributable to a 77 basis point increase in average yield on interest-earning assets from 7.45% for the nine months ended December 31, 1999 to 8.22% for the comparable period of 2000, coupled with a $92.3 million increase in average interest-earning assets.

The average yield on loans receivable, net increased 69 basis points from 7.88% for the nine months ended December 31, 1999 to 8.57% for the comparable period of 2000. The increase in the average yield on loans receivable, net was attributable to a $250.7 million increase in the average aggregate disbursed balance of the Four-C's coupled with an increase in the general level of interest rates. Originations of the Four-C's accounted for 92% and 62% of total loan originations for the nine months ended December 31, 2000 and 1999, respectively.

The average yield on securities was 6.83% for the nine months ended December 31, 2000, compared to 6.35% for the comparable period of 1999. The increase in the average yield on securities reflects the impact of an increase in the general level of interest rates. The one-year CMT and one-month LIBOR averaged approximately 6.08% and 6.60% respectively for the nine months ended December 31, 2000 compared to approximately 5.22% and 5.30% respectively for the comparable period of 1999. Amortization of premium, net of accretion of discounts was $641,000 (16 basis points) for the nine months ended December 31, 2000 compared to $1.1 million (24 basis points) for the comparable period of 1999.

During April 2000, the Bank received a $329,000 special dividend from the FHLB of San Francisco. This special dividend increased the average yields on FHLB stock and total interest-earning assets for the nine months ended December 31, 2000 by 95 basis points and 1 basis point, respectively.

The average balance of loans receivable, net increased $209.6 million from $2.12 billion for the nine months ended December 31, 1999 to $2.33 billion for the comparable period of 2000. The aggregate average disbursed balance of the Four-C's was $808.1 million or 35% of average total loans receivable, net for the nine months ended December 31, 2000 compared to $551.3 million or 26% of average total loans receivable, net for the comparable period of 1999. The average aggregate balance of securities decreased $105.4 million from $636.4 million for the nine months ended December 31, 1999 to $531.0 million for the comparable period of 2000 reflecting the Company's strategy of utilizing paydowns and payoffs from securities to repay FHLB advances and fund growth in loans receivable.

Interest Expense

Interest expense was $108.8 million for the nine months ended December 31, 2000, compared to $92.5 million for the comparable period of 1999. The $16.2 million increase in interest expense was attributable to a 70 basis point increase in the average cost of interest-bearing liabilities from 4.60% for the nine months ended December 31, 1999 to 5.30% for the comparable period of 2000, coupled with a $53.5 million increase in average interest-bearing liabilities from $2.67 billion for the nine months ended December 31, 1999 to $2.73 billion for the comparable period of 2000. The 70 basis point increase in the average cost of interest-bearing liabilities reflects a 70 basis point increase in the average cost of deposits, a 73 basis point increase in the average cost of FHLB advances and other, and an increase in the proportion of total interest-bearing liabilities comprised by deposits from 69% for the nine months ended December 31, 1999 to 70% for the comparable period of 2000.

The increase in the average cost of deposits from 4.19% for the nine months ended December 31, 1999 to 4.89%

for the comparable period of 2000 reflects an increase in the general level of interest rates. The average balance of core deposits decreased $16.7 million from $764.0 million, or 41% of average total deposits, for the nine months ended December 31, 1999 to $747.3 million, or 39% of average total deposits, for the comparable period of 2000. The average balance of total deposits increased $67.0 million from $1.85 billion for the nine months ended December 31, 1999 to $1.92 billion for the comparable period of 2000. The changes in deposit balances are net of $45.9 million of deposits (including $12.6 million of core deposits) sold in October 1999. The average costs of core deposits and C.D.'s were 3.12% and 6.02% for the nine months ended December 31, 2000, compared to 2.91% and 5.08% for the comparable period of 1999.

The average cost of FHLB advances and other increased from 5.53% for the nine months ended December 31, 1999, to 6.26% for the comparable period of 2000 reflecting the impact of renewals or puts of advances coupled with an increase in the general level of interest rates.

Provision for Loan Losses

Provision for loan losses was $3.8 million for the nine months ended December 31, 2000 compared to $3.0 million for the comparable period of 1999. See "Comparison of Financial Condition at December 31, 2000 and March 31, 2000."

Non-Interest Income

Non-interest income was $10.3 million for the nine months ended December 31, 2000 compared to $13.8 million for the comparable period of 1999. Excluding the $1.5 million gain on branch sale in October 1999 and trading portfolio activity ($905,000 of net gains in 1999 and $1.0 million of net losses in 2000), core non-interest income was $11.4 million for the nine months ended December 31, 2000, compared to $11.5 million for the comparable period of 1999. Deposit and related fees decreased $230,000 from $7.0 million for the nine months ended December 31, 1999 to $6.7 million for the comparable period of 2000. The decrease in deposit and related fees reflects the decrease in income from the sale of non-deposit investments from $1.1 million for the nine months ended December 31, 1999 to $820,000 for the comparable period of 2000. The decrease in trust fees from $1.6 million for the nine months ended December 31, 1999 to $1.3 million for the comparable period of 2000 reflects the $291,000 non-recurring downward fee adjustment noted earlier. Excluding the $446,000 loan prepayment fee received during the nine months ended December 31, 1999 and the trust fee adjustment, core non-interest income would have increased $646,000 between the nine months ended December 31, 1999 and 2000.

Non-Interest Expense

Non-interest expense was $41.7 million for the nine months ended December 31, 2000, compared to $40.7 million for the comparable period of 1999. General and administrative expense was $42.1 million or, on an annualized basis, 1.87% of average assets for the nine months ended December 31, 2000 compared to $40.9 million or, on an annualized basis, 1.85% of average assets for the comparable period in 1999. Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the ESOP and 1996 Incentive Plan of $4.1 million and $3.5 million for the nine months ended December 31, 2000 and December 31, 1999, respectively. Foreclosed real estate operations net for the nine months ended December 31, 2000 includes the $315,000 recovery noted earlier.

Income Taxes

Income taxes were $15.6 million for both the nine months ended December 31, 1999 and 2000. The effective tax rate was 42.5% for the nine months ended December 31, 2000, compared to 43.1% for the comparable period of 1999.

Comparison of Financial Condition at December 31, 2000 and March 31, 2000

Total assets decreased $48.9 million from $3.03 billion at March 31, 2000 to $2.99 billion at December 31, 2000. Loans receivable, net increased $5.3 million to $2.33 billion at December 31, 2000. Securities decreased $66.9 million from $555.4 million at March 31, 2000 to $488.6 million at December 31, 2000 reflecting the strategy discussed above of utilizing paydowns on securities to fund loan growth and paydown FHLB advances. The $5.3 million increase in loans receivable, net included a $153.5 million increase in the aggregate disbursed balance of the Four C's and a $149.5 million decrease in 1-4 family residential mortgages

Loan originations for the nine months ended December 31, 2000 were $834.1 million, compared to $962.5 million for the comparable period of 1999. Loan principal payoffs and paydowns were $781.2 million for the nine months ended December 31, 2000, compared to $631.8 million for the comparable period of 1999. Non-accrual loans increased from $5.4 million, or 0.21% of gross loans, at March 31, 2000 to $10.9 million, or 0.42% of gross loans, at December 31, 2000. Expressed in dollars and as a percent of the gross balance of each loan category, the distribution of non-accrual loans by type as of December 31, 2000 is as follows: 1-4 family residential $6.8 million or 0.49%, construction and land $3.0 million or 0.52%, commercial real estate zero, commercial business $263,000 or 0.20% and consumer $890,000 or 0.55%. The primary reason for the increase in non-accrual loans at December 31, 2000 is one $3.0 million construction loan that was placed on non-accrual status during the current quarter. The Company has a total of $29.0 million in loans outstanding on a 296 home residential development project in northern Los Angeles County with an aggregate commitment of $34.6 million. The phased build-out and sale of the project is expected to be completed in the fourth quarter of calendar 2002. The project has incurred cost overruns and construction delays, which have caused the Company to determine that one of its outstanding loans in the amount of $3.0 million is impaired. Management has determined that given the current status of the project and the structure of this loan, it is doubtful that the Company will collect all principal and interest due in accordance with the contractual terms of this loan. Therefore, it has placed this loan on non-accrual status and considered the effect of its impairment in determining the allowance for loan losses as of December 31, 2000. The Company has determined that it is still probable that it will collect all amounts contractually due on the remaining $26.0 million of loans outstanding on this project. Management is continuing to closely monitor the status of these loans. Non-performing assets, which includes non-accrual loans, and foreclosed real estate, net of specific allowances, increased from $6.9 million, or 0.23% of total assets, at March 31, 2000 to $11.7 million, or 0.39% of total assets, at December 31, 2000.

The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable, which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends and the composition of the loan portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At December 31, 2000, the Company's allowance for loan losses was $30.2 million or 1.17% of gross loans and 276.04% of non-accrual loans compared to $27.8 million or 1.09% of gross loans and 512.96% of non-accrual loans at March 31, 2000. The Bank will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three and nine months ended December 31, 2000.

	Nine Months Ended December 31,
	2000	1999
Beginning balance	$ 27,838	26,160
Provision for loan losses	3,753	3,000
Charge-offs	(1,451)	(2,156)
Recoveries	28	62
Ending balance	$ 30,168	27,066

Total liabilities decreased $74.3 million from $2.81 billion at March 31, 2000 to $2.74 billion at December 31, 2000. Deposits increased $53.9 million from $1.91 billion at March 31, 2000 to $1.96 billion at December 31, 2000. Core deposits increased $26.5 million from $739.2 million at March 31, 2000 to $765.6 million at December 31, 2000. FHLB advances were paid down by $139.0 million to $745.0 million at December 31, 2000 utilizing the cash flows arising from the planned net reduction in 1-4 family residential mortgages coupled with paydowns of securities and deposit inflows.

Total stockholders' equity was $247.2 million at December 31, 2000 compared to $221.8 million at March 31, 2000. The $25.4 million increase in total stockholders' equity is comprised principally of a $146,000 net decrease in additional paid-in-capital, a $17.8 million increase in retained earnings, substantially restricted, a $3.2 million decrease in unearned stock-based compensation and a $4.6 million decrease in accumulated other comprehensive loss.

During the nine months ended December 31, 2000, the Company repurchased 145,000 shares of its common stock at a weighted average price of $17.70 per share. The $146,000 decrease in additional paid-in-capital was attributable to the removal from additional paid-in-capital of $1.4 million representing the original amount of additional paid-in-capital recorded upon the March 1996 initial issuance of the 145,000 shares repurchased ($9.99 per share, net of the $.01 per share credited to common stock) substantially offset by amortization of ESOP shares ($920,000) and the exercise of stock options ($383,000). The $17.8 million increase in retained earnings, substantially restricted reflects the $21.2 million of net earnings for the nine months ended December 31, 2000 partially offset by the $1.1 million difference between the $10.00 per share original issuance price of the 145,000 shares repurchased and the weighted average price per share of $17.70 paid to repurchase the shares and a $2.3 million reduction applicable to the Company's May 24, August 23 and November 22, 2000 declarations of quarterly cash dividends of $0.06 per common share paid on June 30, September 30 and December 30, 2000. The $3.2 million decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP ($1.3 million) and 1996 Incentive Plan ($1.9 million). The $4.6 million increase in accumulated other comprehensive loss was attributable principally to the change in the unrealized loss, net of tax on securities available-for-sale.

Liquidity and Capital Resources
The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank has maintained the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the

OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. Effective with the quarter ended December 31, 1997 the required ratio is 4%. Prior to that the requirement was 5%. The Bank's average liquidity ratio was 4.926% for the nine months ended December 31, 2000. Management attempts to maintain a liquidity ratio no higher than approximately 1% above the regulatory requirement. This reflects management's strategy of investing excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank invests in corporate securities when the yields thereon are more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities. The Bancorp has invested and will from time to time continue to invest in "non-rated" corporate debt and equity securities. Investments held at the Bancorp are not subject to the OTS regulatory restrictions applicable to the Bank.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $43.9 million and $20.0 million for the nine months ended December 31, 2000 and 1999, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $781.2 million and $631.8 million for the nine months ended December 31, 2000 and 1999, respectively. Loans originated and purchased were $834.3 million and $962.5 million for the nine months ended December 31, 2000 and 1999, respectively. Disbursements for purchases of mortgage-backed and other investment securities were zero and $28.1 million for the nine months ended December 31, 2000 and 1999, respectively. Proceeds from the maturation of investment securities, paydowns of mortgage-backed securities and collateralized mortgage obligations were $70.9 million and $141.2 million for the nine months ended December 31, 2000 and 1999, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $53.9 million and $8.8 million for the nine months ended December 31, 2000 and 1999, respectively. FHLB advances decreased $139.0 million and increased $100.0 million for the nine months ended December 31, 2000 and 1999, respectively.

At December 31, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $228.1 million, or 7.68% of adjusted total assets, which is above the required level of $44.6 million, or 1.5%; core capital of $228.1 million, or 7.68 % of adjusted total assets, which is above the required level of $118.9 million, or 4.0%, and total risk-based capital of $254.3 million, or 12.03% of risk-weighted assets, which is above the required level of $169.1 million, or 8.0%.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and short-term investments totaled $56.3 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At December 31, 2000, the Bank has $745.0 million of FHLB advances outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At December 31, 2000, the Bank had outstanding commitments to originate and purchase loans of $267.5 million and zero, respectively, compared to $390.6 million and zero, respectively, at December 31, 2000 and 1999. At December 31, 2000 and 1999, the Company had no outstanding commitments to purchase mortgage-backed securities and other investment securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2000 totaled $1.07 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 2000 Form 10-K, as there has been no significant changes in these disclosures during the nine months ended December 31, 2000.

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

                None

Item 3.         Defaults Upon Senior Securities

                None

Item 4.         Submission of Matter to a Vote of Security Holders

                None

Item 5.            Other Information

                None

Item 6.         Reports on Form 8-K.

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

PFF BANCORP, INC.
DATED: February 9, 2001	BY:/s/ LARRY M. RINEHART
Larry M. Rinehart
President, Chief Executive Officer
and Director
DATED: February 9, 2001	BY:/s/ GREGORY C. TALBOTT
Gregory C. Talbott
Executive Vice President, Chief
Financial Officer and Treasurer