Form 10-K
period 2001-03-31
PFF BANCORP INC
filed 2001-06-28
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934

For the fiscal year ended March 31, 2001
Commission File No. 0-27404

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $304,260,405, based upon the last sales price as quoted on the Nasdaq National Market for June 22, 2001.

    The number of shares of common stock outstanding as of June 22, 2001: 13,257,534

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held September 19, 2001 are incorporated by reference in Part III hereof.

PART I

Forward-Looking Statements

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act'), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results of PFF Bancorp, Inc. (the "Bancorp") and PFF Bank & Trust (the "Bank"), (collectively referred to as the "Company") could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company's operations, markets, products and services; and other risks detailed in this Form 10-K and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Item 1. Description of Business.

General

The Bancorp completed its initial public offering of 19,837,500 shares of common stock on March 28, 1996, in connection with the conversion of Pomona First Federal Savings and Loan Association (the "Association") from the mutual to stock form of ownership (the "conversion") and the change of the Association's name to PFF Bank & Trust. The Bancorp received $198.4 million from this initial public offering before offering expenses of $4.5 million. The Bancorp utilized $105.0 million of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Bank. The Bancorp is headquartered in Pomona, California and its principal business currently consists of the operations of its wholly owned subsidiary, the Bank. The Bancorp had no operations prior to March 28, 1996, and accordingly, the results of operations prior to that date reflect only those of the Bank and its subsidiary. At March 31, 2001, on a consolidated basis, the Company had total assets of $2.89 billion, total deposits of $2.02 billion and total stockholders' equity of $258.0 million. The Bancorp, as a unitary savings and loan holding company, and the Bank, as a federal savings bank, are subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC").

Prior to the conversion, the Bank's historical focus had been on attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family residential mortgage loans. To a lesser extent, the Bank engaged and continues to engage in secondary market activities, the origination of multi-family mortgage loans and investment in mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMO") and other investment securities (collectively "securities"). The Bank's current asset generation emphasis is on originating commercial, construction and land (primarily tract construction), commercial real estate and consumer loans (collectively the "Four-Cs"). The Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are deposits and Federal Home Loan Bank ('FHLB") advances and other borrowings, principal and interest payments on loans and investment securities. Scheduled payments on loans and investment securities are a relatively stable source of funds, while prepayments on loans and investment securities and deposit flows are subject to significant fluctuation. The Bank engages in trust activities through its trust department and offers certain annuity and mutual fund non-deposit investment products through its subsidiary.

Market Area and Competition

The Bank is a community-oriented savings institution whose lending, deposit gathering and trust activities are concentrated in eastern Los Angeles, San Bernardino, Riverside and northern Orange counties. The Bank also originates loans on a wholesale basis throughout Southern California and has expanded its lending markets outside of Southern California on a limited basis. The Bank's deposit gathering is concentrated in the communities surrounding its offices.

The Bank's primary market area is highly competitive for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from savings and loan associations, mortgage banking companies, commercial banks, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. Additionally, the Bank's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the costs of interest-bearing liabilities to the Bank are influenced by interest rates on competing investments and general market interest rates. Similarly, the Bank's loan volume and yield on loans and securities and the level of prepayments on loans and securities are affected by market interest rates, as well as additional factors affecting the supply of, and demand for, housing and the availability of funds.

Trust Activities

In January 1995, the Company acquired the trust operations of another bank for $3.5 million. As a result of the acquisition, the Company now has additional fiduciary responsibilities acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not the assets of the Company and are not included in the balance sheet of the Company. Trust fee income for the years ended March 31, 2001 and 2000 was $1.8 million and $2.1 million, respectively. See "Notes to Consolidated Financial Statements - Note 19: Trust Operations."

Lending Activities

Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At March 31, 2001, the Bank had total gross loans outstanding of $2.55 billion, of which $1.34 billion or 53% were one-to-four family residential mortgage loans. The remainder of the portfolio consisted of $597.1 million of construction and land loans, or 24% of total gross loans; $234.0 million of commercial real estate loans, or 9% of total gross loans; consumer loans of $161.0 million or 6% of total gross loans; commercial business loans of $133.6 million or 5% of total gross loans; and $87.3 million of multi-family mortgage loans, or 3% of total gross loans. At March 31, 2001, approximately $2.26 billion or 89% of the Bank's total loans had adjustable interest rates of which approximately $936.9 million or 41% are indexed to the one year constant maturity Treasury ("CMT"), approximately $658.5 million or 29% are indexed to Wall Street Journal Prime ("Prime") and approximately $575.7 million or 25% are indexed to the 11th FHLB District Cost of Funds Index ("COFI"). The Bank's portfolio of adjustable rate loans includes approximately $576.4 million of loans whose rates are fixed for an initial term of three to five years prior to transitioning to a semi-annual or annually adjustable rate loan ("hybrid ARMs"). The Bank's hybrid ARMs are primarily indexed to the one year CMT.

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

	At March 31,
	2001		2000		1999		1998		1997
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Real estate: (1)
Residential:
One-to-four family	$ 1,338,940	52.5%	$ 1,537,233	60.1%	$ 1,482,839	66.8%	$ 1,467,857	75.3%	$ 1,499,858	79.4%
Multi-family	87,321	3.4	85,169	3.3	87,856	4.0	97,350	5.0	108,896	5.8
Commercial real estate	233,953	9.2	169,010	6.6	156,474	7.0	144,035	7.4	137,169	7.2
Construction and land	597,083	23.4	517,659	20.2	349,119	15.7	185,225	9.5	113,188	6.0
Commercial	133,564	5.2	122,095	4.8	74,451	3.3	12,468	0.6	3,100	0.2
Consumer	160,987	6.3	126,424	5.0	70,686	3.2	42,826	2.2	26,931	1.4
Total loans, gross	2,551,848	100.0%	2,557,590	100.0%	2,221,425	100.0%	1,949,761	100.0%	1,889,142	100.0%

Undisbursed loan funds	(237,547)		(198,656)		(167,042)		(95,457)		(38,485)
Net premiums on loans	818		1,215		1,665		1,114		(1,629)
Deferred loan origination fees, net	1,793		1,753		(276)		(1,101)		(1,362)
Allowance for loan losses	(31,022)		(27,838)		(26,160)		(26,002)		(27,721)
Total loans, net	2,285,890		2,334,064		2,029,612		1,828,315		1,819,945
Less: Loans held for sale	(583)		(7,362)		(3,531)		(701)		(736)
Loans receivable, net	$ 2,285,307		$ 2,326,702		$ 2,026,081		$ 1,827,614		$ 1,819,209
(1) Includes loans held for sale.

Loan Maturity. The following table shows the contractual maturity of the Bank's loan portfolio at March 31, 2001.

	At March 31, 2001
	One-to- Four Family	Multi- Family	Commercial Real Estate	Construction and Land	Commercial	Consumer	Total Loans Receivable
	(Dollars in thousands)

Amounts due:
One year or less	$ 6,090	131	9,130	504,147	58,229	13,497	591,224
After one year:
More than one year to three years	1,146	9,982	20,872	82,595	35,307	543	150,445
More than three years to five years	3,312	4,452	25,843	366	37,643	729	72,345
More than five years to ten years	13,824	12,182	113,367	9,256	2,385	6,902	157,916
More than ten years to twenty years	150,900	43,728	61,781	-	-	130,320	386,729
More than twenty years	1,163,668	16,846	2,960	719	-	8,996	1,193,189
Total due after March 31, 2002	1,332,850	87,190	224,823	92,936	75,335	147,490	1,960,624

Total amount due	1,338,940	87,321	233,953	597,083	133,564	160,987	2,551,848
Less:
Undisbursed loan funds	-	-	-	(237,547)	-	-	(237,547)
Net premiums on loans	785	18	15	-	-	-	818
Deferred loan origination fees, net	3,959	(284)	(819)	(2,547)	25	1,459	1,793
Allowance for loan losses	(1,549)	(228)	(891)	(17,835)	(5,334)	(5,185)	(31,022)
Total loans, net	1,342,135	86,827	232,258	339,154	128,255	157,261	2,285,890
Loans held for sale	(583)	-	-	-	-	-	(583)
Loans receivable, net	$ 1,341,552	86,827	232,258	339,154	128,255	157,261	2,285,307

The following table sets forth at March 31, 2001, the dollar amount of total gross loans receivable contractually due after March 31, 2002, and whether such loans have fixed or adjustable interest rates.

	Due after March 31, 2002
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real estate loans: (1)
Residential:
One-to-four family	$ 110,558	1,222,292	1,332,850
Multi-family	2,764	84,426	87,190
Commercial real estate	2,088	222,735	224,823
Construction and land	2,545	90,391	92,936
Commercial	52,100	23,235	75,335
Consumer	96,852	50,638	147,490
Total gross loans receivable	$ 266,907	1,693,717	1,960,624

(1) Includes loans held for sale.

Origination, Sale, Servicing and Purchase of Loans. The Bank's lending activities are conducted primarily by loan representatives through its 24 banking branches, its loan origination center in Rancho Cucamonga, California, a satellite loan office in Redding, California and up until March 2000 wholesale brokers approved by the Bank. During March 2000, in connection with its strategy of de-emphasizing one-to-four family residential lending in favor of a greater focus on the Four-Cs, the Bank discontinued one-to-four family first trust deed residential mortgage originations through wholesale brokers. The Bank continues to originate one-to-four family first trust deed residential mortgages through internal sources. The Bank continues to originate equity-based consumer loans through wholesale brokers. All loans originated by the Bank, either through internal sources or through wholesale brokers, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate loans is influenced by general economic conditions affecting housing, business and consumer activities as well as the relative customer demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future levels of interest rates.

Loan originations were $1.05 billion for fiscal 2001 compared to $1.27 billion for fiscal 2000. Beginning during fiscal 1997, the Bank began reducing its emphasis on the origination of one-to-four family residential mortgage loans with a corresponding increased emphasis on the origination of the Four-Cs as a means of enhancing the Bank's yield on interest-earning assets. Originations of the Four-Cs aggregated $969.3 million or 92% of total originations for fiscal 2001 compared to $833.0 million or 66% of total originations for fiscal 2000. The weighted average initial contract rate on total originations was 10.07% for fiscal 2001, compared to 8.25% for fiscal 2000.

It is the general policy of the Bank to sell substantially all of the 15 and 30-year fixed-rate mortgage loans that it originates and retain substantially all of the adjustable-rate mortgage loans that it originates. The Bank generally utilizes 10-day Federal National Mortgage Association ("FNMA") forward commitments in connection with the origination and funding of fixed-rate loans held for sale. The Bank generally retains servicing of the loans sold. At March 31, 2001, the Bank was servicing $256.5 million of loans for others. See "Loan Servicing." When loans are sold on a servicing retained basis, the Company records gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSR") through the sale of mortgage loans which are sold with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. MSR are included in the financial statements in the category "other assets." The Bank had $1.1 million of MSR as of March 31, 2001 and 2000. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. At March 31, 2001, there were $583,000 of mortgage loans categorized as held for sale consisting of fixed-rate one-to-four family residential mortgage loans.

To supplement loan production, based upon the Bank's investment needs and market opportunities, the Bank engages in secondary marketing activities, including the purchase of whole or participating interests in loans originated by other institutions. The Bank intends to continue to purchase various types of loans originated by other institutions both in its primary market area and, to a limited extent, other geographic areas throughout the country depending on market opportunities. The Bank generally purchases loans with servicing retained by the seller.

The following tables set forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Years Ended March 31,
	2001	2000	1999
	(Dollars in thousands)

Beginning balance (1)	$ 2,334,064	2,029,612	1,828,315
Loans originated:
One-to-four family	70,019	432,497	406,445
Multi-family	10,255	2,865	3,371
Commercial real estate	103,454	29,370	27,465
Construction and land	566,101	567,360	384,991
Commercial	173,454	140,558	89,852
Consumer	126,252	95,674	75,480
Total loans originated	1,049,535	1,268,324	987,604
Loans purchased	18,892	1,560	168,395
Sub-total	3,402,491	3,299,496	2,984,314
Less:
Principal payments	(1,049,029)	(902,923)	(831,468)
Sales of loans	(23,305)	(25,253)	(38,829)
Transfer to foreclosed real estate owned (REO)	(2,011)	(5,793)	(14,038)
Change in undisbursed loan funds	(38,891)	(31,614)	(71,585)
Change in allowance for loan losses	(3,184)	(1,678)	(158)
Other (2)	(181)	1,829	1,376
Total loans	2,285,890	2,334,064	2,029,612
Loans held for sale, net	(583)	(7,362)	(3,531)
Ending balance loans receivable, net	$ 2,285,307	2,326,702	2,026,081

________________________
(1) Includes loans held for sale.
(2) Includes net capitalization of fees and amortization of premium or accretion of discount on loans.

One-to-Four Family Residential Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences substantially all of which are located in the Bank's primary market area. Loan originations are obtained from the Bank's loan representatives and their contacts with the local real estate industry, existing or past customers and members of the local communities. Prior to March 2000, adjustable rate loans were offered with maturities up to 40 years. Effective during March 2000, in response to interest rate risk considerations, the Bank discontinued offering 40 year maturities. The Bank is presently giving consideration to resuming the origination of 40 year maturity mortgages.

At March 31, 2001, the Bank's one-to-four family residential mortgage loans totaled $1.34 billion or 53% of total loans. Of the $1.34 billion, 28% were classified as loans secured by non-owner-occupied properties of which 81% were second homes. Non-owner-occupied properties are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient cash flow to cover debt service and other operating expenses. Of the one-to-four family residential mortgage loans outstanding at March 31, 2001, 92% were adjustable-rate loans. The Bank's one-to-four family residential adjustable-rate mortgage loans have historically been primarily indexed to COFI. The Bank has been increasing the origination of adjustable-rate mortgage loans tied to other indices, primarily the one-year CMT index. The Bank currently offers a number of adjustable-rate mortgage loan programs with interest rates that adjust monthly, semi-annually or annually. A portion of the Bank's adjustable-rate mortgage loans have introductory terms below the fully indexed rate. In underwriting such loans, the Bank qualifies the borrowers based upon the fully indexed rate. At the end of the introductory period, such loans will adjust either monthly, semi-annually or annually according to their terms. The Bank's adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan.

The Bank currently has a number of mortgage loan programs that may be subject to negative amortization. At March 31, 2001, the outstanding principal balances of these loans totaled $426.5 million, (including $37.0 million of loans serviced by others in which the Bank has purchased a participating interest) or 32% of total one-to-four family residential mortgage loans. At March 31, 2001, the total outstanding negative amortization on these loans (excluding the $37.0 million of loans serviced by others) was $3.6 million. The negative amortization is generally capped at up to 110% of the original loan amount. Negative amortization involves a greater risk to the Bank because during a period of higher interest rates the loan principal may increase above the amount originally advanced, which may increase the risk of default. However, the Bank believes that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules.

The Bank's policy is to originate one-to-four family residential mortgage loans in amounts up to 89% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses when it has been advantageous for the Bank to do so.

Multi-Family Lending. The Bank originates multi-family mortgage loans generally secured by properties located in Southern California. In reaching its decision on whether to make a multi-family loan, the Bank considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of at least 110%. Properties securing these loans are appraised and title insurance is required on all loans. Declines in the real estate values in the Bank's primary market area as a result of adverse economic conditions during the mid 1990's resulted in an increase in the loan-to-value ratios on some mortgage loans subsequent to origination. However, most segments of the Bank's primary market area have subsequently experienced strong economic conditions and real estate value appreciation.

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

The Bank's multi-family loan portfolio at March 31, 2001 totaled $87.3 million or 3% of total gross loans. At March 31, 2001, 70% of the Bank's multi-family loans were adjustable-rate indexed to COFI. The Bank's largest multi-family loan at March 31, 2001, had an outstanding balance of $6.0 million and is secured by a 124 unit apartment complex.

Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties such as small office buildings or retail facilities located in Southern California. The Bank's underwriting policies provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property. Thirty-six percent of these loans are indexed to COFI and 51% are indexed to the one-year CMT. Competitive market factors have also prompted the Bank to originate such loans with fixed rates of interest. Terms on commercial real estate loans are generally 5 to 7 years with 25 to 30 year amortization, although these loans may be made with terms up to 30 years. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service ratios of at least 120%. The largest commercial real estate loan in the Bank's portfolio at March 31, 2001 was $9.0 million and is secured by a 77,100 square foot office building. At March 31, 2001, the Bank's commercial real estate loan portfolio was $234.0 million, or 9% of total gross loans.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent upon the successful operation and management of the properties, repayment of such loans may be influenced to a great extent by conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

Construction and Land Lending. The Company generally originates construction loans to real estate developers and individuals in Southern California. The Bank has expanded, on a selective basis, construction lending to western states other than California. Such expansion has been undertaken with developers with whom the Bank has had long-term lending relationships. As of March 31, 2001, the Bank had construction loans outstanding for development of residential properties located in Nevada, Utah, Arizona and Oregon totaling $19.1 million, $14.6 million of which was disbursed. As of March 31, 2001, the remainder of the Bank's construction loans were for development of real estate located in California. The Company's construction loans primarily are made to finance tract construction of one-to-four family residential properties. These loans are generally indexed to Prime, have maturities of two years or less and generally include extension options of six to eighteen months upon payment of an additional fee. The Company's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction of commercial properties, up to 80% for multi-family properties and up to 85% for one-to-four family residences. The Company requires an independent appraisal of the property and generally requires personal guaranties. Loan proceeds are disbursed as construction progresses and as inspections warrant. The Company's inspectors generally visit projects twice a month to monitor the progress of construction. At March 31, 2001, the Bank had $78.1 million of land loans on which construction is not scheduled to begin within six months. All such land is planned for residential developments. The largest such land loan is for $14.6 million. The largest credit exposure in the construction loan portfolio as of March 31, 2001 consists of $39.0 million of loans for the development of 296 finished lots located in northern Los Angeles County (Castaic). The aggregate disbursed balance of these loans at March 31, 2001 was $30.3 million. At March 31, 2001 and 2000, the balance of the Bancorp's loan on this project was $3.0 million and $3.9 million, respectively. This loan is subordinated to $36.0 million in development and phased construction loans made by the Bank on the project. Prior to April 2000, the Bancorp was accounting for its loan as a direct investment in real estate and as such was deferring all profit in excess of its cost of capital until its principal was paid down by funds received from third party buyers of finished lots or homes. Pursuant to an OTS interpretation of regulations regarding transactions with affiliates, during April 2000 the Bancorp restructured the loan on the project to Prime + 4.0%. Repayment is to come from the release of lots into phased construction loans. See "Delinquencies and Classified Assets" and "Non-Accrual and Past Due Loans." The second largest credit exposure in the Bank's construction loan portfolio at March 31, 2001 had a balance of $15.9 million, for a multi-phase residential development of 53 homes. Repayment is to come from home sales to individual home buyers. At March 31, 2001, the Company's construction and land loan portfolio was $597.1 million (23% of total gross loans), $359.5 million of which was disbursed. At March 31, 2001 the aggregate balance of loans for the construction of properties other than one-to-four family residences was $67.3 million, $45.4 million of which was disbursed.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Mitigation of risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment of the Company's loan. Land loans are underwritten on an individual basis, but generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less.

Consumer and Other Lending. The Bank's consumer loans consist primarily of home equity lines of credit ($56.2 million) and secured and unsecured personal loans and lines of credit ($104.7 million). At March 31, 2001, the Bank's total consumer loan portfolio was $161.0 million or 6% of total gross loans.

Commercial Lending. The Bank has expanded its operations to include commercial business lending to small- and medium-sized businesses. The year ended March 31, 1997 was the Bank's first full year of originating commercial business loans. Total term and revolving line of credit loans in the portfolio as of March 31, 2001 were $196.0 million, $133.6 million of which was outstanding. The largest loan in the commercial portfolio is a $20.0 million term loan to an equipment leasing company. This loan is secured by the assignment of underlying leases and equipment as well as inventory and accounts receivable. The second largest loan is a $15.4 million commitment to another equipment leasing company specializing in the dental industry. This loan is also secured by the assignment of underlying leases and equipment as well as inventory and accounts receivable. Repayment of both loans is expected to come from underlying cash flows. The size of the equipment leases supporting these loans is generally in the $50,000 to $500,000 range.

Commercial business lending is generally considered to involve a higher degree of credit risk than the forms of secured real estate lending in which the Bank has traditionally engaged. Commercial business loans may be originated on an unsecured basis or may be secured by collateral that is not readily marketable. The Bank generally requires personal guaranties on its commercial business loans. The risk of default by a commercial business borrower may be influenced by numerous factors which may include the strength of the worldwide, regional or local economies or sectors thereof, changes in technology or demand for particular goods and services and the ongoing ability of the commercial business borrower to successfully manage the business. Because of these risks, the Bank monitors the performance of its commercial business loans and the underlying businesses and individuals with a different focus than is typical of traditional one-to-four family residential mortgage lending. The monitoring of commercial business loans typically involves the periodic review of the financial statements and on-site visits to the businesses to which credit has been extended.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Loan Origination and Asset Review Committee ("LOARC"), the Management Loan Committee and specified officers of the Bank. The LOARC includes four of the six outside Directors of the Bank as well as selected senior management staff. All loans must be approved by a majority of a quorum of the designated committee, group of officers or by the designated individual. The following committees, groups of officers and individual officers are granted the authority to approve and commit the Bank to the funding of the following categories of loans: mortgage loans and consumer loans in amounts up to $299,999 may be approved by the Bank's staff underwriters; mortgage loans and consumer loans in excess of $299,999 and up to $599,999 may be approved by certain department managers; commercial business loans up to $499,999 may be approved by the Commercial Credit Administrator or Chief Lending Officer; mortgage loans and consumer loans in excess of $599,999 and up to $999,999 may be approved by the Major Loan Manager, the Senior Executive Vice President or Chief Lending Officer; mortgage loans in excess of $999,999 and up to $9,999,999, and commercial business loans in excess of $499,999 and up to $4,999,999 must be approved by the Management Loan Committee; and mortgage loans of $10.0 million or more, consumer loans in excess of $999,999 and commercial business loans of $5.0 million or more require the approval of the LOARC. The LOARC presently reviews commercial business loans in excess of $4,999,999, post funding, for consistency with the Bank's goals and objectives. Since March 31, 1998 the Bank has also contracted with an independent credit review firm for the post funding review of all commercial business loans in excess of $500,000 and selected smaller loans. This credit review firm is comprised of experienced former federal bank examiners. The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 2001 the Bank's limit on loans-to-one borrower was $39.4 million.

Loan Servicing. The Bank also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain borrower insurance and tax payments are made and generally administering the loans. All of the loans currently being serviced for others are loans that have been sold by the Bank. At March 31, 2001, the Bank was servicing $256.5 million of loans for others. The Bank currently does not purchase servicing rights related to mortgage loans originated by other institutions.

Delinquencies and Classified Assets. The LOARC generally performs a monthly review of all loans ninety days or more past due. In addition, management reviews on an ongoing basis all loans 15 or more days delinquent. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. For mortgage loans, the Bank generally sends the borrower a written notice of non-payment 15 days after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, the Bank will commence foreclosure proceedings against the real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the Bank generally takes possession of the real property securing the loan ("REO") and subsequently sells the property.

For commercial business loans, management conducts an ongoing review of all loans 15 or more days delinquent. The procedures undertaken by the Company with respect to delinquencies may vary depending on the nature of the loan, the period of delinquency, and the quality of collateral or guaranties. The Company generally sends the borrower a notice of non-payment within 15 days after the due date and subsequent notices thereafter. In the event that payment is not then received, the responsible loan officer contacts the borrower directly and may notify guarantors and grantors of collateral that the loan is delinquent. The loan officer may review the loan documentation and secure additional collateral or sources of repayment. Delinquent loans may be classified as other than a "pass" credit, in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternate repayment sources cannot be identified. At 90 days past due, the loan will be placed on a non-accrual status.

Federal regulations and the Bank's Internal Asset Review Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful," or "Loss." An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as Loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

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

Management reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. The Bank utilizes an internal appraisal staff and Board approved independent appraisers to conduct appraisals at the time of foreclosure and subsequent appraisals on REO on a periodic basis. Qualified staff appraisers are also utilized for annual property inspections on all income producing properties with a loan balance over $1.0 million and other specified properties. Property inspections are intended to provide updated information concerning occupancy, maintenance, current rent levels, and changes in market conditions.

At March 31, 2001 and 2000 the Bank had $24.5 million and $15.9 million, respectively of assets classified as Special Mention, on which there were no allowances. The main components of assets classified as Special Mention at March 31, 2001 were: 12 loans totaling $1.1 million secured by one-to-four family residences; and 13 non-homogeneous loans (defined as loans with unpaid principal balances in excess of $500,000). The composition of the non-homogeneous loans is as follows: two commercial property loans totaling $3.4 million; one 27 unit residential property loan for $613,000; two 16 unit residential property loans totaling $1.1 million; six commercial credit loans totaling $15.2 million; and two construction loans totaling $1.9 million. At March 31, 2001, the Company had $59.8 million of assets, net of specific allowances of $5.3 million classified as Substandard, compared to $36.3 million, net of specific allowances of $1.0 million classified as Substandard at March 31, 2000. Included in the Substandard total are construction loans for a 296 home development in Castaic with a disbursed balance reported as a classified asset of $30.3 million. These loans were classified Substandard during fiscal 2000 due to delays in construction and increased costs caused by grading problems. See "Non-Accrual and Past-Due Loans." Commercial real estate loans classified as Substandard changed from 2 loans totaling $3.5 million, before specific allowances at March 31, 2000 to 3 loans totaling $3.0 million, before specific allowances at March 31, 2001.

The Bank's present policy is generally to continue to classify a troubled-debt restructured ("TDR") loan as Substandard until the asset has performed at normal contract terms for a period of six to twelve months. Where there has been a forgiveness of principal or interest or a submarket interest rate granted, the loan is generally considered a TDR. Although the economy, in general, improved during fiscal 2001, the Bank continued to utilize early intervention and flexibility in restructuring some troubled loans with borrowers rather than foreclosing on the underlying properties. See "Non-Accrual and Past-Due Loans."

At March 31, 2001 there were no assets classified as Loss and seven assets totaling $707,000 classified as Doubtful compared to no assets classified as loss and two assets totaling $300,000 classified as Doubtful at March 31, 2000. The composition of assets classified Substandard at March 31, 2001 and 2000 is set forth on the following page.

	At March 31, 2001
	Loans			REO			Total Substandard Assets
	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans
	(Dollars in thousands)
Real estate:
Residential:
One-to-four family	$ 14,385	$ 14,168	112	$ 400	$ 351	4	$ 14,785	$ 14,519	116
Multi-family	1,188	1,188	1	-	-	-	1,188	1,188	1
Commercial real estate	2,951	2,741	3	-	-	-	2,951	2,741	3
Construction and land	41,359	36,777	9	-	-	-	41,359	36,777	9
Sub-total	59,883	54,874	125	400	351	4	60,283	55,225	129
Commercial	4,830	4,566	10	-	-	-	4,830	4,566	10
Total	$ 64,713	$ 59,440	135	$ 400	$ 351	4	$ 65,113	$ 59,791	139

	At March 31, 2000
	Loans			REO			Total Substandard Assets
	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans
	(Dollars in thousands)
Real Estate:
Residential:
One-to-four family	$ 7,935	$ 7,618	70	$1,522	$1,466	15	$ 9,457	$ 9,084	85
Multi-family	2,071	1,713	4	-	-	-	2,071	1,713	4
Commercial real estate	3,493	3,148	2	-	-	-	3,493	3,148	2
Construction and land	20,430	20,430	2	-	-	-	20,430	20,430	2
Sub-total	33,929	32,909	78	1,522	1,466	15	35,451	34,375	93
Commercial	1,959	1,959	3	-	-	-	1,959	1,959	3
Total	$35,888	$34,868	81	$1,522	$1,466	15	$37,410	$36,334	96

_________________________
(1) Net balances are reduced for specific loss allowances established against Substandard loans and REO.

Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, REO and TDR loans. There was one TDR loan and four REO properties at March 31, 2001. It is the policy of the Company to cease accruing and establish an allowance for all previously accrued but unpaid interest on loans 90 days or more past due. For the years ended March 31, 2001, 2000, 1999, 1998 and 1997, the amount of interest income that would have been recognized on non-accrual loans, if such loans had continued to perform in accordance with their contractual terms, was $733,000, $466,000, $1.1 million, $1.7 million and $2.2 million, respectively, none of which was recognized. For the same period, the amount of interest income that would have been recognized on TDR loans, if such loans had continued to perform in accordance with their contractual terms, was $86,000, $499,000, $1.0 million, $1.2 million and $1.3 million, respectively; zero, $369,000, $887,000, $779,000 and $942,000, of which was recognized on a cash basis. The Company has a total of $30.3 million in loans outstanding on a 296 home residential development project in Castaic with an aggregate commitment of $39.0 million. The project incurred cost overruns and construction delays which caused the Bancorp to determine that its one loan in the amount of $3.0 million is impaired. Management has determined that given the current status of the project and the structure of this loan it is doubtful that the Bancorp will collect all principal and interest due in accordance with the contractual terms of this loan. Therefore, during the quarter ended December 31, 2000, the Bancorp placed this loan on non-accrual status and considered the effect of its impairment in determining the allowance for loan losses as of December 31, 2000 and March 31, 2001. The Company has determined that it is still probable that it will collect all amounts contractually due on the remaining $27.3 million of loans outstanding on this project. The Company has taken an assignment of interest on two projects, on which the Company has no other indebtedness, from the borrower of the Castaic project, which will enhance the overall collateral position of the Company. Management is continuing to closely monitor the status of these loans. The status of this project as of March 31, 2001 was as follows: 125 of the 296 homes have been sold and closed and 19 homes are in escrow. Construction of 56 homes is anticipated to be started during the quarter ending June 30, 2001. Construction and sale of all homes is expected to be completed in late calendar 2002 or early 2003. During the year ended March 31, 2001 and 2000, the Company's average investment in impaired loans was $26.3 million and $13.8 million, respectively and interest income recorded during these periods was $47,000 and $381,000, respectively of which zero and $369,000, respectively was recorded utilizing the cash basis method of accounting.

	At March 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Non-accrual loans:
Residential real estate:
One-to-four family	$ 5,420	4,415	10,061	13,834	19,258
Multi-family	-	-	122	467	790
Commercial real estate	-	-	-	2,717	1,331
Construction and land (4)	4,572	-	647	131	1,447
Commercial	437	243	-	-	-
Consumer	1,052	769	182	40	524
Total	11,481	5,427	11,012	17,189	23,350
REO, net (1)	351	1,466	5,318	7,595	7,745
Non-performing assets	$ 11,832	6,893	16,330	24,784	31,095
TDR loans (4)	$ 3,012	1,950	11,291	12,505	14,559
Classified assets, gross	$ 62,102	37,354	39,058	46,758	56,462
Allowance for loan losses as a percent of gross loans receivable (2)	1.22%	1.09	1.18	1.33	1.47
Allowance for loan losses as a percent of total non-performing loans (3)	270.20	512.96	237.56	151.27	118.72
Non-performing loans as a percent of gross loans receivable (2) (3)	0.45	0.21	0.50	0.88	1.24
Non-performing assets as a percent of total assets (3)	0.51	0.23	0.56	0.88	1.23

________________________
(1) REO balances are shown net of related loss allowances.
(2) Gross loans include loans receivable held for investment and loans receivable held for sale.
(3) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans.
(4) At March 31, 2001 the Bancorp's $3.0 million loan for the Castaic development is included in non-accrual and TDR loans.

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.

	At March 31, 2001				At March 31, 2000
	60-89 Days		90 Days or More(1)		60-89 Days		90 Days or More(1)
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One-to-four family	18	$ 1,847	43	$ 5,420	16	$ 1,869	35	$ 4,415
Multi-family	-	-	-	-	1	106	-	-
Commercial real estate	1	242	-	-	-	-	-	-
Construction and land	-	-	2	4,572	1	990	-	-
Commercial	-	-	5	437	-	-	1	243
Consumer	8	256	27	1,052	8	226	21	769
Total	27	$ 2,345	77	$ 11,481	26	$ 3,191	57	$ 5,427

	At March 31, 1999
	60-89 Days		90 Days or More(1)
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One-to-four family	22	$ 1,837	91	$ 10,061
Multi-family	-	-	1	122
Commercial real estate	-	-	-	-
Construction and land	-	-	-	-
Commercial	-	-	1	647
Consumer	2	41	14	182
Total	24	$ 1,878	107	$ 11,012

____________________
(1) Loans 90 days or more past due are included in non-accrual loans. See "Non-Accrual and Past Due Loans."

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and the general economy. The Company's allowance evaluation methodology takes into account the changing composition of the loan portfolio and the increased proportion of the portfolio comprised by the Four-Cs. The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable, which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available at the time of the examination. At March 31, 2001, the Company's allowance for loan losses was $31.0 million or 1.22% of gross loans and 270.20% of non-performing loans compared to $27.8 million or 1.09% of gross loans and 512.96% of non-performing loans at March 31, 2000. At March 31, 2001, the Company had non-performing loans of $11.5 million or 0.45% of gross loans compared to $5.4 million or 0.21% of gross loans at March 31, 2000. The Company will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate.

The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.

	For the Year Ended March 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Beginning balance	$ 27,838	26,160	26,002	27,721	19,741
Provision for loan losses	5,004	4,000	4,020	7,099	13,661
Charge-offs:
Real estate:
One-to-four family	(524)	(1,522)	(3,361)	(7,251)	(4,190)
Multi-family	-	(319)	(115)	(316)	(134)
Commercial real estate	(216)	-	-	(188)	(842)
Construction and land	-	-	(31)	(1,012)	(313)
Commercial	(223)	-	-	-	-
Consumer	(898)	(549)	(372)	(343)	(303)
Total	(1,861)	(2,390)	(3,879)	(9,110)	(5,782)
Recoveries	41	68	17	292	101
Ending balance	$ 31,022	27,838	26,160	26,002	27,721
Net charge-offs to average gross loans outstanding	0.07%	0.11	0.17	0.47	0.31

The following tables set forth the amount of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

	At March 31,
	2001			2000			1999
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans
	(Dollars in thousands)

One-to-four family	$ 1,549	5.00%	52.47%	$ 3,453	12.40%	60.10%	$ 5,721	21.87%	66.75%
Multi-family	228	0.73	3.42	783	2.81	3.33	2,026	7.74	3.95
Commercial real estate	891	2.87	9.17	1,593	5.72	6.61	2,048	7.83	7.04
Construction and land	17,835	57.50	23.40	12,186	43.78	20.24	8,911	34.06	15.72
Commercial	5,334	17.19	5.23	6,367	22.88	4.94	2,761	10.56	3.36
Consumer	5,185	16.71	6.31	3,455	12.41	4.78	4,690	17.93	3.18
Unallocated	-	-	-	1	-	-	3	0.01	-
Total allowance for loan losses	$ 31,022	100.00%	100.00%	$ 27,838	100.00%	100.00%	$ 26,160	100.00%	100.00%

	At March 31,
	1998			1997
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans
	(Dollars in thousands)

One-to-four family	$ 10,766	41.40%	75.28%	$ 13,841	49.93%	79.39%
Multi-family	3,133	12.05	4.99	3,410	12.30	5.77
Commercial real estate	3,898	14.99	7.39	4,648	16.77	7.26
Construction	4,454	17.13	9.50	4,103	14.80	5.99
Commercial	3,024	11.63	0.64	56	0.20	0.16
Consumer	473	1.82	2.20	1,586	5.72	1.43
Unallocated	254	0.98	-	77	0.28	-
Total allowance for loan losses	$ 26,002	100.00%	100.00%	$ 27,721	100.00%	100.00%

Real Estate

At March 31, 2001, the Company had $351,000 of REO, net of allowances, and no real estate acquired for investment ("REI"). If the Bank acquires any REO, it is initially recorded at fair value. If there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to obtain an appraisal on all REO at the time of possession.

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

The following table sets forth certain information with regard to the Bank's REO and REI.

	At March 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
REO
Properties acquired in settlement of loans	$ 400	1,466	5,763	8,198	8,074
Allowance for losses	(49)	-	(445)	(603)	(329)
Total REO, net	351	1,466	5,318	7,595	7,745

REI
Properties wholly owned	-	558	558	731	1,113
Mezzanine real estate financing	-	4,370	5,813	-	-
Allowance for losses	-	-	-	-	-
Total REI, net	-	4,928	6,371	731	1,113
Total real estate, net	$ 351	6,394	11,689	8,326	8,858

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See ";Regulation and Supervision - Federal Savings Institution Regulation - Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

The investment policy of the Bank, as established by the Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate or credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. On November 4, 1998 the OTS issued Thrift Bulletin 73 ("TB73") "Trust Preferred Securities" which, among other things, limits the aggregate investment in investment grade trust preferred securities for OTS supervised institutions to 15 percent of total capital. At the time TB73 was issued, the Bank's aggregate investment in such securities of $52.4 million, exceeded the OTS limitation by $23.0 million. The Bank applied for and was granted a waiver by the OTS permitting the Bank to continue to hold its trust preferred securities. At March 31, 2001, the Bank's aggregate investment in trust preferred securities is $46.9 million which represents 20% of the Bank's total capital.

The investment powers of the Bancorp are substantially broader than those permitted for the Bank. The investment policy of the Bancorp, as established by its Board of Directors, while generally consistent with that of the Bank, permits the investment by the Bancorp in equity securities and non-rated corporate debt obligations. At March 31, 2001, the Bancorp had direct equity investments of $7.3 million, investments in equity mutual funds of $2.4 million and investments in non-rated corporate debt obligations (trust preferred debt securities) of $5.0 million. Given the non-rated nature of the Bancorp's investments in trust preferred debt securities along with the longer-term (typically 30 years) structure of the obligations, the Bancorp undertakes a review of the historical and current financial condition and operating results of the issuer prior to making an investment. These reviews are updated periodically during the holding periods for the investments.

A portion of the Bancorp's direct equity investments are managed by the Bank's trust department on a no fee basis. The Bancorp's equity mutual fund investments are placed with fund managers with whom the Bancorp's Senior Management is familiar. The performance of the Bancorp's direct and mutual fund equity investments is reviewed no less frequently than monthly by the Bancorp's Senior Management and no less frequently than quarterly by the Bancorp's Board of Directors.

Unlike the securities comprising the Bank's investment portfolio, which by their nature present little to no risk of loss of principal or interest, the trust preferred debt securities and equity investments of the Bancorp are subject to partial or complete diminution in market value upon the occurrence of adverse economic events affecting the issuers of the securities.

At March 31, 2001, the Company had $61.5 million in investment securities consisting primarily of investment grade corporate and U.S. agency securities. The Company's MBS portfolio consists of adjustable-rate securities tied to the one-year CMT (45% of the portfolio), or six-month LIBOR (1% of the portfolio), seasoned fixed-rate securities (16% of the portfolio) and five and seven year balloon securities (38% of the portfolio). At March 31, 2001, the carrying value of the Company's MBS portfolio totaled $303.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at March 31, 2001 and March 31, 2000." All of the Company's MBS were insured or guaranteed by either the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

Investments in MBS involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

The Company's CMO portfolio consists principally of adjustable rate securities tied to the one or three month LIBOR or the Prime rate. The adjustment intervals for these securities are generally monthly. All of the Company's $82.3 million CMO portfolio is backed by mortgages insured by FNMA or FHLMC. As with MBS, CMO involve a risk that actual levels of prepayments will require an adjustment to the amortization of any premium or accretion of any discounts on the security with an impact on the yield on the security. Additionally, the structure of many CMO is such that their cash flows exhibit greater sensitivity to changes in prepayments than do traditional MBS.

The following table sets forth certain information regarding the carrying and fair values of the Company's mortgage-backed securities at the dates indicated.

	At March 31,
	2001		2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)

Held-to-maturity:
FHLMC	$ -	-	-	-	556	560
Total held-to-maturity	-	-	-	-	556	560

Available-for-sale:
GNMA	12,221	12,221	14,879	14,879	19,650	19,650
FHLMC	83,851	83,851	111,830	111,830	158,475	158,475
FNMA	206,892	206,892	254,568	254,568	347,435	347,435
Total available-for-sale	302,964	302,964	381,277	381,277	525,560	525,560
Total	$ 302,964	302,964	381,277	381,277	526,116	526,120

The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities at the dates indicated.

	At March 31,
	2001		2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)

Held-to-maturity:
U.S. government and federal agency obligations	$ 702	772	701	719	709	716
Total held-to-maturity	702	772	701	719	709	716

Available-for-sale:
Corporate debt securities	51,808	51,808	48,315	48,315	57,765	57,765
Equity securities: Direct	4,900	4,900	3,770	3,770	5,370	5,370
Mutual funds	2,429	2,429	1,663	1,663	1,780	1,780
U.S. government and federal agency obligations	-	-	34,062	34,062	17,472	17,472
Total available-for-sale	59,137	59,137	87,810	87,810	82,387	82,387

Total	$ 59,839	59,909	88,511	88,529	83,096	83,103

 The following table sets forth certain information regarding the carrying and fair values of the Company's collateralized mortgage obligations at the dates indicated.

	At March 31,
	2001		2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available-for-sale:
Collateralized mortgage obligations:
FHLMC	$ 57,236	57,236	58,254	58,254	70,359	70,359
FNMA	25,079	25,079	27,399	27,399	32,341	32,341
Total	$ 82,315	82,315	85,653	85,653	102,700	102,700

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed securities, investment securities and collateralized mortgage obligations as of March 31, 2001. The table presented represents stated maturities and does not reflect scheduled principal payments.

	At March 31, 2001
	One Year or less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Available-for-sale:
FHLMC	$ -	-%	$ 68,857	6.31%	$ 512	9.27%	$ 14,482	7.65%	$ 83,851	6.56%
FNMA	-	-	132,255	6.31	9,540	7.11	65,097	7.12	206,892	6.60
GNMA	-	-	49	9.00	-	-	12,172	7.58	12,221	7.59
Total mortgage-backed securities	$ -	-%	$ 201,161	6.31%	$ 10,052	7.22%	$ 91,751	7.26%	$ 302,964	6.62%

Investment securities:
Held-to-maturity:
U.S. government and Federal agency Obligations	$ -	-%	$ -	-%	$ 702	6.80%	$ -	-%	$ 702	6.80%
Total held-to-maturity	-	-	-	-	702	6.80	-	-	702	6.80
Available-for-sale:
Corporate debt securities	-	-	10,024	7.03	31,832	6.49	9,952	7.33	51,808	6.76
Equity securities:
Direct (1)	-	-	-	-	-	-	4,900	16.00	4,900	13.22
Mutual funds (1)	-	-	-	-	-	-	2,429	13.22	2,429	-
Total available-for-sale	-	-	10,024	7.03	31,832	6.49	17,281	10.62	59,137	7.79
Total investment securities	$ -	-%	$ 10,024	7.03%	$ 32,534	6.49%	$ 17,281	10.62%	$ 59,839	7.78%

Collateralized mortgage obligations:
Available-for-sale:
FHLMC	$ -	-%	$ -	-%	$ -	-%	$ 47,081	6.70%	$ 47,081	6.70%
FNMA	-	-	-	-	-	-	35,234	6.59	35,234	6.59
Total collateralized mortgage obligations	$ -	-%	$ -	-%	$ -	-%	$ 82,315	6.65%	$ 82,315	6.65%

(1) "Yield" derived from unrealized change in market value of equity securities is not included in totals for purposes of the calculation of weighted average yield on the portfolio here or on average balance sheets in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sources of Funds

General. Deposits, loan and securities repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings are the primary sources of the Bank's funds for lending, investing and other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW and other demand accounts, money market savings accounts (collectively "core deposits") and certificate accounts. The terms of the fixed-rate certificate accounts offered by the Bank vary from 90 days to five years and the offering rates are established by the Bank on a weekly basis. Once an account is established, no additional amounts are permitted to be deposited in fixed-rate accounts. The Bank also presently offers variable rate certificates whose rates are indexed to the one year CMT. Additions are permitted prior to maturity for certain of the Bank's variable rate accounts. The Bank also offers a 12 month step-up certificate account that permits additions and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At March 31, 2001, the Bank had $1.09 billion of certificate accounts maturing in less than one year. The Bank expects to retain a substantial portion of these maturing dollars. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.

During the fourth quarter of fiscal 1998, the Bank opened a wholesale deposit operation (Money Desk) through its Telebanking Center. The Bank's Money Desk solicited deposits directly from individual and institutional investors. During the fourth quarter of fiscal 1999, the Bank made the decision to discontinue its Money Desk effective April 1999 due to the availability of alternative, cost-effective sources of funds, including retail deposit growth and FHLB advances. At March 31, 2001, the Bank's certificate accounts include $4.3 million generated through the Money Desk. The weighted average interest rate on these deposits is 5.82%.

The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended March 31,
	2001	2000	1999
	(Dollars in thousands)
Net deposits (withdrawals)	$ 22,662	16,047	24,561
Sale of branch deposits	-	(45,859)	-
Interest credited on deposit accounts	92,065	92,808	78,153
Total increase in deposit accounts	$ 114,727	62,996	102,714

At March 31, 2001, the Bank had $427.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$ 70,130	6.34%
Over three through six months	203,256	6.43
Over three through six months	108,163	6.06
Over 12 months	45,716	6.41
Total	$ 427,265	6.32

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended March 31,
	2001			2000			1999
	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield
	(Dollars in thousands)

Passbook accounts	$ 128,955	6.6%	2.14%	$ 141,103	7.6%	2.24%	$ 147,702	8.3%	2.31%
Money market savings accounts	385,973	20.0	4.84	401,394	21.6	4.39	290,917	16.3	4.51
NOW accounts	155,739	8.1	1.25	141,708	7.7	0.96	133,102	7.5	0.96
Non-interest bearing accounts	83,325	4.3	-	71,044	3.8	-	55,028	3.1	-
Total core deposits	753,992	39.0	3.10	755,249	40.7	2.93	626,749	35.2	2.84

Certificate accounts:
Variable-rate certificates of deposit	23,354	1.2	5.74	30,790	1.6	4.93	31,788	1.8	4.98
Step-up certificates of deposit	43,453	2.3	5.71	55,206	3.0	4.75	76,681	4.3	5.12
Less than 6 months	82,876	4.3	5.93	108,842	5.9	5.76	47,040	2.7	4.61
6 through 11 months	184,211	9.5	5.98	279,592	15.0	5.07	290,462	16.3	5.22
12 though 23 months	665,937	34.5	6.22	458,097	24.7	5.08	533,774	30.0	5.43
24 months through 47 months	126,009	6.5	5.79	98,429	5.3	5.42	83,834	4.7	5.67
48 months or greater	52,604	2.7	5.77	68,356	3.7	5.56	85,498	4.8	5.84
Other	282	0.0	6.60	1,942	0.1	6.02	4,122	0.2	6.19
Total certificate accounts	1,178,726	61.0	6.07	1,101,254	59.3	5.19	1,153,199	64.8	5.35
Total average deposits	$1,932,718	100.0%	4.91%	$1,856,503	100.0%	4.27%	$1,779,948	100.0%	4.47%

 The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2001.

	Period to Maturity from March 31, 2001						March 31,
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	2001	2000	1999
	(Dollars in thousands)

0.00 to 4.00%	$ 2	-	-	-	-	-	2	287	501
4.01 to 5.00%	74,309	5,756	3,298	1,145	257	7	84,772	212,182	498,901
5.01 to 6.00%	308,930	38,203	6,956	7,943	3,988	226	366,246	731,502	571,844
6.01 to 7.00%	683,772	33,597	7,394	3,263	6,981	138	735,145	223,341	28,690
7.01 to 8.00%	22,369	8,351	475	-	-	-	31,195	27	161
8.01 to 9.00%	-	-	-	-	-	-	-	-	-
Over 9.01%	-	-	-	-	-	-	-	-	127

Total	$1,089,382	85,907	18,123	12,351	11,226	371	1,217,360	1,167,339	1,100,224

 FHLB Advances and Other Borrowings. The Bank utilizes FHLB advances and reverse repurchase agreements as alternative sources of funds to retail deposits. These borrowings are collateralized by securities and, in the case of certain FHLB advances, certain of the Bank's mortgage loans and secondarily by the Bank's investment in the capital stock of the FHLB. See "Regulation and Supervision-Federal Home Loan Bank System." The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB.

At March 31, 2001, the Bank had outstanding FHLB advances and other borrowings of $575.0 million at a weighted average cost of 5.98%. The original terms of the FHLB advances and other borrowings outstanding at March 31, 2001, range from 4 years to 10 years. The Bank expects to continue to utilize FHLB advances and other borrowings including reverse repurchase agreements as secondary sources of funds to deposit liabilities. FHLB advances and other borrowings are utilized to balance the differential net cash flows arising from loan and deposit activities and as a primary funding vehicle for the Bank's investment in securities. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account.

During fiscal 1998, the Bank began making increased use of putable borrowings (primarily FHLB advances). Under the putable advance program, in exchange for a favorable interest rate on the borrowing, the Bank grants to the FHLB an option to "put" the advance back to the Bank at specified quarterly "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, the Bank obtains funds below the cost of non-putable FHLB advances which have fixed maturities between the first "put" date and the final maturity date of the putable advance. In exchange for this favorable funding rate, the Bank is exposed to the risk that the advance is "put" back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a new borrowing at a less advantageous cost. The Bank's use of putable advances allowed the Bank to extend the term to maturity and initial "put" dates of its funding in connection with increased investment in hybrid and balloon MBS products. The Bank has not initiated any new putable advances since May 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

The use of reverse repurchase agreements involves the risk that between the dates of "sale" and subsequent repurchase, a decline in the market value of the underlying security may require the sale of additional securities to the counterparty to the reverse repurchase agreement. See "Sources of Funds - FHLB Advances and Other Borrowings."

The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

	At or for the Years Ended March 31,
	2001	2000	1999
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$ 771,869	792,778	855,197
Maximum amount outstanding at any Month-end during the year	886,000	884,000	949,000
Balance outstanding at end of year (1)	575,000	884,000	764,000
Weighted average interest rate during the year	6.25%	5.63	5.57
Weighted average interest rate end of year	5.98	6.02	5.37

Reverse repurchase agreements:
Average balance outstanding	$ -	43,750	50,000
Maximum amount outstanding at any Month-end during the year	-	50,000	50,000
Balance outstanding at end of year (1)	-	-	50,000
Weighted average interest rate during the year	-%	5.87	5.87
Weighted average interest rate end of year	-	-	5.87

(1) Included in the balance of FHLB advances outstanding at March 31, 2001 are putable borrowings of $165.0 million with initial put dates ranging from April 16, 2001 to February 12, 2003. The weighted average term to maturity for these putable borrowings is 28 months and the weighted average term to first put date is 4 months.

Subsidiary Activities

Pomona Financial Services, Inc. ("PFS"), a California corporation, is a wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporations described below and acts as trustee under deeds of trusts. For the year ended March 31, 2001, PFS had net earnings of $67,000.

PFF Financial Services, Inc. ("PFFFS"), a California corporation, is a wholly owned subsidiary of PFS. Prior to July 1994, PFFFS operated as an agency selling various personal and business insurance policies strictly as an adjunct to the Bank's traditional thrift business. As part of the Bank's strategy to diversify the products and services it offers and restructure its balance sheet, a decision was made to expand the role of PFFFS. In July 1994, PFFFS was authorized to sell fixed annuities to the Bank's customers through the Bank's branches. In August 1995, PFFFS was further authorized to offer variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. In addition, PFFFS is working with vendors of other insurance products, such as auto, home and life insurance, to further expand the products and services offered to the Bank's customers and members of the local community. For the year ended March 31, 2001, PFFFS had net earnings of $99,000.

Diversified Services, Inc. ("DSI"), a California corporation, is a wholly owned subsidiary of PFS. DSI had historically participated as an investor in residential real estate projects. DSI may consider additional real estate activities as market conditions warrant. For the year ended March 31, 2001, DSI had minimal activity and net earnings of $3,000.

Personnel

As of March 31, 2001, the Bank had 469 full-time employees and 121 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. See "Item 11 - Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.

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

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Bancorp, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Bancorp.

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

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio (or a 3% leverage (core) capital ratio for those institutions with the highest rating on the CAMELS financial institution rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and

 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 2001, the Bank met each of its capital requirements and it is anticipated that the Bank would not be subject to the interest rate risk component.

The following table presents the Bank's capital position at March 31, 2001.

	Actual	Required	Excess	Actual Percentage	Required Percentage
	(Dollars in thousands)

Tangible	$ 237,838	43,076	194,762	8.28%	1.50%
Core (Leverage)	237,838	114,869	122,969	8.28	4.00
Risk-based	262,994	165,449	97,545	12.72	8.00

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of under capitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest CAMELS rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a capital Tier 1 to risk-weighted assets ratio of less than 3% or a Tier 1 capital to total assets ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a Tier 1 capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Federal Financing Corporation to recapitalize the predecessor to the SAIF (the "FICO Bonds"). During 2000, FICO Bond payments for SAIF members and Bank Insurance Fund ("BIF" - the deposit insurance fund that covers most commercial bank deposits) members approximated 2.07 basis points. The BIF and SAIF have equal sharing of FICO Bond payments between the members of both insurance funds.

The Bank's assessment rate for fiscal 2001 ranged from 1.9 to 3.0 basis points and the premium paid for this period was $661,000 all of which was paid towards the FICO Bonds. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 2001, the Bank's limit on loans to one borrower was $39.4 million. At March 31, 2001, the Bank's largest aggregate outstanding balance of loans was $36.1 million to a single family tract developer.

QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association must either qualify as a "domestic building and loan association" as defined in the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (i.e, total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2001, the Bank maintained 76.11% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule effective in fiscal 1999 established three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeded all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations, the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution, or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, institutions in a holding company structure must still give advance notice to the OTS of the capital distribution. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determined that the distribution would be an unsafe or unsound practice. At March 31, 2001, the Bank was a Tier 1 Bank.

Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement was 4% at March 31, 2001. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at March 31, 2001 was 6.25%, which exceeded the applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. Effective March 14, 2001, the OTS adopted an interim rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 2001 totaled $509,000.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement was $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company reports its income on a fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The Company files federal income tax returns on a consolidated basis. The Bank has been audited by the IRS through the 1990 tax year and the California Franchise Tax Board through the 1985 tax year and for the 1993 tax year. The statute of limitations has closed for all tax years for both IRS and California Franchise Tax Board purposes through the 1994 tax year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

Tax Bad Debt Reserve. Formerly, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business "qualifying thrifts" were permitted to establish a reserve for bad debts and to make annual additions , which additions could, within specified formula limits, be deducted in arriving at taxable income. The Bank's deduction with respect to "qualifying loans," ( generally loans secured by certain interests in real property), could be computed using a percentage based on the Bank's actual loss experience, (the "experience method"), or a percentage equal to eight percent of the Bank's taxable income before such deduction (the "percentage of taxable income method"). Each year the Bank selected the more favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

Pursuant to the Small Business Job Protection Act of 1996 (the "Act"), Congress repealed the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. The Bank changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Bank does not have applicable excess reserves subject to recapture. However, the Bank's tax bad debt reserve balance of approximately $25.3 million (as of March 31, 2001) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to shareholders that would result in recapture of any portion of its bad debt reserves. These reserves would also be subject to recapture if the Bank fails to qualify as a "bank" for federal income tax purposes.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code') imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1996 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. The Company does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

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

Item 2. Properties.

As of March 31, 2001, PFF Bank & Trust was conducting its business through 24 banking branches, two trust offices (one of which is domiciled in one of the Bank's branch banking buildings), a regional loan center, a satellite loan office, a human resources and training center, plus one executive administrative building and one records center.

The executive offices for the Bank and the Bancorp are located at 350 South Garey Avenue, Pomona, California.

Of the 24 banking branches, 17 of the buildings and the land on which they are located are owned, one building is owned on leased land, and six buildings and the land on which they are located are leased. The separate trust office, the administrative office and land on which they are located are leased. The regional loan center and the land on which it is located are owned and the satellite loan office is leased. The human resources and training center and the records center and land occupied by them are owned.

As of March 31, 2001, the net book value of owned real estate including the branch located on leased land totaled $18.3 million. The net book value of leased offices was $2.0 million. The net book value of furniture, fixtures and electronic data processing equipment was $4.6 million.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of PFF Bancorp, Inc. is traded over-the-counter on the Nasdaq National Market under the symbol "PFFB." The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of PFF Bancorp, Inc. common stock. As of March 31, 2001, there were approximately 4800 holders of the common stock of the Company, which includes the approximate number of shares held in street name.

	High	Low	Closing

Year Ended March 31, 2001
First Quarter	$18.25	12.25	18.25
Second Quarter	22.50	16.63	21.75
Third Quarter	23.75	15.75	20.88
Fourth Quarter	25.00	19.25	22.94

Year Ended March 31, 2000
First Quarter	$19.75	15.38	18.75
Second Quarter	21.38	18.81	20.63
Third Quarter	23.75	19.25	19.38
Fourth Quarter	19.75	13.50	15.50

The Company initiated a cash dividend program on its common stock during the fiscal year ended March 31, 2000. Dividend activity during the fiscal year ended March 31, 2001 was as follows:

		Amount
Record Date	Payment Date	Per share
June 15, 2000	June 30, 2000	$.06
September 15, 2000	September 29, 2000	$.06
December 15, 2000	December 29, 2000	$.06
March 15, 2001	March 30, 2001	$.06

The Company neither paid nor declared any dividends prior to September 1999.

Item 6. Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company and notes thereto - See "Item 8. Financial Statements and Supplementary Data."

	At March 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Selected Balance Sheet Data:

Total assets	$2,886,431	3,034,023	2,935,980	2,812,384	2,535,767
Investment securities held-to- maturity	702	701	709	714	15,718
Investment securities available-for- sale	59,137	87,810	82,387	92,908	63,210
Mortgage-backed securities held- to-maturity	-	-	556	1,373	5,490
Mortgage-backed securities available-for-sale	302,964	381,277	525,560	481,620	486,009
Collateralized mortgage obligations available-for-sale	82,315	85,653	102,700	223,502	24,909
Trading securities	2,375	4,318	4,271	-	-
Investment in real estate	-	4,928	6,371	731	1,113
Loans held for sale	583	7,362	3,531	701	736
Loans receivable, net(1)	2,285,307	2,326,702	2,026,081	1,827,614	1,819,209
Deposits	2,021,261	1,906,534	1,843,538	1,740,824	1,711,049
FHLB advances and other borrowings	575,000	884,000	814,000	785,886	530,000
Stockholders' equity, substantially restricted	257,998	221,831	242,665	254,278	265,526

(continued on next page)

	For the Year Ended March 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share amounts)

Selected Operating Data:

Interest income	$ 240,356	215,328	206,955	191,368	168,515
Interest expense	143,471	126,539	130,356	118,517	99,306
Net interest income	96,885	88,789	76,599	72,851	69,209
Provision for loan losses	5,004	4,000	4,020	7,099	13,661
Net interest income after provision for loan losses	91,881	84,789	72,579	65,752	55,548
Non-interest income	13,912	17,252	15,548	14,280	10,227
Non-interest expense:
General and administrative expense	57,066	55,506	54,960	51,560	49,381
SAIF recapitalization assessment	-	-	-	-	10,900
Foreclosed real estate operations, net	(324)	(278)	(45)	473	(325)
Total non-interest expense	56,742	55,228	54,915	52,033	59,956
Earnings before income taxes	49,051	46,813	33,212	27,999	5,819
Income taxes	20,791	20,215	14,208	12,019	3,087
Net earnings	$ 28,260	26,598	19,004	15,980	2,732
Basic earnings per share (2)	$ 2.42	2.20	1.37	1.00	0.15
Diluted earnings per share (2)	$ 2.20	2.02	1.29	0.95	0.15

(continued on next page)

	At or for the Year Ended March 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Performance Ratios (3):
Return on average assets	0.95%	0.90	0.64	0.60	0.12
Return on average equity	11.81	11.91	7.92	6.07	0.96
Average equity to average assets	8.04	7.54	8.08	9.87	12.10
Equity to total assets at end of period	8.94	7.31	8.27	9.04	10.47
Net interest spread (4)	2.94	2.83	2.47	2.41	2.52
Effective interest spread (5)	3.32	3.10	2.71	2.82	3.05
Average interest-earning assets to average interest-bearing liabilities	107.72	106.22	105.16	108.98	112.04
Core efficiency ratio (6)	50.82	53.43	60.01	59.18	62.16
General and administrative expense to average assets	1.92	1.87	1.85	1.93	2.10
Regulatory Capital Ratios (3)(7):
Tangible capital	8.28	6.77	6.95	7.10	8.46
Core capital	8.28	6.77	6.95	7.10	8.46
Risk-based capital	12.72	11.00	12.52	14.17	16.54
Asset Quality Ratios (3):
Non-performing loans as a percent of gross loans receivable (8)(9)	0.45	0.21	0.50	0.88	1.24
Non-performing assets as a percent of total assets (9)	0.41	0.23	0.56	0.88	1.23
Allowance for loan losses as a percent of gross loans receivable (8)	1.22	1.09	1.18	1.33	1.47
Allowance for loan losses as a percent of non-performing loans (9)	270.20	512.96	237.56	151.27	118.72
Number of full-service customer facilities	24	23	24	23	23
Loan originations	$1,049,535	1,268,324	987,604	557,428	499,667

____________________________
(1) The allowances for loan losses at March 31, 2001, 2000, 1999, 1998, and 1997 were $31.0 million $27.8 million, $26.2 million, $26.0 million, and $27.7 million, respectively.
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
(6) Core efficiency ratio represents general and administrative expense as a percent of net interest income plus core non-interest income. Core non-interest income excludes trading securities activity, fiscal 2000 gain on branch sale and fiscal 2000 marketable equity security impairment writedown.
(7) For definitions and further information relating to the Bank's regulatory capital requirements, see "Regulation - Federal Savings Institution Regulation - Capital Requirements."
(8) Gross loans receivable includes loans receivable held for investment and loans held for sale.
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

The Company's Asset/Liability Committee ("ALCO") is responsible for implementing the interest rate risk policies designed to manage its interest rate risk exposure. The Board of Directors approves acceptable interest rate risk levels designed to provide sufficient net interest income and market value of shareholder equity ("NPV") assuming specified changes in interest rates. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.

One measure of the Company's exposure to interest rate risk is shown in the following table which sets forth the repricing frequency of its major assets and liabilities as of March 31, 2001. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, and the scheduled principal payments and estimated prepayments. Repricing of liabilities are based upon the contractual maturities, estimated decay rates for core deposits, and the earliest repricing opportunity for variable and floating rate instruments. The Company also had $165.0 million of putable FHLB advances on the balance sheet as of March 31, 2001 that are assumed to reprice at their next put date. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used, or if actual experience differed from that assumed.

March 31, 2001
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 12 Months	More than 12 Months to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total	Fair Value
	(Dollars in thousands)
Interest-earning assets:
Cash, investment securities, collateralized mortgage obligations and FHLB stock (1)	$ 189,925	-	-	-	-	52,251	242,176	242,241
Loans and mortgage-backed securities: (1)
Mortgage-backed securities	64,908	51,976	82,519	83,018	16,703	3,840	302,964	302,964
Loans receivable, net	1,168,567	338,956	255,543	292,424	174,032	56,368	2,285,890	2,297,168
Total loans and mortgage-backed securities	1,233,475	390,932	338,062	375,442	190,735	60,208	2,588,854	2,599,550
Total interest-earning assets	1,423,400	390,932	338,062	375,442	190,735	112,459	2,831,030	2,842,373
Non-interest earning assets	-	-	-	-	-	55,401	55,401	55,401
Total assets	$ 1,423,400	390,932	338,062	375,442	190,735	167,860	2,886,431	2,897,774

Interest-bearing liabilities:
Fixed maturity deposits	$ 397,098	398,857	293,429	104,030	23,578	368	1,217,360	1,228,086
Core deposits (2)	201,781	201,782	400,338	-	-	-	803,901	803,898
Total deposits	598,879	600,639	693,767	104,030	23,578	368	2,021,261	2,031,984
Borrowings (3)	305,000	105,000	140,000	25,000	-	-	575,000	575,465
Total interest-bearing liabilities	903,879	705,639	833,767	129,030	23,578	368	2,596,261	2,607,449
Non-interest bearing liabilities	-	-	-	-	-	32,172	32,172	32,172
Equity	-	-	-	-	-	257,998	257,998	257,998
Total liabilities and stockholders' equity	$ 903,879	705,639	833,767	129,030	23,578	290,538	2,886,431	2,897,619
Interest sensitivity gap	$ 519,521	(314,707)	(495,705)	246,412	167,157	(122,678)	-
Cumulative interest sensitivity gap	519,521	204,814	(290,891)	(44,479)	122,678	-	-
Cumulative interest sensitivity gap as a percentage of total assets	18.00%	7.10	(10.08)	(1.54)	4.25	0.00
Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities	157.48	112.73	88.09	98.27	104.73	109.04

(1) Based upon contractual maturities, repricing date and forecasted principal payments assuming normal amortization and, where applicable prepayments.
(2) Assumes annual decay rates ranging from 20%-33%.
(3) Putable borrowings are presented based upon their first put date.

The Company's one year GAP at March 31, 2001, was negative 10.08% (i.e., more interest bearing liabilities reprice within one year than interest-earning assets); this compares with positive 2.96% at March 31, 2000. The change in the Company's one-year repricing GAP between March 31, 2000 and 2001 is attributable, in part, to a change in the presentation of core deposits from decay rates with lives of more than five years to recognition that all core deposits are subjected to repricing within one year.

Although the table indicates the Company is more exposed to declining interest rates in the short term, a GAP table is limited to measuring the timing risk and does not reflect the impact of customer options or basis risk. To better measure the Company's exposure to these and other components of interest rate risk, management relies on an internally maintained, externally supported asset/liability simulation model.

The Company forecasts its net interest income for the next twelve months, and its NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this "base case" has been established, the Company subjects its balance sheet to instantaneous and sustained rate changes of 100 and 200 basis points to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. The model then re-forecasts net interest income and NPV. The tables below indicate the results of the Company's internal modeling of its balance sheet as of March 31, 2001 and 2000. Once again, it should be noted that the internal calculation of the Company's sensitivity to interest rate changes would vary substantially if different assumptions were used, or if the Company's response to changes in interest rates included changes in the structure of its balance sheet.

March 31, 2001
	Percentage Change
Change in Interest Rates (in basis points)	Net Interest Income (1)	Net Portfolio Value (2)
200	1.10%	13.27%
100	1.21	9.16
(100)	(0.58)	(16.87)
(200)	(0.87)	(37.06)

(1) This percentage change represents the impact to net interest income for the period from April 1, 2001 through March 31, 2002 assuming the Company does not change the structure of its balance sheet.
(2) This percentage represents the NPV of the Company assuming no changes to the balance sheet.

The results from the asset/liability simulation model indicate that the Company's net interest income would benefit, or increase, during periods of rising rates, and decline during periods of declining rates. This is a direct result of the success of the Company's strategic concentration on the Four-Cs and core deposits. The Four-Cs generally have shorter durations, quicker response to rate changes, and are associated with more responsive indices than traditional single family loans. Additionally, core deposits have relatively low sensitivity to movements in market rates compared to CDs.

March 31, 2000
	Percentage Change
Change in Interest Rates (in basis points)	Net Interest Income (1)	Net Portfolio Value (2)
200	(8.43)%	(56.43)%
100	(2.06)	(27.47)
(100)	0.44	26.71
(200)	0.14	53.08

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

The OTS produces an analysis of the Bank's interest rate risk using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports. The results of the OTS model may vary from the Bank's internal model primarily due to differences between assumptions utilized in the Bank's internal model and the OTS model, including estimated loan market rates, prepayment rates, reinvestment rates and deposit decay rates. As of March 31, 2001, the Bank's sensitivity measure, as calculated by the OTS, was a negative 1.80%. This represents a decrease in sensitivity of 97 basis points from the March 31, 2000 results.

Average Balance Sheets

The following table sets forth certain information relating to the Company for the years ended March 31, 2001, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees that are considered adjustments to yields.

	Year Ended March 31,
	2001			2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)

Assets:

Interest-earning assets:
Interest-earning deposits and short-term investments	$ 32,979	$ 2,011	6.10%	$ 35,688	$ 1,656	4.64%	$ 40,037	$ 1,921	4.80%
Investment securities, net	88,290	6,386	7.23	92,208	5,935	6.44	102,626	6,633	6.46
Mortgage-backed securities, net	338,956	22,274	6.57	437,549	27,910	6.38	596,185	37,471	6.29
Collateralized mortgage obligations, net	86,267	6,393	7.41	92,637	5,893	6.36	167,538	10,209	6.09
Loans receivable, net	2,323,919	199,918	8.60	2,162,492	171,618	7.94	1,872,869	148,013	7.90
FHLB stock	46,094	3,374	7.32	43,752	2,316	5.29	47,778	2,708	5.67
Total interest-earning assets	2,916,505	240,356	8.24	2,864,326	215,328	7.52	2,827,033	206,955	7.32
Non-interest-earning assets	59,426			98,750			139,799
Total assets	$ 2,975,931			$ 2,963,076			$ 2,966,832

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Passbook accounts	$ 128,955	2,756	2.14	$ 141,103	3,156	2.24	$ 147,702	3,405	2.31
Money market savings accounts	385,973	18,684	4.84	401,394	17,649	4.40	290,917	13,131	4.51
NOW and other demand deposit accounts	239,064	1,957	0.82	212,752	1,366	0.64	188,130	1,293	0.69
Certificate accounts	1,178,726	71,592	6.07	1,101,254	57,149	5.19	1,153,199	61,705	5.35
Total	1,932,718	94,989	4.91	1,856,503	79,320	4.27	1,779,948	79,534	4.47
FHLB advances and other borrowings	774,750	48,482	6.26	840,091	47,219	5.62	908,298	50,822	5.60
Total interest-bearing liabilities	2,707,468	143,471	5.30	2,696,594	126,539	4.69	2,688,246	130,356	4.85
Non-interest-bearing liabilities	29,215			43,157			38,729
Total liabilities	2,736,683			2,739,751			2,726,975
Stockholders' equity	239,248			223,325			239,857
Total liabilities and stockholders' equity	$ 2,975,931			$ 2,963,076			$ 2,966,832
Net interest income		$ 96,885			$ 88,789			$ 76,599
Net interest spread			2.94			2.83			2.47
Effective interest spread			3.32			3.10			2.71
Ratio of interest-earning assets to interest- bearing liabilities	107.72%			106.22%			105.16%

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

	Year Ended March 31, 2001 Compared to Year Ended March 31, 2000				Year Ended March 31, 2000 Compared to Year Ended March 31, 1999
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ (126)	520	(39)	355	(209)	(63)	7	(265)
Investment securities, net	(252)	731	(28)	451	(673)	(27)	2	(698)
Mortgage-backed securities, net	(6,290)	837	(183)	(5,636)	(9,970)	558	(149)	(9,561)
Collateralized mortgage obligations, net	(405)	973	(68)	500	(4,564)	449	(201)	(4,316)
Loans receivable, net	12,817	14,329	1,154	28,300	22,889	620	96	23,605
FHLB stock	124	888	46	1,058	(228)	(179)	15	(392)
Total interest-earning assets	5,868	18,278	882	25,028	7,245	1,358	(230)	8,373

Interest-bearing liabilities:
Passbook accounts	(272)	(145)	17	(400)	(152)	(101)	4	(249)
Money market savings accounts	(679)	1,769	(55)	1,035	4,987	(340)	(129)	4,518
NOW and other demand deposit accounts	168	380	43	591	169	(85)	(11)	73
Certificate accounts	4,021	9,732	690	14,443	(2,779)	(1,860)	83	(4,556)
FHLB advances and other borrowings	(3,672)	5,358	(423)	1,263	(3,830)	268	(41)	(3,603)
Total interest-bearing liabilities	(434)	17,094	272	16,932	(1,605)	(2,118)	(94)	(3,817)
Change in net interest income	$ 6,302	1,184	610	8,096	8,850	3,476	(136)	12,190

Comparison of Operating Results for the Years Ended March 31, 2001 and March 31, 2000

General

Net earnings increased from $26.6 million for fiscal 2000 to $28.3 million for fiscal 2001. Core net earnings (defined as net earnings excluding activity, net of taxes, in the Company's trading securities portfolio, the fiscal 2000 gain on a branch sale and the fiscal 2000 impairment writedown of a marketable equity security) increased 15 percent from $25.4 million for fiscal 2000 to $29.1 million for fiscal 2001. The improvement in operating results between fiscal 2000 and fiscal 2001 was attributable to an increase in net interest income from $88.8 million for fiscal 2000 to $96.9 million for fiscal 2001 arising from expansion of effective interest spread coupled with growth in average interest-earning assets.

Interest Income

Interest income increased $25.0 million or 12% from $215.3 million for fiscal 2000 to $240.4 million for fiscal 2001. The increase was attributable principally to a 72 basis point increase in yield on average interest-earning assets from 7.52% for fiscal 2000 to 8.24% for fiscal 2001. Average interest-earning assets increased $52.2 million from $2.86 billion for fiscal 2000 to $2.92 billion for fiscal 2001.

The average yield on loans receivable, net increased 66 basis points from 7.94% for fiscal 2000 to 8.60% for fiscal 2001. The increase in average yield on loans receivable, net reflects the Bank's continuing emphasis on the Four-Cs as well as the impact of a generally higher interest rate environment during fiscal 2001. The proportion of the loan portfolio comprised by the disbursed balance of the Four-Cs increased $151.5 million during fiscal 2001 to $888.0 million or 39 percent of loans receivable, net at March 31, 2001 from $736.5 million or 32 percent of loans receivable, net at March 31, 2000. Originations of the Four-Cs totaled $969.3 million or 92 percent of total originations for fiscal 2001 compared to $833.0 million or 66 percent of total originations for fiscal 2000.

The average yield on the aggregate average balance of securities, increased from 6.39% for fiscal 2000 to 6.82% for fiscal 2001. The increase in average yield on securities was attributable primarily to the increase in the general level of interest rates. The one-year CMT index to which 30% of the Company's securities portfolio is tied averaged 5.71% during fiscal 2001 compared to 5.45% during fiscal 2000. One month LIBOR, to which 6% of the Company's securities portfolio is tied averaged 6.28% during fiscal 2001 compared to 5.47% during fiscal 2000. Premium amortization net of discount accretion on securities of $802,000 for fiscal 2001 and $1.2 million for fiscal 2000 decreased the yield on securities by 9 basis points and 18 basis points for fiscal 2001 and 2000, respectively. The weighted average cost basis of the securities held by the Company at March 31, 2001 was 100.88 percent of par value.

The increase in average interest-earnings assets between fiscal 2000 and fiscal 2001 was comprised principally of a $161.4 million increase in the average balance of loans receivable, net from $2.16 billion to $2.32 billion partially offset by a $108.9 million decrease in the aggregate average balance of investment securities from $622.4 million to $513.5 million.

During fiscal 2001, the Company continued the strategy it began during fiscal 1999 of reducing its wholesale leverage (securities funded with FHLB advances and other borrowings). This strategy was undertaken in connection with the Company's focus on enhancing its net interest spread and achieving an earnings stream and balance sheet comprised to a greater extent by the Four-Cs on the asset side and core deposits on the liability side. Strong loan origination volumes of the Four-Cs have provided an investment alternative for the Company which is preferential to securities, and is consistent with its long term strategic objectives.

Interest Expense

Interest expense increased $16.9 million or 13% from $126.5 million for fiscal 2000 to $143.5 million for fiscal 2001. The increase was attributable primarily to a 61 basis point increase in the average cost of interest-bearing liabilities from 4.69% for fiscal 2000 to 5.30% for fiscal 2001. The average cost of deposits increased from 4.27% for fiscal 2000 to 4.91% for fiscal 2001. The average cost of CDs increased 88 basis points from 5.19% for fiscal 2000 to 6.07% for fiscal 2001 and the average cost of core deposits increased 16 basis points from 2.94% for fiscal 2000 to 3.10% for fiscal 2001. The average cost of FHLB advances and other borrowings was 6.26% for fiscal 2001 compared to 5.62% for fiscal 2000. The increases in funding costs for deposits and FHLB advances and other borrowings reflect the increase in the general level of interest rates between fiscal 2000 and fiscal 2001.

Average interest-bearing liabilities increased $10.9 million from $2.70 billion for fiscal 2000 to $2.71 billion for fiscal 2001. The increase in the average balance of interest-bearing liabilities was comprised of a $76.2 million increase in the average balance of total deposits from $1.86 billion for fiscal 2000 to $1.93 billion for fiscal 2001 partially offset by a $65.3 million decrease in the average balance of FHLB advances and other borrowings from $840.1 million for fiscal 2000 to $774.8 million for fiscal 2001.

Provision for Loan Losses

Provision for loan losses was $5.0 million for fiscal 2001 compared to $4.0 million for fiscal 2000. The increase in the provision for loan losses between fiscal 2001 and fiscal 2000 reflects the increase in the Company's level of non-accrual loans. The Bank's emphasis on the Four-Cs has also resulted in a change in the overall risk profile of the Bank's loan portfolio. Non-accrual loans were $11.5 million or 0.45% of gross loans receivable at March 31, 2001 compared to $5.4 million or 0.21% of gross loans receivable at March 31, 2000. The allowance for loan losses was $31.0 million or 1.22% of gross loans receivable at March 31, 2001 compared to $27.8 million or 1.09% of gross loans receivable at March 31, 2000.

Non-Interest Income

Non-interest income was $13.9 million for fiscal 2001 compared to $17.3 million for fiscal 2000. Core non-interest income (total non-interest income excluding trading securities portfolio activity, fiscal 2000 gain on branch sale and fiscal 2000 marketable equity security impairment writedown) increased $300,000 or 2% between fiscal 2000 and fiscal 2001 to $15.4 million. Deposit and related fees were $9.0 million for fiscal 2001 compared to $9.1 million for fiscal 2000. The $167,000 decrease in deposit and related fees was attributable to a $356,000 decrease in commissions earned from sales of non-deposit investment (NDI) products to $1.0 million for fiscal 2001 from $1.4 million for fiscal 2000. NDI products consist primarily of third-party annuities and mutual funds. Trust fees were $1.8 million for fiscal 2001 compared to $2.1 million for fiscal 2000. Trust fees for fiscal 2001 reflect a $291,000 non-recurring downward adjustment of fees. Gain (loss) on sales of assets was $557,000 for fiscal 2001 compared to ($1.0 million) for fiscal 2000. The $1.0 million loss for fiscal 2000 includes a $995,000 writedown of a marketable equity security deemed to be other than temporarily impaired. Loan and servicing fees of $3.4 million for fiscal 2001 were comparable with fiscal 2000. Higher volumes of loan payoffs during fiscal 2001 increased loan fee income in an amount comparable to the $445,000 prepayment fee received on a commercial loan during fiscal 2000. The net loss from trading activity was $1.5 million for fiscal 2001 compared to a net gain of $1.7 million for fiscal 2000 reflecting the dramatic change in the direction of the equity markets between the two periods.

Non-Interest Expense

Non-interest expense was $56.7 million for fiscal 2001 compared to $55.2 million for fiscal 2000. General and administrative expense increased $1.6 million or 3% from $55.5 million or 1.87% of average assets for fiscal 2000 to $57.1 million or 1.92% of average assets for fiscal 2001. Compensation and benefits expense increased $857,000 from $29.5 million for fiscal 2000 to $30.3 million for fiscal 2001. Included in compensation and benefits expense for fiscal 2001 and fiscal 2000, respectively are non-cash charges of $5.7 million and $5.2 million associated with the

Bank's ESOP and 1996 Incentive Plan. The increase in marketing and professional services expense from $5.1 million for fiscal 2000 to $6.3 million for fiscal 2001 was attributable, in part, to fiscal 2001 expenditures of $707,000 associated with increased marketing efforts directed toward the Hispanic segments of the communities served by the Bank. Hispanic marketing expenditures for fiscal 2002 are expected to equal or exceed the fiscal 2001 level. The $595,000 decrease in other non-interest expense from $9.2 million for fiscal 2000 to $8.6 million for fiscal 2001 was due primarily to office supplies expense.

Income Taxes

Income Taxes were $20.8 million for fiscal 2001 compared to $20.2 million for fiscal 2000. The effective income tax rate was 42.4% for fiscal 2001 compared to 43.2% for fiscal 2000.

Comparison of Financial Condition at March 31, 2001 and March 31, 2000

Total assets decreased $147.6 million or 5% from $3.03 billion at March 31, 2000 to $2.89 billion at March 31, 2001. Loans receivable, net decreased $41.4 million from $2.33 billion at March 31, 2000 to $2.29 billion at March 31, 2001. Loan originations were $1.05 billion for fiscal 2001 compared to $1.27 billion for fiscal 2000. The decrease in originations between fiscal 2000 and 2001 reflects the Bank's de-emphasis on 1-4 family residential mortgage lending. The weighted average initial contract rate for total loan originations was 10.07% for fiscal 2001, compared to 8.25% for fiscal 2000. Investment securities (as defined earlier) decreased $110.3 million from $555.4 million at March 31, 2000 to $445.1 million at March 2001. The $16.4 million increase in cash and cash equivalents from $35.1 million at March 31, 2000 to $51.5 million at March 31, 2001 reflects the acceleration in cash inflows during the fourth quarter of fiscal 2001 arising from increased levels of loan and investment security pre-payments.

Total liabilities decreased $183.8 million or 7% from $2.81 billion March 31, 2000 to $2.63 billion at March 31, 2001. Total deposits increased $114.7 million from $1.91 billion at March 31, 2000 to $2.02 billion at March 31, 2001. Core deposits increased $64.7 million during fiscal 2001 to $803.9 million or 40 percent of total deposits at March 31, 2001. FHLB advances and other borrowings decreased $309.0 million from $884.0 million at March 31, 2000 to $575.0 million at March 31, 2001. The decrease in FHLB advances and other borrowings was facilitated by the strong deposit activity as well as the Bank's strategy of de-emphasizing wholesale leverage. In response to the acceleration in cash inflows from loans and securities, the Bank pre-paid $65.0 million of FHLB advances and other borrowings during the fourth quarter of fiscal 2001.

Total stockholders' equity increased $36.2 million from $221.8 million at March 31, 2000 to $258.0 million at March 31, 2001. The $36.2 million increase is comprised principally of a $24.2 million increase in retained earnings, substantially restricted, a $4.4 million decrease in unearned stock-based compensation and a $7.1 million decrease in accumulated other comprehensive loss on securities available-for-sale. The $24.2 million increase in retained earnings, substantially restricted was attributable to the Company's net earnings of $28.3 million for fiscal 2001 partially offset by 1) $2.6 million attributable to the amount paid by the Company to repurchase 145,000 shares of its common stock in excess of the original issuance price of the stock and 2) $3.2 million of cash dividends declared during fiscal 2001. The $4.4 million decrease in unearned stock-based compensation was attributable to the amortization of shares under the Company's ESOP ($1.8 million) and 1996 Incentive Plan ($2.6 million).

Comparison of Operating Results for the Years Ended March 31, 2000 and March 31, 1999

General

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

Interest Income

Interest income increased $8.4 million or 4% from $207.0 million for fiscal 1999 to $215.3 million for fiscal 2000. The increase was attributable to a $37.3 million increase in average interest-earning assets from $2.83 billion for fiscal 1999 to $2.86 billion for fiscal 2000 and a 20 basis point increase in yield on average interest-earning assets from 7.32% for fiscal 1999 to 7.52% for fiscal 2000.

The increase in average interest-earning assets between fiscal 1999 and fiscal 2000 was comprised principally of a $289.6 million increase in the average balance of loans receivable, net from $1.87 billion for fiscal 1999 to $2.16 billion for fiscal 2000, partially offset by a $244.0 million decrease in the aggregate average balance of securities from $866.3 million for fiscal 1999 to $622.4 million for fiscal 2000.

The average yield on loans receivable, net increased 4 basis points from 7.90% for fiscal 1999 to 7.94% for fiscal 2000 reflecting the Bank's increased emphasis on the origination of the Four-Cs. The disbursed balance of the Four-Cs increased $252.8 million during fiscal 2000 to $736.5 million or 32% of loans receivable, net at March 31, 2000 from $483.7 million or 24% of loans receivable, net at March 31, 1999.

The level of prepayments of higher yielding residential mortgage loans declined between fiscal 1999 and fiscal 2000. This decline resulted in a decrease in premium amortization on purchased loans. This premium amortization, net of discount accretion, amounted to $501,000 or a 2 basis point reduction in yield on loans receivable, net for fiscal 2000 compared to $2.3 million or a 13 basis point reduction in yield for fiscal 1999. At March 31, 2000, the Bank's weighted average carrying value of loans purchased from others as a percentage of outstanding principal balance was 101.6%.

The average yield on the aggregate average balance of securities was 6.39% for fiscal 2000 compared to 6.27% for fiscal 1999. Consistent with the Company's strategy of reducing wholesale leverage, maturing securities were not replaced. Premium amortization net of discount accretion on securities of $1.2 million for fiscal 2000 and $3.8 million for fiscal 1999 decreased the yield on investment securities by 18 basis points and 43 basis points for fiscal 2000 and 1999, respectively. The one year CMT index to which 32% of the Company's March 31, 2000 securities portfolio is tied, averaged 5.45% during fiscal 2000 compared to 4.89% during fiscal 1999. One month LIBOR, to which 5% of the Company's March 31, 2000 securities portfolio is tied, averaged 5.47% during fiscal 2000 compared to 5.36% during fiscal 1999. The weighted average cost basis of the securities held by the Company at March 31, 2000 was 100.83 percent of par value.

Interest Expense

Interest expense decreased $3.8 million or 3% from $130.4 million for fiscal 1999 to $126.5 million for fiscal 2000. The decrease in interest expense was due to a 16 basis point decrease in the average cost of interest-bearing liabilities from 4.85% for fiscal 1999 to 4.69% for fiscal 2000, partially offset by an $8.3 million increase in average interest-bearing liabilities from $2.69 billion for fiscal 1999 to $2.70 billion for fiscal 2000.

The increase in the average balance of interest-bearing liabilities was comprised of a $76.6 million increase in the average balance of deposits from $1.78 billion for fiscal 1999 to $1.86 billion for fiscal 2000, partially offset by a

$68.7 million decrease in the average balance of FHLB advances and other borrowings from $905.2 million for fiscal 1999 to $836.5 million for fiscal 2000. The $76.6 million increase in the average balance of deposits during fiscal 2000 is net of $45.9 million of deposits sold during the fiscal year.

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

Provision for Loan Losses

Provision for loan losses was $4.0 million for both fiscal 1999 and 2000. The consistency in provision for loan losses between fiscal 1999 and 2000 reflects the relationship between two factors. The Bank is experiencing improvement in its overall level of asset quality and has assessed an improvement in general economic conditions and property valuations in its market area. At the same time, the Bank's emphasis on the Four-Cs is changing the overall risk profile of the Bank's loan portfolio. Non-performing loans were $5.4 million or 0.21% of gross loans receivable at March 31, 2000 compared to $11.0 million or 0.50% of gross loans receivable at March 31, 1999. The allowance for loan losses was $27.8 million or 1.09% of gross loans receivable at March 31, 2000 compared to $26.2 million or 1.18% of gross loans receivable at March 31, 1999.

Non-Interest Income

Non-interest income was $17.3 million for fiscal 2000 compared to $15.5 million for fiscal 1999, an increase of $1.7 million or 11%. The increase was attributable principally to a $1.5 million gain on branch sale during fiscal 2000. Deposit and related fees were $9.1 million for fiscal 2000 compared to $8.6 million for fiscal 1999. Trust fees were $2.1 million for fiscal 2000 compared to $1.9 million for fiscal 1999. Gain (loss) on sales of assets was ($1.0 million) for fiscal 2000 compared to $698,000 for fiscal 1999. The $1.0 million loss for fiscal 2000 includes a $995,000 writedown of a marketable equity security deemed to be other than temporarily impaired. The increase in loan and servicing fees from $2.8 million for fiscal 1999 to $3.5 million for fiscal 2000 is attributable, in part, to a $445,000 prepayment fee received on a commercial loan during fiscal 2000. The net gain from trading activity was $1.7 million for fiscal 2000 compared to $569,000 for fiscal 1999.

Non-Interest Expense

Non-interest expense was $55.2 million for fiscal 2000 compared to $54.9 million for fiscal 1999. General and administrative expense increased $546,000 or 1% from $55.0 million or 1.85% of average assets for fiscal 1999 to $55.5 million or 1.87% of average assets for fiscal 2000. Compensation and benefits expense increased $1.5 million from $28.0 million for fiscal 1999 to $29.5 million for fiscal 2000. Included in compensation and benefits expense are non-cash charges of $3.1 million and $2.1 million associated with the Bank's ESOP and 1996 Incentive Plan. Occupancy and equipment expense was $11.7 million for fiscal 2000 compared to $12.1 million for fiscal 1999. The $408,000 decrease in occupancy and equipment expense between fiscal 1999 and fiscal 2000 was attributable principally to a reduction in expenditures and reduced depreciation. The $930,000 decrease in other non-interest expense from $10.2 million for fiscal 1999 to $9.2 million for fiscal 2000 was due primarily to a $433,000 reduction in office supplies and expense resulting from renegotiation and consolidation of telecommunications services.

Income Taxes

Income taxes were $20.2 million for fiscal 2000 compared to $14.2 million for fiscal 1999. The effective income tax rate for fiscal 2000 was 43.2% compared to an effective tax rate of 42.8% for fiscal 1999.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. Effective March 14, 2001 the OTS adopted an interim rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility. The Bank's average liquidity ratios were 5.09%, 5.04% and 4.85% for the years ended March 31, 2001, 2000 and 1999, respectively. This reflects management's strategy to invest excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank has invested in corporate securities when the yields thereon have been more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $54.0 million, $23.7 million and $55.3 million for the years ended March 31, 2001, 2000 and 1999, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities and collateralized mortgage obligations, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities and collateralized mortgage obligations. Principal payments on loans were $1.05 billion, $902.9 million and $831.5 million for the years ended March 31, 2001, 2000 and 1999, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $1.05 billion, $1.24 billion and $1.11 billion for the years ended March 31, 2001, 2000 and 1999, respectively. Disbursements for purchases of mortgage-backed and other investment securities and collateralized mortgage obligations were $5.0 million, $30.0 million and $416.3 million for the years ended March 31, 2001, 2000 and 1999, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities and collateralized mortgage obligations were $122.9 million, $162.6 million and $419.8 million for the years ended March 31, 2001, 2000 and 1999 respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $114.7 million, $63.0 million and $102.7 million for the years ended March 31, 2001, 2000 and 1999, respectively. The net increases (decreases) in FHLB advances and other borrowings were ($309.0 million), $70.0 million and $28.1 million for the years ended March 31, 2001, 2000 and 1999, respectively.

At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $237.8 million, or 8.28% of adjusted total assets, which is above the required level of $43.0 million, or 1.50%; core capital of $237.8 million, or 8.28% of adjusted total assets, which is above the required level of $114.9 million, or 4.00% and total risk-based capital of $263.0 million, or 12.72% of risk-weighted assets, which is above the required level of $165.4 million, or 8.00%. See "Item 1 - Description of Business - Regulation and Supervision - Federal Savings Institution Regulation."

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and short-term investments totaled $51.5 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At March 31, 2001, the Bank had $575.0 million of FHLB advances outstanding. Based upon pledged collateral in place, the Company had available borrowing capacity of $412.2 million as of March 31, 2001. No collateral was pledged under reverse repurchase agreements at March 31, 2001. Other sources of liquidity include securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. See "Item 1 - Description of Business - General." At March 31, 2001 the Bank had outstanding commitments to originate and purchase loans of $124.6 million and zero, respectively, compared to $87.9 million and zero, respectively, at March 31, 2000. At March 31, 2001 and 2000 the Company had no outstanding commitments to purchase mortgage-backed securities, collateralized mortgage obligations and other investment securities. The Company anticipates that it will have sufficient funds available to meet these commitments. See "Item 1 - Description of Business - General." Certificate accounts that are scheduled to mature in less than one year from March 31, 2001 totaled $1.09 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure related to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" contained in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,
	2001	2000
Assets
Cash and equivalents	$ 51,526	35,131
Loans held-for-sale (note 20)	583	7,362
Investment securities held-to-maturity (estimated fair value of $772 and $719 at March 31, 2001 and 2000) (notes 2, 10 and 12)	702	701
Investment securities available-for-sale, at fair value (notes 2, 10 and 12)	59,137	87,810
Mortgage-backed securities available-for-sale, at fair value (notes 3, 10, 11 and 12)	302,964	381,277
Collateralized mortgage obligations available-for-sale, at fair value (notes 4, 10 and 12)	82,315	85,653
Trading securities, at fair value	2,375	4,318
Investment in real estate (note 6)	-	4,928
Loans receivable, net (notes 5, 7, 10 and 12)	2,285,307	2,326,702
Federal Home Loan Bank (FHLB) stock, at cost (note 12)	46,121	44,550
Accrued interest receivable (note 8)	18,466	18,584
Real estate acquired through foreclosure, net (notes 6 and 7)	351	1,466
Property and equipment, net (note 9)	22,946	22,374
Prepaid expenses and other assets (notes 13 and 19)	13,638	13,167
Total assets	$ 2,886,431	3,034,023

Liabilities and Stockholders' Equity
Liabilities:
Deposits (note 10)	$ 2,021,261	1,906,534
FHLB advances and other borrowings (notes 11 and 12)	575,000	884,000
Deferred income taxes payable (note 14)	7,849	663
Accrued expenses and other liabilities (notes 10 and 13)	24,323	20,995
Total liabilities	2,628,433	2,812,192
Commitments and contingencies (notes 13, 17, 18, 19 and 20)	-	-
Stockholders' equity (notes 13, 14, 15, 22 and 23):
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,082,094 and 20,012,972; outstanding 13,238,627 and 13,314,505 at March 31, 2001 and 2000, respectively	200	200
Additional paid-in capital	131,919	131,370
Retained earnings, substantially restricted	137,703	113,521
Unearned stock-based compensation	(8,953)	(13,303)
Treasury stock (6,843,467 and 6,698,467 in 2001 and 2000, respectively)	(68)	(67)
Accumulated other comprehensive losses	(2,803)	(9,890)
Total stockholders' equity	257,998	221,831
Total liabilities and stockholders' equity	$ 2,886,431	3,034,023

                                              See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

	Year Ended March 31,
	2001	2000	1999

Interest income:
Mortgage loans	$ 171,592	148,720	133,972
Non-mortgage loans	28,326	22,898	14,041
Mortgage-backed securities	22,274	27,910	37,471
Collateralized mortgage obligations	6,393	5,893	10,209
Investment securities and deposits	11,771	9,907	11,262
Total interest income	240,356	215,328	206,955
Interest on deposits (note 10)	94,989	79,320	79,534
Interest on borrowings (note 11)	48,482	47,219	50,822
Total interest expense	143,471	126,539	130,356
Net interest income	96,885	88,789	76,599
Provision for loan losses (note 7)	5,004	4,000	4,020
Net interest income after provision for loan losses	91,881	84,789	72,579
Non-interest income:
Deposit and related fees	8,969	9,136	8,637
Trust fees	1,846	2,098	1,891
Loan and servicing fees (note 20)	3,447	3,471	2,780
Gain (loss) on sale of assets, net (note 20)	557	(1,017)	698
Gain (loss) on trading securities, net	(1,490)	1,677	569
Gain on sale of branch	-	1,468	-
Other non-interest income	583	419	973
Total non-interest income	13,912	17,252	15,548
Non-interest expense:
General and administrative:
Compensation and benefits (note 13)	30,332	29,475	27,997
Occupancy and equipment	11,792	11,690	12,098
Marketing and professional services	6,310	5,114	4,708
Other non-interest expense (note 16)	8,632	9,227	10,157
Total general and administrative	57,066	55,506	54,960
Foreclosed real estate operations, net (note 6)	(324)	(278)	(45)
Total non-interest expense	56,742	55,228	54,915
Earnings before income taxes	49,051	46,813	33,212
Income taxes (note 14)	20,791	20,215	14,208
Net earnings	$ 28,260	26,598	19,004

Basic earnings per share	$ 2.42	2.20	1.37
Weighted average shares outstanding for basic earnings per share	11,656,482	12,111,323	13,876,440
Diluted earnings per share	$ 2.20	2.02	1.29
Weighted average shares outstanding for diluted earnings per share	12,821,559	13,184,030	14,716,682

                                              See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Earnings
(Dollars in thousands)

	For the Year Ended March 31,
	2001	2000	1999

Net earnings	$ 28,260	26,598	19,004

Other comprehensive earnings (losses), net of income taxes:
Unrealized gains (losses) on securities available-for-sale:
Investment securities available-for-sale, at fair value	1,604	(1,457)	(2,840)
Collateralized mortgage obligations available-for-sale, at fair value	485	(588)	-
Mortgage-backed securities available-for-sale, at fair value	4,686	(5,947)	(1,040)
Reclassification of realized gains (losses) included in earnings	312	(221)	312
	7,087	(8,213)	(3,568)
Minimum pension liability adjustment	-	(582)	-
Other comprehensive gains (losses)	7,087	(8,795)	(3,568)
Comprehensive earnings	$ 35,347	17,803	15,436

                                             See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(Dollars in thousands)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance at March 31, 1998	17,067,099	$ 199	$ 165,912	$ 106,617	$ (20,895)	$ (28)	$ 2,473	$254,278

Net earnings	-	-	-	19,004	-	-	-	19,004
Purchase of treasury stock	(1,664,144)	-	(16,624)	(15,458)	-	(17)	-	(32,099)
Change in minimum pension liability	-	-	(313)	-	229	-	-	(84)
Amortization of shares under stock-based compensation plans	-	-	1,106	-	3,497	-	-	4,603
Stock options exercised	42,526	-	531	-	-	-	-	531
Changes in unrealized gains on securities available-for-sale, net	-	-	-	-	-	-	(3,568)	(3,568)
Balance at March 31, 1999	15,445,481	199	150,612	110,163	(17,169)	(45)	(1,095)	242,665

Net earnings	-	-	-	26,598	-	-	-	26,598
Purchase of treasury stock	(2,200,000)	-	(21,978)	(20,968)	-	(22)	-	(42,968)
Change in minimum pension liability	-	-	-	-	-	-	(582)	(582)
Amortization of shares under stock-based compensation plans	-	-	2,163	-	3,866	-	-	6,029
Stock options exercised	69,024	1	573	-	-	-	-	574
Dividends	-	-	-	(2,272)	-	-	-	(2,272)
Changes in unrealized gains on securities available-for-sale, net	-	-	-	-	-	-	(8,213)	(8,213)
Balance at March 31, 2000	13,314,505	200	131,370	113,521	(13,303)	(67)	(9,890)	221,831

Net earnings	-	-	-	28,260	-	-	-	28,260
Purchase of treasury stock	(145,000)	-	(1,449)	(1,117)	-	(1)	-	(2,567)
Amortization of shares under stock-based compensation plans	-	-	1,403	-	4,350	-	-	5,753
Stock options exercised	69,122	-	595	-	-	-	-	595
Dividends	-	-	-	(2,961)	-	-	-	(2,961)
Changes in unrealized gains on securities available-for-sale, net	-	-	-	-	-	-	7,087	7,087
Balance at March 31, 2001	13,238,627	$ 200	$ 131,919	$ 137,703	$ (8,953)	$ (68)	$ (2,803)	$257,998

      See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended March 31,
	2001	2000	1999

Cash flows from operating activities:
Net earnings	$ 28,260	26,598	19,004
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	1,192	2,089	4,560
Amortization of deferred loan origination fees	(276)	190	(460)
Loan fees collected	237	(2,219)	(2,400)
Dividends on FHLB stock	(3,284)	(2,441)	(2,587)
Provisions for losses on:
Loans	5,004	4,000	4,020
Real estate	49	-	41
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(646)	(1,679)	(1,777)
Proceeds from sale of trading securities	466	1,700	1,500
(Gains) losses on trading securities	1,490	(1,677)	(569)
Depreciation and amortization of property and equipment	3,396	3,608	3,855
Loans originated for sale	(16,341)	(32,799)	(42,360)
Proceeds from sale of loans held-for-sale	23,439	25,673	39,407
Amortization of unearned stock-based compensation	5,753	6,029	4,603
Increase (decrease) in accrued expenses and other liabilities	5,640	(14,119)	4,381
(Increase) decrease in:
Accrued interest receivable	118	(1,466)	202
Prepaid expenses and other assets	(471)	10,173	23,874
Net cash provided by operating activities	54,026	23,660	55,294

Cash flows from investing activities:
Loans originated for investment	(1,033,194)	(1,235,525)	(945,244)
Increase in construction loans in process	38,891	31,614	71,585
Purchases of loans held-for-investment	(18,892)	(1,560)	(168,395)
Principal payments on loans	1,049,029	902,923	831,468
Principal payments on mortgage-backed securities held-to-maturity	-	552	804
Principal payments on mortgage-backed securities available-for-sale	83,794	137,246	272,546
Principal payments on collateralized mortgage obligations available-for-sale	4,103	15,895	118,466
Purchases of investment securities available-for-sale	(5,000)	(28,066)	(90,111)
Purchases of FHLB stock	-	(1,974)	(8,232)

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows, Continued
(Dollars in thousands)

	Year Ended March 31,
	2001	2000	1999
Redemption of FHLB stock	$ 1,713	10,188	-
Purchases of mortgage-backed securities available-for-sale	-	-	(317,988)
Proceeds from maturities of investment securities available-for-sale	35,000	8,886	27,983
Proceeds from sale of investment securities available-for-sale	1,951	10,626	64,668
Proceeds from sale of real estate	2,993	8,515	13,611
Investment in or proceeds from real estate held for investment	5,155	1,443	(5,704)
Purchases of property and equipment	(3,968)	(2,345)	(2,247)
Proceeds from sale of property and equipment	-	933	5
Net cash provided by (used in) investing activities	161,575	(140,649)	(136,785)
Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	494,800	884,600	804,876
Repayment of FHLB advances and other borrowings	(803,800)	(814,600)	(776,762)
Net change in deposits	114,727	62,996	102,714
Proceeds from exercise of stock options	595	574	531
Cash dividends	(2,961)	(2,272)	-
Purchase of treasury stock	(2,567)	(42,968)	(32,099)
Net cash provided by (used in) financing activities	(199,206)	88,330	99,260
Net increase (decrease) in cash and cash equivalents	16,395	(28,659)	17,769
Cash and cash equivalents, beginning of year	35,131	63,790	46,021
Cash and cash equivalents, end of year	$ 51,526	35,131	63,790
Supplemental information:
Interest paid, including interest credited	$ 142,689	128,402	136,165
Income taxes paid	19,200	17,000	10,700
Non-cash investing and financing activities:
Change in unrealized gain (loss) on securities available-for-sale	12,242	(14,161)	(6,185)
Net transfers from loans receivable to real estate acquired through foreclosure	2,011	5,793	14,038
Net transfers from available-for-sale securities to trading securities	-	-	5,419

                                             See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands)

(1) Summary of Significant Accounting Policies

Effective March 28, 1996, pursuant to a plan of conversion, Pomona First Federal Savings and Loan Association (the "Association") reorganized from a federally chartered mutual savings and loan association to PFF Bank & Trust (the "Bank"), a federally chartered stock savings bank. PFF Bancorp, Inc. (the "Bancorp") was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion. Any references to financial information for periods before March 28, 1996, refer to the Association prior to the conversion (see "Note 22" for further discussion).

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities as of the dates of the consolidated balance sheets, and revenues and expenses reflected in the consolidated statements of earnings. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks of $37,886 and $35,060 and short-term deposits in banks of $13,640 and $71 at March 31, 2001 and 2000, respectively. The Company considers all highly liquid debt instruments with maturities at the date of acquisition of three months or less to be cash equivalents.

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

Trading

Trading securities are comprised principally of equity securities which are carried at fair value, based upon the quoted market prices of those investments. Accordingly, the net gains and losses on trading securities are included in earnings.

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

Gains or Losses on Sales of Loans

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSR") through the sale of mortgage loans which are sold with servicing rights retained. At the time of sale the total cost of the mortgage loans is allocated to the MSR and the mortgage loans without the MSR based upon their relative fair values. The MSR are included in other assets and as a component of the gain on the sale of loans. The MSR are amortized in proportion to and over the estimated period of the net servicing income. This amortization is reflected as a component of loan servicing fees.

The MSR are periodically reviewed for impairment based upon their fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis using market prepayment rates, the Company's net servicing income and market-adjusted discount rates. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

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

Valuation Allowances for Loans Receivable and Real Estate

Valuation allowances for loan losses are provided on both a specific and non-specific basis. Specific allowances are provided when an identified significant decline in the value of the underlying collateral occurs or an identified adverse situation occurs that may affect the borrower's ability to repay. Non-specific allowances are provided based on a number of factors, including the Company's past loan loss experience, current and economic conditions and management's ongoing evaluation of the credit risk inherent in the portfolio.

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

Management considers loans with a principal balance of $500 or more, including loans to one borrower that exceed $1,000 as non-homogeneous for purposes of evaluation for impairment. A loan is considered impaired if it is probable that the creditor will be unable to collect all contractual amounts due (principal and interest) as scheduled in the loan agreement. Impaired loans are measured based on either an estimate of the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's market value or the fair value of collateral if the loan is collateral dependent. Substantially all loans measured for impairment are measured using the fair value of the collateral. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to operations. The Company will charge-off a portion of an impaired loan against the valuation allowance when it is probable that there is no possibility of recovering the full amount of the impaired loan.

All non-homogeneous loans designated by the Company as impaired are either placed on non-accrual status or are designated as restructured loans. Only non-accrual loans and restructured loans not performing in accordance with their restructured terms are included in non-performing loans. Loans are generally placed on non-accrual status when the payment of interest is 90 days or more delinquent, or if the loan is in the process of foreclosure, or earlier if the timely collection of interest and/or principal appears doubtful. The Company's policy allows for loans to be designated as impaired and placed on non-accrual status even though the loan may be current as to the principal and interest payments and may continue to perform in accordance with its contractual terms.

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

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach of determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

This statement, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. Management has implemented SFAS No. 133 and it has not had a significant impact on the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. Management has implemented FIN 44 and it has not had a significant impact on the Company's financial position or results of operations.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140") to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. Management has implemented SFAS No. 140 and it has not had a significant impact on the Company's financial position or results of operations.

(2) Investment Securities

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government and federal agency obligations	$ 702	70	-	772
Total	$ 702	70	-	772
Available-for-sale:
Corporate debt securities	$ 56,194	25	(4,411)	51,808
Equity securities	4,600	2,729	-	7,329
Total	$ 60,794	2,754	(4,411)	59,137

During the years ended March 31, 2001, 2000 and 1999, the Company realized net losses on sales of investment securities available-for-sale of $156, $279 and $53, respectively.

	March 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government and federal agency obligations	$ 701	18	-	719
Total	$ 701	18	-	719
Available-for-sale:
U.S. Government and federal agency obligations	$ 35,000	-	(938)	34,062
Corporate debt securities	51,086	-	(2,771)	48,315
Equity securities	6,708	-	(1,275)	5,433
Total	$ 92,794	-	(4,984)	87,810

Maturities of investment securities at March 31, 2001 are summarized as follows:

	Held-to-maturity		Available- for-sale
Maturity	Amortized Cost	Estimated Fair Value	Estimated Fair Value

Within one year	$ -	-	-
After one to five years	-	-	-
After five to ten years	702	772	-
After ten years	-	-	59,137
Total	$ 702	772	59,137

 (3) Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

	March 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
GNMA	$ 12,104	117	-	12,221
FHLMC	84,222	170	(541)	83,851
FNMA	206,973	979	(1,060)	206,892
Total	$ 303,299	1,266	(1,601)	302,964

During the years ended March 31, 2001, 2000 and 1999, the Company realized net gains on sales of mortgage-backed securities available-for-sale of zero, zero and $79, respectively.

	March 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
GNMA	$ 14,820	112	(53)	14,879
FHLMC	114,534	100	(2,804)	111,830
FNMA	260,336	189	(5,957)	254,568
Total	$ 389,690	401	(8,814)	381,277

The mortgage-backed securities have original maturities of up to 30 years.

(4) Collateralized Mortgage Obligations

The amortized cost and estimated fair values of collateralized mortgage obligations are summarized as follows:

	March 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
FHLMC	$ 58,430	14	(1,208)	57,236
FNMA	25,701	-	(622)	25,079
Total	$ 84,131	14	(1,830)	82,315

	March 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
FHLMC	$ 60,005	-	(1,751)	58,254
FNMA	28,300	-	(901)	27,399
Total	$ 88,305	-	(2,652)	85,653

(5) Loans Receivable

Loans receivable are summarized as follows:

	March 31,
	2001	2000

Mortgage loans:
Residential:
One-to-four family	$ 1,338,357	1,529,871
Multi-family	87,321	85,169
Commercial real estate	233,953	169,010
Construction and land	597,083	517,659
Total mortgage loans	2,256,714	2,301,709

Commercial	133,564	122,095
Consumer	160,987	126,424
Total loans	2,551,265	2,550,228
Less:
Undisbursed portion of construction loans	(237,547)	(198,656)
Net premium on loans	818	1,215
Net deferred loan origination fees	1,793	1,753
Allowance for loan losses (note 7)	(31,022)	(27,838)
Total loans receivable, net	$ 2,285,307	2,326,702
Weighted average yield	8.60%	7.94%

Loans receivable from officers and directors of the Company were as follows:

	March 31,
	2001	2000

Beginning balance	$ 2,210	2,445
Additions	270	228
Repayments	(231)	(463)
Ending balance	$ 2,249	2,210

The following table provides information with respect to the Company's nonaccrual loans and troubled debt restructured ("TDR") loans at the dates indicated.

	March 31,
	2001	2000	1999

Non-accrual loans	$ 11,481	5,427	11,012
TDR loans	3,012	1,950	11,291
Total non-accrual and TDR loans (1)	$ 14,493	7,377	22,303

(1) At March 31, 2001 the Bancorp's $3,000 loan for the Castaic development is included in both non-accrual and TDR loans.

The effect of non-accrual and TDR loans on interest income is presented below.

	Year Ended March 31,
	2001	2000	1999
Contractual interest due:
Non-accrual loans	$ 733	466	1,144
TDR loans	86	499	1,032
	819	965	2,176
Interest income recognized on TDR loans on a cash basis	59	369	887
Interest income not recognized	$ 760	596	1,289

The following table identifies the Company's total recorded investment in impaired and TDR loans with a recorded investment greater than $500 by type, at the dates indicated.

	March 31,
	2001		2000
	Recorded Investment	Specific Allowances	Recorded Investment	Specific Allowances
Impaired loans:
Residential:
One-to-four family	$ 599	-	-	-
Multi-family	1,188	-	1,798	252
Commercial real estate	2,951	210	1,795	45
Commercial	3,533	93	1,887	-
Construction and land (1)	38,347	1,570	20,178	-
TDR loans (1)	3,012	3,012	1,950	406
Total	$ 49,630	4,885	27,608	703

(1) At March 31, 2001 the Bancorp's $3,000 loan for the Castaic development is included in both non-accrual and TDR loans.

During the year ended March 31, 2001, 2000 and 1999, the Company's average investment in impaired loans was $26,306, $13,810 and $17,941, respectively and interest income recorded during these periods was $47, $381 and $916, respectively of which zero, $369 and $887, respectively was recorded utilizing the cash basis method of accounting.

(6) Real Estate

Real estate acquired through foreclosure is summarized as follows:

	March 31,
	2001	2000

Properties acquired in settlement of loans	$ 400	1,466
Allowance for losses (note 7)	(49)	-
Total	$ 351	1,466

(Gain) loss from foreclosed real estate operations, net is summarized as follows:

	Year Ended March 31,
	2001	2000	1999

(Gain) loss on sale of foreclosed real estate, net	$ (248)	(870)	(1,356)
Real estate (income) expense	(125)	592	1,270
Provision for (recoveries of) losses on real estate	49	-	41
Total	$ (324)	(278)	(45)

Real estate held for sale or development is summarized as follows:

	March 31,
	2001	2000
Properties wholly owned	$ -	558
Mezzanine equity investments in real estate	-	4,370
Total	$ -	4,928

During the years ended March 31, 2001, 2000 and 1999, the Company recognized net gains of zero, zero, and $36, respectively from the sale of properties wholly owned by the Company and profit of zero, zero and $246, respectively from equity investments in real estate developments.

(7) Allowances for Losses on Loans Receivable and Real Estate

Activity in the allowances for losses on loans and real estate is summarized as follows:

	Year Ended March 31,
	2001	2000	1999

Loans receivable:
Beginning balance	$ 27,838	26,160	26,002
Provision	5,004	4,000	4,020
Charge-offs	(1,861)	(2,390)	(3,879)
Recoveries	41	68	17
Ending balance	31,022	27,838	26,160

Foreclosed real estate:
Beginning balance	-	445	603
Provision (recoveries)	49	-	41
Charge-offs	-	(445)	(199)
Ending balance	49	-	445

Total loans receivable and real estate:
Beginning balance	27,838	26,605	26,605
Provision	5,053	4,000	4,061
Charge-offs	(1,861)	(2,835)	(4,078)
Recoveries	41	68	17
Ending balance	$ 31,071	27,838	$ 26,605

(8) Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	March 31,
	2001	2000

Investment securities	$ 700	1,420
Mortgage-backed securities	2,032	2,545
Collateralized mortgage obligations	469	516
Loans receivable	15,265	14,103
Total	$ 18,466	18,584

 (9) Property and Equipment, net

Property and equipment, net is summarized as follows:

	March 31,
	2001	2000	Estimated Life

Land	$ 5,945	5,215	-
Buildings and improvements	21,815	21,209	40
Leasehold improvements	2,121	2,192	10
Furniture, fixtures and equipment	26,939	25,920	7
Automobiles	156	156	3
Construction in progress	1,004	168	-
Subtotal	57,980	54,860
Accumulated depreciation and Amortization	(35,034)	(32,486)
Total	$ 22,946	22,374

(10) Deposits

Deposits and their respective weighted average interest rates are summarized as follows:

	March 31,
	2001		2000
	Weighted Average Rate	Amount	Weighted Average Rate	Amount

Regular passbook	2.21%	$ 124,830	2.21%	$ 134,700
NOW and other demand deposit accounts	0.75	262,358	0.63	229,603
Fixed and variable-rate certificate accounts	5.88	1,217,360	5.63	1,167,339
Money market checking and savings	4.48	416,713	4.82	374,892
Total	4.70%	$ 2,021,261	4.63%	$ 1,906,534

Certificate accounts maturing subsequent to March 31, 2001 are summarized as follows:

Year Ending March 31,	Amount

2002	$ 1,089,382
2003	85,907
2004	18,123
2005	12,351
2006	11,226
thereafter	371
Total	$ 1,217,360

Interest expense on deposits is summarized as follows:

	Year Ended March 31,
	2001	2000	1999

Regular passbook	$ 2,756	3,156	3,405
NOW and other demand deposit accounts	1,956	1,366	1,291
Money market checking and savings	18,684	17,649	13,133
Certificates of deposit	71,593	57,149	61,705
Total	$ 94,989	79,320	79,534

At March 31, 2001 and 2000, the Company had accrued interest payable on deposits of $1,767 and $1,563, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

At March 31, 2001 and 2000, $23,296 and $23,800 of public funds on deposit were secured by loans receivable, mortgage-backed securities, investment securities and collateralized mortgage obligations with aggregate carrying values of $33,401 and $36,448, respectively.

Accounts which are greater than $100 at March 31, 2001 and 2000 total $593,707 and $361,155, respectively. Deposit accounts greater than $100 are not federally insured.

(11) FHLB Advances and Other Borrowings

The Company utilizes FHLB advances and reverse repurchase agreements as sources of funds. The advances and repurchase agreements are collateralized by mortgage-backed securities, investment securities, collateralized mortgage obligations and/or loans. The Company only transacts business with the FHLB or brokerage firms that are recognized as primary dealers in U.S. government securities. FHLB advances and reverse repurchase agreements were $575,000 and zero and $884,000 and zero at March 31, 2001 and March 31, 2000, respectively. (See "Note 12.")

	March 31,
	2001	2000	1999

FHLB advances:
Average amount outstanding during the year	$771,869	792,778	855,197
Maximum amount outstanding at any month end	886,000	884,000	949,000
Amount outstanding at year end (1)	575,000	884,000	764,000
Average interest rate:
For the year	6.25%	5.63	5.57
At year end	5.98	6.02	5.37

Reverse repurchase agreements:
Average amount outstanding during the year	$ -	43,750	50,000
Maximum amount outstanding at any month end	-	50,000	50,000
Amount outstanding at year end (1)	-	-	50,000
Average interest rate:
For the year	-%	5.87	5.87
At year end	-	-	5.87

(1) Included in the balance of FHLB advances outstanding at March 31, 2001 are putable borrowings of $165,000 with original terms to maturity of 48 to 120 months with final maturity dates ranging from January 2002 to February 2008 and initial put dates ranging from April 2001 to February 2003.

FHLB advances have the following final maturities at March 31, 2001.

Amount

2002	$ 520,000
2003	55,000
2004	-
2005	-
thereafter	-
Total	$ 575,000

Included in the table above are putable advances with first put dates as follows:

Amount

2002	$ 150,000
2003	15,000
Total	$ 165,000

Interest expense on borrowings is summarized as follows:

	Year ended March 31,
	2001	2000	1999

FHLB advances	$ 48,434	44,435	47,735
Reverse repurchase agreements	-	2,760	2,976
Other interest expense	48	24	111
Total	$ 48,482	47,219	50,822

(12) Lines of Credit

At March 31, 2001 and 2000, the Company had maximum borrowing capacity from the FHLB of San Francisco in the approximate amount of $1,147,197 and $1,200,143, respectively. Based upon pledged collateral in place, the Company had available borrowing capacity of $412,153 and $267,093 as of March 31, 2001 and 2000, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities, investment securities and collateralized mortgage obligations aggregating $987,153 and $1,151,093 as of March 31, 2001 and 2000, respectively and the Company's required investment in one hundred dollar par value capital stock of the FHLB of San Francisco. At March 31, 2001 and 2000, the cost basis of this FHLB capital stock was $46,121 and $44,550, respectively.

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

The following table sets forth the plans' change in benefit obligation and change in plan assets at the plans' most recent measurement dates of December 31, 2000 and 1999.

	2000		1999
	Pension Plan	Directors' Retirement and Supplemental Plans	Pension Plan	Directors' Retirement and Supplemental Plans
Change in benefit obligation
Projected benefit obligation, beginning of year	$ 18,123	2,685	21,770	2,703
Interest cost	1,354	200	1,568	167
Benefits paid	(1,390)	(210)	(1,299)	(210)
Actuarial loss (gain)	1,859	41	(3,916)	25
Projected benefit obligation, end of year	$ 19,946	2,716	18,123	2,685

Change in plan assets
Plan assets, beginning of year	$ 27,310	-	23,653	-
Actual return on plan assets	(2,111)	-	4,956	-
Employer contribution	-	210	-	210
Benefits paid	(1,391)	(210)	(1,299)	(210)
Plan assets, end of year	$ 23,808	-	27,310	-

Funded status	$ 3,862	(2,716)	9,187	(2,685)
Unrecognized transition obligation	-	33	-	66
Unrecognized prior service cost	11	-	82	-
Unrecognized (gain)/loss	(799)	590	(7,173)	582
Prepaid (accrued) benefit cost	$ 3,074	(2,093)	2,096	(2,037)

Net periodic pension costs for 2000, 1999 and 1998 included the following components:

	December 31,
	2000		1999		1998
	Pension Plan	Directors' Retirement and Supplemental Plans	Pension Plan	Directors' Retirement and Supplemental Plans	Pension Plan	Directors' Retirement and Supplemental Plans
Components of net periodic benefit cost
Interest cost	$ 1,354	200	1,568	167	1,411	171
Expected return on plan assets	(1,933)	-	(1,761)	-	(1,546)	-
Amortization of unrecognized transition obligation	-	33	-	33	-	33
Amortization of unrecognized prior service cost	70	-	70	-	70	(11)
Amortization of unrecognized (gain)/loss	(470)	33	-	37	-	29
Net periodic pension (income) expense	$ (979)	266	(123)	237	(65)	222

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets for 2000 and 1999 are as follows:

	December 31,
	2000		1999
	Pension Plan	Directors' Retirement and Supple- mental Plans	Pension Plan	Directors' Retirement and Supple- mental Plans
Weighted-average assumptions
Discount rate	7.00%	7.00	7.75	7.75
Expected long-term rate of return on plan assets	7.25	-	7.25	-

In 1985, the Company established a capital accumulation plan (401(k) Plan) which is available to all full-time employees over 21 years of age with more than six months of service. Under the 401(k) Plan, the Company contributes funds in an amount equal to a percentage of employee contributions. In 2001, 2000 and 1999, the total 401(k) Plan expense was $422, $514 and $393, respectively.

The Company provides a non-qualified Directors' Deferred Compensation Plan and a non-qualified Employees' Deferred Compensation Plan that offer directors and senior officers of the Company, respectively, the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors' Deferred Compensation Plan is payable upon the occurrence of the first Board of Directors' meeting held in the fiscal year following the participant attaining age 73. The benefit from the Employees' Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to depositors of the Company or, at the Participants' election, investment earnings or losses equivalent to that of the Company's common stock. At March 31, 2001, the liability for these plans is included in accrued expenses and other liabilities.

The Company currently provides post retirement medical coverage to eligible employees. At March 31, 2001 and 2000, the expected cost associated with this coverage was $15 and $17, respectively, and is included in accrued expenses and other liabilities.

As part of the reorganization to the stock form of ownership, the ESOP purchased 1,587,000 shares of the Company's common stock at ten dollars per share, or $15,870, which was funded by a loan from the Company. The loan will be repaid from the Company's or the Bank's discretionary contributions over a period of 10 years. The loan is secured by the common stock owned by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. ESOP shares are allocated to the eligible participants based on compensation as described in the ESOP plan. For the years ended March 31, 2001 and 2000, 181,281 and 171,621 ESOP shares, respectively were allocated to the participants. At March 31, 2001 and 2000, the unearned balance of the ESOP shares is included in unearned stock-based compensation as a reduction of total stockholders' equity in the accompanying consolidated financial statements. The value of ESOP shares committed to be released is included in compensation expense based upon the fair value of the shares on the dates they were committed. At March 31, 2001, the fair value of the unearned ESOP shares is $21,545. Compensation expense associated with the ESOP was $3,230, $3,152 and $2,694 for the years ended March 31, 2001, 2000 and 1999.

During October, 1996, the stockholders of the Company approved the PFF Bancorp, Inc. 1996 Incentive Plan (the "1996 Plan"). During September, 1999, the stockholders of the Company approved the PFF Bancorp, Inc. 1999 Incentive Plan (the "1999 Plan"). The 1996 Plan authorized the granting of options to purchase the Company's common stock, option related awards, and grants of common stock (collectively "Awards"). The 1999 Plan authorized the granting of options to purchase the Company's common stock. Concurrent with the approval of the 1996 Plan, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits a company to account for stock options granted under either the fair-value-based or the intrinsic-value-based (as described in APB No. 25) method of accounting. If the Company elects to account for options granted under the intrinsic-value-based method, it must make certain disclosures with respect thereto. The Company has elected to account for stock options granted under the intrinsic-value-based method of accounting.

The maximum number of shares reserved for Awards under the 1996 Plan is 2,777,250 shares, with 1,983,750 shares reserved for purchase pursuant to options and option-related awards and 793,500 shares reserved for grants of the Company's common stock. The maximum number of shares reserved under the 1999 Plan is 625,000 all of which are reserved for purchase pursuant to options and option related awards. The exercise price of all options and option-related awards under both Plans must be 100% of the fair value of the Company's common stock at the time of grant and the term of the options may not exceed 10 years. Of the 793,500 shares reserved for stock grants, 770,545 shares with a fair value of $9,890 were granted to directors and executive officers during the year ended March 31, 1997. 532,500 of the 770,545 shares represented grants to employees with the remaining shares granted to directors of the Company. An additional 15,000 shares with a fair value of $214 at the time of grant, were granted to an executive officer of the Company during the year ended March 31, 1998. All shares granted are eligible to vest in five equal annual installments. With respect to shares of the Company's common stock granted to executive officers, the 1996 Plan provides that the vesting of 75% of the third, fourth and fifth annual installments is subject to the attainment of certain performance goals. Those goals have been met. Compensation expense, associated with the stock grants recognized based upon the market price of the common stock at the time of grant, was $2,538, $2,094, and $1,910 for the years ended March 31, 2001, 2000 and 1999, respectively. The unamortized balance of the grants is included in unearned stock-based compensation in the accompanying consolidated financial statements. At March 31, 2001 and 2000, the unamortized balance of the stock awards was $1,429 and $4,000, respectively.

The following table contains certain information with respect to the stock options granted under the 1996 and 1999 Plans.

Assumptions Used in Determining Options' Values
Grant Date	Number Granted	Exercise Price	Expected Term in Years	Risk-free Rate(1)	Expected Volatility	Dividend Yield	Calculated Value of Each Option
Options Granted During the Year Ended March 31, 2001
May 24, 2000	1,268	$14.25	8.00	4.78%	42.10%	1.27%	$ 6.77
May 24, 2000	30,000	14.25	8.00	4.78	42.10	1.27	6.77
June 28, 2000	1,366	16.63	8.00	4.78	42.10	1.27	7.89
November 22, 2000	7,323	16.00	8.00	4.78	42.10	1.27	7.60
Options Granted During the Year Ended March 31, 2000
May 26, 1999	4,182	$18.13	8.00	6.20%	39.48%	1.28%	$ 8.78
November 23, 1999	2,612	21.88	8.00	6.20	39.48	1.28	10.59
March 22, 2000	17,876	14.50	8.00	6.20	39.48	1.28	7.02
Options Granted During the Year Ended March 31, 1999
April 22, 1998	1,328	$20.50	8.00	5.20%	38.44%	N/A	$10.97
September 23, 1998	15,214	14.50	8.00	5.20	38.44	N/A	7.76
October 28, 1998	1,427	14.31	8.00	5.20	38.44	N/A	7.66
March 24, 1999	7,273	17.94	8.00	5.20	38.44	N/A	9.60

(1) The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options, as of March 31, 2001.

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

	2001	2000	1999

Net earnings:
As reported	$28,260	26,598	19,004
Pro forma	26,584	25,051	17,533
Earnings per share - Basic
As reported	2.42	2.20	1.37
Pro forma	2.28	2.07	1.26
Earnings per share - Diluted
As reported	2.20	2.02	1.29
Pro forma	2.07	1.90	1.19

 The table below reflects, for the periods indicated, the activity in the Company's stock options issued under the 1996 and 1999 Plans.

	For the Year Ended March 31,
	2001	2000	1999

Balance at beginning of period	1,749,950	1,839,423	1,876,471
Granted	39,957	24,670	25,242
Canceled or expired	(18,858)	(3,567)	(19,764)
Exercised	(102,703)	(110,576)	(42,526)
Balance at end of period	1,668,346	1,749,950	1,839,423
Options exercisable	1,246,118	969,324	707,762
Options available for grant	605,494	1,593	29,969

Weighted average option price per share:
Under option	$13.19	13.16	13.10
Exercisable	13.12	13.11	13.07
Exercised	21.60	20.86	18.83

The following table summarizes information with respect to the Company's stock options outstanding as of March 31, 2001.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2001	Weighted-average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Outstanding at March 31, 2001	Weighted- average Exercise Price
$12 to 14	1,434,094	5.6	$12.75	1,099,968	$12.75
14 to 16	119,059	7.6	14.96	62,798	15.10
16 to 18	99,952	6.0	16.32	77,408	16.28
18 to 20	6,808	7.7	18.37	2,410	18.53
20 to 22	8,433	7.3	21.00	3,534	20.81

(14) Income Taxes

Income taxes (benefit) is summarized as follows:

	Current	Deferred	Total

Year Ended March 31, 2001
Federal	$ 12,942	2,008	14,950
State	5,174	23	5,197
Taxes charged to stockholders equity	644	-	644
Total	$ 18,760	2,031	20,791

Year Ended March 31, 2000
Federal	$13,008	1,356	14,364
State	4,484	920	5,404
Taxes charged to stockholders equity	447	-	447
Total	$17,939	2,276	20,215

Year Ended March 31, 1999
Federal	$ 7,987	2,641	10,628
State	2,695	885	3,580
Total	$10,682	3,526	14,208

A reconciliation of total income taxes and the amount computed by applying the applicable Federal income tax rate to earnings before income taxes follows:

	Year Ended March 31,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
Computed "expected" taxes	$ 17,168	35%	$16,385	35%	$11,624	35%
Increase (reduction) in taxes resulting from:
California franchise tax, net of Federal tax benefit	3,378	7	3,513	7	2,327	7
Other items	245	1	317	1	257	1
Total	$ 20,791	43%	$20,215	43%	$14,208	43%

 The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

	March 31, 2001	Taxes (Benefit)	March 31, 2000	Taxes (Benefit)	March 31, 1999
Deferred tax assets:
Allowance for real estate loan losses	$ (10,381)	430	(10,811)	(774)	(10,037)
California franchise tax	(2,787)	(41)	(2,746)	(950)	(1,796)
Accrued expenses	(750)	48	(798)	681	(1,479)
Core deposit intangibles amortization	(223)	(21)	(202)	(21)	(181)
Non-accrual interest	(263)	(142)	(121)	363	(484)
Unrealized gains (loss) on securities available-for-sale, net	(1,586)	5,155	(6,741)	(7,534)	793
Other	(2,397)	(323)	(2,074)	(189)	(1,885)
	(18,387)	5,106	(23,493)	(8,424)	(15,069)
Deferred tax liabilities:
Deferred loan origination fees	17,519	1,252	16,267	2,651	13,616
Unredeemed FHLB stock dividends	7,773	635	7,138	1,061	6,077
Pension plan liability	1,126	353	773	584	189
Accumulated depreciation	(544)	(204)	(340)	(183)	(157)
Customer early withdrawal Penalty depreciation	58	(37)	95	(38)	133
Accrued interest on pre- 1985 loans	72	(8)	80	11	69
Excess servicing rights Amortization	79	(1)	80	-	80
Other	153	90	63	(920)	983
	26,236	2,080	24,156	3,166	20,990
Net deferred tax liability	$ 7,849	7,186	663	(5,258)	5,921

In determining the possible future realization of deferred tax assets, the future taxable income from the following sources is taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Deferred tax assets as of March 31, 2000 and 2001 have been recognized to the extent of the expected reversal of taxable temporary differences.

Based on the Company's current and historical pretax earnings, adjusted for significant items, management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset at March 31, 2001. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Company, therefore, is required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction. The deduction percentage was 8% for the years ended March 31, 1996 and 1995. Alternately, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the experience method). Retained earnings at March 31, 2001 and 2000 includes approximately $25,300 for which no deferred income tax liability has been recognized.

(15) Regulatory Capital

Savings institutions are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA'", which was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

To be considered "well capitalized," a savings institution must generally have a core capital of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. Management believes that at March 31, 2001, the Bank met the definition of "well capitalized."

The following is a reconciliation of the Bank's GAAP capital to regulatory capital as of March 31, 2001:

	PFF Bank & Trust's Regulatory Capital Requirement
	Tangible Capital	Core Capital	Risk-based Capital

Capital of the Bank presented on a GAAP Basis	$ 236,586	236,586	236,586
Adjustments to GAAP capital to arrive at regulatory capital:
Unrealized loss on securities available-for-sale, net	3,417	3,417	3,417
Investments in and advances to non-includable consolidated subsidiaries	(442)	(442)	(442)
Goodwill and other intangible assets	(1,723)	(1,723)	(1,723)
General loan valuation allowance (1)	-	-	25,156
Equity investments and other assets required to be deducted	-	-	-
Regulatory capital	237,838	237,838	262,994
Regulatory capital requirement	43,076	114,869	165,449
Amount by which regulatory capital exceeds requirement	$ 194,762	122,969	97,545

(1) Limited to 1.25% of risk-weighted assets.

The following table summarizes the Bank's actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 2001 and 2000.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$262,994	12.72%	$165,449	>8.00%	$206,811	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	237,838	8.28	114,869	>4.00	143,586	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	237,838	11.50	-	- (1)	124,087	>6.00
Tangible capital (to tangible assets)	237,838	8.28	43,076	>1.50	-	- (1)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$226,857	11.00%	$164,937	8.00%	$206,171	10.00%
Tier 1 (Core) capital (to adjusted total assets)	204,638	6.77	120,981	4.00	151,226	5.00
Tier 1(Core) capital (to risk-weighted assets)	204,638	9.75	-	- (1)	123,702	6.00
Tangible capital (to tangible assets)	204,638	6.77	45,368	1.50	-	- (1)

(1) Ratio is not specified under capital regulations.

At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

(16) Other Non-Interest Expense

Other non-interest expense amounts are summarized as follows:

	Year Ended March 31,
	2001	2000	1999

SAIF insurance premiums	$ 1,164	1,326	1,573
Office supplies and expense	2,408	2,859	3,406
Savings and NOW account expenses	1,605	1,146	1,134
Loan expenses	410	479	581
Other	3,045	3,417	3,463
	$ 8,632	9,227	10,157

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

Leases

The Company leases various office facilities under noncancellable operating leases that expire through the year 2044. Net rent expense under operating leases included in occupancy and equipment expense for the years ended March 31, 2001, 2000 and 1999, was $750, $723, and $743, respectively. A summary of future minimum lease payments under these agreements at March 31, 2001 follows.

Amount
Year ending March 31,
2002	$ 712
2003	556
2004	491
2005	408
2006	166
thereafter	228
Total	$2,561

(18) Off-Balance Sheet Risk

Concentrations of Operations and Assets

The Company's operations are located within Southern California. At March 31, 2001 and 2000, approximately 92.6% and 93.3% respectively, of the Company's mortgage loans were secured by real estate in Southern California. In addition, substantially all of the Company's real estate is located in Southern California.

Off-Balance-Sheet Credit Risk/Interest-Rate Risk

In the normal course of meeting the financing needs of its customers and reducing exposure to fluctuating interest rates, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments (commitments to originate loans and commitments to purchase loans) include elements of credit risk in excess of the amount recognized in the accompanying consolidated financial statements. The contractual amounts of those instruments reflect the extent of the Company's involvement in these particular classes of financial instruments.

The Company's exposure to off-balance-sheet credit risk (i.e., losses resulting from the other party's nonperformance of financial guarantees) and interest rate risk (for fixed-rate mortgage loans) in excess of the amount recognized in the accompanying consolidated financial statements is represented by the following contractual amounts.

	March 31,
	2001	2000

Commitments to originate loans:
Variable-rate	$121,529	86,342
Fixed-rate	3,039	1,587
Total	$124,568	87,929

Interest rate range for fixed-rate loans	6.75%-9.64%	7.63%-13.79%

Commitments to originate fixed- and variable-rate loans represent commitments to lend to a customer, provided there are no violations of conditions specified in the agreement. Commitments to purchase variable-rate loans represent commitments to purchase loans originated by other financial institutions. These commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts above do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to originate and purchase loans as it does for on-balance sheet instruments. The Company controls credit risk by evaluating each customer's creditworthiness on a case-by-case basis and by using systems of credit approval, loan limitation, and various underwriting and monitoring procedures.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At March 31, 2001 and 2000, the Bank had standby letters of credit of $2,300 and $698, respectively.

The Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk. However, when the commitment is funded, the Company receives collateral to the extent collateral is deemed necessary, with the most significant category of collateral being real property underlying mortgage loans.

(19) Trust Operations

Included in prepaid expenses and other assets is the net unamortized trust acquisition cost of $1,590 and $1,914 at March 31, 2001 and 2000, respectively.

As a result of the acquisition, the Company now has certain additional fiduciary responsibilities which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, the Company's Trust department holds assets for the benefit of others. These assets are not the assets of the Company and are not included in the consolidated balance sheets of the Company at March 31, 2001 and 2000.

(20) Loan Servicing and Sale Activities

Loan servicing and sale activities are summarized as follows:

	As of and for the Year Ended March 31,
	2001	2000	1999

Balance sheet information:
Loans held for sale	$ 583	7,362	3,531

Statement of earnings information:
Loan servicing fees	$ 761	878	850
Amortization of servicing asset	-	-	(109)

Loan servicing fees, net	$ 761	878	741

Gain on sale of loans	$ 390	452	661

Statement of cash flows information:
Loans originated for sale	$ 16,341	32,799	42,360

Proceeds from sale of loans	$ 23,439	25,673	39,407

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

At March 31, 2001, 2000 and 1999, the Company was servicing loans and participations in loans owned by others of $256,478, $282,924 and $325,730, respectively.

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

The estimated fair values of the Company's financial instruments are as follows:

	March 31, 2001		March 31, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Investment securities held-to-maturity	$ 702	767	88,511	88,529
Loans held for sale	583	583	7,362	7,362
Loans receivable, net	2,285,307	2,296,585	2,326,702	2,304,657

Financial liabilities:
Deposits	2,021,261	2,031,984	1,906,534	1,901,595
FHLB advances	575,000	575,465	884,000	883,055

The following methods and assumptions were used in estimating the Company's fair value disclosures for financial instruments.

Cash, Cash Equivalents and Certificates of Deposit: The fair values of cash and cash equivalents, and certificates of deposit approximate the carrying values reported in the consolidated balance sheet.

Investment securities, MBS and CMO available-for-sale: Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities, as well as internal analysis.

Investment securities held-to-maturity: Fair values were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar securities, as well as internal analysis.

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

Deposits: The fair values of passbook accounts, demand deposits and certain money market deposits are assumed to be the carrying values at the reporting date. The fair value of term accounts is based on projected contractual cash flows discounted using rates currently offered on alternative funding sources with similar maturities.

FHLB Advances: The fair value of FHLB advances and other borrowings is based on discounted cash flows using rates currently offered on alternative funding sources with similar maturities.

Off-Balance Sheet Financial Instruments: Commitments to originate loans had a notional amount of $124.6 million at March 31, 2001. The carrying value of the commitments is zero as all are cancelable and not readily marketable. Standby letters of credit had a notional amount of $2,300 at March 31, 2001.

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

At the time of the conversion, the Bank established a liquidation account in the amount of $109,347, which is equal to its total retained earnings as of September 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 200 is $28,268.

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

Condensed Balance Sheets

	March 31,
	2001	2000
Assets

Cash and cash equivalents	$ 4,002	1,361
Equity securities available-for-sale	7,329	5,433
Trust preferred securities available-for-sale	4,952	4,833
Trading securities, at fair value	2,375	4,318
Residential loans	241	-
Construction loans	478	663
Investment in real estate	-	4,370
Investment in Bank subsidiary	236,586	198,843
Other assets	3,034	2,137
Total assets	$ 258,997	221,958

Liabilities and Stockholders' Equity

Other liabilities	$ 999	127
Stockholders' equity	257,998	221,831
Total liabilities and stockholders' equity	$ 258,997	221,958

Condensed Statements of Earnings
	Year ended March 31,
	2001	2000	1999

Interest and other income	$ 1,182	2,596	3,916
Provision for loan losses	3,012	-	-
General and administrative expense	3,416	3,032	2,798
Earnings before equity in undistributed earnings of subsidiary before income taxes	(5,246)	(436)	1,118
Dividend from Bank subsidiary	-	27,000	15,000
Equity in earnings (loss) of subsidiary before income taxes	54,297	20,249	17,094
Earnings before income taxes	49,051	46,813	33,212
Income taxes	20,791	20,215	14,208
Net earnings	$ 28,260	26,598	19,004

Condensed Statements of Cash Flows

	Year Ended March 31,
	2001	2000	1999
Cash flows from operating activities:
Net earnings	$ 28,260	26,598	19,004
Adjustments to reconcile net earnings to cash used by operating activities:
Amortization of premiums on investments and mortgage-backed securities	5	14	29
(Gains) losses on trading securities	1,490	(1,676)	(569)
Provision for loan losses	3,012	-	-
Increase in trading securities	76	1,985	(3,924)
Amortization of unearned stock-based compensation	4,125	4,258	3,531
(Gains) losses on sale of mortgage-backed securities and investments available-for-sale	156	290	191
Undistributed earnings of subsidiary	(31,409)	53	(3,474)
(Increase) decrease in other assets	(897)	170	3,418
(Decrease) in other liabilities	(877)	(493)	(86)
Net cash provided by operating activities	3,941	31,199	18,120

Cash flow from investing activities:
(Increase) decrease in real estate held for investment	460	780	(5,813)
Increase in residential loans	(241)
Decrease in construction loans	1,303	-	-
Decrease in mortgage-backed securities available-for-sale	-	-	11,110
Decrease in equity securities available-for-sale	2,111	1,400	5,004
Decrease in trust preferred securities	-	7,891	3,782
Net cash provided by investing activities	3,633	10,071	14,083

Cash flows from financing activities:
Proceeds from exercise of stock options	595	574	531
Purchase of treasury stock	(2,567)	(42,968)	(32,099)
Cash dividends	(2,961)	(2,272)	-
Net cash used in financing activities	(4,933)	(44,666)	(31,568)
Net (decrease) increase in cash during the year	2,641	(3,396)	635

Cash and cash equivalents, beginning of year	1,361	4,757	4,122

Cash and cash equivalents, end of year	$ 4,002	1,361	4,757

(24) Earnings Per Share

A reconciliation of the components used to derive basic and diluted earnings per share for March 31, 2001, 2000 and 1999 follows:

	Net Earnings	Weighted Average Shares Outstanding	Per Share Amount
2001 (1)
Basic earnings per share	$ 28,260	11,656,482	$ 2.42
Effect of dilutive stock options and awards	-	1,165,077.22
Diluted earnings per share	$ 28,260	12,821,559	$ 2.20
2000 (2)
Basic earnings per share	$ 26,598	12,111,323	$ 2.20
Effect of dilutive stock options and awards	-	1,072,707.18
Diluted earnings per share	$ 26,598	13,184,030	$ 2.02
1999 (3)
Basic earnings per share	$ 19,004	13,876,440	$ 1.37
Effect of dilutive stock options and awards	-	840,242.08
Diluted earnings per share	$ 19,004	14,716,682	$ 1.29

(1) Options to purchase 8,433 shares of common stock at a weighted average price of $21.00 per share were outstanding during the fiscal year ended March 31, 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at March 31, 2001.

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

(3) Options to purchase 17,381 shares of common stock at a weighted average price of $19.21 per share were outstanding during the fiscal year ended March 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and March 24, 2004, were still outstanding at March 31, 1999.

(25) Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	Total 2001

Net interest income	$ 24,121	23,166	24,656	24,942	96,885
Provision for loan losses	1,251	1,251	1,251	1,251	5,004
Other income	3,619	4,127	2,595	3,571	13,912
Other expenses	13,483	13,877	14,373	15,009	56,742
Earnings before income taxes	13,006	12,165	11,627	12,253	49,051
Income taxes	5,639	5,088	4,908	5,156	20,791
Net earnings	$ 7,367	7,077	6,719	7,097	28,260
Basic earnings per share	$ 0.63	0.61	0.57	0.61	2.42
Diluted earnings per share	$ 0.59	0.55	0.52	0.54	2.20

	Three Months Ended
	June 30, 1999	September 30, 1999	December 31, 1999	March 31, 2000	Total 2000

Net interest income	$ 21,227	22,247	22,574	22,741	88,789
Provision for loan losses	1,000	1,000	1,000	1,000	4,000
Other income	4,251	3,552	6,022	3,427	17,252
Other expenses	13,214	13,643	13,872	14,499	55,228
Earnings before income taxes	11,264	11,156	13,724	10,669	46,813
Income taxes	4,860	4,840	5,880	4,635	20,215
Net earnings	$ 6,404	6,316	7,844	6,034	26,598
Basic earnings per share	$ 0.51	0.52	0.65	0.52	2.20
Diluted earnings per share	$ 0.47	0.47	0.59	0.48	2.02

INDEPENDENT AUDITORS' REPORT

The Board of Directors
PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiary (the Company) as of March 31, 2001 and 2000 and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiary as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Orange County, California April 19, 2001

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with PFF Bancorp, Inc.'s Annual Meeting of Stockholders to be held on September 19, 2001 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers Who Are Not Directors" is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(3) Exhibits

(a)	The following exhibits are filed as part of this report:

3.1	Certificate of Incorporation of PFF Bancorp, Inc. (1)
3.2	Bylaws of PFF Bancorp, Inc. (1)
4.0	Stock Certificate of PFF Bancorp, Inc. (1)
10.1	Form of Employment Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
10.2	Form of Change in Control Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
10.3	Form of PFF Bank & Trust Employee Severance Compensation Plan (1)
10.4	Capital Accumulation Plan for Employees of Pomona First Federal Savings and Loan Association (1)
10.5	PFF Bancorp, Inc. 1996 Incentive Plan (2)
10.6	Form of Non-Statutory Stock Option Agreement for officer and employees of PFF Bancorp, Inc. (3)
10.7	Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)
10.8	Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc. (3)
10.9	Form of Stock Award and Stock Option Agreement for Outside Directors of PFF Bancorp, Inc. (3)
10.10	The Pomona First Federal Bank & Trust Restated Supplemental Executive Retirement Plan (3)
10.11	The Pomona First Federal Bank & Trust Directors' Deferred Compensation Plan (3)
10.12	PFF Bancorp, Inc. 1999 Incentive Plan (4)
21	Subsidiary information is incorporated herein by reference to "Part I- Subsidiary Activities."
23	Consent of KPMG LLP
99.1	Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust
(b)	Report on Form 8-K None

The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2001.

____________________

(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.
(2) Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated September 16, 1996.
(3) Incorporated herein by reference from the Form 10-K filed on June 20, 1997.
(4) Incorporated herein by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders dated September 22, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: June 22, 2001	BY:/s/ LARRY M. RINEHART
Larry M. Rinehart
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ LARRY M. RINEHART		June 22, 2001
Larry M. Rinehart	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ GREGORY C. TALBOTT		June 22, 2001
Gregory C. Talbott	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ DONALD R. DESCOMBES		June 22, 2001
Donald R. DesCombes	Director

/s/ ROBERT W. BURWELL		June 22, 2001
Robert W. Burwell	Director

/s/ WILLIAM T. DINGLE		June 22, 2001
William T. Dingle	Director

/s/ CURTIS W. MORRIS		June 22, 2001
Curtis W. Morris	Director

/s/ ROBERT D. NICHOLS		June 22, 2001
Robert D. Nichols	Director

/s/ JIL H. STARK		June 22, 2001
Jil H. Stark	Director