Form 10-Q
period 2001-06-30
PFF BANCORP INC
filed 2001-08-14
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

The registrant had 13,294,993 shares of common stock, par value $.01 per share, outstanding as of August 10, 2001.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Index

PART 1 - FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2001	March 31, 2001

Assets
Cash and cash equivalents	$ 66,590	51,526
Loans held for sale at lower of cost or fair value	1,746	583
Investment securities held-to-maturity (estimated fair value of $757 at June 30, 2001 and $772 at March 31, 2001)	702	702
Investment securities available-for-sale, at fair value	101,386	59,137
Mortgage-backed securities available-for-sale, at fair value	285,323	302,964
Collateralized mortgage obligations available-for-sale, at fair value	75,777	82,315
Trading securities, at fair value	2,488	2,375
Loans receivable, net	2,306,310	2,285,307
Federal Home Loan Bank (FHLB) stock, at cost	36,720	46,121
Accrued interest receivable	17,920	18,466
Real estate acquired through foreclosure, net	575	351
Property and equipment, net	22,383	22,946
Prepaid expenses and other assets	14,930	13,638
Total assets	$ 2,932,850	2,886,431

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 2,047,028	2,021,261
FHLB advances	570,000	575,000
Accrued expenses and other liabilities	48,294	32,172
Total liabilities	2,665,322	2,628,433
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,100,999 and 20,082,094; outstanding 13,257,532 and 13,238,627 at June 30, 2001 and March 31, 2000, respectively	200	200
Additional paid-in capital	133,714	131,919
Retained earnings, substantially restricted	144,880	137,703
Unearned stock-based compensation	(7,873)	(8,953)
Treasury stock (6,843,467 at June 30, 2001 and March 31, 2001)	(68)	(68)
Accumulated other comprehensive losses	(3,325)	(2,803)
Total stockholders' equity	267,528	257,998
Total liabilities and stockholders' equity	$ 2,932,850	2,886,431

               See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2001	2000

Interest income:
Mortgage loans	$ 41,902	42,404
Non-mortgage loans	6,781	6,377
Mortgage-backed securities	4,600	6,064
Collateralized mortgage obligations	1,153	1,616
Investment securities and deposits	2,769	3,237
Total interest income	57,205	59,698
Interest expense:
Interest on deposits	23,217	22,307
Interest on borrowings	8,615	13,270
Total interest expense	31,832	35,577
Net interest income	25,373	24,121
Provision for loan losses	1,250	1,251
Net interest income after provision for loan losses	24,123	22,870
Non-interest income:
Deposit and related fees	2,361	2,279
Loan and servicing fees	833	963
Trust fees	553	567
Gain (loss) on sales of assets, net	187	(20)
Gain (loss) on trading securities, net	93	(370)
Other non-interest income	42	200
Total non-interest income	4,069	3,619
Non-interest expense:
General and administrative:
Compensation and benefits	7,839	7,258
Occupancy and equipment	2,921	2,861
Marketing and professional services	1,606	1,089
Other non-interest expense	2,135	2,294
Total general and administrative	14,501	13,502
Foreclosed real estate operations, net	7	(19)
Total non-interest expense	14,508	13,483
Earnings before income taxes	13,684	13,006
Income taxes	5,760	5,639
Net earnings	$ 7,924	7,367

Basic earnings per share	$ 0.68	0.63
Weighted average shares outstanding for basic earnings per share calculation	11,722,167	11,609,116
Diluted earnings per share	$ 0.60	0.59
Weighted average shares outstanding for diluted earnings per share calculation	13,122,733	12,409,259
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2001	2000

Net earnings	$ 7,924	7,367

Other comprehensive earnings (losses), net of ($378) and $281 income taxes (benefit) at June 30, 2001 and 2000, respectively:
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	418	34
Collateralized mortgage obligations available-for-sale, at fair value	(565)	3
Mortgage-backed securities available-for-sale, at fair value	(376)	351
Reclassification of realized gains included in earnings	1	-
Other comprehensive earnings (losses)	(522)	388
Comprehensive earnings	$ 7,402	7,755
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Earnings(Loss)	Total

Balance at March 31, 2001	13,238,627	$ 200	$ 131,919	$ 137,703	$ (8,953)	$ (68)	$ (2,803)	$257,998

Net earnings	-	-	-	7,924	-	-	-	7,924
Amortization of shares under stock-based compensation plans	-	-	469	-	1,080	-	-	1,549
Stock options exercised	18,905		235	-	-	-	-	235
Cash dividends ($.06 per share)	-	-	-	(747)	-	-	-	(747)
Other comprehensive loss, net of income tax	-	-	-	-	-	-	(522)	(522)
Tax benefit from stock options	-	-	1,091	-		-	-	1,091
Balance at June 30, 2001	13,257,532	$ 200	$ 133,714	$ 144,880	$ (7,873)	$ (68)	$ (3,325)	$267,528

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2001	2000

Cash flows from operating activities:
Net earnings	$ 7,924	7,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	202	358
Amortization of deferred loan origination fees	1,056	(151)
Loan fees collected	25	(71)
Dividends on FHLB stock	(783)	(914)
Provisions for losses on loans	1,250	1,251
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(207)	(143)
(Gains) losses on trading securities	(93)	370
Depreciation and amortization of property and equipment	750	834
Loans originated for sale	(8,102)	(4,071)
Proceeds from sale of loans held-for-sale	7,100	10,528
Amortization of unearned stock-based compensation	1,549	1,276
Increase in accrued expenses and other liabilities	17,591	7,011
(Increase) decrease in:
Accrued interest receivable	546	(837)
Prepaid expenses and other assets	(1,292)	(1,405)
Net cash provided by operating activities	27,516	21,403

Cash flows from investing activities:
Loans originated for investment	(336,340)	(251,196)
Increase in construction loans in process	63,955	3,025
Purchases of loans held-for-investment	(104,992)	-
Principal payments on loans	354,230	254,417
Principal payments on mortgage-backed securities available-for-sale	31,225	25,152
Principal payments on collateralized mortgage obligations available-for-sale	5,519	615
Purchases of investment securities available-for-sale	(81,380)	-
Redemption of FHLB stock	10,184	-
Purchases of mortgage-backed securities available-for-sale	(15,094)	-
	(Continued)

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2001	2000
Proceeds from maturities of investment securities available-for-sale	$ 39,881	-
Proceeds from sale of real estate	296	1,097
Investment in or proceeds from real estate held for investment	-	4,477
Purchases of property and equipment	(191)	(289)
Net cash provided by (used in) investing activities	(32,707)	37,298
Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	93,200	183,100
Repayment of FHLB advances and other borrowings	(98,200)	(248,100)
Net change in deposits	25,767	10,743
Proceeds from exercise of stock options	235	-
Cash dividends	(747)	(743)
Net cash provided by (used in) financing activities	20,255	(55,000)
Net increase in cash and cash equivalents	15,064	3,701
Cash and cash equivalents, beginning of period	51,526	35,131
Cash and cash equivalents, end of period	$ 66,590	38,832
Supplemental information:
Interest paid, including interest credited	$ 32,286	35,857
Non-cash investing and financing activities:
Change in unrealized gain (loss) on securities
available-for-sale	(900)	668
Net transfers from loans receivable to real estate acquired through foreclosure	507	344
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. (the "Bancorp") and its subsidiary PFF Bank & Trust (collectively, "the Company'). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc (collectively, "the Bank"). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. and PFF Financial Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included. Certain reclassifications have been made to the consolidated financial statements for the prior period to conform to the current presentation.

The results of operations for the three months ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2002.

New Accounting Pronouncements

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS 140") to replace SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishment of liabilities. SFAS 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. Management has implemented SFAS 140 and it has not had a significant impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interests method will be prohibited. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. The Statement supersedes APB Opinion No. 17, "Intangible Assets," and will carry forward provisions in Opinion 17 related to internally developed intangible assets. The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. For the first three months of fiscal 2002, the amortization of excess of cost over fair value of net assets acquired was $81,000 and as of June 30, 2001, goodwill amounted to $1.5 million. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

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

	For the Three Months Ended June 30,
	2001 (1)			2000 (2)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 7,924			$ 7,367

Basic EPS
Earnings available to common stockholders	7,924	11,722,167	$ 0.68	7,367	11,609,116	$ 0.63

Effect of Dilutive Securities
Options and Stock Awards		1,400,566			800,143

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 7,924	13,122,733	$ 0.60	$ 7,367	12,409,259	$ 0.59

Options to purchase 2,612 shares of common stock at a weighted average price of $21.88 per share were outstanding during the three month period ending June 30, 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on November 23, 2004, were still outstanding at June 30, 2001.

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

PFF BANCORP, INC. AND SUBSIDIARY
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended June 30, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30,
	2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 68,164	$ 841	4.95%	$ 23,959	$ 340	5.69%
Investment securities, net	64,534	1,220	7.58	95,225	1,678	7.07
Loans receivable, net	2,301,185	48,683	8.46	2,333,444	48,781	8.36
Mortgage-backed securities, net	282,782	4,600	6.51	373,361	6,064	6.50
Collateralized mortgage obligations	82,121	1,153	5.62	88,081	1,616	7.34
FHLB stock	39,749	708	7.14	45,200	1,219	10.82
Total interest-earning assets	2,838,535	57,205	8.06	2,959,270	59,698	8.07
Non-interest-earning assets	96,796			61,608
Total assets	$2,935,331			$3,020,878

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 124,478	524	1.69	$ 134,108	733	2.19
Money market accounts	422,985	4,210	3.99	375,681	4,530	4.84
NOW and other demand deposit accounts	266,775	538	0.81	225,957	370	0.66
Certificate accounts	1,214,635	17,945	5.93	1,163,554	16,674	5.75
Total	2,028,873	23,217	4.59	1,899,300	22,307	4.71
FHLB advances and other borrowings	600,911	8,615	5.75	866,450	13,270	6.14
Total interest-bearing liabilities	2,629,784	31,832	4.86	2,765,750	35,577	5.16
Non-interest-bearing liabilities	41,706			29,745
Total liabilities	2,671,490			2,795,495
Stockholders' Equity	263,841			225,383
Total liabilities and stockholders' equity	$2,935,331			$3,020,878
Net interest income		$ 25,373			$ 24,121
Net interest spread			3.20			2.91
Effective interest spread			3.58			3.26
Ratio of interest-earning assets to interest-bearing liabilities	107.94%			107.00%

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

	Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ 627	(44)	(82)	501
Investment securities, net	(541)	122	(39)	(458)
Mortgage-backed securities, net	(1,472)	584	(8)	(896)
Collateralized mortgage obligations, net	(109)	6	2	(101)
Loans receivable, net	(674)	(379)	25	(1,028)
FHLB stock	(147)	(414)	50	(511)
Total interest-earning assets	(2,316)	(125)	(52)	(2,493)

Interest-bearing liabilities:
Savings accounts	(53)	(168)	12	(209)
Money market accounts	571	(794)	(97)	(320)
NOW and other demand deposit accounts	67	84	17	168
Certificate accounts	732	510	29	1,271
FHLB advances and other borrowings	(4,078)	(885)	308	(4,655)
Total interest-bearing liabilities	(2,761)	(1,253)	269	(3,745)
Change in net interest income	$ 445	1,128	(321)	1,252

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

Comparison of Operating Results for the Three Months Ended June 30, 2001 and 2000

General

The Company recorded net earnings of $7.9 million or $0.60 per diluted share for the three months ended June 30, 2001 compared to net earnings of $7.4 million or $0.59 per diluted share for the comparable period of 2000.

Net interest income increased to $25.4 million for the three months ended June 30, 2001 from $24.1 million for the comparable period of 2000. The increase in net interest income was attributable to a 29 basis point increase in net interest spread from 2.91% for the three months ended June 30, 2000 to 3.20% for the comparable period of 2001. Average interest-earning assets decreased $120.7 million from $2.96 billion for the three months ended June 30, 2000 to $2.84 billion for the comparable period of 2001.

Provision for loan losses was $1.3 million for both the three months ended June 30, 2000 and 2001.

Total non-interest income, was $4.1 million for the three months ended June 30, 2001 compared to $3.6 million for the comparable period of 2000. Total non-interest expense was $14.5 million for the three months ended June 30, 2001 compared to $13.5 million for the comparable period of 2000.

Interest Income

Interest income was $57.2 million for the three months ended June 30, 2001 compared to $59.7 million for the comparable period of 2000. The $2.5 million decrease in interest income was attributable primarily to the $120.7 million decrease in average interest-earning assets. Average yield on interest-earning assets decreased 1 basis point between the three months ended June 30, 2000 and 2001. The decrease in average interest-earnings assets was due to a $127.2 million decrease in the average aggregate balance of mortgage-backed securities, collateralized mortgage obligations and investment securities (collectively, "securities") from $556.7 million for the three months ended June 30, 2000 to $429.4 million for the comparable period of 2001 reflecting the Company's strategy of decreasing the proportion of its earning asset base comprised by securities.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

The average balance of loans receivable, net decreased $32.3 million between the three months ended June 30, 2000 and 2001. Principal paydowns on loans receivable increased from $254.4 million for the three months ended June 30, 2000 to $354.2 million for the comparable period of 2001. This increase in principal paydowns has been driven by the decrease in the general level of interest rates along with the robust residential housing market in Southern California. In response to this acceleration in loan paydowns, the Bank increased its loan originations and purchases from $255.3 million and zero, respectively for the three months ended June 30, 2000 to $344.4 million and $105.0 million, respectively for the comparable period of 2001. The increased velocity of funds flows contributed to an increase in the average balance of interest-earning deposits and short-term investments from $24.0 million for the three months ended June 30, 2000 to $68.2 million for the comparable period of 2001. The downward impact on loan yields from the decrease in the general level of interest rates was offset by the upward impact derived from the changing composition of the portfolio noted below. As a result, the average yield on loans receivable, net increased from 8.36 percent for the three months ended June 30, 2000 to 8.46 percent for the comparable period of 2001.

The increase in the average yield on loans receivable, net between the three months ended June 30, 2000 and 2001 was attributable to a $117.2 million increase in the aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") from $778.6 million or 34% of loans receivable, net at June 30, 2000 to $895.8 or 39% of loans receivable, net at June 30, 2001. Originations of the Four-Cs represented 87% and 92% of total loan originations for the three months ended June 30, 2001 and 2000, respectively.

The average yield on securities was 6.50% for the three months ended June 30, 2001 compared to 6.73% for the comparable period of 2000. The decrease in the average yield on securities reflects the impact of the decrease in the general level of interest rates. The one-year Constant Maturity Treasury index (CMT) and one month London Inter-Bank Offered Rate (LIBOR) averaged approximately 3.78% and 4.11%, respectively for the three months ended June 30, 2001 compared to approximately 6.22% and 6.37%, respectively for the comparable period of 2000. As of June 30, 2001, approximately 29% and 18% of the Company's securities are indexed to the one year CMT and one month LIBOR, respectively.

During the three months ended June 30, 2000, as a member of the FHLB of San Francisco, the Bank received a special dividend of $329,000 in addition to its regular quarterly dividend. For the three months ended June 30, 2000, this special dividend increased the average yield on FHLB stock by 292 basis points and increased the average yield on interest earning assets, net interest spread and effective interest spread by 4 basis points.

Interest Expense

Interest expense was $31.8 million for the three months ended June 30, 2001 compared to $35.6 million for the comparable period of 2000. The $3.7 million decrease in interest expense was attributable to a 30 basis point decrease in the average cost of interest-bearing liabilities coupled with a $136.0 million decrease in average interest-bearing liabilities from $2.77 billion for the three months ended June 30, 2000 to $2.63 billion for the comparable period of 2001. The 30 basis point decrease in the average cost of interest-bearing liabilities reflects a 12 basis point decrease in the average cost of deposits, and a 39 basis point decrease in the average cost of FHLB advances and other borrowings. Strong growth in deposits coupled with net paydowns of loans and securities resulted in a reduction in the proportion of total interest-bearing liabilities comprised by FHLB advances and other borrowings from 31% for the three months ended June 30, 2000 to 23% for the comparable period of 2001.

Average cost of deposits decreased from 4.71% for the three months ended June 30, 2000 to 4.59% for the comparable period of 2001 reflecting strong growth in the lower cost categories of deposits coupled with a decrease in the general level of interest rates. The average balances of

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

money market, savings and NOW accounts (collectively, "core deposits") increased $78.5 million from $735.7 million or 39% of average total deposits for the three months ended June 30, 2000 to $814.2 million or 40% of average total deposits for the comparable period of 2001. The average cost of core deposits was 2.60% for the three months ended June 30, 2001 compared to 5.93% for certificate accounts. The average balance of total deposits increased $129.6 million from $1.90 billion for the three months ended June 30, 2000 to $2.03 billion for the comparable period of 2001.

The average balance of FHLB advances and other borrowings decreased $265.5 million from $866.5 million for the three months ended June 30, 2000 to $600.9 million for the comparable period of 2001. The average cost of FHLB advances and other borrowings decreased from 6.14% for the three months ended June 30, 2000 to 5.75% for the comparable period of 2001 reflecting this net paydown activity. At June 30, 2001 the Bank's putable borrowings totaled $165.0 million.

Provision for Loan Losses

Provision for loan losses was $1.3 million for both the three months ended June 30, 2000 and 2001. See "Comparison of Financial Condition at June 30, 2001 and March 31, 2001."

Non-Interest Income

Non-interest income was $4.1 million for the three months ended June 30, 2001 compared to $3.6 million for the comparable period of 2000. Deposits and related fees increased $82,000 from $2.3 million for the three months ended June 30, 2000 to $2.4 million for the comparable period of 2001. The decrease in trust fees from $567,000 for the three months ended June 30, 2000 to $553,000 for the comparable period of 2001 reflects a decrease in assets under custody or management from $288.3 million at June 30, 2000 to $250.0 million at June 30, 2001. The decrease in assets under custody or management was attributable largely to a decrease in the market value of certain equity investments held in trust arising from the general market conditions. During the three months ended June 30, 2001, the Company incurred a net gain of $93,000 on trading securities activity compared to a net loss of $370,000 for the comparable period of 2000. Total non-interest income excluding trading securities activity ("core non-interest income") was $4.0 million for both the three months ended June 30, 2000 and 2001.

Non-Interest Expense

Non-interest expense as well as general and administrative expense was $14.5 million for the three months ended June 30, 2001. General and administrative expense was 1.98% of average assets for the three months ended June 30, 2001 compared to 1.79% of average assets for the comparable period of 2000.

Compensation and benefits expense was $7.8 million for the three months ended June 30, 2001 compared to $7.3 million for the comparable period of 2000. Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $1.5 million for the three months ended June 30, 2001 compared to $1.3 million for the comparable period of 2000.

Income Taxes

Income taxes were $5.8 million for the three months ended June 30, 2001 compared to $5.6 million for the comparable period of 2000. The effective tax rates were 42.1% and 43.4% for the three months ended June 30, 2001 and 2000.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

Comparison of Financial Condition at June 30, 2001 and March 31, 2001

Total assets increased $46.4 million from $2.89 billion at March 31, 2001 to $2.93 billion at June 30, 2001. Loans receivable, net increased $21.0 million from $2.29 billion at March 31, 2001 to $2.31 billion at June 30, 2001. The $42.2 million increase in investment securities reflects the investment of funds into several adjustable rate mortgage mutual funds as the Bank deals with the increased velocity of funds flows resulting from higher levels of loan payoffs, originations and purchases as well as strong growth in deposits.

Non-accrual loans decreased from $11.5 million or 0.45% of gross loans at March 31, 2001 to $10.4 million or 0.40% of gross loans at June 30, 2001. At June 30, 2001, the status of the 296 home residential development in Castaic, California, on which the Company has loans outstanding totaling $30.4 million, is as follows: 162 of the 296 homes have been sold and closed or are in escrow. An additional 26 homes are currently under construction. The remaining 108 homes are expected to be built and sold in calendar 2002 or early calendar 2003. During the current quarter, 8 homes closed escrow, an additional 20 homes entered escrow and construction was started on 45 homes.

The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable, which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends and the composition of the loan portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. At June 30, 2001, the Company's allowance for loan losses was $31.5 million or 1.19% of gross loans and 301.45% of non-accrual loans compared to $31.0 million or 1.22% of gross loans and 270.20% of non-accrual loans at March 31, 2001. The Company will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three months ended June 30, 2001.

Balance at March 31, 2001	$ 31,022
Provision for loan losses	1,250
Charge-offs, net	(808)
Recoveries	7
Balance at June 30, 2001	$ 31,471

Total liabilities increased $36.9 million from $2.63 billion at March 31, 2001 to $2.67 billion at June 30, 2001. Deposits increased $25.8 million from $2.02 billion at March 31, 2001 to $2.05 billion at June 30, 2001. Core deposits increased $29.8 million from $803.9 million at March 31, 2001 to $833.7 million at June 30, 2001. FHLB advances were paid down by a net $5.0 million from $575.0 million at March 31, 2001 to $570.0 million at June 30, 2001.

Total stockholders' equity was $267.5 million at June 30, 2001 compared to $258.0 million at March 31, 2001. The $9.5 million increase in total stockholders' equity is comprised principally of a $7.2 million increase in retained earnings, substantially restricted, and a $1.8 million increase in additional paid-in-capital. The $7.2 million increase in retained earnings, substantially restricted reflects the $7.9 million of net earnings for the three months ended June 30, 2001 partially offset by a quarterly cash dividend of $0.06 per common share paid on June 29, 2001 to shareholders of record as of June 15, 2001. The $1.8 million increase in additional paid-in-capital reflects a reclassification between additional paid-in-capital and income taxes payable of tax benefits

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

 associated with the Company's accounting for stock options issued to employees and amortization of shares under stock-based compensation plans.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. Effective March 14, 2001 the OTS adopted an interim rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility. The Bank's average liquidity ratio was 6.69% for the three months ended June 30, 2001.  The Bank invests in corporate securities when the yields thereon are more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank invests in callable debt issued by federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $27.5 million and $21.4 million for the three months ended June 30, 2001 and 2000, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $354.2 million and $254.4 million for the three months ended June 30, 2001 and 2000, respectively. Disbursements on loans originated and purchased were $449.4 million and $255.3 million for the three months ended June 30, 2001 and 2000, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $96.5 million and zero for the three months ended June 30, 2001 and 2000, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities and collateralized mortgage obligations were $76.6 million and $25.8 million for the three months ended June 30, 2001 and 2000, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $25.8 million and $10.7 million for the three months ended June 30, 2001 and 2000, respectively. FHLB advances and other borrowings decreased $5.0 million and $65.0 million for the three months ended June 30, 2001 and 2000, respectively.

At June 30, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $247.6 million, or 8.49% of adjusted total assets, which is above the required level of $43.8 million, or 1.5%; core capital of $247.6 million, or 8.49% of adjusted total assets, which is above the required level of $116.7 million, or 4.0%; and total risk-based capital of $273.9 million, or 12.78% of risk-weighted assets, which is above the required level of $171.5 million, or 8.0%.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

 given period. At June 30, 2001 cash and short-term investments totaled $66.6 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At June 30, 2001, the Bank has $570.0 million of FHLB advances outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At June 30, 2001, the Bank had outstanding commitments to originate and purchase loans of $633.1 million and zero respectively, compared to $417.3 million and zero, respectively, at June 30, 2000. At June 30, 2001, and 2000 the Company had no outstanding commitments to purchase securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2001 totaled $1.06 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 2001 Form 10-K, as there have been no significant changes in these disclosures during the three months ended June 30, 2001.

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

PFF BANCORP, INC.

DATED: August 10, 2001	BY:/s/ LARRY M. RINEHART
Larry M. Rinehart
President, Chief Executive Officer
and Director

DATED: August 10, 2001	BY:/s/ GREGORY C. TALBOTT
Gregory C. Talbott
Executive Vice President, Chief
Financial Officer and Treasurer