Form 10-Q
period 2001-09-30
PFF BANCORP INC
filed 2001-11-14
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

The registrant had 13,170,262 shares of common stock, par value $.01 per share, outstanding as of November 9, 2001.

PFF BANCORP, INC. AND SUBSIDIARY
Form 10-Q
Index

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2001	March 31, 2001
Assets
Cash and cash equivalents	$ 39,273	$ 51,526
Loans held for sale at lower of cost or fair value	173	583
Investment securities held-to-maturity (estimated fair value of $791 at September 30, 2001 and $772 at March 31, 2001)	702	702
Investment securities available-for-sale, at fair value	93,522	59,137
Mortgage-backed securities available-for-sale, at fair value	253,770	302,964
Collateralized mortgage obligations available-for-sale, at fair value	68,322	82,315
Trading securities, at fair value	2,050	2,375
Loans receivable, net	2,447,978	2,285,307
Federal Home Loan Bank (FHLB) stock, at cost	34,143	46,121
Accrued interest receivable	18,329	18,466
Real estate acquired through foreclosure, net	678	351
Property and equipment, net	21,911	22,946
Prepaid expenses and other assets	14,436	13,638
Total assets	$ 2,995,287	$ 2,886,431

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 2,038,619	$ 2,021,261
FHLB advances	646,000	575,000
Accrued expenses and other liabilities	36,072	32,172
Total liabilities	2,720,691	2,628,433
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,186,985 and 20,082,094; outstanding 13,200,018 and 13,238,627 at September 30, 2001 and March 31, 2001, respectively	200	200
Additional paid-in capital	134,262	131,919
Retained earnings, substantially restricted	149,994	137,703
Unearned stock-based compensation	(6,842)	(8,953)
Treasury stock (6,986,967 and 6,843,467 at September 30, 2001 and March 31, 2001, respectively)	(69)	(68)
Accumulated other comprehensive loss	(2,949)	(2,803)
Total stockholders' equity	274,596	257,998
Total liabilities and stockholders' equity	$ 2,995,287	$ 2,886,431

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2001	2000	2001	2000

Interest income:
Mortgage loans	$ 41,480	$ 42,280	$ 83,147	$ 84,607
Non-mortgage loans	6,787	7,006	13,568	13,383
Mortgage-backed securities	4,176	5,684	8,776	11,748
Collateralized mortgage obligations	907	1,648	2,060	3,264
Investment securities and deposits	2,596	2,770	5,365	6,007
Total interest income	55,946	59,388	112,916	119,009
Interest expense:
Interest on deposits	19,813	23,763	43,030	46,070
Interest on borrowings	8,256	12,540	16,871	25,810
Total interest expense	28,069	36,303	59,901	71,880
Net interest income	27,877	23,085	53,015	47,129
Provision for loan losses	1,250	1,251	2,500	2,502
Net interest income after provision for loan losses	26,627	21,834	50,515	44,627
Non-interest income:
Deposit and related fees	2,377	2,266	4,738	4,545
Loan and servicing fees	1,165	882	2,232	1,922
Trust fees	531	525	1,084	1,092
Gain on sales of assets, net	71	365	258	345
Gain(loss) on trading securities, net	(454)	123	(361)	(247)
Other non-interest income	21	47	63	247
Total non-interest income	3,711	4,208	8,014	7,904
Non-interest expense:
General and administrative:
Compensation and benefits	8,232	7,497	16,071	14,755
Occupancy and equipment	2,735	2,911	5,656	5,772
Marketing and professional services	1,802	1,313	3,408	2,402
Other non-interest expense	1,929	2,149	4,064	4,443
Total general and administrative	14,698	13,870	29,199	27,372
Foreclosed real estate operations, net	(3)	7	4	(12)
Total non-interest expense	14,695	13,877	29,203	27,360
Earnings before income taxes	15,643	12,165	29,326	25,171
Income taxes	6,575	5,088	12,335	10,727
Net earnings	$ 9,068	$ 7,077	$ 16,991	$ 14,444

Basic earnings per share	$ 0.77	$ 0.61	$ 1.44	$ 1.24
Weighted average shares outstanding for basic earnings per share calculation	11,800,297	11,665,742	11,761,445	11,637,584
Diluted earnings per share	$ 0.68	$ 0.55	$ 1.29	$ 1.14
Weighted average shares outstanding for diluted earnings per share calculation	13,326,041	12,877,091	13,204,981	12,656,412

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2001	2000	2001	2000

Net earnings	$ 9,068	$ 7,077	$ 16,991	$ 14,444

Other comprehensive earnings (losses), net of income taxes(benefit) of ($102) and $2,034 at September 30, 2001 and 2000, respectively:
Unrealized gains (losses) on securities available-for-sale:
U.S.Treasury and agency securities and other investment securities available-for-sale, at fair value	(808)	899	(390)	933
Collateralized mortgage obligations available-for-sale, at fair value	(314)	181	(879)	184
Mortgage-backed securities available-for-sale, at fair value	1,498	1,336	1,126	1,687
Reclassification of realized (gains)losses included in earnings	-	-	(3)	-

Other comprehensive earnings (losses)	376	2,416	(146)	2,804
Comprehensive earnings	$ 9,444	$ 9,493	$ 16,845	$ 17,248

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at March 31, 2001	13,238,627	$ 200	$ 131,919	$ 137,703	$ (8,953)	$ (68)	$ (2,803)	$ 257,998

Net earnings	-	-	-	16,991	-	-	-	16,991
Purchase of treasury stock	(143,500)	-	(1,434)	(2,091)	-	(1)	-	(3,526)
Amortization of shares under stock-based compensation plans	-	-	1,078	-	2,111	-	-	3,189
Stock options exercised	104,891	-	1,229	-	-	-	-	1,229
Cash dividends ($.06 per share)	-	-	-	(2,609)	-	-	-	(2,609)
Changes in unrealized losses on securities available for sale, net	-	-	-	-	-	-	(146)	(146)
Tax benefit from stock options	-	-	1,470	-	-	-	-	1,470
Balance at September 30, 2001	13,200,018	$ 200	$ 134,262	$ 149,994	$ (6,842)	$ (69)	$ (2,949)	$ 274,596

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net earnings	$ 16,991	$ 14,444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	432	827
Amortization of deferred loan origination fees	1,924	(91)
Loan fees collected	25	143
Dividends on FHLB stock	(1,368)	(1,730)
Provisions for losses on loans	2,500	2,502
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(327)	(366)
Proceeds from sale of trading securities	-	495
Losses on trading securities	361	247
Depreciation and amortization of property and equipment	1,507	1,823
Loans originated for sale	(7,941)	(8,763)
Proceeds from sale of loans held-for-sale	8,565	15,223
Amortization of unearned stock-based compensation	3,189	2,735
Increase in accrued expenses and other liabilities	5,473	9,336
(Increase) decrease in:
Accrued interest receivable	137	(266)
Prepaid expenses and other assets	(798)	(1,693)
Net cash provided by operating activities	30,670	34,866

Cash flows from investing activities:
Loans originated for investment	(706,794)	(536,011)
Increase in construction loans in process	91,786	6,289
Purchases of loans held for investment	(241,101)	(256)
Principal payments on loans	688,370	516,812
Principal payments on mortgage-backed securities available-for-sale	65,514	50,053
Principal payments on collateralized mortgage obligations available-for-sale	12,380	2,305
Purchases of investment securities available-for-sale	(83,380)	-
Redemption of FHLB stock	13,346	-
Purchases of mortgage-backed securities available-for-sale	(15,094)	-

	(Continued)

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2001	2000
Proceeds from maturities of investment securities available-for-sale	$ 39,881	$ -
Proceeds from sale of investment securities available-for-sale	8,525	-
Proceeds from sale of real estate	669	1,710
Investment in or proceeds from real estate held for investment	-	4,514
Purchases of property and equipment	(477)	(1,701)
Net cash (used in) provided by investing activities	(126,375)	43,715
Cash flows from financing activities:
Proceeds from FHLB advances	470,400	367,800
Repayment of FHLB advances	(399,400)	(457,800)
Net change in deposits	17,358	27,709
Proceeds from exercise of stock options	1,229	335
Cash dividends	(2,609)	(1,487)
Purchase of treasury stock	(3,526)	-
Net cash (used in) provided by financing activities	83,452	(63,443)
Net increase (decrease) in cash and cash equivalents	(12,253)	15,138
Cash and cash equivalents, beginning of period	51,526	35,131
Cash and cash equivalents, end of period	$ 39,273	$ 50,269
Supplemental information:
Interest paid, including interest credited	$ 60,554	$ 69,921
Income taxes paid	2,650	7,500
Non-cash investing and financing activities:
Net transfers from loans receivable to real estate acquired through foreclosure	1,314	1,131

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

The results of operations for the six months ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2002.

(2) New Accounting Pronouncements

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS 140") to replace SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishment of liabilities. SFAS 140 is the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. Management has implemented SFAS 140 and it has not had a significant impact on the Company's financial position or results of operations.

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

SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. The Statement supersedes APB Opinion No. 17, "Intangible Assets" and will carry forward provisions in Opinion 17 related to internally developed intangible assets. The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. For the first six months of fiscal 2002, the amortization of excess of cost over fair value of net assets acquired was $162,000 and as of September 30, 2001, goodwill amounted to $1.5 million. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement.

Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement.

SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

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

	For the Three Months Ended September 30,
	2001(1)			2000(2)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 9,068			$ 7,077

Basic EPS
Earnings available to common stockholders	9,068	11,800,297	$ 0.77	7,077	11,665,742	$ 0.61

Effect of Dilutive Securities
Options and Stock Awards	-	1,525,744		-	1,211,349

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 9,068	13,326,041	$ 0.68	$ 7,077	12,877,091	$ 0.55

No options to purchase shares of common stock were included in diluted earnings per share during the three month period ending September 30, 2001 because all options' exercise prices were less than the average market price of the common shares.

Options to purchase 10,094 shares of common stock at a weighted average price of $20.93 per share were outstanding during the three month period ending September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004 were still outstanding at September 30, 2000.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements - Continued

	For the Six Months Ended September 30,
	2001(1)			2000(2)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 16,991			$ 14,444

Basic EPS
Earnings available to common stockholders	16,991	11,761,445	$ 1.44	14,444	11,637,584	$ 1.24

Effect of Dilutive Securities
Options and Stock Awards	-	1,443,536		-	1,018,828

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 16,991	13,204,981	$ 1.29	$ 14,444	12,656,412	$ 1.14

Options to purchase 732 shares of common stock at a weighted average price of $24.00 per share were outstanding during the six month period ending September 30, 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on June 27, 2006, were still outstanding at September 30, 2001.

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

PFF BANCORP, INC. AND SUBSIDIARY
Item 2: Management's Discussion and Analysis of Financial Condition and Operation

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended September 30, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended September 30,
	2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 34,899	$ 473	5.38%	$ 26,626	$ 361	5.39%
Investment securities, net	101,859	1,538	5.99	95,504	1,673	6.97
Loans receivable, net	2,372,246	48,267	8.14	2,315,181	49,286	8.52
Mortgage-backed securities, net	263,229	4,176	6.35	346,620	5,684	6.56
Collateralized mortgage obligations, net	74,734	907	4.85	86,990	1,648	7.58
FHLB stock	35,154	585	6.60	46,070	736	6.36
Total interest-earning assets	2,882,121	55,946	7.76	2,916,991	59,388	8.14
Non-interest-earning assets	89,292			66,855
Total assets	$2,971,413			$2,983,846

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 124,328	444	1.42	$ 131,882	725	2.19
Money market accounts	446,785	3,514	3.12	379,152	4,653	4.88
NOW and other demand deposit accounts	284,471	478	0.67	234,273	466	0.79
Certificate accounts	1,183,836	15,377	5.15	1,171,812	17,919	6.08
Total	2,039,420	19,813	3.85	1,917,119	23,763	4.93
FHLB advances	612,957	8,256	5.34	792,602	12,540	6.29
Total interest-bearing liabilities	2,652,377	28,069	4.20	2,709,721	36,303	5.33
Non-interest-bearing liabilities	45,567			39,084
Total liabilities	2,697,944			2,748,805
Stockholders' equity	273,469			235,041
Total liabilities and stockholders' equity	$2,971,413			$2,983,846
Net interest income		$ 27,877			$ 23,085
Net interest spread			3.56			2.81
Effective interest spread			3.87			3.17
Ratio of interest-earning assets to interest-bearing liabilities	108.66%			107.65%

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis of Financial Condition and Operation - Continued

Average Balance Sheets

The following table sets forth certain information relating to the Company for the six months ended September 30, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Six Months Ended September 30,
	2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 51,528	$ 1,314	5.09%	$ 23,984	$ 701	5.85%
Investment securities, net	88,595	2,758	6.21	95,455	3,351	7.02
Loans receivable, net	2,336,910	96,715	8.28	2,324,262	97,990	8.43
Mortgage-backed securities, net	273,006	8,776	6.43	359,990	11,748	6.53
Collateralized mortgage obligations, net	78,407	2,060	5.25	87,532	3,264	7.46
FHLB stock	37,451	1,293	6.89	45,635	1,955	8.57
Total interest-earning assets	2,865,897	112,916	7.88	2,936,858	119,009	8.10
Non-interest-earning assets	87,475			66,546
Total assets	$2,953,372			$3,003,404

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 124,404	968	1.55	$ 132,847	1,458	2.20
Money market accounts	434,937	7,724	3.54	377,267	9,183	4.87
NOW and other demand deposit accounts	275,642	1,016	0.74	230,131	836	0.73
Certificate accounts	1,199,165	33,322	5.54	1,167,724	34,593	5.92
Total	2,034,148	43,030	4.22	1,907,969	46,070	4.83
FHLB advances	606,934	16,871	5.54	829,526	25,810	6.22
Total interest-bearing liabilities	2,641,082	59,901	4.52	2,737,495	71,880	5.25
Non-interest-bearing liabilities	43,635			35,684
Total liabilities	2,684,717			2,773,179
Stockholders' equity	268,655			230,225
Total liabilities and stockholders' equity	$2,953,372			$3,003,404
Net interest income before provision for loan losses		$ 53,015			$ 47,129
Net interest spread			3.36			2.85
Effective interest spread			3.70			3.21
Ratio of interest-earning assets to interest-bearing liabilities	108.51%			107.28%

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

	Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000				Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ 112	(1)	1	112	$ 808	(92)	(103)	613
Investment securities, net	112	(236)	(11)	(135)	(241)	(388)	36	(593)
Loans receivable, net	1,215	(2,180)	(54)	(1,019)	533	(1,776)	(32)	(1,275)
Mortgage-backed securities, net	(1,368)	(186)	46	(1,508)	(2,840)	(182)	50	(2,972)
Collateralized mortgage obligations, net	(232)	(592)	83	(741)	(340)	(965)	101	(1,204)
FHLB stock	(175)	28	(4)	(151)	(352)	(385)	75	(662)
Total interest-earning assets	(336)	(3,167)	61	(3,442)	(2,432)	(3,788)	127	(6,093)

Interest-bearing liabilities:
Savings accounts	(42)	(257)	18	(281)	(93)	(432)	35	(490)
Money market accounts	832	(1,682)	(289)	(1,139)	1,408	(2,512)	(355)	(1,459)
NOW and other demand deposit accounts	100	(73)	(15)	12	167	6	7	180
Certificate accounts	184	(2,737)	11	(2,542)	933	(2,211)	7	(1,271)
FHLB advances	(2,848)	(1,890)	454	(4,284)	(6,942)	(2,811)	814	(8,939)
Total interest-bearing liabilities	(1,774)	(6,639)	179	(8,234)	(4,527)	(7,960)	508	(11,979)
Change in net interest income	$ 1,438	3,472	(118)	4,792	$ 2,095	4,172	(381)	5,886

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

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

General

The Company recorded net earnings of $9.1 million or $0.68 per diluted share for the three months ended September 30, 2001, compared to net earnings of $7.1 million or $0.55 per diluted share for the comparable period of 2000.

Net interest income was $27.9 million for the three months ended September 30, 2001, compared to $23.1 million for the comparable period of 2000. The increase in net interest income was attributable to a 75 basis point expansion of the Company's net interest spread from 2.81% for the three months ended September 30, 2000, to 3.56% for the comparable period of 2001.

Provision for loan losses was $1.3 million for the three months ended September 30, 2001 and 2000.

Total non-interest income was $3.7 million for the three months ended September 30, 2001, compared to $4.2 million for the comparable period of 2000. Total non-interest expense was $14.7 million for the three months ended September 30, 2001, compared to $13.9 million for the comparable period of 2000

Interest Income

Interest income was $55.9 million for the three months ended September 30, 2001, compared to $59.4 million for the comparable period of 2000. The $3.4 million decrease in interest income was attributable to a 38 basis point decrease in average yield on interest-earning assets, coupled with a $34.9 million decrease in average interest-earning assets. Average yield on interest-earnings assets was 7.76% for the three months ended September 30, 2001 compared to 8.14% for the comparable period of 2000.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

The average yield on loans receivable, net decreased 38 basis points from 8.52% for the three months ended September 30, 2000, to 8.14% for the comparable period of 2001. The decrease in the average yield on loans receivable, net was attributable to the reduction in the general level of interest rates. Approximately $1.59 billion of the Bank's loans receivable are adjustable rate. This does not include approximately $597.0 million of hybrid adjustable rate mortgages (ARMs) that are still in their initial fixed rate periods generally ranging from three to five years. Of the $1.59 billion of adjustable rate loans, $472.6 million are indexed to Prime, $358.1 million are indexed to the one-year Constant Maturity Treasury ("CMT") and $504.7 million are indexed to the Eleventh District Cost of Funds Index ("COFI"). Based on end of month levels, Prime, one-year CMT and COFI decreased 3.50%, 3.31% and 1.57%, respectively between September 30, 2000 and 2001. The downward movement in average yield on loans receivable, net was partially mitigated by an increase in the aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the Four-Cs) from $843.4 million or 36 percent of loans receivable, net at September 30, 2000, to $985.8 million or 40 percent of loans receivable, net at September 30, 2001. Originations of the Four-Cs continues to be an area of focus for the Bank with such loans accounting for 87% and 92% of total loan originations for the three months ended September 30, 2001 and 2000, respectively.

The average yield on the aggregate balance of investment securities, mortgage-backed securities and collateralized mortgage obligations (collectively, "securities") was 6.01% for the three months ended September 30, 2001 compared to 6.80% for the comparable period of 2000. The decrease in the average yield on securities reflects the impact of the decrease in the general level of interest rates.

Average interest-earning assets were $2.88 billion for the three months ended September 30, 2001, compared to $2.92 billion for the comparable period of 2000. The decrease in average interest-earning assets was due to a $89.3 million decrease in the average balance of securities from $529.1 million for the three months ended September 30, 2000, to $439.8 million for the comparable period of 2001. The decrease reflects the Company's strategy of redeploying earning assets from securities into loans receivable. The average balance of loans receivable net increased $57.1 million from $2.32 billion for the three months ended September 30, 2000, to $2.37 billion for the comparable period of 2001.

Interest Expense

Interest expense was $28.1 million for the three months ended September 30, 2001, compared to $36.3 million for the comparable period of 2000. The $8.2 million decrease in interest expense was attributable to a 113 basis point decrease in the average cost of interest-bearing liabilities from 5.33% for the three months ended September 30, 2000, to 4.20% for the comparable period of 2001, coupled with a $57.3 million decrease in average interest-bearing liabilities from $2.71 billion for the three months ended September 30, 2000, to $2.65 billion for the comparable period of 2001. The 113 basis point decrease in the average cost of interest-bearing liabilities reflects a 108 basis point decrease in the average cost of deposits and a 95 basis point decrease in the cost of FHLB advances.

Average total deposits increased $122.3 million from $1.92 billion for the three months ended September 30, 2000, to $2.04 billion for the comparable period of 2001. The average balance of core deposits increased $110.3 million from $745.3 million for the three months ended September 30, 2000, to $855.6 million for the comparable period of 2001. The average balance of core deposits as a percentage of average total deposits and average interest-bearing liabilities increased from 39% and 28%, respectively for the three months ended September 30, 2000, to 42% and 32%, respectively for the comparable period of 2001. The decrease in the average cost of deposits from 4.93% for the three months ended September 30, 2000, to 3.85% for the comparable period of 2001 reflects the decrease in the general level of interest rates coupled with the continued growth in core deposits. The average costs of core deposits and C.D.s were 2.06% and 5.15%, respectively for the three months ended September 30, 2001, compared to 3.12% and 6.08%, respectively for the comparable period of 2000.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

Provision for Loan Losses

Provision for loan losses was $1.3 million for the three months ended September 30, 2000 and 2001. See "Comparison of Financial Condition at September 30, 2001 and March 31, 2001".

Non-Interest Income

Non-interest income was $3.7 million for the three months ended September 30, 2001, compared to $4.2 million for the comparable period of 2000. Non-interest income excluding trading securities activity, ("core non-interest income") was $4.2 million for the three months ended September 30, 2001, compared to $4.1 million for the comparable period of 2000. The increase in loan and servicing fees from $882,000 for the three months ended September 30, 2000, to $1.2 million for the comparable period of 2001, was attributable to an increase in fees received in connection with higher levels of loan prepayments. The decrease in gain on sale of assets, net from $365,000 for the three months ended September 30, 2000, to $71,000 for the comparable period of 2001, was attributable to a reduction in sales of loans. The principal balance of loans sold was $1.4 million during the three months ended September 30, 2001, compared to $4.7 million during the comparable period of 2000. This decrease in loan sales reflects the Company's efforts to grow its loan portfolio.

Non-Interest Expense

Non-interest expense as well as general and administrative expense was $14.7 million or 1.98 percent of average assets for the three months ended September 30, 2001, compared to $13.9 million or 1.86 percent of average assets for the comparable period of 2000. Compensation and benefits expense was $8.2 million for the three months ended September 30, 2001, compared to $7.5 million for the comparable period in 2000. Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $1.6 million for the three months ended September 30, 2001, compared to $1.5 million for the comparable period of 2000. The increase in marketing and professional services from $1.3 million for the three months ended September 30, 2000, to $1.8 million for the comparable period of 2001 reflects an increase in the Bank's marketing expenditures directed toward the Hispanic market. The Hispanic market is one of the fastest growing segments in many of the communities served by the Bank.

Income Taxes

Income taxes were $6.6 million for the three months ended September 30, 2001, compared to $5.1 million for the comparable period of 2000. The effective tax rate was 42.0% for the three months ended September 30, 2001, compared to 41.8% for the comparable period of 2000.

Comparison of Operating Results for the Six Months Ended September 30, 2001 and 2000

General

The Company recorded net earnings of $17.0 million or $1.29 per diluted share for the six months ended September 30, 2001, compared to net earnings of $14.4 million or $1.14 per diluted share for the comparable period of 2000.

Net interest income was $53.0 million for the six months ended September 30, 2001, compared to $47.1 million for the comparable period of 2000. The increase in net interest income was attributable to a 51 basis point expansion of the Company's net interest spread from 2.85% for the six months ended September 30, 2000, to 3.36% for the comparable period of 2001.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

Provision for loan losses was $2.5 million for the six months ended September 30, 2001 and 2000.

Total non-interest income was $8.0 million for the six months ended September 30, 2001, compared to $7.9 million for the comparable period of 2000. Total non-interest expense was $29.2 million for the six months ended September 30, 2001, compared to $27.4 million for the comparable period of 2000.

Interest Income

Interest income was $112.9 million for the six months ended September 30, 2001, compared to $119.0 million for the comparable period of 2000. The $6.1 million decrease in interest income was attributable to a 22 basis point decrease in average yield on interest-earning assets, coupled with a $71.0 million decrease in average interest-earning assets. Average yield on interest-earning assets was 7.88% for the six months ended September 30, 2001, compared to 8.10% for the comparable period of 2000.

The average yield on loans receivable, net decreased 15 basis points from 8.43% for the six months ended September 30, 2000 to 8.28% for the comparable period of 2001. The decrease in the average yield on loans receivable, net was attributable to the reduction in the general level of interest rates. Originations of the Four-Cs accounted for 87% and 92% of total loan originations for the six months ended September 30, 2001 and 2000, respectively.

The average yield on securities was 6.18% for the six months ended September 30, 2001, compared to 6.77% for the comparable period of 2000. The decrease in the average yield on securities also reflects the impact of the decrease in the general level of interest rates.

Average interest-earning assets were $2.87 billion for the six months ended September 30, 2001, compared to $2.94 billion for the comparable period of 2000. The decrease in average interest-earning assets was due to a $103.0 million decrease in the average balance of securities from $543.0 million for the six months ended September 30, 2000, to $440.0 million for the comparable period of 2001. The average balance of loans receivable, net increased $12.6 million from $2.32 billion for the six months ended September 30, 2000, to $2.34 billion for the comparable period of 2001. During April 2000, the Bank received a $329,000 special dividend from the FHLB of San Francisco. This special dividend increased the average yield on interest-earning assets for the six months ended September 30, 2000 by 3 basis points.

Interest Expense

Interest expense was $59.9 million for the six months ended September 30, 2001, compared to $71.9 million for the comparable period of 2000. The $12.0 million decrease in interest expense was attributable to a 73 basis point decrease in the average cost of interest-bearing liabilities from 5.25% for the six months ended September 30, 2000, to 4.52% for the comparable period of 2001, coupled with a $96.4 million decrease in average interest-bearing liabilities from $2.74 billion for the six months ended September 30, 2000, to $2.64 billion for the comparable period of 2001. The 73 basis point decrease in the average cost of interest-bearing liabilities reflects a 61 basis point decrease in the average cost of deposits, a 68 basis point decrease in the average cost of FHLB advances, and an increase in the proportion of total interest-bearing liabilities comprised by deposits.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

Average total deposits increased $126.2 million from $1.91 billion for the six months ended September 30, 2000, to $2.03 billion for the comparable period of 2001. The average balance of core deposits increased $94.7 million from $740.2 million for the six months ended September 30, 2000, to $835.0 million for the comparable period of 2001. The average balance of core deposits as a percentage of average total deposits and average interest-bearing liabilities increased from 39% and 27%, respectively for the six months ended September 30, 2000 to 41% and 32%, respectively for the comparable period of 2001. The decrease in the average cost of deposits from 4.83% for the six months ended September 30, 2000, to 4.22% for the comparable period of 2001 reflects the decrease in the general level of interest rates coupled with the growth in core deposits. The average costs of core deposits and C.D.s were 2.32% and 5.54%, respectively for the six months ended September 30, 2001, compared to 3.10% and 5.92%, respectively for the comparable period of 2000.

Provision for Loan Losses

Provision for loan losses was $2.5 million for both the six months ended September 30, 2001 and 2000. See "Comparison of Financial Condition at September 30, 2001 and March 31, 2001."

Non-Interest Income

Non-interest income was $8.0 million for the six months ended September 30, 2001, compared to $7.9 million for the comparable period of 2000. The increase in loan and servicing fees from $1.9 million for the six months ended September 30, 2000, to $2.2 million for the comparable period of 2001, is attributable to an increase in prepayment fees received. The decrease in other non-interest income from $247,000 for the six months ended September 30, 2000, to $63,000 for the comparable period of 2001 was primarily attributable to gains on sales of real estate totaling $194,000 recorded in the six months ended September 30, 2000.

Non-Interest Expense

Non-interest expense as well as general and administrative expense was $29.2 million or 1.95% of assets for the six months ended September 30, 2001, compared to $27.4 million or 1.82% of assets for the comparable period of 2000. Compensation and benefits expense was $16.1 million for the six months ended September 30, 2001, compared to $14.8 million for the comparable period in 2000. The increase in compensation and benefits reflects a slight increase in staffing levels coupled with an increase in non-cash charges associated with the amortization of shares under the Company's ESOP and 1996 Incentive Plan from $2.7 million for the six months ended September 30, 2000, to $3.2 million for the comparable period of 2001. The increase in marketing and professional services expense from $2.4 million for the six months ended September 30, 2000, to $3.4 million for the comparable period of 2001, reflects the Bank's Hispanic marketing programs.

Income Taxes

Income taxes were $12.3 million for the six months ended September 30, 2001, compared to $10.7 million for the comparable period of 2000. The effective tax rate was 42.1% for the six months ended September 30, 2001, compared to 42.6% for the comparable period of 2000.

Comparison of Financial Condition at September 30, 2001 and March 31, 2001

Total assets increased $108.9 million from $2.89 billion at March 31, 2001 to $3.00 billion at September 30, 2001. Loans receivable, net increased $162.7 million from $2.29 billion at March 31, 2001, to $2.45 billion at September 30, 2001. The $162.7 million increase in loans receivable, net included a $97.7 million increase in the aggregate disbursed balance of the Four Cs and a $72.9 million increase in 1-4 family residential mortgages. Securities decreased $28.8 million from $445.1 million at March 31, 2001, to $416.3 million at September 30, 2001, reflecting the utilization of paydowns on securities to fund loan growth.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

Loan originations for the six months ended September 30, 2001 were $714.7 million, compared to $544.8 million for the comparable period of 2000. Loan principal payoffs and paydowns increased to $688.4 million for the six months ended September 30, 2001, from $516.8 million for the comparable period of 2000. Non-accrual loans decreased from $11.5 million or 0.45% of gross loans at March 31, 2001, to $9.4 million or 0.33% of gross loans at September 30, 2001. Non-performing assets, which includes non-accrual loans, and foreclosed real estate, net of specific allowances, decreased from $11.8 million or 0.41% of total assets at March 31, 2001, to $10.1 million or 0.34% of total assets at September 30, 2001.

The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable, which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends and the composition of the loan portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available at the time of the review. At September 30, 2001, the Company's allowance for loan losses was $32.2 million or 1.15% of gross loans and 343.5% of non-accrual loans compared to $31.0 million or 1.22% of gross loans and 270.20% of non-accrual loans at March 31, 2001. The Bank will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, and changes in portfolio composition and other factors dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three and six months ended September 30, 2001.

	Six Months Ended September 30,
	2001	2000
Beginning balance	$ 31,022	$ 27,838
Provision for loan losses	2,500	2,502
Charge-offs	(1,339)	(1,057)
Recoveries	51	16
Ending balance	$ 32,234	$ 29,299

Total liabilities increased $92.3 million from $2.63 billion at March 31, 2001 to $2.72 billion at September 30, 2001. Deposits increased $17.4 million from $2.02 billion at March 31, 2001 to $2.04 billion at September 30, 2001. Core deposits increased $44.3 million from $803.9 million at March 31, 2001 to $848.2 million at September 30, 2001. FHLB advances increased $71.0 million from $575.0 million at March 31, 2001 to $646.0 million at September 30, 2001.

Total stockholders' equity was $274.6 million at September 30, 2001, compared to $258.0 million at March 31, 2001. The $16.6 million increase in total stockholders' equity is comprised principally of a $12.3 million increase in retained earnings, substantially restricted, a $2.3 million increase in additional paid-in-capital and a $2.1 million decrease in unearned stock-based compensation. The $12.3 million increase in retained earnings, substantially restricted reflects the $17.0 million of net earnings for the six months ended September 30, 2001 partially offset by 1) $2.6 million representing the quarterly cash dividends of $0.06 per common share declared on June 15 and September 14, 2001, paid June 29 and September 29, 2001 and a quarterly cash dividend of $0.08 per common share declared September 19, payable December 28, 2001 and 2) $2.1 million representing the amount paid by the Company in excess of the original issuance price to repurchase 143,500 shares of its common stock at a weighted average price of $24.57 per share. The $2.3 million increase in additional paid-in-capital is comprised of $3.8 million representing the amortization and issuance of shares under the Company's stock-based compensation plans along with the income tax benefit arising therefrom, partially offset by the removal from paid-in-capital of the $1.4 million created upon the March 1996 issuance of the 143,500 shares of common stock that were repurchased during the six months ended September 30, 2001. The $2.1 million decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP ($843,000) and 1996 Incentive Plan ($1.3 million).

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

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

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $30.7 million and $34.9 million for the six months ended September 30, 2001 and 2000, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $688.4 million and $516.8 million for the six months ended September 30, 2001 and 2000, respectively. Disbursements on loans originated and purchased were $955.8 million and $545.0 million for the six months ended September 30, 2001 and 2000, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $98.5 million and zero for the six months ended September 30, 2001 and 2000, respectively. Proceeds from the maturation and paydown of securities were $117.8 million and $52.4 million for the six months ended September 30, 2001 and 2000, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances. The net increases in deposits were $17.4 million and $27.7 million for the six months ended September 30, 2001 and 2000, respectively.

At September 30, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $255.3 million, or 8.56% of adjusted total assets, which is above the required level of $44.7 million, or 1.5%; core capital of $255.3 million, or 8.56 % of adjusted total assets, which is above the required level of $119.2 million, or 4.0%, and total risk-based capital of $281.9 million, or 12.77% of risk-weighted assets, which is above the required level of $176.6 million, or 8.0%.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2001, cash and short-term investments totaled $39.3 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At September 30, 2001, the Bank had $646.0 million of FHLB advances outstanding. Other sources of liquidity include investment securities maturing within one year.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

The Company currently has no material contractual obligations or commitments for capital expenditures. At September 30, 2001, the Bank had outstanding commitments to originate and purchase loans of $420.7 million and zero, respectively. At September 30, 2001, and 2000 the Company had no outstanding commitments to purchase securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2001 totaled $1.08 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 2001 Form 10-K, as there has been no significant changes in these disclosures during the six months ended September 30, 2001.

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

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

Election of Directors of the Company for three year terms:	Number of Votes For	Number of Votes Withheld

Donald R DesCombes	10,618,659	543,917

Robert D. Nichols	10,628,480	534,096

Larry M. Rinehart	10,582,941	579,635

	Number of Votes For	Number of Votes Against	Number of Votes Abstaining
Ratification of KPMG LLP as the Company's independent auditors	10,969,085	124,610	68,881

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

PFF BANCORP, INC.

DATED: November 9, 2001	BY:/s/ LARRY M. RINEHART
Larry M. Rinehart
President, Chief Executive Officer
and Director

DATED: November 9, 2001	BY:/s/ GREGORY C. TALBOTT
Gregory C. Talbott
Executive Vice President, Chief
Financial Officer and Treasurer