Form 10-Q
period 2001-12-31
PFF BANCORP INC
filed 2002-02-14
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number 0-27404 PFF BANCORP, INC. (exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	95-4561623 (I.R.S. Employer I.D. No.)

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

The registrant had 13,223,017 shares of common stock, par value $.01 per share, outstanding as of February 8, 2002.

PFF BANCORP, INC. AND SUBSIDIARY
Form 10-Q
Index

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	December 31, 2001	March 31, 2001
Assets
Cash and cash equivalents	$ 54,267	$ 51,526
Loans held for sale at lower of cost or fair value	642	583
Investment securities held-to-maturity (estimated fair value of $770 at December 31, 2001 and $772 at March 31, 2001)	703	702
Investment securities available-for-sale, at fair value	94,452	59,137
Mortgage-backed securities available-for-sale, at fair value	230,694	302,964
Collateralized mortgage obligations available-for-sale, at fair value	63,325	82,315
Trading securities, at fair value	2,354	2,375
Loans receivable, net	2,439,384	2,285,307
Federal Home Loan Bank (FHLB) stock, at cost	34,612	46,121
Accrued interest receivable	15,849	18,466
Real estate acquired through foreclosure, net	1,150	351
Property and equipment, net	22,100	22,946
Prepaid expenses and other assets	15,467	13,638
Total assets	$ 2,974,999	$ 2,886,431

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 2,068,805	$ 2,021,261
FHLB advances	588,000	575,000
Accrued expenses and other liabilities	31,663	32,172
Total liabilities	2,688,468	2,628,433
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,254,961 and 20,082,094; outstanding 13,220,994 and 13,238,627 at December 31, 2001 and March 31, 2001, respectively	200	200
Additional paid-in capital	135,378	131,919
Retained earnings, substantially restricted	158,904	137,703
Unearned stock-based compensation	(6,333)	(8,953)
Treasury stock (7,033,967 and 6,843,467 at December 31, 2001 and March 31, 2001, respectively)	(69)	(68)
Accumulated other comprehensive loss	(1,549)	(2,803)
Total stockholders' equity	286,531	257,998
Total liabilities and stockholders' equity	$ 2,974,999	$ 2,886,431
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2000	2001	2000

Interest income:
Mortgage loans	$ 40,545	$ 43,736	$ 123,692	$ 128,343
Non-mortgage loans	6,265	7,584	19,833	20,968
Mortgage-backed securities	3,680	5,390	12,456	17,138
Collateralized mortgage obligations	653	1,629	2,713	4,893
Investment securities and deposits	1,387	3,109	6,752	9,116
Total interest income	52,530	61,448	165,446	180,458
Interest expense:
Interest on deposits	17,300	24,646	60,330	70,716
Interest on borrowings	5,886	12,238	22,757	38,048
Total interest expense	23,186	36,884	83,087	108,764
Net interest income	29,344	24,564	82,359	71,694
Provision for loan losses	1,250	1,251	3,750	3,753
Net interest income after provision for loan losses	28,094	23,313	78,609	67,941
Non-interest income:
Deposit and related fees	2,326	2,178	7,064	6,723
Loan and servicing fees	1,336	914	3,568	2,835
Trust fees	502	237	1,586	1,329
Gain on sales of assets, net	49	120	308	464
Gain(loss) on trading securities, net	282	(773)	(79)	(1,020)
Other non-interest income	158	11	220	259
Total non-interest income	4,653	2,687	12,667	10,590
Non-interest expense:
General and administrative:
Compensation and benefits	8,878	7,882	24,949	22,637
Occupancy and equipment	3,151	3,071	8,807	8,843
Marketing and professional services	1,734	1,728	5,142	4,130
Other non-interest expense	2,546	2,012	6,610	6,455
Total general and administrative	16,309	14,693	45,508	42,065
Foreclosed real estate operations, net	(38)	(320)	(34)	(332)
Total non-interest expense	16,271	14,373	45,474	41,733
Earnings before income taxes	16,476	11,627	45,802	36,798
Income taxes	6,923	4,908	19,258	15,635
Net earnings	$ 9,553	$ 6,719	$ 26,544	21,163

Basic earnings per share	$ 0.81	$ 0.57	$ 2.26	$ 1.82
Weighted average shares outstanding for basic earnings per share calculation	11,762,865	11,692,108	11,761,630	11,655,825
Diluted earnings per share	$ 0.72	$ 0.52	$ 2.01	$ 1.66
Weighted average shares outstanding for diluted earnings per share calculation	13,266,564	12,909,442	13,204,265	12,741,459
Cash dividends per share	$ 0.08	$ 0.06	$ 0.20	$ 0.18
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2000	2001	2000

Net earnings	$ 9,553	$ 6,719	$ 26,544	$ 21,163

Other comprehensive earnings net of $919 and $3,315 income taxes at December 31, 2001 and 2000, respectively
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	511	140	122	1,541
Collateralized mortgage obligations available-for-sale, at fair value	243	291	(448)	475
Mortgage-backed securities available-for-sale, at fair value	405	1,167	1,524	2,854
Reclassification of realized (gains) losses included in earnings	241	156	56	(312)

Other comprehensive earnings	1,400	1,754	1,254	4,558
Comprehensive earnings	$ 10,953	$ 8,473	$ 27,798	$ 25,721
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Earnings(Loss)	Total

Balance at March 31, 2001	13,238,627	$ 200	$ 131,919	$ 137,703	$ (8,953)	$ (68)	$ (2,803)	$ 257,998

Net earnings	-	-	-	26,544	-	-	-	26,544
Purchase of treasury stock	(190,500)	-	(1,904)	(2,773)	-	(1)	-	(4,678)
Amortization of shares under stock-based compensation plans	-	-	1,723	-	2,620	-	-	4,343
Stock options exercised	172,867	-	1,955	-	-	-	-	1,955
Cash dividends	-	-	-	(2,570)	-	-	-	(2,570)
Changes in unrealized losses on securities available for sale, net	-		-	-	-	-	1,254	1,254
Tax benefit from stock options	-	-	1,685	-	-			1,685
Balance at December 31, 2001	13,220,994	$ 200	$ 135,378	$ 158,904	$ (6,333)	$ (69)	$ (1,549)	$ 286,531
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2001	2000

Cash flows from operating activities:
Net earnings	$ 26,544	$ 21,163
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	640	1,081
Amortization of deferred loan origination fees	2,438	40
Loan fees collected	194	215
Dividends on FHLB stock	(1,837)	(2,540)
Provisions for losses on loans	3,750	3,753
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(451)	(474)
Proceeds from sale of trading securities	-	476
Losses on trading securities	79	1,020
Depreciation and amortization of property and equipment	2,262	2,616
Loans originated for sale	(9,091)	(13,700)
Proceeds from sale of loans held-for-sale	9,294	19,649
Amortization of unearned stock-based compensation	4,343	4,126
Increase in accrued expenses and other liabilities	244	7,802
(Increase) decrease in:
Accrued interest receivable	2,617	(1,259)
Prepaid expenses and other assets	(1,829)	(59)
Net cash provided by operating activities	39,197	43,909

Cash flows from investing activities:
Loans originated for investment	(1,057,538)	(820,366)
Increase in construction loans in process	61,524	28,999
Purchases of loans held for investment	(282,152)	(256)
Principal payments on loans	1,117,083	781,220
Principal payments on mortgage-backed securities available-for-sale	98,501	67,427
Principal payments on collateralized mortgage obligations available-for-sale	18,176	3,443
Purchases of investment securities available-for-sale	(83,393)	-
Redemption of FHLB stock	13,346	-
Purchases of mortgage-backed securities available-for-sale	(25,236)	-
	(Continued)

PFF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2001	2000
Proceeds from maturities of investment securities available-for-sale	$ 39,881	$ -
Proceeds from sale of investment securities available-for-sale	8,525	1,951
Proceeds from sale of real estate	997	2,341
Investment in or proceeds from real estate held for investment	-	5,155
Purchases of property and equipment	(1,421)	(3,049)
Net cash (used in) provided by investing activities	(91,707)	66,865
Cash flows from financing activities:
Proceeds from FHLB advances	559,400	494,800
Repayment of FHLB advances	(546,400)	(633,800)
Net change in deposits	47,544	53,865
Proceeds from exercise of stock options	1,955	383
Cash dividends	(2,570)	(2,280)
Purchase of treasury stock	(4,678)	(2,567)
Net cash (used in) provided by financing activities	55,251	(89,599)
Net increase in cash and cash equivalents	2,741	21,175
Cash and cash equivalents, beginning of period	51,526	35,131
Cash and cash equivalents, end of period	$ 54,267	$ 56,306
Supplemental information:
Interest paid, including interest credited	$ 86,850	$ 106,691
Income taxes paid	17,100	13,900
Negative amortization loans	1,224	2,064
Non-cash investing and financing activities:
Net transfers from loans receivable to real estate acquired through foreclosure	2,042	1,613
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

The results of operations for the nine months ended December 31, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2002.

(2) New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interests method is no longer permitted. This statement had no effect on the Company.

SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. The Statement supersedes APB Opinion No. 17, "Intangible Assets," and will carry forward provisions in Opinion 17 related to internally developed intangible assets. The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 15, 2001. For the first nine months of fiscal 2002, the amortization of excess of cost over fair value of net assets acquired was $243,000 and as of December 31, 2001, goodwill amounted to $1.3 million. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

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

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
(Continued)

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement.
SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.
SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
(Continued)

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

	For the Three Months Ended December 31,
	2001 (1)			2000 (2)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 9,553			$ 6,719

Basic EPS
Earnings available to common stockholders	9,553	11,762,865	$ 0.81	6,719	11,692,108	$ 0.57

Effect of Dilutive Securities
Options and Stock Awards	-	1,503,699		-	1,217,334

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 9,553	13,266,564	$ 0.72	$ 6,719	12,909,442	$ 0.52

(1) Options to purchase 524,686 shares of common stock at a weighted average price of $26.65 per share were outstanding during the three month period ending December 31, 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on November 28, 2006, were still outstanding at December 31, 2001.

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

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
(Continued)

	For the Nine Months Ended December 31,
	2001 (1)			2000 (2)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 26,544			$ 21,163

Basic EPS
Earnings available to common stockholders	26,544	11,761,630	$ 2.26	21,163	11,655,825	$ 1.82

Effect of Dilutive Securities
Options and Stock Awards	-	1,442,635		-	1,085,634

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 26,544	13,204,265	$ 2.01	$ 21,163	12,741,459	$ 1.66

(1) Options to purchase 550,815 shares of common stock at a weighted average price of $26.55 per share were outstanding during the nine month period ending December 31, 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 24, 2006 and November 28, 2006, were still outstanding at December 31, 2001.

(2) Options to purchase 20,548 shares of common stock at a weighted average price of $19.55 per share were outstanding during the nine month period ending December 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at December 31, 2000.

PFF BANCORP, INC. AND SUBSIDIARY

Item 2: Management's Discussion and Analysis of Financial Condition and Operation

Average Balance Sheets
The following table sets forth certain information relating to the Company for the three months ended December 31, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended December 31,
	2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments (1)	$ 38,623	$ (266)	(2.73)%	$ 29,566	$ 464	6.23%
Investment securities, net	100,388	1,351	5.34	95,692	1,854	7.69
Loans receivable, net	2,441,829	46,810	7.67	2,331,794	51,320	8.82
Mortgage-backed securities, net	235,321	3,680	6.26	326,110	5,390	6.61
Collateralized mortgage obligations, net	68,589	653	3.81	85,442	1,629	7.63
FHLB stock	34,461	302	3.48	46,829	791	6.70
Total interest-earning assets (1)	2,919,211	52,530	7.20	2,915,433	61,448	8.44
Non-interest-earning assets	60,379			69,305
Total assets	$2,979,590			$2,984,738
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 124,331	357	1.14	$ 126,480	693	2.17
Money market accounts	458,983	3,249	2.81	388,767	4,838	4.94
NOW and other demand deposit accounts	300,406	407	0.54	244,690	562	0.91
Certificate accounts	1,176,059	13,287	4.48	1,178,254	18,553	6.25
Total	2,059,779	17,300	3.33	1,938,191	24,646	5.04
FHLB advances and other (2)	611,885	5,886	3.82	760,688	12,238	6.38
Total interest-bearing liabilities (2)	2,671,664	23,186	3.44	2,698,879	36,884	5.42
Non-interest-bearing liabilities	26,148			41,248
Total liabilities	2,697,812			2,740,127
Stockholders' equity	281,778			244,611
Total liabilities and stockholders' equity	$2,979,590			$2,984,738
Net interest income		$ 29,344			$ 24,564
Net interest spread (3)			3.76			3.02
Effective interest spread (3)			4.02			3.38
Ratio of interest-earning assets to interest-bearing liabilities	109.27%			108.02%

(1)Interest income and average yield include a non-recurring $458 charge to interest income. Excluding this adjustment, average yield on interest-earning deposits and short-term investments and average yield on total interest-earning assets for the three months ended December 31, 2001, would have been 1.97% and 7.26%, respectively.

(2)Interest expense and average cost include a non-recurring $1,258 credit to interest expense. Excluding this adjustment, average cost on FHLB advances and other and average cost on total interest-bearing liabilities for the three months ended December 31, 2001, would have been 4.63% and 3.63%, respectively.

(3)Excluding the interest income and expense adjustments noted above, net interest spread and effective interest spread for the three months ended December 31, 2001, would have been 3.63% and 3.91%, respectively.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis of Financial Condition and Operation
(Continued)

Average Balance Sheets
The following table sets forth certain information relating to the Company for the nine months ended December 31, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Nine Months Ended December 31,
	2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 47,228	$ 1,048	2.95%	$ 26,112	$ 1,165	5.92%
Investment securities, net	92,539	4,109	5.89	95,484	5,205	7.24
Loans receivable, net	2,372,081	143,525	8.07	2,326,782	149,311	8.57
Mortgage-backed securities, net	260,444	12,456	6.38	348,697	17,138	6.55
Collateralized mortgage obligations, net	75,122	2,713	4.82	86,833	4,893	7.51
FHLB stock	36,455	1,595	5.81	46,033	2,746	7.92
Total interest-earning assets	2,883,869	165,446	7.65	2,929,941	180,458	8.22
Non-interest-earning assets	78,243			66,172
Total assets	$2,962,112			$2,996,113
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 124,379	1,325	1.41	$ 130,749	2,151	2.18
Money market accounts	442,982	10,973	3.29	381,467	14,021	4.88
NOW and other demand deposit accounts	283,926	1,423	0.67	235,050	1,398	0.79
Certificate accounts	1,191,435	46,609	5.19	1,171,605	53,146	6.02
Total	2,042,722	60,330	3.92	1,918,871	70,716	4.89
FHLB advances and other (1)	608,584	22,757	4.96	806,580	38,048	6.26
Total interest-bearing liabilities (1)	2,651,306	83,087	4.16	2,725,451	108,764	5.30
Non-interest-bearing liabilities	37,777			35,726
Total liabilities	2,689,083			2,761,177
Stockholders' equity	273,029			234,936
Total liabilities and stockholders' equity	$2,962,112			$2,996,113
Net interest income before provision for loan losses		$ 82,359			$ 71,694
Net interest spread (2)			3.49			2.92
Effective interest spread (2)			3.81			3.27
Ratio of interest-earning assets to interest-bearing liabilities	108.77%			107.50%

(1)Interest expense and average cost include a non-recurring $1,258 credit to interest expense. Excluding this adjustment, average cost on FHLB advances and other and average cost on total interest-bearing liabilities for the nine months ended December 31, 2001, would have been 5.24% and 4.22%, respectively.

(2)Excluding the interest expense adjustment noted above, net interest spread and effective interest spread for the nine months ended December 31, 2001, would have been 3.43% and 3.75%, respectively.

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

	Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000				Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments (1)	$ 142	(668)	(204)	(730)	$ 942	(585)	(474)	(117)
Investment securities, net	91	(567)	(27)	(503)	(161)	(969)	34	(1,096)
Loans receivable, net	2,426	(6,715)	(221)	(4,510)	2,912	(8,770)	72	(5,786)
Mortgage-backed securities, net	(1,500)	(289)	79	(1,710)	(4,335)	(453)	106	(4,682)
Collateralized mortgage obligations, net	(321)	(816)	161	(976)	(660)	(1,755)	235	(2,180)
FHLB stock	(209)	(380)	100	(489)	(572)	(733)	154	(1,151)
Total interest-earning assets (2)	629	(9,435)	(112)	(8,918)	(1,874)	(13,265)	127	(15,012)

Interest-bearing liabilities:
Savings accounts	(12)	(329)	5	(336)	(105)	(755)	34	(826)
Money market accounts	874	(2,089)	(374)	(1,589)	2,262	(4,576)	(734)	(3,048)
NOW and other demand deposit Accounts	128	(230)	(53)	(155)	291	(221)	(45)	25
Certificate accounts	(35)	(5,250)	19	(5,266)	899	(7,306)	(130)	(6,537)
FHLB advances (3)	(2,393)	(4,915)	956	(6,352)	(9,338)	(7,881)	1,928	(15,291)
Total interest-bearing liabilities (4)	(1,438)	(12,813)	553	(13,698)	(5,991)	(20,739)	1,053	(25,677)
Change in net interest income (5)	$ 2,067	3,378	(665)	4,780	$ 4,117	7,474	(926)	10,665

(1) Calculated including an adjustment to interest income ($458 charge) during the three months ended December 31, 2001. Excluding the adjustment, rate and rate/volume for interest-earning deposits and short-term investments for the three months ended December 31, 2001, would have been ($317) and ($555), respectively.

(2) Calculated including an adjustment to interest income ($458 charge) during the three months ended December 31, 2001. Excluding the adjustment, rate and rate/volume for total interest-earning assets for the three months ended December 31, 2001, would have been ($9,084) and ($463), respectively.

(3) Calculated including an adjustment to interest expense ($1,258 credit) during the three and nine months ended December 31, 2001. Excluding the adjustment, rate and rate/volume for FHLB advances for the three and nine months ended December 31, 2001, would have been ($3,355) and ($604) and ($6,199) and $246, respectively.

(4) Calculated including an adjustment to interest expense ($1,258 credit) during the three and nine months ended December 31, 2001. Excluding the adjustment, rate and rate/volume for total interest-bearing liabilities for the three and nine months ended December 31, 2001, would have been ($11,253) and ($1,007) and ($19,057) and ($629), respectively.

(5) Calculated including adjustments to interest income ($458 charge) during the three months ended December 31, 2001, and interest expense ($1,258 credit) during the three and nine months ended December 31, 2001. Excluding the adjustments, rate and rate/volume for the change in net interest income for the three and nine months ended December 31, 2001, would have been $2,169 and $544 and $5,792 and $757, respectively.

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

Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000

General

The Company recorded net earnings of $9.6 million or $0.72 per diluted share for the three months ended December 31, 2001, compared to net earnings of $6.7 million or $0.52 per diluted share for the comparable period of 2000. Net earnings for the quarter ended December 31, 2001, were increased by $730,000 or $0.06 per diluted share arising from the reversal of $1.3 million of interest expense that had been accrued over the past five fiscal years in connection with a state income tax appeal that was resolved in favor of the Company during the current quarter. Net earnings for the current quarter were reduced by $266,000 or $0.02 per diluted share arising from the reversal of a $458,000 over accrual of interest income during the previous two quarters.

Core net earnings (defined as net earnings excluding the after-tax impact of trading portfolio activity and the interest adjustments noted above) increased 25 percent to $8.9 million or $0.67 per diluted share for the three months ended December 31, 2001, from $7.2 million or $0.56 per diluted share for the comparable period of 2000.

Net interest income was $29.3 million for the three months ended December 31, 2001, compared to $24.6 million for the comparable period of 2000. Net interest income excluding the interest adjustments noted above ("core net interest income") was $28.5 million for the current quarter, an increase of $4.0 million or 16 percent from the comparable period of the prior year. The increase in core net interest income was attributable to a 61 basis point expansion of the Company's net interest spread (excluding adjustments) from 3.02 percent for the quarter ended December 31, 2000, to 3.63 percent for the current quarter. The 61 basis point expansion in net interest spread was attributable to a 179 basis point decrease in average cost of interest bearing liabilities partially offset by a 118 basis point reduction in the average yield on interest-earning assets. The non-recurring interest income and expense adjustments noted above increased net interest spread for the three months ended December 31, 2001, by an additional 13 basis points to 3.76%.

Provision for loan losses was $1.3 million for the three months ended December 31, 2001 and 2000. Total non-interest income was $4.7 million for the three months ended December 31, 2001, compared to $2.7 million for the comparable period of 2000. Total non-interest expense was $16.3 million for the three months ended December 31, 2001, compared to $14.4 million for the comparable period of 2000

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

Interest Income

Interest income was $52.5 million for the three months ended December 31, 2001, compared to $61.4 million for the comparable period of 2000. Excluding the $458,000 reversal, (which reduced interest income on interest-earning deposits and short-term investments), interest income was $53.0 million for the three months ended December 31, 2001, a $8.5 million decrease from the comparable period of 2000. The $8.5 million decrease in interest income was attributable to a 118 basis point decrease in average yield on interest-earning assets from 8.44% for the three months ended December 31, 2000, to 7.26% (excluding 6 basis points attributable to the adjustment noted above) for the comparable period of 2001.

Average yield on loans receivable, net decreased 115 basis points from 8.82% for the three months ended December 31, 2000, to 7.67% for the comparable period of 2001. The decrease in the average yield on loans receivable, net was attributable to the reduction in the general level of interest rates. Approximately $1.61 billion of the Bank's loans receivable are adjustable rate. This does not include approximately $571.4 million of hybrid adjustable rate mortgages (ARMs) that are still in their initial fixed rate periods generally ranging from three to five years. Of the $1.61 billion of adjustable rate loans, $515.6 million are indexed to Prime, $369.6 million are indexed to the One-year Constant Maturity Treasury (CMT) and $474.0 million are indexed to the Eleventh District Cost of Funds Index (COFI). Based on end of month levels, Prime, One-year CMT and COFI decreased 4.75%, 3.38% and 2.54%, respectively between December 31, 2000 and 2001. The downward movement in average yield on loans receivable, net was partially mitigated by a $163.0 million increase in the average aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") from $864.8 million or 37 percent of average loans receivable, net for the three months ended December 31, 2000, to $1.03 billion or 42 percent of loans receivable, net for the comparable period of December 31, 2001.

The average yield on the aggregate balance of investment securities, mortgage-backed securities and collateralized mortgage obligations (collectively, "securities") was 5.61% for the three months ended December 31, 2001, compared to 7.00% for the comparable period of 2000. The decrease in the average yield on securities reflects the impact of the decrease in the general level of interest rates.

Average interest-earning assets were $2.92 billion for both the three months ended December 31, 2000 and 2001. The average aggregate balance of securities decreased $102.9 million from $507.2 million for the three months ended December 31, 2000, to $404.3 million for the comparable period of 2001. The decrease in securities reflects the Company's strategy of increasing the proportion of its total interest-earning assets comprised by loans receivable. The average balance of loans receivable, net increased $110.0 million from $2.33 billion for the three months ended December 31, 2000, to $2.44 billion for the comparable period of 2001. The average balance of loans receivable, net as a percentage of total average interest earning assets increased from 80 percent for the three months ended December 31, 2000, to 84 percent for the comparable period of 2001.

Interest Expense

Interest expense was $23.2 million for the three months ended December 31, 2001, compared to $36.9 million for the comparable period of 2000. Excluding the $1.3 million reversal, (which reduced other interest expense) interest expense was $24.4 million for the three months ended December 31, 2001, a decrease of $12.4 million from the comparable period of 2000. The $12.4 million decrease in interest expense was attributable to a 179 basis point decrease in the average cost of interest-bearing liabilities from 5.42% for the three months ended December 31, 2000, to 3.63% (excluding 19 basis points attributable to the adjustment noted above) for the comparable period of 2001 coupled with a $27.2 million decrease in average interest-bearing liabilities from $2.70 billion for the three months ended December 31, 2000, to $2.67 billion for the comparable period of 2001.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

Average total deposits increased $121.6 million from $1.94 billion for the three months ended December 31, 2000, to $2.06 billion for the comparable period of 2001. Reflecting the Bank's successful strategy of developing a lower cost, more stable deposit base, the average balance of core deposits increased $123.8 million from $759.9 million for the three months ended December 31, 2000, to $883.7 million for the comparable period of 2001. The average balance of core deposits as a percentage of average total deposits increased from 39% for the three months ended December 31, 2000, to 43% for the comparable period of 2001. The average costs of core deposits and certificates of deposit (C.D.s) were 1.80% and 4.48%, respectively for the three months ended December 31, 2001, compared to 3.18% and 6.25%, respectively for the comparable period of 2000, reflecting the decrease in the general level of interest rates

Provision for Loan Losses

Provision for loan losses was $1.3 million for the three months ended December 31, 2000 and 2001. See "Comparison of Financial Condition at December 31, 2001 and March 31, 2001".

Non-Interest Income

Non-interest income was $4.7 million for the three months ended December 31, 2001, compared to $2.7 million for the comparable period of 2000. Non-interest income excluding trading securities activity, (core non-interest income) was $4.4 million for the three months ended December 31, 2001, compared to $3.5 million for the comparable period of 2000. The increase in loan and servicing fees from $914,000 for the three months ended December 31, 2000, to $1.3 million for the comparable period of 2001 was attributable to an increase in fees received in connection with higher levels of loan repayments. Total loan principal paydowns were $428.7 million for the three months ended December 31, 2001, compared to $264.4 million for the comparable period of 2000. The increase in trust fees from $237,000 for the three months ended December 31, 2000 to $502,000 for the comparable period of 2001 was attributable to a $291,000 non-recurring downward adjustment of trust fees in December 2000.

Non-Interest Expense

Non-interest expense was $16.3 million for the three months ended December 31, 2001, compared to $14.4 million for the comparable period of 2000. General and administrative expense was $16.3 million or, on an annualized basis, 2.19 percent of average assets for the three months ended December 31, 2001, compared to $14.7 million or, on an annualized basis, 1.97 percent of average assets for the comparable period of 2000. Compensation and benefits expense was $8.9 million for the three months ended December 31, 2001, compared to $7.9 million for the comparable period in 2000. Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $1.2 million for the three months ended December 31, 2001, compared to $1.4 million for the comparable period of 2000.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

Income Taxes

Income taxes were $6.9 million for the three months ended December 31, 2001, compared to $4.9 million for the comparable period of 2000. The effective tax rate was 42.0% for the three months ended December 31, 2001, compared to 42.2% for the comparable period of 2000.

Comparison of Operating Results for the Nine Months Ended December 31, 2001 and 2000

General

The Company recorded net earnings of $26.5 million or $2.01 per diluted share for the nine months ended December 31, 2001, compared to net earnings of $21.2 million or $1.66 per diluted share for the comparable period of 2000. Core net earnings increased to $25.9 million or $1.96 per diluted share for the nine months ended December 31, 2001, from $21.8 million or $1.71 per diluted share for the comparable period of 2000.

Net interest income was $82.4 million for the nine months ended December 31, 2001, compared to $71.7 million for the comparable period of 2000. Core net interest income was $81.1 million for the nine months ended December 31, 2001, an increase of $9.4 million from the comparable period of the prior year. The $9.4 million increase in core net interest income was attributable to a 57 basis point expansion of the Company's net interest spread from 2.92% for the nine months ended December 31, 2000, to 3.49% for the comparable period of 2001. The 57 basis point expansion in net interest spread was comprised of a 114 basis point decrease in average cost of interest-bearing liabilities, partially offset by a 57 basis point decrease in average yield on interest-earning assets. The non-recurring interest expense adjustment noted above increased net interest spread for the nine months ended December 31, 2001, by an additional 6 basis points to 3.49%.

Provision for loan losses was $3.8 million for the nine months ended December 31, 2001 and 2000.

Total non-interest income was $12.7 million for the nine months ended December 31, 2001, compared to $10.6 million for the comparable period of 2000. Total non-interest expense was $45.5 million for the nine months ended December 31, 2001, compared to $41.7 million for the comparable period of 2000.

Interest Income

Interest income was $165.4 million for the nine months ended December 31, 2001, compared to $180.5 million for the comparable period of 2000. The $15.0 million decrease in interest income was attributable to a 57 basis point decrease in average yield on interest-earning assets from 8.22% for the nine months ended December 31, 2000, to 7.65% for the comparable period of 2001, coupled with a $46.1 million decrease in average interest-earning assets from $2.93 billion for the nine months ended December 31, 2000, to $2.88 billion for the comparable period of 2001.

Average yield on loans receivable, net decreased 50 basis points from 8.57% for the nine months ended December 31, 2000, to 8.07% for the comparable period of 2001. The decrease in the average yield on loans receivable, net was attributable to the reduction in the general level of interest rates.

The average yield on securities decreased 83 basis points from 6.83% for the nine months ended December 31, 2000, to 6.00% for the comparable period of 2001 also reflecting the impact of the decrease in the general level of interest rates.

The $46.1 million decrease in average interest earnings assets was due to a $102.9 million decrease in the average balance of securities from $531.0 million for the nine months ended December 31, 2000, to $428.1 million for the comparable period of 2001. The average balance of loans receivable, net increased $45.3 million from $2.33 billion for the nine months ended December 31, 2000, to $2.37 billion for the comparable period of 2001. The average aggregate disbursed balance of the Four-Cs increased $147.2 million from $808.1 million for the nine months ended December 31, 2000, to $955.3 million for the comparable period of 2001. During April 2000 the Bank received a $329,000 special dividend from the FHLB of San Francisco. This special dividend increased the average yield on interest-earning assets for the nine months ended December 31, 2000, by one basis point.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

Interest Expense

Interest expense was $83.1 million for the nine months ended December 31, 2001, compared to $108.8 million for the comparable period of 2000. Excluding the $1.3 million reversal, interest expense for the nine months ended December 31, 2001, was $84.3 million, a decrease of $24.4 million from the comparable period of 2000. The $24.4 million decrease in interest expense was attributable to a 108 basis point decrease in the average cost of interest-bearing liabilities from 5.30% for the nine months ended December 31, 2000, to 4.22% for the comparable period of 2001 coupled with a $74.1 million decrease in average interest-bearing liabilities from $2.73 billion for the nine months ended December 31, 2000, to $2.65 billion for the comparable period of 2001.

Average total deposits increased $123.9 million from $1.92 billion for the nine months ended December 31, 2000, to $2.04 billion for the comparable period of 2001. The average balance of core deposits increased $104.0 million from $747.3 million for the nine months ended December 31, 2000, to $851.3 million for the comparable period of 2001. The average balance of core deposits as a percentage of average total deposits increased from 39% for the nine months ended December 31, 2000, to 42% for the comparable period of 2001. The decrease in the average cost of deposits from 4.89% for the nine months ended December 31, 2000, to 3.92% for the comparable period of 2001 reflects the decrease in the general level of interest rates coupled with the growth in core deposits. The average costs of core deposits and C.D.s were 2.14% and 5.19%, respectively for the nine months ended December 31, 2001, compared to 3.12% and 6.02%, respectively for the comparable period of 2000.

Provision for Loan Losses

Provision for loan losses was $3.8 million for both the nine months ended December 31, 2001 and 2000. See "Comparison of Financial Condition at December 31, 2001 and March 31, 2001."

Non-Interest Income

Non-interest income was $12.7 million for the nine months ended December 31, 2001, compared to $10.6 million for the comparable period of 2000. Core non-interest income increased from $11.6 million for the nine months ended December 31, 2000, to $12.7 for the comparable period of 2001. The increase in loan and servicing fees from $2.8 million for the nine months ended December 31, 2000, to $3.6 million for the comparable period of 2001 is attributable to an increase in fees received in connection with loan repayments. Total principal repayments were $1.12 billion for the nine months ended December 31, 2001, compared to $781.2 million for the comparable period of 2000.

Non-Interest Expense

Non-interest expense and general and administrative expense was $45.5 million or 2.04% of assets for the nine months ended December 31, 2001. Non-interest expense was $41.7 million and general and administrative expense was $42.1 million or 1.88% of assets for the comparable period of 2000. Compensation and benefits expense was $24.9 million for the nine months ended December 31, 2001, compared to $22.6 million for the comparable period in 2000. The increase in compensation and benefits reflects increase in staffing levels associated with the Bank's addition of a new branch in La Quinta, California in February 2001 as well as the addition of the experienced banking professionals required to support the growth in the Four-Cs and core deposits. Non-cash charges associated with the amortization of shares under the Company's ESOP and 1996 Incentive Plan increased from $4.1 million for the nine months ended December 31, 2000, to $4.3 million for the comparable period of 2001. The increase in marketing and professional services expense from $4.1 million for the nine months ended December 31, 2000, to $5.1 million for the comparable period of 2001 reflects an increase in the Bank's marketing expenditures directed toward the rapidly growing Hispanic community.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

Income Taxes

Income taxes were $19.3 million for the nine months ended December 31, 2001, compared to $15.6 million for the comparable period of 2000. The effective tax rate was 42.0% for the nine months ended December 31, 2001, compared to 42.5% for the comparable period of 2000.

Comparison of Financial Condition at December 31, 2001 and March 31, 2001

Total assets increased $88.6 million from $2.89 billion at March 31, 2001, to $2.97 billion at December 31, 2001. Loans receivable, net increased $154.1 million from $2.29 billion at March 31, 2001, to $2.44 billion at December 31, 2001. The $154.1 million increase in loans receivable, net included a $174.0 million increase in the aggregate disbursed balance of the Four Cs and a $6.0 million decrease in 1-4 family residential mortgages. Securities decreased $56.0 million from $447.5 million at March 31, 2001, to $391.5 million at December 31, 2001, reflecting the utilization of paydowns on securities to fund loan growth.

Loan originations for the nine months ended December 31, 2001, were $1.07 billion, compared to $834.1 million for the comparable period of 2000. Loan principal payoffs and paydowns increased to $1.12 billion for the nine months ended December 31, 2001, from $781.2 million for the comparable period of 2000. Non-accrual loans decreased from $11.5 million or 0.45% of gross loans at March 31, 2001, to $7.7 million or 0.28% of gross loans at December 31, 2001. Included in non-accrual loans at December 31, 2001, is a $3.0 million construction loan on a 296 home residential development in Castaic, California, on which the Company has loans outstanding totaling $28.5 million. The status of this project at December 31, 2001, is as follows: 202 of the 296 homes have been sold and closed or are in escrow. An additional 37 homes are currently under construction. The remaining 54 homes are expected to be built and sold during calendar year 2002 or early calendar year 2003, along with the sale of three existing models. During the current quarter, 24 homes closed escrow, and additional 22 homes entered escrow. Non-performing assets, which includes non-accrual loans, and foreclosed real estate, net of specific allowances, decreased from $11.8 million or 0.41% of total assets at March 31, 2001, to $8.9 million or 0.30% of total assets at December 31, 2001.

The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable, which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends and the composition of the loan portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available at the time of the review. At December 31, 2001, the Company's allowance for loan losses was $33.2 million or 1.20% of gross loans and 430% of non-accrual loans compared to $31.0 million or 1.22% of gross loans and 270.20% of non-accrual loans at March 31, 2001. The Bank will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, and changes in portfolio composition and other factors dictate. The following table sets forth activity in the Bank's allowance for loan losses for the three and nine months ended December 31, 2001.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
	Dollars in thousands
Beginning balance	$ 32,234	29,299	31,022	27,838
Provision for loan losses	1,250	1,251	3,750	3,753
Charge-offs	(299)	(394)	(1,638)	(1,451)
Recoveries	56	12	107	28
Ending balance	$ 33,241	30,168	33,241	30,168

Total liabilities increased $60.0 million from $2.63 billion at March 31, 2001, to $2.69 billion at December 31, 2001. Deposits increased $47.5 million from $2.02 billion at March 31, 2001, to $2.07 billion at December 31, 2001. Core deposits increased $108.5 million from $803.9 million at March 31, 2001 to $912.4 million at December 31, 2001. FHLB advances increased $13.0 million from $575.0 million at March 31, 2001, to $588.0 million at December 31, 2001.

Total stockholders' equity was $286.5 million at December 31, 2001, compared to $258.0 million at March 31, 2001. The $28.5 million increase in total stockholders' equity is comprised principally of a $21.2 million increase in retained earnings, substantially restricted, a $3.5 million increase in additional paid-in-capital, a $2.6 million decrease in unearned stock-based compensation and a $1.3 million decrease in accumulated other comprehensive loss. The $21.2 million increase in retained earnings, substantially restricted reflects the $26.5 million of net earnings for the nine months ended December 31, 2001, partially offset by $2.6 million of quarterly cash dividends and $2.8 million representing the amount paid by the Company in excess of the original issuance price to repurchase 190,500 shares of its common stock at a weighted average price of $24.55 per share during the nine months ended December 31, 2001. The $3.5 million increase in additional paid-in-capital is comprised of $5.4 million representing the amortization and issuance of shares under the Company's stock-based compensation plans along with the income tax benefit arising therefrom, partially offset by the removal from paid-in-capital of the $1.9 million created upon the March 1996 issuance of the 190,500 shares of common stock that were repurchased during the nine months ended December 31, 2001. The $2.6 million decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP ($1.3 million) and 1996 Incentive Plan ($1.3 million). The $1.3 million decrease in accumulated other comprehensive loss reflects a reduction in the unrealized loss on available for sale securities from $2.8 million at March 31, 2001, to $1.5 million at December 31, 2001.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. Effective March 14, 2001, the OTS adopted an interim rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility. The Bank invests in corporate securities when the yields thereon are more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for investments. The Bank invests in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceed the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities.

PFF BANCORP, INC. AND SUBSIDIARY
Management's Discussion and Analysis
(Continued)

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $39.2 million and $43.9 million for the nine months ended December 31, 2001 and 2000, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $1.12 billion and $781.2 million for the nine months ended December 31, 2001 and 2000, respectively. Loans originated and purchased were $1.35 billion and $834.3 million for the nine months ended December 31, 2001 and 2000, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $108.6 million and zero for the nine months ended December 31, 2001 and 2000, respectively. Proceeds from the maturation of investment securities, paydowns of mortgage-backed securities and collateralized mortgage obligations were $156.6 million and $70.9 million for the nine months ended December 31, 2001 and 2000, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $47.5 million and $53.9 million for the nine months ended December 31, 2001 and 2000, respectively. FHLB advances increased $13.0 million and decreased $139.0 million for the nine months ended December 31, 2001 and 2000, respectively.

At December 31, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $264.5 million, or 8.95% of adjusted total assets, which is above the required level of $44.3 million, or 1.5%; core capital of $264.5 million, or 8.95 % of adjusted total assets, which is above the required level of $118.2 million, or 4.0%, and total risk-based capital of $291.6 million, or 13.07% of risk-weighted assets, which is above the required level of $178.5 million, or 8.0%.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2001, cash and short-term investments totaled $54.3 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At December 31, 2001, the Bank has $588.0 million of FHLB advances outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At December 31, 2001, the Bank had outstanding commitments to originate and purchase loans of $377.8 million and zero, respectively, compared to $267.5 million and zero, respectively, at December 31, 2000. At December 31, 2001 and 2000, the Company had no outstanding commitments to purchase securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2001, totaled $1.02 billion. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 2001 Form 10-K, as there has been no significant changes in these disclosures during the nine months ended December 31, 2001.

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

PFF BANCORP, INC.
DATED: February 8, 2002	BY:/s/ LARRY M. RINEHART
Larry M. Rinehart
President, Chief Executive Officer
and Director

DATED: February 8, 2002	BY:/s/ GREGORY C. TALBOTT
Gregory C. Talbott
Executive Vice President, Chief
Financial Officer and Treasurer