Form 10-K
period 2002-03-31
PFF BANCORP INC
filed 2002-06-27
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934

For the fiscal year ended March 31, 2002

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

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ..

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $454,841,461, based upon the last sales price as quoted on the New York Stock Exchange for June 21, 2002.

The number of shares of common stock outstanding as of June 21, 2002: 13,260,684

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held September 18, 2002 are incorporated by reference in Part III hereof.

PART I

Forward-Looking Statements

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results of PFF Bancorp, Inc. (the "Bancorp") and PFF Bank & Trust (the "Bank"), (collectively referred to as the "Company") could differ materially from such forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company's operations, markets, products and services; and other risks detailed in this Form 10-K and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Item 1. Description of Business.

General

The Bancorp completed its initial public offering of 19,837,500 shares of common stock on March 28, 1996, in connection with the conversion of Pomona First Federal Savings and Loan Association (the "Association") from the mutual to stock form of ownership (the "conversion") and the change of the Association's name to PFF Bank & Trust. The Bancorp received $198.4 million from this initial public offering before offering expenses of $4.5 million. The Bancorp utilized $105.0 million of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Bank. The Bancorp is headquartered in Pomona, California and its principal business currently consists of the operations of its wholly owned subsidiary, the Bank. At March 31, 2002, on a consolidated basis, the Company had total assets of $3.04 billion, total deposits of $2.17 billion and total stockholders' equity of $284.1 million. The Bancorp, as a unitary savings and loan holding company, and the Bank, as a federal savings bank, are subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC").

The Company is operating under a community banking business model. This business model focuses on the origination of commercial, construction and land (primarily residential tract construction), commercial real estate and consumer loans (collectively the "Four-Cs") and to a lesser degree, one-to-four family residential mortgages. The Bank engages in secondary market activities, primarily the purchase of one-to-four family residential mortgages to supplement internal origination activities. To a lesser degree, the Company invests in mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMO") and other investment securities (collectively "securities"). The Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are deposits and Federal Home Loan Bank ("FHLB") advances and other borrowings and principal and interest payments on loans and investment securities. Scheduled payments on loans and investment securities are a relatively stable source of funds, while prepayments on loans and investment securities and deposit flows are subject to significant fluctuation. The Bank engages in trust activities through its trust department and offers certain annuity and mutual fund non-deposit investment products through its subsidiary.

Market Area and Competition

The Bank's lending, deposit gathering and trust activities are concentrated in eastern Los Angeles, San Bernardino, Riverside and northern Orange counties. The Bank also originates loans on a wholesale basis throughout Southern California and has expanded its lending to markets outside of Southern California on a limited basis. The Bank's deposit gathering is concentrated in the communities surrounding its offices.

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

Trust Activities

In January 1995, the Company acquired the trust operations of another bank for $3.5 million. As a result of the acquisition, the Company now has additional fiduciary responsibilities acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not the assets of the Company and are not included in the balance sheet of the Company. Trust fee income for the years ended March 31, 2002 and 2001 was $2.1 million and $1.8 million, respectively. See "Notes to Consolidated Financial Statements - Note 19: Trust Operations." Pursuant to federal securities laws applicable to its trust activities the Bank operates with a Registered Investment Advisor ("RIA") designation. During April 2002, as a part of its strategy to increase fee income associated with its wealth management and advisory services, the Company formed a second RIA, Glencrest Investment Advisors, Inc. ("Glencrest") as a wholly-owned subsidiary of the Bancorp. In addition to providing investment advice to independent third parties, Glencrest will provide investment advisory services to the Bank for which it will be paid a fee. The Bank will provide fee based custody services for Glencrest.

Management is of the opinion that the positioning of Glencrest as an entity with an identity separate and distinct from the Bank will enable Glencrest to more effectively market its advisory services to higher net worth individuals and institutions.

Lending Activities

Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At March 31, 2002, the Bank had total gross loans outstanding of $2.82 billion, of which $1.40 billion or 50% were one-to-four family residential mortgage loans. The remainder of the portfolio consisted of $711.6 million of construction and land loans, or 25% of total gross loans; $309.3 million of commercial real estate loans, or 11% of total gross loans; consumer loans of $158.5 million or 6% of total gross loans; commercial business loans of $155.6 million or 5% of total gross loans; and $78.0 million of multi-family mortgage loans, or 3% of total gross loans. At March 31, 2002, approximately $2.51 billion or 89% of the Bank's total loans had adjustable interest rates of which approximately $1.18 billion or 47% are indexed to the one year constant maturity Treasury ("CMT"), approximately $791.2 million or 31% are indexed to Wall Street Journal Prime ("Prime") and approximately $429.7 million or 17% are indexed to the 11th FHLB District Cost of Funds Index ("COFI"). The Bank's portfolio of adjustable rate loans includes approximately $731.8 million of loans whose rates are fixed for an initial term of three to five years prior to transitioning to a semi-annual or annually adjustable rate loan ("hybrid ARMs"). The Bank's hybrid ARMs are primarily indexed to the CMT.

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

	At March 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Real estate: (1)
Residential:
One-to-four family	$ 1,402,977	49.8%	$ 1,338,940	52.5%	$ 1,537,233	60.1%	$ 1,482,839	66.8%	$ 1,467,857	75.3%
Multi-family	77,964	2.8	87,321	3.4	85,169	3.3	87,856	4.0	97,350	5.0
Commercial real estate	309,335	11.0	233,953	9.2	169,010	6.6	156,474	7.0	144,035	7.4
Construction and land	711,637	25.3	597,083	23.4	517,659	20.2	349,119	15.7	185,225	9.5
Commercial	155,589	5.5	133,564	5.2	122,095	4.8	74,451	3.3	12,468	0.6
Consumer	158,475	5.6	160,987	6.3	126,424	5.0	70,686	3.2	42,826	2.2
Total loans, gross	2,815,977	100.0%	2,551,848	100.0%	2,557,590	100.0%	2,221,425	100.0%	1,949,761	100.0%

Undisbursed loan funds	(288,231)		(237,547)		(198,656)		(167,042)		(95,457)
Net premiums (discounts) on loans	(202)		818		1,215		1,665		1,114
Deferred loan origination fees, net	(1,412)		1,793		1,753		(276)		(1,101)
Allowance for loan losses	(31,359)		(31,022)		(27,838)		(26,160)		(26,002)
Total loans, net	2,494,773		2,285,890		2,334,064		2,029,612		1,828,315
Less: Loans held for sale	(106)		(583)		(7,362)		(3,531)		(701)
Loans receivable, net	$ 2,494,667		$ 2,285,307		$ 2,326,702		$ 2,026,081		$ 1,827,614
(1) Includes loans held for sale.

Loan Maturity. The following table shows the contractual maturity of the Bank's loan portfolio at March 31, 2002.

	At March 31, 2002
	One-to- Four Family	Multi- Family	Commercial Real Estate	Construction and Land	Commercial	Consumer	Total Loans Receivable
	(Dollars in thousands)

Amounts due:
One year or less	$ 12,557	312	9,177	520,776	78,652	12,712	634,186
After one year:
More than one year to three years	662	12,052	22,881	182,648	39,869	295	258,407
More than three years to five years	2,901	5,678	20,406	6,899	35,829	1,014	72,727
More than five years to ten years	14,247	7,059	213,024	986	1,239	5,486	242,041
More than ten years to twenty years	148,719	44,152	40,939	103	-	133,162	367,075
More than twenty years	1,223,891	8,711	2,908	225	-	5,806	1,241,541
Total due after March 31, 2003	1,390,420	77,652	300,158	190,861	76,937	145,763	2,181,791
Total amount due	1,402,977	77,964	309,335	711,637	155,589	158,475	2,815,977
Less:
Undisbursed loan funds	-	-	-	(288,231)	-	-	(288,231)
Net discounts on loans	(202)	-	-	-	-	-	(202)
Deferred loan origination fees, net	2,633	(262)	(1,077)	(4,660)	(115)	2,069	(1,412)
Allowance for loan losses	(672)	(191)	(2,829)	(19,588)	(5,947)	(2,132)	(31,359)
Total loans, net	1,404,736	77,511	305,429	399,158	149,527	158,412	2,494,773
Loans held for sale	(106)	-	-	-	-	-	(106)
Loans receivable, net	$ 1,404,630	77,511	305,429	399,158	149,527	158,412	2,494,667

The following table sets forth at March 31, 2002, the dollar amount of total gross loans receivable contractually due after March 31, 2003, and whether such loans have fixed or adjustable interest rates.

	Due after March 31, 2003
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real estate loans: (1)
Residential:
One-to-four family	$ 116,434	1,273,986	1,390,420
Multi-family	4,322	73,330	77,652
Commercial real estate	2,069	298,089	300,158
Construction and land	270	190,591	190,861
Commercial	47,633	29,304	76,937
Consumer	85,056	60,707	145,763
Total gross loans receivable	$ 255,784	1,926,007	2,181,791
(1) Includes loans held for sale.

Origination, Sale, Servicing and Purchase of Loans. The Bank's lending activities are conducted primarily by loan representatives through its 24 banking branches, its loan origination center in Rancho Cucamonga, California, a satellite loan office in Redding, California and up until March 2000 wholesale brokers approved by the Bank. During March 2000, in connection with its strategy of de-emphasizing first trust deed one-to-four family residential lending in favor of a greater focus on the Four-Cs, the Bank discontinued one-to-four family first trust deed residential mortgage originations through wholesale brokers. The Bank continues to originate one-to-four family first trust deed residential mortgages through internal sources. The Bank does continue to originate equity-based consumer loans through wholesale brokers. All loans originated by the Bank, either through internal sources or through wholesale brokers, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate loans is influenced by general economic conditions affecting housing, business and consumer activities as well as the relative customer demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future levels of interest rates.

Loan originations were $1.43 billion for fiscal 2002 compared to $1.05 billion for fiscal 2001. Originations of the Four-Cs aggregated $1.19 billion or 83% of total originations for fiscal 2002 compared to $969.3 million or 92% of total originations for fiscal 2001. Reflecting the dramatically lower interest rate environment, the weighted average initial contract rate on total originations was 7.30% for fiscal 2002, compared to 10.07% for fiscal 2001.

It is the general policy of the Bank to sell substantially all of the 15 and 30-year fixed-rate mortgage loans that it originates and retain substantially all of the adjustable-rate mortgage loans that it originates. The Bank generally retains servicing of the loans sold. At March 31, 2002, the Bank was servicing $189.7 million of loans for others. See "Loan Servicing." When loans are sold on a servicing retained basis, the Company records gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSR") through the sale of mortgage loans which are sold with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. MSR are included in the financial statements in the category "other assets." The Bank had $518,000 of MSR as of March 31, 2002, compared to $1.1 million at March 31, 2001. Impairment losses, if any, are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. At March 31, 2002 and 2001, no MSR valuation allowances were required. At March 31, 2002, there were $106,000 of mortgage loans categorized as held for sale consisting of fixed-rate one-to-four family residential mortgage loans.

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

The following tables set forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Years Ended March 31,
	2002	2001	2000
	(Dollars in thousands)

Beginning balance (1)	$ 2,285,890	2,334,064	2,029,612
Loans originated:
One-to-four family	234,926	70,019	432,497
Multi-family	10,939	10,255	2,865
Commercial real estate	125,544	103,454	29,370
Construction and land	740,573	566,101	567,360
Commercial	192,762	173,454	140,558
Consumer	129,077	126,252	95,674
Total loans originated	1,433,821	1,049,535	1,268,324
Loans purchased	415,287	18,892	1,560
Sub-total	4,134,998	3,402,491	3,299,496
Less:
Principal payments	(1,573,443)	(1,049,029)	(902,923)
Sales of loans	(10,162)	(23,305)	(25,253)
Transfer to foreclosed real estate owned (REO)	(2,331)	(2,011)	(5,793)
Change in undisbursed loan funds	(50,684)	(38,891)	(31,614)
Change in allowance for loan losses	(337)	(3,184)	(1,678)
Other (2)	(3,268)	(181)	1,829
Total loans	2,494,773	2,285,890	2,334,064
Loans held for sale, net	(106)	(583)	(7,362)
Ending balance loans receivable, net	$ 2,494,667	2,285,307	2,326,702
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

At March 31, 2002, the Bank's one-to-four family residential mortgage loans totaled $1.40 billion or 50% of total gross loans. Of the $1.40 billion, 24% or $338.0 million were classified as loans secured by non-owner-occupied properties. Sixty-seven percent or $227.5 million of these non-owner occupied properties were classified as second homes with the remaining 33% or $110.5 million classified as investment properties. Of the one-to-four family residential mortgage loans outstanding at March 31, 2002, 91% were adjustable-rate loans. The Bank emphasizes the origination of adjustable-rate mortgage loans tied to the one-year CMT index. At March 31, 2002, the outstanding principal balances of loans subject to negative amortization totaled $332.0 million, (including $28.1 million of loans serviced by others in which the Bank has purchased a participating interest) or 24% of total one-to-four family residential mortgage loans. At March 31, 2002, the total outstanding negative amortization on these loans (excluding the $28.1 million of loans serviced by others) was $3.4 million. The negative amortization is generally capped at 110% of the original loan amount. At March 31, 2002, loans with original maturities of over 30 years totaled $163.1 million.

Non-owner-occupied properties, particularly those classified as investment properties, are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient cash flow to cover debt service and other operating expenses. Negative amortization involves a greater risk to the Bank because during a period of higher interest rates the loan principal may increase above the amount originally advanced, which may increase the risk of default. However, the Bank believes that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules. Prior to March 2000, adjustable rate loans were offered with maturities up to 40 years. Effective during March 2000, in response to interest rate risk considerations, the Bank discontinued offering 40 year maturities.

Multi-Family Lending. The Bank originates multi-family mortgage loans generally secured by properties located in Southern California. Loans secured by multi-family properties are typically amortized for 25 to 30 years and have a 10 year maturity. We offer a loan plan that adjusts annually based on the one-year CMT Index plus a spread. We also offer a three year fixed rate loan and a five year fixed rate loan that are fixed for the respective period and adjust annually thereafter. These loans typically have an interest rate floor and a life time interest rate cap of five percent above the start rate. In reaching its decision on whether to make a multi-family loan, the Bank considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of at least 110%. Properties securing these loans are appraised and title insurance is required on all loans.

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

The Bank's multi-family loan portfolio at March 31, 2002 totaled $78.0 million or 3% of total gross loans. At March 31, 2002, 68% of the Bank's multi-family loans were adjustable-rate indexed to COFI and 26% were indexed to the one-year CMT. The Bank's largest multi-family loan at March 31, 2002, had an outstanding balance of $4.7 million and is secured by a 128 unit apartment complex.

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

Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties such as small office buildings or retail facilities located in Southern California. The Bank's underwriting policies provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property. Competitive market factors have also prompted the Bank to originate such loans with fixed rates of interest. Maturities on commercial real estate loans are generally 10 years with 25 to 30 year amortization, although these loans may be made with maturities up to 30 years. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service ratios of at least 120%.

At March 31, 2002, the Bank's commercial real estate loan portfolio was $309.3 million, or 11% of total gross loans. At March 31, 2002, 22% of these loans were indexed to COFI and 69% were indexed to the one-year CMT. The largest commercial real estate loan in the Bank's portfolio at March 31, 2002 was $9.0 million and is secured by a 158,000 square foot multi-tenant light industrial facility.

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

The Bank has expanded, on a selective basis, construction lending to western states other than California. Such expansion has been undertaken with developers with whom the Bank has had long-term lending relationships. As of March 31, 2002, the Bank had construction loans outstanding for development of residential properties located in Nevada, Utah and Arizona totaling $30.2 million, $15.5 million of which was disbursed. As of March 31, 2002, the remainder of the Bank's construction loans were for development of real estate located in California. The largest credit exposure in the construction loan portfolio as of March 31, 2002 consists of $29.7 million of loans for the development of 296 finished lots and homes located in northern Los Angeles County (Castaic). The aggregate disbursed balance of these loans at March 31, 2002 was $21.7 million. The second largest credit exposure in the Bank's construction loan portfolio at March 31, 2001 had a balance of $21.7 million, for a multi-phase residential development of 89 homes in Santa Clara County. At March 31, 2002, the Bank's construction and land loan portfolio was $711.6 million or 25% of total gross loans, $423.4 million of which was disbursed. At March 31, 2002 the aggregate balance of loans for the construction of properties other than one-to-four family residences was $81.1 million, $63.2 million of which was disbursed.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Mitigation of risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment of the Bank's loan

Consumer and Other Lending. The Bank offers both fixed-rate equity loans and adjustable rate equity lines of credit secured by one-to-four family residences made primarily on properties located in the Bank's primary market area. Loan originations are generated from the Bank's loan representatives and approved mortgage brokers. The majority of consumer loans are underwritten and approved on the basis of the applicant's ability and apparent willingness to pay (credit history). A security interest on the property is taken as an abundance of caution.

The equity lines of credit offered by they Bank have introductory terms below the fully indexed rate. At the end of the introductory period the lines of credit will adjust monthly based on changes in the Prime rate. These lines of credit provide for overall caps/floors on the increase/decrease in interest rates over the life of the loan.

The Bank's policy is to originate equity loans and lines of credit up to 100% of the appraised value of the property securing the loan. Loans secured by a second lien on property and with higher loan to values are generally considered to involve a higher degree of credit risk than loans secured by a first lien position or with a lower loan to value. These loans are priced to compensate for these higher risks. The Bank also originates a limited number of equity loans with loan to values up to 125%. These loans are originated for the secondary market and substantially all of the originations are sold upon funding to an investor. These loans also have a higher degree of risk and are made with strict credit guidelines.

At March 31, 2002, the Bank's total consumer loan portfolio was $158.5 million or 6% of total gross loans, composed primarily of $73.8 million in home equity lines of credit and $84.4 million in secured and unsecured personal loans and lines of credit. At March 31, 2002, 54% of these loans were fixed rate, 39% were indexed to Prime and 3% were indexed to COFI.

Commercial Lending. During the past six years, the Bank expanded its operations to include commercial business lending to small and medium-sized businesses. Loan products include working capital lines of credit, capital and equipment term loans, SBA and other government loan guarantee programs, and contractor financing for residential housing rehabilitation, all delivered directly to borrowers in our community through the retail branch network and a team of highly experienced business financial advisors. The Bank's Commercial operations also include wholesale lending for business equipment finance and leasing companies, as well as syndications and participations with local and national business lenders.

As of March 31, 2002, the Bank's total commercial business loan commitments were $267.4 million, of which $155.6 million or 6% of total gross loans was outstanding. At March 31, 2002, of the commercial loans outstanding 48% were indexed to Prime. At March 31, 2002, the largest amount of loans outstanding to one borrower was $18.2 million to an equipment leasing company. The loans to this borrower are secured by the assignment of leases averaging $204,000 per lease and the underlying leased equipment, as well as inventory and accounts receivable. The second largest amount of loans to one borrower was $11.0 million to a manufacturer and lessor of vehicles used in food service and package delivery. This loan is also secured by the assignment of leases and underlying equipment. Repayment of loans to both borrowers is expected to come from lessee payments or, alternatively, from liquidation of equipment and assets of the borrowers or guarantors.

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

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Loan Origination and Asset Review Committee ("LOARC"), the Management Loan Committee and specified officers of the Bank. The LOARC includes four of the six outside Directors of the Bank as well as selected senior management staff. All loans must be approved by a majority of a quorum of the designated committee, group of officers or by the designated individual. The following committees, groups of officers and individual officers are granted the authority to approve and commit the Bank to the funding of the following categories of loans: mortgage loans and consumer loans in amounts up to $299,999 may be approved by the Bank's staff underwriters; mortgage loans and consumer loans in excess of $299,999 and up to $599,999 may be approved by certain department managers; commercial business loans up to $499,999 may be approved by the Commercial Credit Administrator or Chief Lending Officer; mortgage loans and consumer loans in excess of $599,999 and up to $999,999 may be approved by the Major Loan Manager, the Senior Executive Vice President or Chief Lending Officer; mortgage loans in excess of $999,999 and up to $9,999,999, and commercial business loans in excess of $499,999 and up to $4,999,999 must be approved by the Management Loan Committee; and mortgage loans of $10.0 million or more, consumer loans in excess of $999,999 and commercial business loans of $5.0 million or more require the approval of the LOARC. The LOARC presently reviews commercial business loans in excess of $4,999,999, post funding, for consistency with the Bank's goals and objectives. Since March 31, 1998 the Bank has also contracted with an independent credit review firm for the post funding review of all commercial business loans in excess of $500,000 and selected smaller loans. This credit review firm is comprised of experienced former federal bank examiners. The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 2002, the Bank's limit on loans-to-one borrower was $43.2 million.

Loan Servicing. The Bank also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain borrower insurance and tax payments are made and generally administering the loans. All of the loans currently being serviced for others are loans that have been sold by the Bank. At March 31, 2002, the Bank was servicing $189.7 million of loans for others. The Bank does not purchase servicing rights related to mortgage loans originated by other institutions.

Delinquencies and Classified Assets. The LOARC generally performs a monthly review of all loans ninety days or more past due. In addition, management reviews on an ongoing basis all loans 15 or more days delinquent. The procedures taken by the Bank, with respect to delinquencies, vary depending on the nature of the loan and period of delinquency. For mortgage loans, the Bank generally sends the borrower a written notice of non-payment 15 days after the loan is first past due. In the event payment is not received, additional letters and phone calls are generally made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, the Bank will commence foreclosure proceedings against the real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the Bank generally takes possession of the real property securing the loan ("REO") and subsequently sells the property.

For commercial business loans, management conducts an ongoing review of all loans 15 or more days delinquent. The procedures undertaken by the Bank with respect to delinquencies may vary depending on the nature of the loan, the period of delinquency, and the quality of collateral or guaranties. The Bank generally sends the borrower a notice of non-payment within 15 days after the due date and subsequent notices thereafter. In the event that payment is not then received, the responsible loan officer contacts the borrower directly and may notify guarantors and grantors of collateral that the loan is delinquent. The loan officer may review the loan documentation and secure additional collateral or sources of repayment. Delinquent loans may be classified as other than a "pass" credit, in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternate repayment sources cannot be identified. At 90 days past due, the loan will be placed on non-accrual status.

Allowance for Loan Losses. The Company maintains a valuation allowance for losses on loans and real estate to provide for losses inherent in those portfolios. The adequacy of the allowance is evaluated quarterly by management to maintain the allowance at levels sufficient to provide for inherent losses. A key component to the evaluation is the internal asset review process.

The Internal Asset Review Department ("IARD") conducts independent reviews to evaluate the risk and quality of Bank assets. IARD reports to the Internal Asset Review Committee ("IARC"). The IARC members include the IAR Manager/Chair, General Counsel, Accounting Manager, Senior Counsel, Chief Appraiser, Loan Service Manager, Internal Asset Review Analyst, Internal Asset Review Officer and Staff Secretary. The President/CEO, Sr. Executive Vice President/COO, and Chief Lending Officer attend as non-voting members. IARC meets monthly to review the recommendations from the IARD for asset classifications and valuation allowances. The IARD reports quarterly to the Board of Directors regarding overall asset quality, the adequacy of valuation allowances and adherence to policies and procedures regarding asset classification and valuation.

IARD adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover asset losses. The Bank's asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. The Bank uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using an eight grade system to classify assets. The current grades are: pass 1; pass 2; pass 3; pass 4; special mention; substandard; doubtful; and loss. Substandard, doubtful and loss assets are considered "classified assets" for regulatory purposes. A brief description of these classifications follows:

  The four pass classification grades represent a level of credit quality, which ranges from no well-defined deficiency or weakness to some noted weakness, yet risk of default is expected to be remote.
  A special mention asset does not currently expose the Bank to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management's close attention.
  Substandard assets have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.
  An asset classified doubtful has all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Doubtful is considered to be a temporary classification until resolution of pending weakness issues enables the potential for loss to be more clearly defined.
  That portion of an asset classified as loss is considered uncollectible and of so little value that its continuance as an asset, without establishment of a specific valuation allowance, is not warranted. A loss classification does not mean that an asset has no recovery or salvage value. IARD will generally classify as loss the balance of an asset that is greater than the net fair value of the asset unless payment can be expected from another source.

The asset classifications from the internal asset review process are used in the following manner to determine the amount of the allowance for loan losses:

  General valuation allowances ("GVA"): This element relates to assets with no well-defined deficiency or weakness (i.e. assets classified pass) and takes into consideration losses that are imbedded within the portfolio but have not yet been realized. Generally, borrowers are impacted by events well in advance of a lender's knowledge that may ultimately result in loan default and eventual loss. Examples of such loss-causing events would be borrower job loss, divorce or medical crisis in the case of single family residential and consumer loans, or loss of a major tenant in the case of commercial real estate loans. General valuation allowances are determined by applying factors that take into consideration past loss experience, current trends, etc. for each major asset type.
  Specific valuation allowances ("SVA") : A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Bank identifies a high probability that a loss may occur the Bank establishes an SVA for the loss by subtracting the difference between the Bank's recorded investment in the loan from the market value. If the loan is collateral dependent the fair value is applied to determine the SVA.
  Large borrower risk allowance: PFF has a number of borrowers with large loan balances which may create an additional risk if one or two of these borrowers were to suddenly default. Therefore an additional allowance for this risk is analyzed and applied.
  Model risk allowance: The GVA allowance methodology applied above includes both quantitative and qualitative factors and documentation, however, any methodology is subject to some uncertainties. Estimating future losses inherent in a loan portfolio will vary with each method. Therefore, a model risk component for the GVA is also utilized.

At March 31, 2002, the Company's allowance for loan losses was $31.4 million or 1.l1% of gross loans and 697.80% of non-performing loans compared to $31.0 million or 1.22% of gross loans and 270.20% of non-performing loans at March 31, 2001. At March 31, 2002, the Company had non-performing loans of $4.5 million or 0.16% of gross loans compared to $11.5 million or 0.45% of gross loans at March 31, 2001. The Company will continue to monitor and modify its allowance for loan losses based upon economic conditions, loss experience, changes in portfolio composition and other factors.

The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.

	For the Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Beginning balance	$ 31,022	27,838	26,160	26,002	27,721
Provision for loan losses	5,000	5,004	4,000	4,020	7,099
Charge-offs:
Real estate:
One-to-four family	(78)	(524)	(1,522)	(3,361)	(7,251)
Multi-family	-	-	(319)	(115)	(316)
Commercial real estate	-	(216)	-	-	(188)
Construction and land	(3,012)	-	-	(31)	(1,012)
Commercial	(612)	(223)	-	-	-
Consumer	(1,069)	(898)	(549)	(372)	(343)
Total	(4,771)	(1,861)	(2,390)	(3,879)	(9,110)
Recoveries	108	41	68	17	292
Ending balance	$ 31,359	31,022	27,838	26,160	26,002
Net charge-offs to average gross loans outstanding	0.17%	0.07	0.11	0.17	0.47

When the Bank classifies one or more assets, or portions thereof, as substandard or doubtful, under current OTS policy, the Bank is required to consider establishing a specific valuation allowance in an amount deemed prudent by management to recognize the inherent credit risk associated with the asset. When the Bank classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific valuation allowance equal to 100% of the amount of the asset identified as loss or to charge off such amount. The Bank has adopted a policy of charging off all assets classified as 100% Loss.

The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS who can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish an acceptable allowance evaluation process that meets the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Although management believes that an adequate allowance for loan losses has been established, further additions to the level of allowance for loan losses may become necessary.

Management reviews and classifies the Bank's assets monthly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. The Bank utilizes an internal appraisal staff and Board approved independent appraisers to conduct appraisals at the time of foreclosure and subsequent appraisals on REO on a periodic basis. Qualified personnel are also utilized for annual property inspections on all income producing real properties securing a loan balance over $1.0 million and other specified properties. Property inspections are intended to provide updated information concerning occupancy, maintenance, current rent levels, and changes in market conditions.

At March 31, 2002 and 2001 the Bank had $25.2 million and $24.5 million, respectively of assets classified as Special Mention, on which there were no allowances. The main components of assets classified as Special Mention at March 31, 2002 were: 22 loans totaling $2.9 million secured by one-to-four family residences; and 9 non-homogeneous loans (defined as loans with unpaid principal balances in excess of $500,000). The composition of the non-homogeneous loans is as follows: one commercial real estate loan totaling $2.8 million; four commercial loans totaling $6.0 million; and four construction loans totaling $12.0 million. At March 31, 2002, the Company had $71.6 million of assets, net of specific allowances of $3.1 million classified as Substandard, compared to $59.8 million, net of specific allowances of $5.3 million classified as Substandard at March 31, 2001. Included in the Substandard total are construction loans for a 296 home development in Castaic with a committed balance reported as a classified asset of $29.7 million. These loans were classified Substandard during fiscal 2000 due to delays in construction and increased costs caused by grading problems. See "Non-Accrual and Past-Due Loans." Substandard commercial loans at March 31, 2002 include the $18.2 million loan to an equipment leasing company discussed under "Lending Activities-Commercial Lending". This loan has performed in accordance with its original terms. The loan was evaluated for impairment as of March 31, 2002 and deemed to not be impaired. The substandard classification for this loan resulted from an increase in the delinquency level for the leasing company's overall portfolio. To date, this increase in delinquencies has not impacted the individual lease secured position of the Bank and is not expected to do so.

The Bank's present policy is generally to continue to classify a troubled-debt restructured ("TDR") loan as Substandard until the asset has performed at normal contract terms for a period of six to twelve months. Where there has been a forgiveness of principal or interest or a submarket interest rate granted, the loan is generally considered a TDR. Although the economy, in general, improved during fiscal 2002, the Bank continued to utilize early intervention and flexibility in restructuring some troubled loans with borrowers rather than foreclosing on the underlying properties. See "Non-Accrual and Past-Due Loans."

At March 31, 2002 there were no assets classified as Loss and three assets totaling $253,000 classified as Doubtful compared to no assets classified as loss and seven assets totaling $707,000 classified as Doubtful at March 31, 2001. The composition of assets classified Substandard at March 31, 2002 and 2001 is set forth on the following page.

	At March 31, 2002
	Loans			REO			Total Substandard Assets
	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans
	(Dollars in thousands)
Real estate:
Residential:
One-to-four family	$ 8,592	$ 8,532	69	$ 507	$ 507	6	$ 9,099	$ 9,039	75
Multi-family	1,154	1,154	1	-	-	-	1,154	1,154	1
Commercial real estate	2,576	2,419	3	-	-	-	2,576	2,419	3
Construction and land	42,139	39,361	8	-	-	-	42,139	39,361	8
Sub-total	54,461	51,466	81	507	507	6	54,968	51,973	87
Commercial	19,324	19,288	9	-	-	-	19,324	19,288	9
Consumer	359	312	15	-	-	-	359	312	15
Total	$ 74,144	$ 71,066	105	$ 507	$ 507	6	$ 74,651	$ 71,573	111

	At March 31, 2001
	Loans			REO			Total Substandard Assets
	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans
	(Dollars in thousands)
Real Estate:
Residential:
One-to-four family	$ 14,011	$ 13,815	100	$ 400	$ 351	4	$ 14,411	$ 14,166	104
Multi-family	1,188	1,188	1	-	-	-	1,188	1,188	1
Commercial real estate	2,951	2,741	3	-	-	-	2,951	2,741	3
Construction and land	41,359	36,777	9	-	-	-	41,359	36,777	9
Sub-total	59,509	54,521	113	400	351	4	59,909	54,872	117
Commercial	4,830	4,566	10	-	-	-	4,830	4,566	10
Consumer	374	353	12	-	-	-	374	353	12
Total	$ 64,713	$ 59,440	135	$ 400	$ 351	4	$ 65,113	$ 59,791	139
(1) Net balances are reduced for specific loss allowances established against Substandard loans and REO.

Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, REO and TDR loans. There were no TDR loans and six REO properties at March 31, 2002. It is the policy of the Company to cease accruing and establish an allowance for all previously accrued but unpaid interest on loans 90 days or more past due. For the years ended March 31, 2002, 2001, 2000, 1999 and 1998, the amount of interest income that would have been recognized on non-accrual loans, if such loans had continued to perform in accordance with their contractual terms, was $330,000, $733,000, $466,000, $1.1 million and $1.7 million, respectively, none of which was recognized.

The Company has a total of $21.7 million in loans outstanding on the 296 home residential development project in Castaic with an aggregate commitment of $29.7 million. The project incurred cost overruns and construction delays which caused the Bancorp to determine that its one loan in the amount of $3.0 million was impaired as of December 31, 2000. Accordingly, during the quarter ended December 31, 2000, the Bancorp placed this loan on non-accrual status and established an allowance for loss for the full amount of this loan. During the quarter ended December 31, 2001, the Bancorp charged this loan off against the previously established allowance. The Company has determined that it is still probable that it will collect all amounts contractually due on the remaining $21.7 million of loans outstanding on this project. The Company has taken an assignment of the borrower's interest on two projects, on which the Company has no indebtedness from the borrower, to enhance the overall collateral position of the Company. Management is continuing to closely monitor the status of these loans. The status of this project as of March 31, 2002 was as follows: 194 of the 296 homes have been sold and closed and 30 homes are in escrow. The 30 homes in escrow are currently under construction. The remaining 69 production homes are expected to be built and sold during calendar year 2002 or the beginning of 2003, along with the sale of the three existing models. During the quarter ended March 31, 2002, 25 homes closed escrow, and an additional 24 homes entered escrow.

During the years ended March 31, 2002 and 2001, the Company's average investment in impaired loans was $46.9 million and $24.0 million, respectively. Interest income recorded during these periods was $1.9 million and $1.8 million, respectively of which zero and zero, respectively was recorded utilizing the cash basis method of accounting.

	At March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Non-accrual loans:
Residential real estate:
One-to-four family	$ 3,049	5,420	4,415	10,061	13,834
Multi-family	-	-	-	122	467
Commercial real estate	285	-	-	-	2,717
Construction and land (3)	-	4,572	-	647	131
Commercial	65	437	243	-	-
Consumer	1,095	1,052	769	182	40
Total	4,494	11,481	5,427	11,012	17,189
REO, net (1)	507	351	1,466	5,318	7,595
Non-performing assets	$ 5,001	11,832	6,893	16,330	24,784
TDR loans (3)	$ -	3,012	1,950	11,291	12,505
Classified assets, gross	$ 74,904	62,102	37,354	39,058	46,758
Allowance for loan losses as a percent of gross loans receivable	1.11%	1.22	1.09	1.18	1.33
Allowance for loan losses as a percent of total non-performing loans (2)	697.80	270.20	512.96	237.56	151.27
Non-performing loans as a percent of gross loans receivable (2)	0.16	0.45	0.21	0.50	0.88
Non-performing assets as a percent of total assets (2)	0.16	0.51	0.23	0.56	0.88
(1) REO balances are shown net of related loss allowances.
(2) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past  due and all other non-accrual loans.
(3) At March 31, 2001 the Bancorp's $3.0 million loan for the Castaic development is included in non-accrual and TDR loans.

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.

	At March 31, 2002				At March 31, 2001
	60-89 Days		90 Days or More(1)		60-89 Days		90 Days or More(1)
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One-to-four family	5	$ 607	22	$ 3,049	18	$ 1,847	43	$ 5,420
Multi-family	-	-	-	-	-	-	-	-
Commercial real estate	-	-	1	285	1	242	-	-
Construction and land	-	-	-	-	-	-	2	4,572
Commercial	-	-	10	65	-	-	5	437
Consumer	1	34	57	1,095	8	256	27	1,052
Total	6	$ 641	90	$ 4,494	27	$ 2,345	77	$ 11,481

	At March 31, 2000
	60-89 Days		90 Days or More(1)
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One-to-four family	16	$ 1,869	35	$ 4,415
Multi-family	1	106	-	-
Commercial real estate	-	-	-	-
Construction and land	1	990	-	-
Commercial	-	-	1	243
Consumer	8	226	21	769
Total	26	$ 3,191	57	$ 5,427
(1) Loans 90 days or more past due are included in non-accrual loans. See "Non-Accrual and Past Due Loans."

The following tables set forth the amount of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.
	At March 31,
	2002			2001			2000
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans
	(Dollars in thousands)

One-to-four family	$ 672	2.14%	49.8%	$ 1,549	5.00%	52.47%	$ 3,453	12.40%	60.10%
Multi-family	191.61		2.8	228	0.73	3.42	783	2.81	3.33
Commercial real estate	2,829	9.02	11.0	891	2.87	9.17	1,593	5.72	6.61
Construction and land	19,588	62.47	25.3	17,835	57.50	23.40	12,186	43.78	20.24
Commercial	5,947	18.96	5.5	5,334	17.19	5.23	6,367	22.88	4.94
Consumer	2,132	6.80	5.6	5,185	16.71	6.31	3,455	12.41	4.78
Unallocated	-	-	-	-	-	-	1	-	-
Total allowance for loan losses	$ 31,359	100.00%	100.00%	$ 31,022	100.00%	100.00%	$ 27,838	100.00%	100.00%

	At March 31,
	1999			1998
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans
	(Dollars in thousands)

One-to-four family	$ 5,721	21.87%	66.75%	$ 10,766	41.40%	75.28%
Multi-family	2,026	7.74	3.95	3,133	12.05	4.99
Commercial real estate	2,048	7.83	7.04	3,898	14.99	7.39
Construction	8,911	34.06	15.72	4,454	17.13	9.50
Commercial	2,761	10.56	3.36	3,024	11.63	0.64
Consumer	4,690	17.93	3.18	473	1.82	2.20
Unallocated	3	0.01	-	254	0.98	-
Total allowance for loan losses	$ 26,160	100.00%	100.00%	$ 26,002	100.00%	100.00%

Real Estate

At March 31, 2002, the Company had $507,000 of REO, net of allowances, and no real estate acquired for investment ("REI"). If the Bank acquires any REO, it is initially recorded at fair value. If there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to obtain an appraisal on all REO at the time of possession.

Prior to fiscal 1999, REI consisted of a security interest in 26 lots held for development through the Bank's service corporation. The security interest in the 26 lots paid in full in February 1999.

The following table sets forth certain information with regard to the Bank's REO and REI.

	At March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
REO
Properties acquired in settlement of loans	$ 507	400	1,466	5,763	8,198
Allowance for losses	-	(49)	-	(445)	(603)
Total REO, net	507	351	1,466	5,318	7,595

REI
Properties wholly owned	-	-	558	558	731
Mezzanine real estate financing	-	-	4,370	5,813	-
Allowance for losses	-	-	-	-	-
Total REI, net	-	-	4,928	6,371	731
Total real estate, net	$ 507	351	6,394	11,689	8,326

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

The investment policy of the Bank, as established by the Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate or credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. On November 4, 1998 the OTS issued Thrift Bulletin 73 ("TB73") "Trust Preferred Securities" which, among other things, limits the aggregate investment in investment grade trust preferred securities for OTS supervised institutions to 15 percent of total capital. At the time TB73 was issued, the Bank's aggregate investment in such securities of $52.4 million, exceeded the OTS limitation by $23.0 million. The Bank applied for and was granted a waiver by the OTS permitting the Bank to continue to hold its trust preferred securities. At March 31, 2002, the Bank's aggregate investment in trust preferred securities is $50.2 million which represents 19% of the Bank's total capital.

The investment powers of the Bancorp are substantially broader than those permitted for the Bank. The investment policy of the Bancorp, as established by its Board of Directors, while generally consistent with that of the Bank, permits the investment by the Bancorp in equity securities and non-rated corporate debt obligations. At March 31, 2002, the Bancorp had direct equity investments of $7.8 million (which includes trading securities of $2.3 million), investments in equity mutual funds of $4.0 million and investments in corporate debt obligations (trust preferred debt securities) of $5.1 million. Given the non-rated nature of the Bancorp's investments in trust preferred debt securities along with the longer-term (typically 30 years) structure of the obligations, the Bancorp undertakes a review of the historical and current financial condition and operating results of the issuer prior to making an investment. These reviews are updated periodically during the holding periods for the investments.

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

At March 31, 2002, the Company had $94.5 million in investment securities consisting primarily of investment grade corporate and U.S. agency securities. Forty-nine percent of the Company's MBS portfolio is comprised of adjustable-rate securities tied to the one-year CMT including 31% of the portfolio comprised by hybrid ARMs. The remainder of the Company's MBS portfolio is comprised of six-month LIBOR ARMs (1% of the portfolio), seasoned fixed-rate securities (22% of the portfolio) and five and seven year balloon securities (28% of the portfolio). At March 31, 2002, the carrying value of the Company's MBS portfolio totaled $196.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at March 31, 2002 and March 31, 2001." All of the Company's MBS are insured or guaranteed by either the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

Investments in MBS involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

The Company's $62.8 million CMO portfolio consists principally of adjustable rate securities tied to the one month LIBOR ($14.6 million) or the Prime rate ($47.9 million). The adjustment intervals for these securities are generally monthly. All of the Company's CMO are backed by mortgages insured by FNMA or FHLMC. As with MBS, CMO involve a risk that actual levels of prepayments will require an adjustment to the amortization of premium or accretion of discounts on the security with an impact on the yield on the security. Additionally, the structure of many CMO is such that their cash flows exhibit greater sensitivity to changes in prepayments than do traditional MBS.

The following table sets forth certain information regarding the carrying and fair values of the Company's mortgage-backed securities at the dates indicated.
	At March 31,
	2002		2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$ 20,450	20,450	12,221	12,221	14,879	14,879
FHLMC	45,717	45,717	83,851	83,851	111,830	111,830
FNMA	130,413	130,413	206,892	206,892	254,568	254,568
Total available-for-sale	$ 196,580	196,580	302,964	302,964	381,277	381,277

The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities at the dates indicated.
	At March 31,
	2002		2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)

Held-to-maturity:
U.S. government and federal agency obligations	$ 703	703	702	772	701	719
Total held-to-maturity	703	703	702	772	701	719

Available-for-sale:
Corporate debt securities	55,236	55,236	51,808	51,808	48,315	48,315
Equity securities: Direct (1)	5,440	5,440	4,900	4,900	3,770	3,770
Mutual funds	33,144	33,144	2,429	2,429	1,663	1,663
U.S. government and federal agency obligations	-	-	-	-	34,062	34,062
Total available-for-sale	93,820	93,820	59,137	59,137	87,810	87,810

Total	$ 94,523	94,523	59,839	59,909	88,511	88,529
(1) The Bancorp's direct equity investments include $2.3 million managed by the Bank's trust department.

The following table sets forth certain information regarding the carrying and fair values of the Company's collateralized mortgage obligations at the dates indicated.
	At March 31,
	2002		2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available-for-sale:
Collateralized mortgage obligations:
FHLMC	$ 43,928	43,928	57,236	57,236	58,254	58,254
FNMA	18,850	18,850	25,079	25,079	27,399	27,399
Total	$ 62,778	62,778	82,315	82,315	85,653	85,653

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed securities, investment securities and collateralized mortgage obligations as of March 31, 2002. The table presented represents stated maturities and does not reflect scheduled principal payments.

	At March 31, 2002
	One Year or less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Available-for-sale:
GNMA	$ -	-%	$ 30	9.00%	$ -	-%	$ 20,420	5.60%	$ 20,450	5.60%
FHLMC	4,537	5.91	10,443	6.23	368	9.21	30,369	5.86	45,717	5.98
FNMA	4,598	6.11	36,946	6.23	10,969	7.19	77,900	6.17	130,413	6.27
Total mortgage-backed securities	$ 9,135	6.01%	$ 47,419	6.23%	$ 11,337	7.26%	$ 128,689	6.01%	$ 196,580	6.13%

Investment securities:
Held-to-maturity:
U.S. government and Federal agency Obligations	$ -	-%	$ 703	6.73%	$ -	-%	$ -	-%	$ 703	6.73%
Total held-to-maturity	-	-	703	6.73	-	-	-	-	703	6.73
Available-for-sale:
Corporate debt securities	-	-	-	-	-	-	55,236	3.56	55,236	3.56
Equity securities:
Direct (1)	-	-	-	-	-	-	5,440	16.00	5,440	16.00
Mutual funds	-	-	-	-	-	-	33,144	5.92	33,144	5.92
Total available-for-sale	-	-	-	-	-	-	93,820	4.19	93,820	4.19
Total investment securities	$ -	-%	$ 703	6.73%	$ -	-%	$ 93,820	4.19%	$ 94,523	4.21%

Collateralized mortgage obligations:
Available-for-sale:
FHLMC	$ -	-%	$ -	-%	$ -	-%	$ 43,928	3.12%	$ 43,928	3.12%
FNMA	-	-	-	-	-	-	18,850	3.13	18,850	3.13
Total collateralized mortgage obligations	$ -	-%	$ -	-%	$ -	-%	$ 62,778	3.12%	$ 62,778	3.12%
(1) "Yield" derived from unrealized change in market value of equity securities is not included in totals for purposes of the calculation of weighted average yield on the portfolio here or on average balance sheets in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sources of Funds

General. The Bank's funds for lending, investing and other general purposes are deposits, loan and securities repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW and other demand accounts, money market savings accounts (collectively "core deposits") and certificate accounts. The terms of the fixed-rate certificate accounts offered by the Bank vary from 90 days to five years. Offering rates are established by the Bank on a weekly basis. Once an account is established, no additional amounts are permitted to be deposited in fixed-rate accounts. The Bank presently offers variable rate certificates whose rates are indexed to the one year CMT. Additions are permitted prior to maturity for certain of the Bank's variable rate accounts. The Bank also offers a 12 month step-up certificate account that permits additions and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. At March 31, 2002, the Bank had $948.7 million of certificate accounts maturing in less than one year. The Bank expects to retain a substantial portion of these maturing dollars. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended March 31,
	2002	2001	2000
	(Dollars in thousands)
Net deposits (withdrawals)	$ 76,898	22,662	16,047
Sale of branch deposits	-	-	(45,859)
Interest credited on deposit accounts	70,805	92,065	92,808
Total increase in deposit accounts	$ 147,703	114,727	62,996

At March 31, 2002, the Bank had $408.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$ 177,364	3.80%
Over three through six months	105,051	4.09
Over six through 12 months	71,456	3.49
Over 12 months	54,863	5.05
Total	$ 408,734	3.99

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended March 31,
	2002			2001			2000
	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield
	(Dollars in thousands)

Passbook accounts	$ 124,855	6.0%	1.32%	$ 128,955	6.6%	2.14%	$ 141,103	7.6%	2.24%
Money market savings accounts	446,821	21.7	3.12	385,973	20.0	4.84	401,394	21.6	4.39
NOW accounts	216,269	10.5	1.34	155,739	8.1	1.25	141,708	7.7	0.96
Non-interest bearing accounts	100,894	4.9	-	83,325	4.3	-	71,044	3.8	-
Total core deposits	888,839	43.1	2.08	753,992	39.0	3.10	755,249	40.7	2.93

Certificate accounts:
Variable-rate certificates of deposit	18,062	0.9	4.28	23,354	1.2	5.74	30,790	1.6	4.93
Step-up certificates of deposit	49,928	2.4	4.77	43,453	2.3	5.71	55,206	3.0	4.75
Less than 6 months	109,464	5.3	3.50	82,876	4.3	5.93	108,842	5.9	5.76
6 through 11 months	215,121	10.4	4.11	184,211	9.5	5.98	279,592	15.0	5.07
12 though 23 months	603,732	29.3	5.26	665,937	34.5	6.22	458,097	24.7	5.08
24 months through 47 months	119,986	5.8	5.67	126,009	6.5	5.79	98,429	5.3	5.42
48 months or greater	56,937	2.8	5.57	52,604	2.7	5.77	68,356	3.7	5.56
Other	19	0.0	6.49	282	0.0	6.60	1,942	0.1	6.02
Total certificate accounts	1,173,249	56.9	4.90	1,178,726	61.0	6.07	1,101,254	59.3	5.19
Total average deposits	$2,062,088	100.0%	3.69%	$1,932,718	100.0%	4.91%	$1,856,503	100.0%	4.27%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2002.

	Period to Maturity from March 31, 2002						March 31,
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	2002	2001	2000
	(Dollars in thousands)

0.00 to 4.00%	$ 554,711	19,980	2,420	153	1,059	11	578,334	2	287
4.01 to 5.00%	281,598	29,496	7,070	3,159	14,887	260	336,470	84,772	212,182
5.01 to 6.00%	66,920	8,358	8,206	3,834	18,200	80	105,598	366,246	731,502
6.01 to 7.00%	35,012	7,581	3,266	7,172	144	-	53,175	735,145	223,341
7.01 to 8.00%	10,477	481	-	-	-	-	10,958	31,195	27
Total	$ 948,718	65,896	20,962	14,318	34,290	351	1,084,535	1,217,360	1,167,339

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

At March 31, 2002, the Bank had outstanding FHLB advances of $558.0 million at a weighted average cost of 4.16%. The original terms of the FHLB advances outstanding at March 31, 2002, range from 19 days to ten years. The Bank has not utilized reverse repurchase agreements since fiscal 2000 due to the combination of strong deposit inflows and the availability and pricing of FHLB advances. The Bank expects to continue to utilize FHLB advances and to a much lesser degree reverse repurchase agreements as secondary sources of funds to deposit liabilities. FHLB advances are utilized to balance the differential net cash flows arising from loan and deposit activities. In the past, FHLB advances and reverse repurchase agreements were also used as a primary funding vehicle for the Bank's investment in securities. An increase in deposit inflows coupled with the Bank's continued de-emphasis on securities activities has substantially reduced the use of these alternative funding sources.

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

The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.
	At or for the Years Ended March 31,
	2002	2001	2000
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$ 597,173	771,869	792,778
Maximum amount outstanding at any Month-end during the year	655,000	886,000	884,000
Balance outstanding at end of year (1)	558,000	575,000	884,000
Weighted average interest rate during the year	5.01%	6.25	5.63
Weighted average interest rate end of year	4.16	5.98	6.02

Reverse repurchase agreements:
Average balance outstanding	$ -	-	43,750
Maximum amount outstanding at any month-end during the year	-	-	50,000
Balance outstanding at end of year	-	-	-
Weighted average interest rate during the year	-	-	5.87
Weighted average interest rate end of year	-	-	-
(1) Included in the balance of FHLB advances outstanding at March 31, 2002 are putable borrowings of $150.0 million with next put dates ranging from April 23, 2002 to February 12, 2003. The weighted average term to maturity for these putable borrowings is 18 months and the weighted average term to next put date is 3 months.

Subsidiary Activities

Glencrest Investment Advisors, Inc. ("Glencrest"), incorporated in Delaware on January 25, 2002, and commenced operations in April 2002 as a wholly owned subsidiary of the Bancorp. Glencrest will function as a Registered Investment Advisor. It will be engaged in offering investment and asset management services to individuals and institutions such as foundations and endowments, pension plans and charitable organizations.

Pomona Financial Services, Inc. ("PFS"), a California corporation, is a wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporations described below and acts as trustee under deeds of trusts. For the year ended March 31, 2002, PFS had net earnings of $104,000.

PFF Financial Services, Inc. ("PFFFS"), a California corporation, is a wholly owned subsidiary of PFS. Prior to July 1994, PFFFS operated as an agency selling various personal and business insurance policies strictly as an adjunct to the Bank's traditional thrift business. As part of the Bank's strategy to diversify the products and services it offers and restructure its balance sheet, a decision was made to expand the role of PFFFS. In July 1994, PFFFS was authorized to sell fixed annuities to the Bank's customers through the Bank's branches. In August 1995, PFFFS was further authorized to offer variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. In addition, PFFFS is working with vendors of other insurance products, such as auto, home and life insurance, to further expand the products and services offered to the Bank's customers and members of the local community. For the year ended March 31, 2002, PFFFS had net earnings of $262,000.

Diversified Services, Inc. ("DSI"), a California corporation, is a wholly owned subsidiary of PFS. DSI had historically participated as an investor in residential real estate projects. DSI may consider additional real estate activities as market conditions warrant. For the year ended March 31, 2002, DSI had minimal activity and a nominal loss.

Personnel

As of March 31, 2002, the Bank had 508 full-time employees and 116 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. See "Item 11 - Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.

Regulation and Supervision

The Bancorp is regulated as a savings and loan holding company by the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). The Bank, as a federally chartered savings institution, is also subject to federal regulation and oversight by the OTS extending to all aspects of its operations. In addition, the Bank is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law. The Bancorp is also required to file reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

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

Any change in such laws and regulations, whether by the OTS, the FDIC, the Federal Reserve Board (the "FRB"), the SEC or through legislation, could have a material adverse impact on the Bancorp, the Bank and their operations and stockholders.

On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLB Act"). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on the Bancorp and the Bank where relevant, is discussed throughout the regulation section below.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings banks and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations, and does not purport to be a complete description of their effects on the Bank and the Bancorp.

Holding Company Regulation

The Bancorp is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Bancorp is required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Bancorp and any of its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. Unlike bank holding companies, a savings and loan holding company is not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

"Grandfathered" Savings and Loan Holding Company Status. Because the Bancorp acquired the Bank prior to May 4, 1999, the Bancorp is a "grandfathered" unitary savings and loan holding company under the GLB Act. As such, the Bancorp has no restrictions on its business activities, provided the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation -- QTL Test." If, however, the Bancorp is acquired by a non-financial company, the Bancorp will terminate its "grandfathered" unitary savings and loan holding company status, and become subject to certain limitations on the types of business activities in which it could engage.

The Bancorp would also terminate its "grandfathered" status upon any non-supervisory acquisition by the Bancorp of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS. Upon such acquisition, the Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. In addition, no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

The OTS is also prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including the Bancorp, directly or indirectly, from acquiring:

control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

in the case of certain emergency acquisitions approved by the FDIC;

if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

In addition, if the Bank fails the QTL test, the Bancorp must register with the FRB as a bank holding company under the Bank Holding Company Act within one year of the Bank's failure to so qualify.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations are limited to a specified percentage of the institution's capital or assets.

Lending and Investment Powers. The Bank derives its lending and investment powers from the HOLA, and the regulations and policies of the OTS. Under these laws, regulations and policies, the Bank may invest in mortgage loans secured by residential and commercial real estate; commercial, community development, small business and consumer loans; certain types of government-related debt securities; and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank's authority to invest in certain types of loans or other investments is limited by federal law. The Bank may also establish operating subsidiaries that may engage in activities or investments permissible for federal savings banks.

All lending activities are subject to general safety and soundness limits against over-concentration of investments in particular types of assets.

Loans-to-One-Borrower Limitations. Under HOLA, the Bank is generally subject to the same limits on loans-to-one borrower as a national bank. With specified exceptions, the Bank's total loans or extensions of credit to a single borrower cannot exceed 15% of the Bank's unimpaired capital and surplus which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently complies with applicable loans-to-one-borrower limitations.

QTL Test. Under the HOLA, the Bank must comply with the qualified thrift lender, or "QTL" test. Under the QTL test, the Bank is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months of the most recent 12-month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." For purposes of the QTL test, "portfolio assets" means, in general, the Bank's total assets less the sum of:

specified liquid assets up to 20% of total assets;

goodwill and other intangible assets; and

the value of property used to conduct the Bank's business.

The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At March 31, 2002, the Bank met the QTL test, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a bank charter.

Capital Requirements. OTS regulations require the Bank to meet three minimum capital standards:

(1) a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

(2) a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings bank has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System; or if a savings bank does not have the highest composite rating of 1, a leverage ratio requirement of 4% of core capital to the adjusted total assets; and

(3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets.

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk based capital requirement, the Bank must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.

Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

The following table presents the Bank's capital position at March 31, 2002.

	Actual	Required	Excess	Actual Percentage	Required Percentage
	(Dollars in thousands)

Tangible	$ 260,771	45,343	215,428	8.63%	1.50
Core (Leverage)	260,771	120,914	139,857	8.63	4.00
Risk-based	288,757	179,514	109,243	12.87	8.00

As the foregoing table indicates, at March 31, 2002, the Bank met each of its capital requirements.

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of the Bank, to assess the Bank's record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by the Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "satisfactory" CRA rating in its most recent examination.

CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:

lending test, to evaluate the institution's record of making loans in its assessment areas;

an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, the OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The Bank's authority to extend credit to directors, executive officers and 10% shareholders of the Bank and the Bancorp, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors.

Enforcement. The OTS has primary enforcement responsibility over savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices. The FDIC also has the authority to recommend to the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OTS, the FDIC may take action under certain circumstances.

Standards For Safety And Soundness. Under federal law, the OTS has adopted, a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Bank's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank's net income for that year plus the Bank's retained net income for the previous two years. However, a savings bank subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice, unless the specific capital distribution requires an application.

The OTS may disapprove of a notice or application if:

the Bank would be undercapitalized following the distribution;

the proposed capital distribution raises safety and soundness concerns; or

the capital distribution would violate a prohibition contained in any statute, regulation or agreement between the Bank and the
 OTS or the FDIC, or a condition imposed on the Bank in an OTS-approved application or notice.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks. For this purpose, a savings bank would be placed in one of the following four categories based on the association's capital:

well capitalized;

adequately capitalized;

undercapitalized; and

critically undercapitalized.

At March 31, 2002, the Bank met the criteria for being considered "well-capitalized."

When appropriate, the OTS can require corrective action by a savings bank under the "prompt corrective action" provisions of federal law.

Insurance of Deposit Accounts. The Bank is a member of the SAIF and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

The Bank's assessment rate for fiscal 2002 ranged from 1.8 to 1.9 basis points and the premium paid for this period was $368,000 all of which was paid towards the Financing Corporation bonds. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

Under federal law, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of San Francisco, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank is required to acquire and hold shares of capital stock in the FHLB of San Francisco in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500 or 5% of outstanding advances. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of San Francisco at March 31, 2002, of $35.1 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would be affected.

Under the GLB Act, membership in the FHLB System is now voluntary for all federally-chartered savings bank, such as the Bank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 2002 totaled $458,000.

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

Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. section 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Standards. Effective July 1, 2001, financial institutions, including the Bancorp and the Bank, became subject to FDIC regulations implementing the privacy protection provisions of the GLB Act. These regulations require financial institutions to disclose their privacy policy, including identifying with whom they share "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

Trust Activities Regulation. The Bank derives its trust activity powers from Section 5 of the HOLA and the regulations and policies of the OTS. Under these laws, regulations and policies, the trust activities of federal savings banks are governed by both federal laws and state laws. Generally, the scope of trust activities that the Bank can provide will be governed by the laws of the states in which the Bank is "located" (as such term is defined under the regulations of the OTS), while the operations of the Bank are governed by federal laws and regulations. If the trust activities of a federal savings bank are located in more than one state, however, then the scope of fiduciary services the federal savings bank can provide will vary depending on the law of each state.

The Bank through its trust department acts as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of March 31, 2002, the trust department of the Bank maintained approximately $251.6 million in assets under management.

Federal Reserve System
Under regulations of the FRB, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.8 million or less, subject to adjustment by FRB, and an initial reserve of $1.3 million plus 10%, subject to adjustment by FRB between 8% and 14%, against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at an Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets, to the extent the requirement exceeds vault cash.

Federal Securities Law
The Bancorp's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Bancorp is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Other Federal Regulation

 In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.
  Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.
  Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
  Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company reports its income on a fiscal year basis using the accrual method of accounting and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The Company files federal income tax returns on a consolidated basis. The Bank has been audited by the IRS through the 1990 tax year and the California Franchise Tax Board through the 1985 tax year and for the 1993 tax year. The statute of limitations has closed for all tax years for both IRS and California Franchise Tax Board purposes through the 1998 tax year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

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

Pursuant to the Small Business Job Protection Act of 1996 (the "Act"), Congress repealed the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. The Bank changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Act requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Bank does not have applicable excess reserves subject to recapture. However, the Bank's tax bad debt reserve balance of approximately $25.3 million (as of March 31, 2002) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to shareholders that would result in recapture of any portion of its bad debt reserves. These reserves would also be subject to recapture if the Bank fails to qualify as a "bank" for federal income tax purposes.

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

Item 2. Properties.

As of March 31, 2002, PFF Bank & Trust was conducting its business through 24 banking branches, two trust offices (one of which is domiciled in one of the Bank's branch banking buildings), a regional loan center, a satellite loan office, a human resources and training center, plus one executive administrative building and one records center.

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

As of March 31, 2002, the net book value of owned real estate including the branch located on leased land totaled $15.5 million. The net book value of leased offices was $1.9 million. The net book value of furniture, fixtures and electronic data processing equipment was $4.1 million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of PFF Bancorp, Inc. is traded on the New York Stock Exchange under the symbol "PFB." The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of PFF Bancorp, Inc. common stock. As of March 31, 2002, there were approximately 4,427 holders of the common stock of the Company, which includes the approximate number of shares held in street name.

	High	Low	Closing

Year Ended March 31, 2002
First Quarter	$ 25.13	19.25	25.00
Second Quarter	28.85	22.90	27.50
Third Quarter	28.00	22.50	27.70
Fourth Quarter	31.64	25.65	31.20

Year Ended March 31, 2001
First Quarter	$ 18.25	12.25	18.25
Second Quarter	22.50	16.63	21.75
Third Quarter	23.75	15.75	20.88
Fourth Quarter	25.00	19.25	22.94

The Company initiated a cash dividend program on its common stock during the fiscal year ended March 31, 2000. Dividend activity during the fiscal year ended March 31, 2002 was as follows:
		Amount
Record Date	Payment Date	Per share
June 15, 2001	June 29, 2001	$.06
September 15, 2001	September 27, 2001	$.06
December 14, 2001	December 28, 2001	$.08
March 15, 2002	March 29, 2002	$.08

The Company neither paid nor declared any dividends prior to September 1999.

Item 6. Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company and notes thereto - See "Item 8. Financial Statements and Supplementary Data."

	At March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Selected Balance Sheet Data:

Total assets	$3,042,932	2,886,431	3,034,023	2,935,980	2,812,384
Investment securities held-to- maturity	703	702	701	709	714
Investment securities available-for- sale	93,820	59,137	87,810	82,387	92,908
Mortgage-backed securities held- to-maturity	-	-	-	556	1,373
Mortgage-backed securities available-for-sale	196,580	302,964	381,277	525,560	481,620
Collateralized mortgage obligations available-for-sale	62,778	82,315	85,653	102,700	223,502
Trading securities	2,334	2,375	4,318	4,271	-
Investment in real estate	-	-	4,928	6,371	731
Loans held for sale	106	583	7,362	3,531	701
Loans receivable, net(1)	2,494,667	2,285,307	2,326,702	2,026,081	1,827,614
Deposits	2,168,964	2,021,261	1,906,534	1,843,538	1,740,824
FHLB advances and other borrowings	558,000	575,000	884,000	814,000	785,886
Stockholders' equity, substantially restricted	284,077	257,998	221,831	242,665	254,278
			(continued on next page)

	For the Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)

Selected Operating Data:

Interest income	$ 215,731	239,949	214,952	206,579	191,284
Interest expense	104,624	143,471	126,539	130,356	118,517
Net interest income	111,107	96,478	88,413	76,223	72,767
Provision for loan losses	5,000	5,004	4,000	4,020	7,099
Net interest income after provision for loan losses	106,107	91,474	84,413	72,203	65,668
Non-interest income	17,043	14,319	17,628	15,924	14,364
Non-interest expense:
General and administrative expense	62,127	57,066	55,506	54,960	51,560
Foreclosed real estate operations, net	(102)	(324)	(278)	(45)	473
Total non-interest expense	62,025	56,742	55,228	54,915	52,033
Earnings before income taxes	61,125	49,051	46,813	33,212	27,999
Income taxes	25,761	20,791	20,215	14,208	12,019
Net earnings	$ 35,364	28,260	26,598	19,004	15,980
Basic earnings per share	$ 3.01	2.42	2.20	1.37	1.00
Diluted earnings per share	$ 2.69	2.20	2.02	1.29	0.95
(continued on next page)

	At or for the Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Performance Ratios (2):
Return on average assets	1.19%	0.95	0.90	0.64	0.60
Return on average equity	12.80	11.81	11.91	7.92	6.07
Average equity to average assets	9.28	8.04	7.54	8.08	9.87
Equity to total assets at end of period	9.34	8.94	7.31	8.27	9.04
Net interest spread (3)	3.51	2.93	2.81	2.46	2.40
Effective interest spread (4)	3.83	3.31	3.09	2.70	2.82
Average interest-earning assets to average interest-bearing liabilities	108.91	107.72	106.22	105.16	108.98
Efficiency ratio (5)	48.48	51.51	52.34	59.64	59.18
General and administrative expense to average assets	2.09	1.92	1.87	1.85	1.93
Regulatory Capital Ratios (2)(6):
Tangible capital	8.63	8.28	6.77	6.95	7.10
Core capital	8.63	8.28	6.77	6.95	7.10
Risk-based capital	12.87	12.72	11.00	12.52	14.17
Asset Quality Ratios (2):
Non-performing loans as a percent of gross loans receivable (7)	0.16	0.45	0.21	0.50	0.88
Non-performing assets as a percent of total assets (7)	0.16	0.41	0.23	0.56	0.88
Allowance for loan losses as a percent of gross loans receivable	1.11	1.22	1.09	1.18	1.33
Allowance for loan losses as a percent of non-performing loans (7)	697.80	270.20	512.96	237.56	151.27
Number of full-service customer facilities	24	24	23	24	23
Loan originations	$1,433,821	1,049,535	1,268,324	987,604	557,428
(1) The allowances for loan losses at March 31, 2002, 2001, 2000, 1999, and 1998 were $31.4 million $31.0 million, $27.8 million, $26.2 million, and $26.0 million, respectively.
(2) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. Performance Ratios are based on average daily balances during the indicated periods.
(3) Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Effective interest spread represents net interest income as a percent of average interest-earning assets. Efficiency ratio represents general and administrative expense as a percent of net interest income plus non-interest income.
(6) For definitions and further information relating to the Bank's regulatory capital requirements, see "Regulation - Federal Savings Institution Regulation - Capital Requirements."
(7) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. It is the Bank's policy to cease accruing interest on loans 90 days or more past due. See "Business of the Bank - Non-Accrual and Past Due Loans" and "Real Estate."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the financial statements:
Allowance for losses on loans and real estate. For further information, see "Item 1 - Lending Activities - Allowance for Loan Losses" and "Note 5 to the Consolidated Financial Statements."

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

The Company's Asset/Liability Committee ("ALCO") is responsible for implementing the interest rate risk policies designed to manage its interest rate risk exposure. The Board of Directors approves acceptable interest rate risk levels designed to provide sufficient net interest income and net present value of shareholders' equity ("NPV") assuming specified changes in interest rates. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.

One measure of the Company's exposure to interest rate risk is shown in the following table which sets forth the repricing frequency of its major assets and liabilities as of March 31, 2002. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, and the scheduled principal payments and estimated prepayments. Repricing of liabilities are based upon the contractual maturities, estimated decay rates for core deposits, and the earliest repricing opportunity for variable and floating rate instruments. The Company also had $150.0 million of putable FHLB advances on the balance sheet as of March 31, 2002 that are assumed to reprice at maturity. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used, or if actual experience differed from that assumed.

	March 31, 2002
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 12 Months	More than 12 Months to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total	Fair Value
	(Dollars in thousands)
Interest-earning assets:
Cash, investment securities, collateralized mortgage obligations and FHLB stock (1)	$ 211,224	223	425	1,209	832	86,926	300,839	300,839
Loans and mortgage-backed securities: (1)
Mortgage-backed securities	29,011	29,583	46,472	61,646	11,784	18,084	196,580	196,580
Loans receivable, net	1,179,865	305,055	299,620	484,718	174,463	50,946	2,494,667	2,495,737
Total loans and mortgage-backed securities	1,208,876	334,638	346,092	546,364	186,247	69,030	2,691,247	2,692,317
Total interest-earning assets	1,420,100	334,861	346,517	547,573	187,079	155,956	2,992,086	2,993,156
Non-interest earning assets	-	-	-	-	-	50,846	50,846	50,846
Total assets	$ 1,420,100	334,861	346,517	547,573	187,079	206,802	3,042,932	3,044,002

Interest-bearing liabilities:
Fixed maturity deposits	$ 495,485	242,980	211,298	85,813	48,604	355	1,084,535	1,093,179
Core deposits (2)	271,401	271,401	541,627	-	-	-	1,084,429	1,084,429
Total deposits	766,886	514,381	752,925	85,813	48,604	355	2,168,964	2,177,608
Borrowings (3)	200,000	85,000	85,000	188,000	-	-	558,000	563,527
Total interest-bearing liabilities	966,886	599,381	837,925	273,813	48,604	355	2,726,964	2,741,135
Non-interest bearing liabilities	-	-	-	-	-	31,891	31,891	31,891
Equity	-	-	-	-	-	284,077	284,077	284,077
Total liabilities and stockholders' equity	$ 966,886	599,381	837,925	273,813	48,604	316,323	3,042,932	3,057,103
Interest sensitivity gap	$ 453,214	(264,520)	(491,408)	273,760	138,475	(109,521)	-
Cumulative interest sensitivity gap	453,214	188,694	(302,714)	(28,954)	109,521	-	-
Cumulative interest sensitivity gap as a percentage of total assets	14.89%	6.20	(9.95)	(0.95)	3.60	-
Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities	146.87	112.05	87.41	98.92	104.02	109.72
(1)Based upon contractual maturities, repricing date and forecasted principal payments assuming normal amortization and, where applicable prepayments.
(2)Assumes 100% of rate paying core deposits are subject to repricing in year one.
(3)Putable borrowings are presented based upon their contractual maturity date.

The Company's one year GAP at March 31, 2002, was negative 9.95% (i.e., more interest bearing liabilities reprice within one year than interest-earning assets); this compares with negative 10.08% at March 31, 2001.

A GAP table is limited to measuring the timing risk and does not reflect the impact of customer options or basis risk. To better measure the Company's exposure to these and other components of interest rate risk, management relies on an internally maintained, externally supported asset/liability simulation model.

The Company forecasts its net interest income for the next twelve months, and its NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this "base case" has been established, the Company subjects its balance sheet to instantaneous and sustained rate changes of 100 and 200 basis points to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. The model then re-forecasts net interest income and NPV. The tables below indicate the results of the Company's internal modeling of its balance sheet as of March 31, 2002 and 2001. The internal calculation of the Company's sensitivity to interest rate changes would vary substantially if different assumptions were used, or if the Company's response to changes in interest rates included changes in the structure of its balance sheet.

March 31, 2002
	Percentage Change
Change in Interest Rates (in basis points)	Net Interest Income (1)	Net Portfolio Value (2)
200	0.38%	0.29
100	(0.03)	0.23
(100)	0.03	(0.51)
(1) This percentage change represents the impact to net interest income for the period from April 1, 2002 through March 31, 2003 assuming the Company does not change the structure of its balance sheet.
(2) This percentage represents the NPV of the Company assuming no changes to the balance sheet.

The results from the asset/liability simulation model indicate that the Company's net interest income would remain relatively stable under modest rate shocks in either direction.

The substantial reductions in the indices, particularly Prime, to which many of the Company's adjustable rate loans are tied, has resulted in many of the Company's most rate sensitive assets falling below rate floors. For yields on these assets to benefit from rate movements, rates would need to increase by more than 100 basis points. The rate reductions during fiscal 2002 also accelerated ARM loan prepayments throughout the year. The Company replenished its one-to-four family residential mortgage portfolio primarily with new originations and purchases of 3/1 and 5/1 hybrid loans that are not expected to experience significant prepayment activity or rate adjustments during the next twelve months.

The OTS produces an analysis of the Bank's interest rate risk using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports. The results of the OTS model may vary from the Bank's internal model primarily due to differences between assumptions utilized in the Bank's internal model and the OTS model, including estimated loan market rates, prepayment rates, reinvestment rates and deposit decay rates. As of March 31, 2002, the Bank's sensitivity measure, as calculated by the OTS, was a negative 1.39%. This represents a decrease in sensitivity of 41 basis points from the March 31, 2001 results.

Average Balance Sheets

The following table sets forth certain information relating to the Company for the years ended March 31, 2002, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees that are considered adjustments to yields.

	Year Ended March 31,
	2002			2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 55,504	$ 1,385	2.50%	$ 32,979	$ 2,011	6.10%	$ 35,688	$ 1,656	4.64%
Investment securities, net	94,802	5,241	5.53	88,290	6,386	7.23	92,208	5,935	6.44
Mortgage-backed securities, net	246,814	15,610	6.32	338,956	22,274	6.57	437,549	27,910	6.38
Collateralized mortgage obligations, net	72,486	3,214	4.43	86,267	6,393	7.41	92,637	5,893	6.36
Loans receivable, net	2,393,264	188,131	7.86	2,323,919	199,511	8.59	2,162,492	171,242	7.92
FHLB stock	36,039	2,150	5.97	46,094	3,374	7.32	43,752	2,316	5.29
Total interest-earning assets	2,898,909	215,731	7.44	2,916,505	239,949	8.23	2,864,326	214,952	7.50
Non-interest-earning assets	77,542			59,426			98,750
Total assets	$2,976,451			$2,975,931			$2,963,076

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Passbook accounts	$ 124,855	1,646	1.32	$ 128,955	2,756	2.14	$ 141,103	3,156	2.24
Money market savings accounts	446,821	13,938	3.12	385,973	18,684	4.84	401,394	17,649	4.40
NOW and other demand deposit accounts	317,163	2,900	0.91	239,064	1,957	0.82	212,752	1,366	0.64
Certificate accounts	1,173,249	57,531	4.90	1,178,726	71,592	6.07	1,101,254	57,149	5.19
Total	2,062,088	76,015	3.69	1,932,718	94,989	4.91	1,856,503	79,320	4.27
FHLB advances and other borrowings	599,749	28,609	4.77	774,750	48,482	6.26	840,091	47,219	5.62
Total interest-bearing liabilities	2,661,837	104,624	3.93	2,707,468	143,471	5.30	2,696,594	126,539	4.69
Non-interest-bearing liabilities	38,275			29,215			43,157
Total liabilities	2,700,112			2,736,683			2,739,751
Stockholders' equity	276,339			239,248			223,325
Total liabilities and stockholders' equity	$2,976,451			$2,975,931			$2,963,076
Net interest income		$ 111,107			$ 96,478			$ 88,413
Net interest spread			3.51			2.93			2.81
Effective interest spread			3.83			3.31			3.09
Ratio of interest-earning assets to interest- bearing liabilities	108.91%			107.72%			106.22%

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

	Year Ended March 31, 2002 Compared to Year Ended March 31, 2001				Year Ended March 31, 2001 Compared to Year Ended March 31, 2000
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ 1,374	(1,189)	(811)	(626)	(126)	520	(39)	355
Investment securities, net	471	(1,502)	(114)	(1,145)	(252)	731	(28)	451
Mortgage-backed securities, net	(6,054)	(832)	222	(6,664)	(6,290)	837	(183)	(5,636)
Collateralized mortgage obligations, net	(1,021)	(2,567)	409	(3,179)	(405)	973	(68)	500
Loans receivable, net	5,957	(16,945)	(392)	(11,380)	12,785	14,383	1,101	28,269
FHLB stock	(736)	(624)	136	(1,224)	124	888	46	1,058
Total interest-earning assets	(9)	(23,659)	(550)	(24,218)	5,836	18,332	829	24,997

Interest-bearing liabilities:
Passbook accounts	(88)	(1,060)	38	(1,110)	(272)	(145)	17	(400)
Money market savings accounts	2,945	(6,641)	(1,050)	(4,746)	(679)	1,769	(55)	1,035
NOW and other demand deposit accounts	640	226	77	943	168	380	43	591
Certificate accounts	(332)	(13,749)	20	(14,061)	4,021	9,732	690	14,443
FHLB advances and other borrowings	(10,955)	(11,543)	2,625	(19,873)	(3,672)	5,358	(423)	1,263
Total interest-bearing liabilities	(7,790)	(32,767)	1,710	(38,847)	(434)	17,094	272	16,932
Change in net interest income	$ 7,781	9,108	(2,260)	14,629	6,270	1,238	557	8,065

Comparison of Operating Results for the Years Ended March 31, 2002 and March 31, 2001

General

Net earnings rose $7.1 million or 25 percent from $28.3 million for fiscal 2001 to $35.4 million for fiscal 2002. The improvement in operating results between fiscal 2001 and 2002 was attributable principally to a $14.6 million or 15 percent increase in net interest income from $96.5 million for fiscal 2001 to $111.1 million for fiscal 2002. The increase in net interest income was driven by a 58 basis point expansion in net interest spread from 2.93% for fiscal 2001 to 3.51% for fiscal 2002. Total non-interest income increased $2.7 million or 19 percent and total non-interest expense increased $5.3 million or 9 percent between fiscal 2001 and 2002.

Interest Income

Interest income decreased $24.2 million from $239.9 million for fiscal 2001 to $215.7 million for fiscal 2002 attributable principally to a 79 basis point decrease in yield on average interest-earning assets from 8.23% for fiscal 2001 to 7.44% for fiscal 2002. The decrease in average yield on interest-earning assets was caused by the dramatically lower interest rate environment during fiscal 2002 compared to fiscal 2001. Average interest-earning assets remained relatively stable between fiscal 2001 ($2.92 billion) and 2002 ($2.90 billion).

The average yield on loans receivable, net decreased 73 basis points from 8.59% for fiscal 2001 to 7.86% for fiscal 2002. Approximately 89 percent of the Company's loans are adjustable rate in nature. This excludes an additional $731.8 million or 26 percent of the portfolio that is in hybrid ARMs. Given the repricing profile of the loan portfolio, its yield will be directionally consistent with changes in the general level of interest rates.

The dramatically lower interest rate environment during fiscal 2002 also contributed to a significant increase in the turnover of the loan portfolio. This turnover created an additional downward bias to the yield on the loan portfolio as older, higher yielding loans were replaced by originated or purchased loans at lower market rates. Loan principal repayments increased $524.4 million from $1.05 billion for fiscal 2001 to $1.57 billion for fiscal 2002. Loan originations increased $384.3 million from $1.05 billion for fiscal 2001 to $1.43 billion for fiscal 2002. In response to the higher level of loan repayments, loan purchases were increased $396.4 million from $18.9 million during fiscal 2001 to $415.3 million for fiscal 2002.

Continued emphasis on the Four-Cs mitigated some of the interest rate environment driven downward movement in the yield on the loan portfolio. The Four-Cs increased $158.8 million during fiscal 2002 to $1.05 billion or 42 percent of loans receivable, net at March 31, 2002 from $888.0 million or 39 percent of loans receivable, net at March 31, 2001. Originations of the Four-Cs totaled $1.19 billion or 83 percent of total originations for fiscal 2002 compared to $969.3 million or 92 percent of total originations for fiscal 2001.

The average yield on securities decreased from 6.82% for fiscal 2001 to 5.81% for fiscal 2002. The decrease in average yield on securities was attributable primarily to the decrease in the general level of interest rates. The one-year CMT index to which 28% of the Company's securities portfolio is tied averaged 2.91% during fiscal 2002 compared to 5.71% during fiscal 2001. Three month LIBOR, to which 13% of the Company's securities portfolio is tied averaged 2.82% during fiscal 2002 compared to 6.30% during fiscal 2001. The prime rate, to which 13% of the Company's securities portfolio is tied averaged 5.95% during fiscal 2002 compared to 9.22% during fiscal 2001.

While total average interest-earnings assets remained little changed between fiscal 2001 and fiscal 2002, the average balance of loans receivable, net increased $69.3 million from $2.32 billion to $2.39 billion and the aggregate average balance of securities decreased $99.4 million from $513.5 million to $414.1 million. For the past several years, the Company's strategy has emphasized growth in loans and deposits with a corresponding de-emphasis on wholesale leverage (securities funded with FHLB advances and other borrowings). This strategy was undertaken in connection with the Company's focus on enhancing its net interest spread and earnings stream by achieving an asset base comprised to a greater extent by the Four-Cs and a liability base comprised to a greater extent by core deposits. Strong loan origination volumes of the Four-Cs have provided an investment alternative for the Company which is preferential to securities, and is consistent with its long term strategic objectives. Between fiscal 2001 and 2002, the proportion of total average interest-earning assets comprised by loans receivable increased from 80 percent for fiscal 2001 to 83 percent for fiscal 2002. Concurrently, the proportion of total average interest-bearing liabilities comprised by deposits increased from 71 percent for fiscal 2001 to 77 percent for fiscal 2002.

Interest Expense

Interest expense decreased $38.8 million from $143.5 million for fiscal 2001 to $104.6 million for fiscal 2002. The decrease was attributable principally to a 137 basis point decrease in the average cost of interest-bearing liabilities from 5.30% for fiscal 2001 to 3.93% for fiscal 2002.

The average cost of deposits decreased 122 basis points from 4.91% for fiscal 2001 to 3.69% for fiscal 2002. The average cost of CDs decreased 117 basis points from 6.07% for fiscal 2001 to 4.90% for fiscal 2002 and the average cost of core deposits decreased 102 basis points from 3.10% for fiscal 2001 to 2.08% for fiscal 2002. Contributing to the decrease in the average cost of deposits was an increase in the proportion of the portfolio comprised by core deposits. The average balance of core deposits grew by $134.8 million from $754.0 million for fiscal 2001 to $888.8 million for fiscal 2002. At March 31, 2002, core deposits totaled $1.08 billion or 50 percent of total deposits compared to $803.9 million or 40 percent of total deposits one year earlier. The average cost of FHLB advances and other borrowings decreased from 6.26% for fiscal 2001 to 4.77% for fiscal 2002.

Average interest-bearing liabilities decreased $45.6 million from $2.71 billion for fiscal 2001 to $2.66 billion for fiscal 2002. The decrease in average interest-bearing liabilities was attributable to a $175.0 million decrease in the average balance of FHLB advances and other borrowings from $774.8 million for fiscal 2001 to $599.7 million for fiscal 2002. The average balance of total deposits increased $129.4 million from $1.93 billion for fiscal 2001 to $2.06 billion for fiscal 2002.

Provision for Loan Losses

Provision for loan losses was $5.0 million for fiscal 2001 and 2002. Non-accrual loans were $4.5 million or 0.16% of gross loans receivable at March 31, 2002 compared to $11.5 million or 0.45% of gross loans receivable at March 31, 2001. Non-accrual loans at March 31, 2001 included a $3.0 million loan on the 296 residential home development in Castaic, California. During fiscal 2001, this $3.0 million loan was determined to be impaired and an allowance for loss was established for the full amount of the loan. During fiscal 2002, this loan was charged off, reducing total non-accrual loans and the total allowance for loan losses by $3.0 million. As a result, the allowance for loan losses was little changed between March 31, 2001 ($31.0 million) and March 31, 2002 ($31.4 million).

Growth in the loan portfolio reduced the ratio of allowance for loan losses to gross loans receivable from 1.22% at March 31, 2001 to 1.11% at March 31, 2002. Had the $3.0 million Castaic loan been charged off at March 31, 2001, it would have reduced the ratio of allowance for loan losses to gross loans at that time to 1.10%, a level that would have been very comparable to the March 31, 2002 ratio of 1.11%.

In determining the adequacy of the allowance for loan losses, consideration is given to levels and trends in the following factors: 1) the volume and composition of non-accrual loans; 2) the volume, severity and composition of classified assets; 3) changes in the composition of the loan portfolio by type and by collateral. Each of these factors is discussed more fully below.

Between March 31, 2001 and 2002, the volume of non-accrual loans decreased by $7.0 million (including the $3.0 million reduction attributable to the charging off of the Castaic loan). The $4.5 million of non-accrual loans at March 31, 2002 includes $3.0 million of loans secured by one-to-four family residential mortgages and $1.4 million of Four-Cs loans.

Total classified assets increased from $62.1 million at March 31, 2001 to $74.9 million at March 31, 2002. The March 31, 2002 balance includes a loan in the amount of $18.2 million to a business equipment leasing company. This loan was discussed more fully under "Lending Activities-Delinquencies and Classified Assets." Total classified assets at March 31, 2001 and 2002 also include loans on the Castaic project aggregating $39.0 million and $29.7 million, respectively.

Between March 31, 2001 and 2002, the disbursed balance of the Four-Cs increased by $158.8 million. This increased the proportion of loans receivable, net comprised by the Four-Cs from 39 percent to 42 percent. It also contributed to an increase in the Company's average loan size from $130,000 at March 31, 2001 to $155,000 at March 31, 2002. For a discussion of the larger credits under each loan type, see "Lending Activities."

While the level of non-accrual loans decreased between March 31, 2001 and 2002, the allowance for loan losses was maintained at its current level based upon the following: 1) the increase in the level and individual credit exposure of classified assets; 2) the shift in the composition of the loan portfolio away from one to four family residential mortgages to the Four-Cs.

Non-Interest Income

Non-interest income increased from $14.3 million for fiscal 2001 to $17.0 million for fiscal 2002. Deposit and related fees were $9.4 million for fiscal 2002 compared to $9.0 million for fiscal 2001. The increase in deposit and related fees reflects the additional fee opportunities associated with the growth in core deposits. Trust fees were $2.1 million for fiscal 2002 compared to $1.8 million for fiscal 2001. Assets under management or custody increased from $239.3 million at March 31, 2001 to $251.6 million at March 31, 2002. Trust fees for fiscal 2001 are net of a $291,000 non-recurring downward adjustment of fees. Loan and servicing fees increased from $3.9 million for fiscal 2001 to $5.0 million for fiscal 2002 due principally to the much higher volume of loan payoff activity noted earlier. The net loss from trading activity was $107,000 for fiscal 2002 compared to $1.5 million for fiscal 2001. The reduction in net loss from trading activities between fiscal 2001 and 2002 was due, in part, to the direction and magnitude of changes in the equity markets. The better performance during fiscal 2002 was also attributable to a change in personnel and portfolio management philosophy.

Non-Interest Expense

Non-interest expense increased from $56.7 million for fiscal 2001 to $62.0 million for fiscal 2002. General and administrative expense increased $5.1 million from $57.1 million or 1.92% of average assets for fiscal 2001 to $62.1 million or 2.09% of average assets for fiscal 2002. Compensation and benefits accounted for $4.0 million of the increase in general and administrative expense. A portion of the increase in compensation and benefits expense from $30.3 million for fiscal 2001 to $34.3 million for fiscal 2002 reflects the hiring of experienced personnel to generate and support the higher volumes of Four-Cs and core deposits. The improvement in the efficiency ratio from 51.51% for fiscal 2001 to 48.48% for fiscal 2002 reflects the positive relationships being achieved between revenue growth and the costs associated with properly supporting that growth. Included in compensation and benefits expense for fiscal 2002 and fiscal 2001, respectively are non-cash charges of $5.7 million and $5.8 million associated with the Bank's ESOP and 1996 Incentive Plan. The stock awarded under the 1996 Incentive Plan vested over a five-year period ending October 2001. Accordingly, the non-cash charge to expense associated with the 1996 Incentive Plan will decrease from the $1.4 million that was recorded during fiscal 2002 to zero for fiscal 2003. The allocation of shares under the Bank's ESOP will continue in generally equal installments through fiscal 2006. The amount charged to expense under the ESOP will move upward or downward with changes in the market price of the Company's common stock. ESOP expense for fiscal 2002 was $4.3 million.

Also contributing to the increase in compensation and benefits expense was a decrease in pension income from $979,000 for fiscal 2001 to $317,000 for fiscal 2002 applicable to the Bank's frozen defined benefit pension plan (the "Plan"). The decrease in pension income reflects a significant reduction in the value of Plan assets, the majority of which had been invested in equity securities. As of March 31, 2002, the market value of Plan assets was $19.5 million, compared to $23.8 million at March 31, 2001. As of March 31, 2002, the projected Plan benefit obligation was $21.2 million compared to $19.9 million at March 31, 2001. As a result, included in accumulated other comprehensive loss as of March 31, 2002 is $5.1 million applicable to the March 31, 2002 shortfall between Plan assets and liabilities. The Company has moved a substantial portion of Plan assets into fixed income investments under an investment immunization program. This strategy is expected to significantly reduce the future earnings and asset/liability value mismatch volatility arising from the Plan.

The increase in marketing and professional services expense from $6.3 million for fiscal 2001 to $7.0 million for fiscal 2002 was attributable, in part, to an increase in expenditures associated with increased marketing efforts directed toward the Hispanic segments of the communities served by the Bank. Hispanic marketing expenditures for fiscal 2002 and 2001 were $906,000 and $707,000, respectively.

Approximately $599,000 of the increase in general and administrative expense between fiscal 2001 and 2002 was attributable to the Bank's opening of its twenty-fourth full service branch in La Quinta, California in February 2001. The Bank expects to continue to expand its retail delivery network through de novo branching with at least two new branches expected to be opened during fiscal 2003.

Income Taxes

Income Taxes were $25.8 million for fiscal 2002 compared to $20.8 million for fiscal 2001. The effective income tax rate was 42.1% for fiscal 2002 compared to 42.4% for fiscal 2001.

Comparison of Financial Condition at March 31, 2002 and March 31, 2001

Total assets increased $156.5 million from $2.89 billion at March 31, 2001 to $3.04 billion at March 31, 2002. Reflecting the Company's strategy of increasing the loan orientation of its asset base, loans receivable, net increased $209.4 million from $2.29 billion at March 31, 2001 to $2.49 billion at March 31, 2002, while securities decreased $91.2 million from $445.1 million at March 31, 2001 to $353.9 million at March 2002. Cash and cash equivalents increased $54.4 million from $51.5 million at March 31, 2001 to $106.0 million at March 31, 2002 as a result of very strong deposit inflows during fiscal 2002, particularly during the quarter ended March 31, 2002.

Total liabilities increased $130.4 million from $2.63 billion March 31, 2001 to $2.76 billion at March 31, 2002. Total deposits increased $147.7 million from $2.02 billion at March 31, 2001 to $2.17 billion at March 31, 2002. The Bank's emphasis on growing the lower cost, more stable segments of its deposit portfolio is reflected in a core deposit increase of $280.5 million from $803.9 million or 40 percent of total deposits at March 31, 2001 to $1.08 billion or 50 percent of total deposits at March 31, 2002. FHLB advances decreased $17.0 million from $575.0 million at March 31, 2001 to $558.0 million at March 31, 2002.

Total stockholders' equity increased $26.1 million from $258.0 million at March 31, 2001 to $284.1 million at March 31, 2002. The $26.1 million increase is comprised principally of a $23.4 million increase in retained earnings, substantially restricted, a $3.6 million increase in additional paid-in-capital, a $3.2 million decrease in unearned stock-based compensation and a $4.2 million increase in accumulated other comprehensive loss.

The $23.4 million increase in retained earnings, substantially restricted reflects net earnings of $35.4 million for fiscal 2002 partially offset by: 1) $8.4 million attributable to the amount paid to repurchase 510,100 shares of common stock in excess of the original issuance price of the stock. The 510,100 shares of common stock were repurchased at a weighted average price of $26.53 per share; and 2) $3.5 million of cash dividends declared during fiscal 2002. Cash dividends of $.06 per share were declared and paid during the first two quarters of fiscal 2002. The cash dividend was increased to $.08 per share for the last two quarters of the fiscal year.

The $3.6 million increase in additional paid-in-capital was attributable to: 1) a $6.2 million increase representing the amounts paid by directors and officers to exercise stock options granted to them under the 1996 Incentive Plan along with the tax benefit to the Company arising therefrom. During fiscal 2002 options to purchase 374,547 shares of the Company's common stock were exercised at a weighted average exercise price of $26.52 per share; 2) a $2.5 million increase attributable to amortization of shares under the 1996 Incentive Plan; and 3) a $5.1 million reduction representing the removal from additional paid in capital of the March 1996 original purchase price of the shares that were repurchased during fiscal 2002.

The $3.2 million decrease in unearned stock-based compensation was attributable to the amortization of shares under the Company's ESOP ($1.8 million) and 1996 Incentive Plan ($1.4 million).

The $4.2 million increase in other comprehensive loss was comprised principally of a $5.1 million minimum pension liability adjustment arising from the shortfall of $1.7 million between frozen defined benefit pension plan assets and liabilities as of March 31, 2002 compared to a surplus of $3.9 million as of March 31, 2001. The unrealized loss, net of tax on the Company's portfolio of securities available for sale decreased from $2.2 million at March 31, 2001 to $1.3 million at March 31, 2002.

Comparison of Operating Results for the Years Ended March 31, 2001 and March 31, 2000

General

Net earnings increased from $26.6 million for fiscal 2000 to $28.3 million for fiscal 2001. Fiscal 2000 earnings include a $1.5 million pre-tax gain on sale of a branch and a $995,000 impairment writedown of a marketable equity security. Additionally, gain (loss) on trading securities, net went from a $1.7 million gain for fiscal 2000 to a $1.5 million loss for fiscal 2001. Excluding the gain on branch sale, impairment writedown and trading activities, net earnings would have increased from $25.4 million for fiscal 2000 to $29.1 million for fiscal 2001. The improvement in operating results between fiscal 2000 and fiscal 2001 was attributable to an increase in net interest income from $88.4 million for fiscal 2000 to $96.5 million for fiscal 2001 arising from expansion of effective interest spread coupled with growth in average interest-earning assets.

Interest Income

Interest income increased $25.0 million or 12% from $215.0 million for fiscal 2000 to $239.9 million for fiscal 2001. The increase was attributable principally to a 73 basis point increase in yield on average interest-earning assets from 7.50% for fiscal 2000 to 8.23% for fiscal 2001. Average interest-earning assets increased $52.2 million from $2.86 billion for fiscal 2000 to $2.92 billion for fiscal 2001.

The average yield on loans receivable, net increased 67 basis points from 7.92% for fiscal 2000 to 8.59% for fiscal 2001. The increase in average yield on loans receivable, net reflects the Bank's continuing emphasis on the Four-Cs as well as the impact of a generally higher interest rate environment during fiscal 2001. The Four-Cs increased $151.5 million during fiscal 2001 to $888.0 million or 39 percent of loans receivable, net at March 31, 2001 from $736.5 million or 32 percent of loans receivable, net at March 31, 2000. Originations of the Four-Cs totaled $969.3 million or 92 percent of total originations for fiscal 2001 compared to $833.0 million or 66 percent of total originations for fiscal 2000.

The average yield on securities, increased from 6.39% for fiscal 2000 to 6.82% for fiscal 2001. The increase in average yield on securities was attributable primarily to the increase in the general level of interest rates. The one-year CMT index averaged 5.71% during fiscal 2001 compared to 5.45% during fiscal 2000. One month LIBOR averaged 6.28% during fiscal 2001 compared to 5.47% during fiscal 2000.

The increase in average interest-earnings assets between fiscal 2000 and fiscal 2001 was comprised principally of a $161.4 million increase in the average balance of loans receivable, net from $2.16 billion to $2.32 billion partially offset by a $108.9 million decrease in the average balance of securities from $622.4 million to $513.5 million reflecting the Company's continuing strategy of reducing wholesale leverage.

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

Average interest-bearing liabilities increased $10.9 million from $2.70 billion for fiscal 2000 to $2.71 billion for fiscal 2001. The increase in average interest-bearing liabilities was comprised of a $76.2 million increase in the average balance of total deposits from $1.86 billion for fiscal 2000 to $1.93 billion for fiscal 2001 partially offset by a $65.3 million decrease in the average balance of FHLB advances and other borrowings from $840.1 million for fiscal 2000 to $774.8 million for fiscal 2001.

Provision for Loan Losses

Provision for loan losses was $5.0 million for fiscal 2001 compared to $4.0 million for fiscal 2000. The increase in the provision for loan losses between fiscal 2001 and fiscal 2000 was attributable in part, to an increase in the level of non-accrual loans. The Bank's emphasis on the Four-Cs has also resulted in a change in the overall risk profile of the Bank's loan portfolio. Non-accrual loans were $11.5 million or 0.45% of gross loans receivable at March 31, 2001 compared to $5.4 million or 0.21% of gross loans receivable at March 31, 2000. The allowance for loan losses was $31.0 million or 1.22% of gross loans receivable at March 31, 2001 compared to $27.8 million or 1.09% of gross loans receivable at March 31, 2000.

Non-Interest Income

Non-interest income was $14.3 million for fiscal 2001 compared to $17.6 million for fiscal 2000. Non-interest income excluding trading securities portfolio activity, the fiscal 2000 gain on branch sale and fiscal 2000 marketable equity security impairment writedown increased $331,000 or 2% between fiscal 2000 and fiscal 2001 to $15.8 million. Deposit and related fees were $9.0 million for fiscal 2001 compared to $9.1 million for fiscal 2000. The $167,000 decrease in deposit and related fees was attributable to a $356,000 decrease in commissions earned from sales of non-deposit investment (NDI) products from $1.4 million for fiscal 2000 to $1.0 million for fiscal 2001. NDI products consist primarily of third-party annuities and mutual funds. Trust fees were $1.8 million for fiscal 2001 compared to $2.1 million for fiscal 2000. Trust fees for fiscal 2001 include a $291,000 non-recurring downward adjustment of fees. Gain (loss) on sales of assets was $557,000 for fiscal 2001 compared to ($1.0 million) for fiscal 2000. The $1.0 million loss for fiscal 2000 includes the $995,000 writedown of a marketable equity security deemed to be other than temporarily impaired. Loan and servicing fees of $3.8 million were comparable between fiscal 2000 and 2001. Higher volumes of loan payoffs during fiscal 2001 increased loan fee income in an amount comparable to the $445,000 prepayment fee received on a commercial loan during fiscal 2000. The net loss from trading activity was $1.5 million for fiscal 2001 compared to a net gain of $1.7 million for fiscal 2000 reflecting the dramatic change in the direction of the equity markets between the two periods.

Non-Interest Expense

Non-interest expense increased from $55.2 million for fiscal 2000 to $56.7 million for fiscal 2001. General and administrative expense increased $1.6 million or 3% from $55.5 million or 1.87% of average assets for fiscal 2000 to $57.1 million or 1.92% of average assets for fiscal 2001. Compensation and benefits expense increased $857,000 from $29.5 million for fiscal 2000 to $30.3 million for fiscal 2001. Included in compensation and benefits expense for fiscal 2001 and fiscal 2000, respectively are non-cash charges of $5.8 million and $6.0 million associated with the Bank's ESOP and 1996 Incentive Plan. The increase in marketing and professional services expense from $5.1 million for fiscal 2000 to $6.3 million for fiscal 2001 was attributable, in part, to fiscal 2001 expenditures of $707,000 associated with increased marketing efforts directed toward the Hispanic segments of the communities served by the Bank. Hispanic marketing expenditures for fiscal 2002 are expected to equal or exceed the fiscal 2001 level. The $595,000 decrease in other non-interest expense from $9.2 million for fiscal 2000 to $8.6 million for fiscal 2001 was due primarily to office supplies expense.

Income Taxes

Income Taxes were $20.8 million for fiscal 2001 compared to $20.2 million for fiscal 2000. The effective income tax rate was 42.4% for fiscal 2001 compared to 43.2% for fiscal 2000.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. Effective July 11, 2001 the OTS adopted a rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility. The Bank's average regulatory liquidity ratios were 5.05%, 5.09% and 5.04% for the years ended March 31, 2002, 2001 and 2000, respectively. Management's strategy is to invest excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank has invested in corporate securities when the yields thereon have been more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank has invested in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceeded the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $50.9 million, $54.0 million and $23.7 million for the years ended March 31, 2002, 2001 and 2000, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities and collateralized mortgage obligations, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities and collateralized mortgage obligations. Principal payments on loans were $1.57 billion, $1.05 billion and $902.9 million for the years ended March 31, 2002, 2001 and 2000, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $1.85 billion, $1.07 billion and $1.27 billion for the years ended March 31, 2002, 2001 and 2000, respectively. Disbursements for purchases of mortgage-backed and other investment securities and collateralized mortgage obligations were $108.6 million, $5.0 million and $30.0 million for the years ended March 31, 2002, 2001 and 2000, respectively. Proceeds from the maturation of investment securities and paydowns of MBS and CMO were $187.9 million, $122.9 million and $162.6 million for the years ended March 31, 2002, 2001 and 2000, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $147.7 million, $114.7 million and $63.0 million for the years ended March 31, 2002, 2001 and 2000, respectively. The net increases (decreases) in FHLB advances and other borrowings were ($17.0 million), ($309.0 million) and $70.0 million for the years ended March 31, 2002, 2001 and 2000, respectively.

At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $260.8 million, or 8.63% of adjusted total assets, which is above the required level of $45.3 million, or 1.50%; core capital of $260.8 million, or 8.63% of adjusted total assets, which is above the required level of $120.9 million, or 4.00% and total risk-based capital of $288.8 million, or 12.87% of risk-weighted assets, which is above the required level of $179.5 million, or 8.00%. See "Item 1 - Description of Business - Regulation and Supervision - Federal Savings Institution Regulation."

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2002, cash and short-term investments totaled $106.0 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At March 31, 2002, the Bank had $558.0 million of FHLB advances outstanding. Based upon pledged collateral in place, the Company had available borrowing capacity of $283.9 million as of March 31, 2002. No collateral was pledged under reverse repurchase agreements at March 31, 2002. Other sources of liquidity include securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. See "Item 1 - Description of Business - General." At March 31, 2002 the Bank had outstanding commitments to originate and purchase loans of $61.0 million and zero, respectively, compared to $124.6 million and zero, respectively, at March 31, 2001. The Company anticipates that it will have sufficient funds available to meet these commitments. At March 31, 2002 and 2001 the Company had no outstanding commitments to purchase MBS, CMO or other investment securities.. See "Item 1 - Description of Business - General." Certificate accounts that are scheduled to mature in less than one year from March 31, 2002 totaled $948.7 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

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

Item 8. Financial Statements and Supplementary Data

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31,
	2002	2001
Assets
Cash and equivalents	$ 105,965	51,526
Loans held-for-sale	106	583
Investment securities held-to-maturity (estimated fair value of $703 and $772 at March 31, 2002 and 2001)	703	702
Investment securities available-for-sale, at fair value	93,820	59,137
Mortgage-backed securities available-for-sale, at fair value	196,580	302,964
Collateralized mortgage obligations available-for-sale, at fair value	62,778	82,315
Trading securities, at fair value	2,334	2,375
Loans receivable, net	2,494,667	2,285,307
Federal Home Loan Bank (FHLB) stock, at cost	35,133	46,121
Accrued interest receivable	15,653	18,466
Real estate acquired through foreclosure, net	507	351
Property and equipment, net	21,575	22,946
Prepaid expenses and other assets	13,111	13,638
Total assets	$ 3,042,932	2,886,431

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 2,168,964	2,021,261
FHLB advances and other borrowings	558,000	575,000
Deferred income taxes payable	6,849	7,849
Accrued expenses and other liabilities	25,042	24,323
Total liabilities	2,758,855	2,628,433
Commitments and contingencies	-	-
Stockholders' equity :
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,412,351 and 20,082,094; outstanding 13,058,784 and 13,238,627 at March 31, 2002 and 2001, respectively	203	200
Additional paid-in capital	135,540	131,919
Retained earnings, substantially restricted	161,123	137,703
Unearned stock-based compensation	(5,750)	(8,953)
Treasury stock (7,353,567 and 6,843,467 at March 31, 2002 and 2001, respectively)	(73)	(68)
Accumulated other comprehensive losses	(6,966)	(2,803)
Total stockholders' equity	284,077	257,998
Total liabilities and stockholders' equity	$ 3,042,932	2,886,431
See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

	Year Ended March 31,
	2002	2001	2000

Interest income:
Mortgage loans	$ 162,392	171,187	148,345
Non-mortgage loans	25,739	28,324	22,897
Mortgage-backed securities	15,610	22,274	27,910
Collateralized mortgage obligations	3,214	6,393	5,893
Investment securities and deposits	8,776	11,771	9,907
Total interest income	215,731	239,949	214,952
Interest on deposits	76,015	94,989	79,320
Interest on borrowings	28,609	48,482	47,219
Total interest expense	104,624	143,471	126,539
Net interest income	111,107	96,478	88,413
Provision for loan losses	5,000	5,004	4,000
Net interest income after provision for loan losses	106,107	91,474	84,413
Non-interest income:
Deposit and related fees	9,427	8,969	9,136
Trust fees	2,086	1,846	2,098
Loan and servicing fees	4,972	3,854	3,847
Gain (loss) on sale of assets, net	384	557	(1,017)
Gain (loss) on trading securities, net	(107)	(1,490)	1,677
Gain on sale of branch	-	-	1,468
Other non-interest income	281	583	419
Total non-interest income	17,043	14,319	17,628
Non-interest expense:
General and administrative:
Compensation and benefits	34,319	30,332	29,475
Occupancy and equipment	11,905	11,792	11,690
Marketing and professional services	6,969	6,310	5,114
Other non-interest expense	8,934	8,632	9,227
Total general and administrative	62,127	57,066	55,506
Foreclosed real estate operations, net	(102)	(324)	(278)
Total non-interest expense	62,025	56,742	55,228
Earnings before income taxes	61,125	49,051	46,813
Income taxes	25,761	20,791	20,215
Net earnings	$ 35,364	28,260	26,598

Basic earnings per share	$ 3.01	2.42	2.20
Weighted average shares outstanding for basic earnings per share	11,756,653	11,656,482	12,111,323
Diluted earnings per share	$ 2.69	2.20	2.02
Weighted average shares outstanding for diluted earnings per share	13,153,166	12,821,559	13,184,030
See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Earnings
(Dollars in thousands)

	For the Year Ended March 31,
	2002	2001	2000

Net earnings	$ 35,364	28,260	26,598

Other comprehensive earnings (losses), net of income taxes:
Unrealized gains (losses) on securities available-for-sale:
Investment securities available-for-sale, at fair value	(261)	1,604	(1,457)
Collateralized mortgage obligations available-for-sale, at fair value	989	485	(588)
Mortgage-backed securities available-for-sale, at fair value	459	4,686	(5,947)
Reclassification of realized gains (losses) included in earnings	(271)	312	(221)
	916	7,087	(8,213)
Minimum pension liability adjustment	(5,079)	-	(582)
Other comprehensive gains (losses)	(4,163)	7,087	(8,795)
Comprehensive earnings	$ 31,201	35,347	17,803
See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Losses	Total
Balance at March 31, 1999	15,445,481	$ 199	$ 150,612	$ 110,163	$ (17,169)	$ (45)	$ (1,095)	$242,665

Net earnings	-	-	-	26,598	-	-	-	26,598
Purchase of treasury stock	(2,200,000)	-	(21,978)	(20,968)	-	(22)	-	(42,968)
Change in minimum pension liability	-	-	-	-	-	-	(582)	(582)
Amortization of shares under stock-based compensation plans	-	-	2,163	-	3,866	-	-	6,029
Stock options exercised	69,024	1	573	-	-	-	-	574
Dividends ($0.24 per share for 2000)	-	-	-	(2,272)	-	-	-	(2,272)
Changes in unrealized gains on securities available-for-sale, net	-	-	-	-	-	-	(8,213)	(8,213)
Balance at March 31, 2000	13,314,505	200	131,370	113,521	(13,303)	(67)	(9,890)	221,831

Net earnings	-	-	-	28,260	-	-	-	28,260
Purchase of treasury stock	(145,000)	-	(1,449)	(1,117)	-	(1)	-	(2,567)
Amortization of shares under stock-based compensation plans	-	-	1,403	-	4,350	-	-	5,753
Stock options exercised	69,122	-	595	-	-	-	-	595
Dividends ($0.24 per share for 2001)	-	-	-	(2,961)	-	-	-	(2,961)
Changes in unrealized gains on securities available-for-sale, net	-	-	-	-	-	-	7,087	7,087
Balance at March 31, 2001	13,238,627	200	131,919	137,703	(8,953)	(68)	(2,803)	257,998

Net earnings	-	-	-	35,364	-	-	-	35,364
Purchase of treasury stock	(510,100)	-	(5,096)	(8,431)	-	(5)	-	(13,532)
Change in minimum pension liability	-	-	-	-	-	-	(5,079)	(5,079)
Amortization of shares under stock-based compensation plans	-	-	2,456	-	3,203	-	-	5,659
Stock options exercised	330,257	3	3,777	-	-	-	-	3,780
Dividends ($0.28 per share for 2002)	-	-	-	(3,513)	-	-	-	(3,513)
Changes in unrealized gains on securities available-for-sale, net	-	-	-	-	-	-	916	916
Tax benefit from stock options	-	-	2,484	-	-	-	-	2,484
Balance at March 31, 2002	13,058,784	$ 203	$ 135,540	$ 161,123	$ (5,750)	$ (73)	$ (6,966)	$284,077
See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended March 31,
	2002	2001	2000

Cash flows from operating activities:
Net earnings	$ 35,364	28,260	26,598
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	824	1,192	2,089
Amortization of deferred loan origination fees	2,955	(276)	190
Loan fees collected	343	237	(2,219)
Dividends on FHLB stock	(2,358)	(3,284)	(2,441)
Provisions for losses on:
Loans	5,000	5,004	4,000
Real estate	-	49	-
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(625)	(646)	(1,679)
Proceeds from sale of trading securities	-	466	1,700
(Gains) losses on trading securities	107	1,490	(1,677)
Depreciation and amortization of property and equipment	3,006	3,396	3,608
Loans originated for sale	(9,685)	(16,341)	(32,799)
Proceeds from sale of loans held-for-sale	10,497	23,439	25,673
Amortization of unearned stock-based compensation	5,659	5,753	6,029
Increase (decrease) in accrued expenses and other liabilities	(3,565)	5,640	(14,119)
(Increase) decrease in:
Accrued interest receivable	2,813	118	(1,466)
Prepaid expenses and other assets	527	(471)	10,173
Net cash provided by operating activities	50,862	54,026	23,660

Cash flows from investing activities:
Loans originated for investment	(1,424,136)	(1,033,194)	(1,235,525)
Increase in construction loans in process	50,684	38,891	31,614
Purchases of loans held-for-investment	(415,287)	(18,892)	(1,560)
Principal payments on loans	1,573,443	1,049,029	902,923
Principal payments on mortgage-backed securities held-to-maturity	-	-	552
Principal payments on mortgage-backed securities available-for-sale	127,387	83,794	137,246
Principal payments on collateralized mortgage obligations available-for-sale	20,601	4,103	15,895
Purchases of investment securities available-for-sale	(83,395)	(5,000)	(28,066)
Purchases of FHLB stock	-	-	(1,974)

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows, Continued
(Dollars in thousands)

	Year Ended March 31,
	2002	2001	2000
Redemption of FHLB stock	$ 13,346	1,713	10,188
Purchases of mortgage-backed securities available- for-sale	(25,236)	-	-
Proceeds from maturities of investment securities available-for-sale	39,881	35,000	8,886
Proceeds from sale of investment securities available- for-sale	8,525	1,951	10,626
Proceeds from sale of real estate	1,977	2,993	8,515
Investment in or proceeds from real estate held for investment	-	5,155	1,443
Purchases of property and equipment	(1,651)	(3,968)	(2,345)
Proceeds from sale of property and equipment	-	-	933
Net cash provided by (used in) investing activities	(113,861)	161,575	(140,649)
Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	561,400	494,800	884,600
Repayment of FHLB advances and other borrowings	(578,400)	(803,800)	(814,600)
Net change in deposits	147,703	114,727	62,996
Proceeds from exercise of stock options	3,780	595	574
Cash dividends	(3,513)	(2,961)	(2,272)
Purchase of treasury stock	(13,532)	(2,567)	(42,968)
Net cash provided by (used in) financing activities	117,438	(199,206)	88,330
Net increase (decrease) in cash and cash equivalents	54,439	16,395	(28,659)
Cash and cash equivalents, beginning of year	51,526	35,131	63,790
Cash and cash equivalents, end of year	$ 105,965	51,526	35,131
Supplemental information:
Interest paid, including interest credited	$ 107,111	142,689	128,402
Income taxes paid	25,078	19,200	17,000
Loans to facilitate	256	-	-
Non-cash investing and financing activities:
Net transfers from loans receivable to real estate acquired through foreclosure	2,331	2,011	5,793
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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks of $37,638 and $37,886 and short-term deposits in banks of $68,327 and $13,640 at March 31, 2002 and 2001, respectively. The Company considers all highly liquid debt instruments with maturities at the date of acquisition of three months or less to be cash equivalents.

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

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Loans Receivable

Loans receivable are stated at unpaid principal balances less the undisbursed portion of construction loans and allowances for loan losses, net of deferred loan origination fees and discount/premium on loans. Premiums/discounts are amortized/accreted using the interest method over the remaining term to maturity.

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

All non-homogeneous loans designated by the Company as impaired have a specific loan loss allowance or are either placed on non-accrual status or designated as restructured loans. Only non-accrual loans and restructured loans not performing in accordance with their restructured terms are included in non-performing loans. Loans are generally placed on non-accrual status when the payment of interest is 90 days or more delinquent, or if the loan is in the process of foreclosure, or earlier if the timely collection of interest and/or principal appears doubtful. The Company's policy allows for loans to be designated as impaired and placed on non-accrual status even though the loan may be current as to the principal and interest payments and may continue to perform in accordance with its contractual terms.

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

Real Estate Acquired Through Foreclosure

Real estate properties acquired through loan foreclosure are initially recorded at fair value at the date of foreclosure. Once real estate properties are acquired, evaluations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value. Real estate properties held for sale or development are carried at the lower of cost or fair value less estimated cost to sell. Costs related to development and improvement of properties are capitalized, whereas costs relating to holding the properties are expensed. During the development period, the portion of interest costs related to development of real estate are capitalized.

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

On a periodic basis, the Company reviews its intangible assets for events or changes in circumstances that may indicate the carrying amounts of the assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to discounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the asset.

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

New Accounting Pronouncements

In June, 2001 the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interests method will be prohibited. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

In June, 2001 the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. The Statement supersedes APB Opinion No. 17, "Intangible Assets," and carries forward provisions in Opinion 17 related to internally developed intangible assets. The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. Intangible assets consist of goodwill related to the acquisition of the trust operation. It is anticipated that the financial impact of this statement will not have a material effect on the Company.

In June, 2001 the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. It is anticipated that the financial impact of this Statement will not have a material effect on the Company.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

In August, 2001 the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. It is anticipated that the financial impact of this Statement will not have a material effect on the Company.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(2) Investment Securities

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government and federal agency obligations	$ 703	-	-	703
Total	$ 703	-	-	703
Available-for-sale:
Corporate debt securities	$ 61,301	44	(6,109)	55,236
Equity securities:
Direct	2,600	2,840	-	5,440
Mutual funds	32,015	1,134	(5)	33,144
Total Equity securities	34,615	3,974	(5)	38,584
Total	$ 95,916	4,018	(6,114)	93,820

During the years ended March 31, 2002, 2001 and 2000, the Company realized net gains (losses) on sales of investment securities available-for-sale of $25, ($156) and ($279), respectively.

	March 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government and federal agency obligations	$ 702	70	-	772
Total	$ 702	70	-	772
Available-for-sale:
Corporate debt securities	$ 56,194	25	(4,411)	51,808
Equity securities:
Direct	2,600	2,300	-	4,900
Mutual funds	2,000	429	-	2,429
Total Equity securities	4,600	2,729	-	7,329
Total	$ 60,794	2,754	(4,411)	59,137

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

	Held-to-maturity		Available- for-sale
Maturity	Amortized Cost	Estimated Fair Value	Estimated Fair Value

Within one year	$ -	-	-
After one to five years	-	-	-
After five to ten years	703	703	-
After ten years	-	-	93,820
Total	$ 703	703	93,820

(3) Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
GNMA	$ 21,676	140	(1,366)	20,450
FHLMC	45,505	427	(215)	45,717
FNMA	128,936	1,777	(300)	130,413
Total	$ 196,117	2,344	(1,881)	196,580

	March 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
GNMA	$ 12,104	117	-	12,221
FHLMC	84,222	170	(541)	83,851
FNMA	206,973	979	(1,060)	206,892
Total	$ 303,299	1,266	(1,601)	302,964

The mortgage-backed securities have original maturities of up to 30 years.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(4) Collateralized Mortgage Obligations

The amortized cost and estimated fair values of collateralized mortgage obligations are summarized as follows:
	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
FHLMC	$ 44,239	193	(504)	43,928
FNMA	19,121	-	(271)	18,850
Total	$ 63,360	193	(775)	62,778

	March 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
FHLMC	$ 58,430	14	(1,208)	57,236
FNMA	25,701	-	(622)	25,079
Total	$ 84,131	14	(1,830)	82,315

(5) Loans Receivable

Loans receivable are summarized as follows:

	March 31,
	2002	2001

Mortgage loans:
Residential:
One-to-four family	$ 1,402,871	1,338,357
Multi-family	77,964	87,321
Commercial real estate	309,335	233,953
Construction and land	711,637	597,083
Total mortgage loans	2,501,807	2,256,714

Commercial	155,589	133,564
Consumer	158,475	160,987
Total loans	2,815,871	2,551,265
Less:
Undisbursed portion of construction loans	(288,231)	(237,547)
Net (discount) premium on loans	(202)	818
Net deferred loan origination fees (costs)	(1,412)	1,793
Allowance for loan losses (note 7)	(31,359)	(31,022)
Total loans receivable, net	$ 2,494,667	2,285,307
Weighted average yield	7.86%	8.59

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Loans receivable from officers and directors of the Company were as follows:

	March 31,
	2002	2001

Beginning balance	$ 2,249	2,210
Additions	12	270
Repayments	(58)	(231)
Ending balance	$ 2,203	2,249

The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.
	March 31, 2002
	Loans with Specific Allowances	Loans without Specific Allowances	Total Impaired Loans
Net carrying value	$ 36,569	1,154	37,723
Specific allowance	2,935	-	2,935
Net balance	$ 33,634	1,154	34,788

	March 31, 2001
	Loans with Specific Allowances	Loans without Specific Allowances	Total Impaired Loans
Net carrying value	$ 14,761	31,969	46,730
Specific allowance	4,792	-	4,792
Net balance	$ 9,969	31,969	41,938

The average recorded investment in impaired loans totaled $46,892 in 2002 and $23,950 in 2001. During 2002, total interest recognized on the impaired loan portfolio was $1,855, compared to $1,818 in 2001 and $290 in 2000. Income recorded utilizing the cash basis method of accounting was zero for fiscal 2002, 2001 and 2000.

The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as to principal or interest, in the foreclosure process, restructured, or upon which interest collection is doubtful were $4,494 and $11,481 at March 31, 2002 and 2001, respectively. At March 31, 2002 the Company had no troubled debt restructurings.

Interest due on non-accrual loans, but excluded from interest income, was approximately $330 for 2002, $733 for 2001 and $466 for 2000.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(6) Real Estate

Real estate acquired through foreclosure is summarized as follows:

	March 31,
	2002	2001

Properties acquired in settlement of loans	$ 507	400
Allowance for losses (note 7)	-	(49)
Total	$ 507	351

(Gain) loss from foreclosed real estate operations, net is summarized as follows:

	Year Ended March 31,
	2002	2001	2000

(Gain) loss on sale of foreclosed real estate, net	$ (280)	(248)	(870)
Real estate (income) expense	178	(125)	592
Provision for losses on real estate	-	49	-
Total	$ (102)	(324)	(278)

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(7) Allowances for Losses on Loans Receivable and Real Estate

Activity in the allowances for losses on loans and real estate is summarized as follows:

	Year Ended March 31,
	2002	2001	2000

Loans receivable:
Beginning balance	$ 31,022	27,838	26,160
Provision	5,000	5,004	4,000
Charge-offs	(4,771)	(1,861)	(2,390)
Recoveries	108	41	68
Ending balance	31,359	31,022	27,838

Foreclosed real estate:
Beginning balance	49	-	445
Provision	-	49	-
Charge-offs	(49)	-	(445)
Ending balance	-	49	-

Total loans receivable and real estate:
Beginning balance	31,071	27,838	26,605
Provision	5,000	5,053	4,000
Charge-offs	(4,820)	(1,861)	(2,835)
Recoveries	108	41	68
Ending balance	$ 31,359	31,071	27,838

(8) Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	March 31,
	2002	2001

Investment securities	$ 456	700
Mortgage-backed securities	1,235	2,032
Collateralized mortgage obligations	175	469
Loans receivable	13,787	15,265
Total	$ 15,653	18,466

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(9) Property and Equipment, net

Property and equipment, net is summarized as follows:

	March 31,
	2002	2001	Estimated Life

Land	$ 5,945	5,945	-
Buildings and improvements	22,541	21,815	40
Leasehold improvements	2,277	2,121	10
Furniture, fixtures and equipment	28,389	26,939	7
Automobiles	156	156	3
Construction in progress	129	1,004	-
	59,437	57,980
Accumulated depreciation and amortization	(37,862)	(35,034)
Total	$ 21,575	22,946

(10) Deposits

Deposits and their respective weighted average interest rates are summarized as follows:

	March 31,
	2002		2001
	Weighted Average Rate	Amount	Weighted Average Rate	Amount

Regular passbook	0.85%	$ 128,571	2.21%	$ 124,830
NOW and other demand deposit accounts	1.61	505,879	0.75	262,358
Fixed and variable-rate certificate accounts	3.82	1,084,535	5.88	1,217,360
Money market checking and savings	2.59	449,979	4.48	416,713
Total	2.87%	$ 2,168,964	4.70%	$ 2,021,261

Certificate accounts maturing subsequent to March 31, 2002 are summarized as follows:

Year Ending March 31,	Amount

2003	$ 948,718
2004	65,896
2005	20,962
2006	14,318
2007	34,290
thereafter	351
Total	$ 1,084,535

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Interest expense on deposits is summarized as follows:

	Year Ended March 31,
	2002	2001	2000

Regular passbook	$ 1,647	2,756	3,156
NOW and other demand deposit accounts	2,900	1,956	1,366
Money market checking and savings	13,938	18,684	17,649
Certificates of deposit	57,530	71,593	57,149
Total	$ 76,015	94,989	79,320

At March 31, 2002 and 2001, the Company had accrued interest payable on deposits of $1,498 and $1,767, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

At March 31, 2002 and 2001, $34,014 and $23,296 of public funds on deposit were secured by loans receivable, mortgage-backed securities, investment securities and collateralized mortgage obligations with aggregate carrying values of $46,326 and $33,401, respectively.

Accounts which are greater than $100 at March 31, 2002 and 2001 total $756,025 and $593,707, respectively. For deposit accounts with balances in excess of $100, that portion in excess of $100 may not be federally insured.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(11) FHLB Advances and Other Borrowings

The Company utilizes FHLB advances and reverse repurchase agreements as sources of funds. The advances and repurchase agreements are collateralized by mortgage-backed securities, investment securities, collateralized mortgage obligations and/or loans. The Company only transacts business with the FHLB or brokerage firms that are recognized as primary dealers in U.S. government securities. FHLB advances and reverse repurchase agreements were $558,000 and zero and $575,000 and zero at March 31, 2002 and March 31, 2001, respectively. (See "Note 12.")

	March 31,
	2002	2001	2000

FHLB advances:
Average amount outstanding during the year	$ 597,173	771,869	792,778
Maximum amount outstanding at any month end	655,000	886,000	884,000
Amount outstanding at year end (1)	558,000	575,000	884,000
Average interest rate:
For the year	5.01%	6.25	5.63
At year end	4.16	5.98	6.02

Reverse repurchase agreements:
Average amount outstanding during the year	$ -	-	43,750
Maximum amount outstanding at any month end	-	-	50,000
Amount outstanding at year end	-	-	-
Average interest rate:
For the year	-	-	5.87
At year end	-	-	-
(1) Included in the balance of FHLB advances outstanding at March 31, 2002 are putable borrowings of $150.0 million with original terms to maturity of 60 to 120 months with final maturity dates ranging from December 23, 2002 to February 12, 2008 and next put dates ranging from April 23, 2002 to February 12, 2003.

FHLB advances have the following final maturities at March 31, 2002.

Amount

2003	$ 285,000
2004	218,000
2005	40,000
thereafter	15,000
Total	$ 558,000

Included in the table above are putable advances of $150,000 with next put dates during fiscal 2003.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Interest expense on borrowings is summarized as follows:

	Year ended March 31,
	2002	2001	2000

FHLB advances	$ 29,907	48,434	44,435
Reverse repurchase agreements	-	-	2,760
Other interest expense (1)	(1,298)	48	24
Total	$ 28,609	48,482	47,219

(1) At March 31, 2002, includes $1,258 recovery of interest expense resulting from favorable determination of a disputed state income tax matter.

(12) Lines of Credit

At March 31, 2002 and 2001, the Company had maximum borrowing capacity from the FHLB of San Francisco in the approximate amount of $1,181,134 and $1,147,197, respectively. Based upon pledged collateral in place, the Company had available borrowing capacity of $283,919 and $412,153 as of March 31, 2002 and 2001, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities, investment securities and collateralized mortgage obligations aggregating $841,919 and $987,153 as of March 31, 2002 and 2001, respectively and the Company's required investment in one hundred dollar par value capital stock of the FHLB of San Francisco. At March 31, 2002 and 2001, the cost basis of this FHLB capital stock was $35,133 and $46,121, respectively.

(13) Employee Benefit Plans

The Company maintains a defined benefit Pension Plan ("Pension Plan") covering a majority of its employees. The benefits are based on each employee's years of service and final average earnings determined over the five-year period prior to the benefit determination date. Employees become fully vested upon completion of five years of qualifying service. The Company also maintains a Retirement Plan for all directors and a Supplemental Plan for all senior officers of the Company. Effective December 31, 1995, the Company elected to freeze the Pension Plan, Directors' Retirement and Supplemental Plan. Accordingly, no new accruals for future years of service have occurred since December 31, 1995.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The following table sets forth the plans' change in benefit obligation and change in plan assets at the plans' most recent measurement dates of December 31, 2001 and 2000.

	2001		2000
	Pension Plan	Directors' Retirement and Supplemental Plans	Pension Plan	Directors' Retirement and Supplemental Plans
Change in benefit obligation
Projected benefit obligation, beginning of year	$ 19,946	2,716	18,123	2,685
Interest cost	1,350	183	1,354	200
Benefits paid	(1,315)	(198)	(1,390)	(210)
Actuarial loss (gain)	1,215	(26)	1,859	41
Projected benefit obligation, end of year	$ 21,196	2,675	19,946	2,716

Change in plan assets
Plan assets, beginning of year	$ 23,808	-	27,310	-
Actual return on plan assets	(2,966)	-	(2,111)	-
Employer contribution	-	198	-	210
Benefits paid	(1,315)	(198)	(1,391)	(210)
Plan assets, end of year	$ 19,527	-	23,808	-

Funded status	$ (1,669)	(2,675)	3,862	(2,716)
Unrecognized transition obligation	-	-	-	33
Unrecognized prior service cost	-	-	11	-
Unrecognized (gain)/loss	5,060	526	(799)	590
Prepaid (accrued) benefit cost	$ 3,391	(2,149)	3,074	(2,093)

Net periodic pension costs for 2001, 2000 and 1999 included the following components:

	December 31,
	2001		2000		1999
	Pension Plan	Directors' Retirement and Supple- mental Plans	Pension Plan	Directors' Retirement and Supple- mental Plans	Pension Plan	Directors' Retirement and Supple- mental Plans
Components of net periodic benefit cost
Interest cost	$ 1,350	183	1,354	200	1,568	167
Expected return on plan assets	(1,678)	-	(1,933)	-	(1,761)	-
Amortization of unrecognized transition obligation	-	33	-	33	-	33
Amortization of unrecognized prior service cost	11	-	70	-	70	-
Amortization of unrecognized (gain)/loss	-	38	(470)	33	-	37
Net periodic pension (income) expense	$ (317)	254	(979)	266	(123)	237

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets for 2001 and 2000 are as follows:

	December 31,
	2001		2000
	Pension Plan	Directors' Retirement and Supple- mental Plans	Pension Plan	Directors' Retirement and Supple- mental Plans
Weighted-average assumptions
Discount rate	6.50%	6.50	7.00	7.00
Expected long-term rate of return on plan assets	6.75	-	7.25	-

In 1985, the Company established a capital accumulation plan (401(k) Plan) which is available to all full-time employees over 21 years of age with more than six months of service. Under the 401(k) Plan, the Company contributes funds in an amount equal to a percentage of employee contributions. In 2002, 2001 and 2000, the total 401(k) Plan expense was $575, $449 and $514, respectively.

The Company provides a non-qualified Directors' Deferred Compensation Plan and a non-qualified Employees' Deferred Compensation Plan that offer directors and senior officers of the Company, respectively, the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors' Deferred Compensation Plan is payable upon the occurrence of the first Board of Directors' meeting held in the fiscal year following the participant attaining age 73. The benefit from the Employees' Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to depositors of the Company or, at the Participants' election, investment earnings or losses equivalent to that of the Company's common stock. At March 31, 2002, the liability for these plans is included in accrued expenses and other liabilities.

The Company currently provides post retirement medical coverage to eligible employees. At March 31, 2002 and 2001, the expected cost associated with this coverage was $11 and $15, respectively, and is included in accrued expenses and other liabilities.

As part of the reorganization to the stock form of ownership, the ESOP purchased 1,587,000 shares of the Company's common stock at ten dollars per share, or $15,870, which was funded by a loan from the Company. The loan will be repaid from the Company's or the Bank's discretionary contributions over a period of 10 years. The loan is secured by the common stock owned by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. ESOP shares are allocated to the eligible participants based on compensation as described in the ESOP plan. For the years ended March 31, 2002 and 2001, 176,910 and 181,281 ESOP shares, respectively were allocated to the participants. At March 31, 2002 and 2001, the unearned balance of the ESOP shares is included in unearned stock-based compensation as a reduction of total stockholders' equity in the accompanying consolidated financial statements. The value of ESOP shares committed to be released is included in compensation expense based upon the fair value of the shares on the dates they were committed. At March 31, 2002, the fair value of the unearned ESOP shares is $18,139. Compensation expense associated with the ESOP was $4,265, $3,230 and $3,152 for the years ended March 31, 2002, 2001 and 2000, respectively.

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

The maximum number of shares reserved for Awards under the 1996 Plan is 2,777,250 shares, with 1,983,750 shares reserved for purchase pursuant to options and option-related awards and 793,500 shares reserved for grants of the Company's common stock. The maximum number of shares reserved under the 1999 Plan is 625,000 all of which are reserved for purchase pursuant to options and option related awards. The exercise price of all options and option-related awards under both Plans must be 100% of the fair value of the Company's common stock at the time of grant and the term of the options may not exceed 10 years. Of the 793,500 shares reserved for stock grants, 770,545 shares with a fair value of $9,890 were granted to directors and executive officers during the year ended March 31, 1997. 532,500 of the 770,545 shares represented grants to employees with the remaining shares granted to directors of the Company. An additional 15,000 shares with a fair value of $214 at the time of grant, were granted to an executive officer of the Company during the year ended March 31, 1998. All shares granted are eligible to vest in five equal annual installments. With respect to shares of the Company's common stock granted to executive officers, the 1996 Plan provides that the vesting of 75% of the third, fourth and fifth annual installments is subject to the attainment of certain performance goals. Those goals have been met. Compensation expense, associated with the stock grants recognized based upon the market price of the common stock at the time of grant, was $1,429, $2,538, and $2,094 for the years ended March 31, 2002, 2001 and 2000, respectively. The unamortized balance of the grants is included in unearned stock-based compensation in the accompanying consolidated financial statements. At March 31, 2002 and 2001, the unamortized balance of the stock awards was zero and $1,429, respectively.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

The following table contains certain information with respect to the stock options granted under the 1996 and 1999 Plans.

Assumptions Used in Determining Options' Values
Grant Date	Number Granted	Exercise Price	Expected Term in Years	Risk-free Rate(1)	Expected Volatility	Dividend Yield	Calculated Value of Each Option
Options Granted During the Year Ended March 31, 2002
June 27, 2001	732	$24.00	6.0	5.28%	42.06%	1.10%	$10.56
October 24, 2001	26,129	24.50	6.0	5.28	42.06	1.10	10.78
November 28, 2001	524,686	26.65	6.0	5.28	42.06	1.10	11.73
February 27, 2002	3,213	29.01	6.0	5.28	42.06	1.10	12.77
Options Granted During the Year Ended March 31, 2001
May 24, 2000	1,268	$14.25	8.00	4.78%	42.10%	1.27%	$ 6.77
May 24, 2000	30,000	14.25	8.00	4.78	42.10	1.27	6.77
June 28, 2000	1,366	16.63	8.00	4.78	42.10	1.27	7.89
November 22, 2000	7,323	16.00	8.00	4.78	42.10	1.27	7.60
Options Granted During the Year Ended March 31, 2000
May 26, 1999	4,182	$18.13	8.00	6.20%	39.48%	1.28%	$ 8.78
November 23, 1999	2,612	21.88	8.00	6.20	39.48	1.28	10.59
March 22, 2000	17,876	14.50	8.00	6.20	39.48	1.28	7.02
(1) The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options, as of March 31, 2002.

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

	2002	2001	2000

Net earnings:
As reported	35,364	28,260	26,598
Pro forma	33,469	26,584	25,051
Earnings per share - Basic
As reported	3.01	2.42	2.20
Pro forma	2.85	2.28	2.07
Earnings per share - Diluted
As reported	2.69	2.20	2.02
Pro forma	2.54	2.07	1.90

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

The table below reflects, for the periods indicated, the activity in the Company's stock options issued under the 1996 and 1999 Plans.

	For the Year Ended March 31,
	2002	2001	2000

Balance at beginning of period	1,668,346	1,749,950	1,839,423
Granted	554,760	39,957	24,670
Canceled or expired	(1,427)	(18,858)	(3,567)
Exercised	(374,547)	(102,703)	(110,576)
Balance at end of period	1,847,132	1,668,346	1,749,950
Options exercisable	1,261,102	1,246,118	969,324
Options available for grant	52,161	605,494	1,593

Weighted average option price per share:
Under option	$ 17.21	13.19	13.16
Exercisable	13.13	13.12	13.11
Exercised	26.52	21.60	20.86

The following table summarizes information with respect to the Company's stock options outstanding as of March 31, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2002	Weighted-average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Outstanding at March 31, 2002	Weighted- average Exercise Price
$12 to 14	1,107,674	4.6	$12.75	1,107,674	$12.75
14 to 16	101,411	6.3	15.07	78,837	15.13
16 to 18	69,864	5.1	16.34	67,311	16.30
18 to 20	6,238	6.6	18.39	3,201	18.54
20 to 22	7,185	6.4	21.07	4,079	20.94
22 to 24	732	9.2	24.00	-	-
24 to 26	26,129	9.6	24.50	-	-
26 to 28	524,686	9.7	26.65	-	-
28 to 30	3,213	9.9	29.01	-	-

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(14) Income Taxes

Income taxes (benefit) is summarized as follows:

	Current	Deferred	Total

Year Ended March 31, 2002
Federal	$ 20,888	(1,215)	19,673
State	6,548	(460)	6,088
Total	$ 27,436	(1,675)	25,761

Year Ended March 31, 2001
Federal	$ 13,586	2,008	15,594
State	5,174	23	5,197
Total	$ 18,760	2,031	20,791

Year Ended March 31, 2000
Federal	$ 13,455	1,356	14,811
State	4,484	920	5,404
Total	$ 17,939	2,276	20,215

For the years ended March 31, 2002, 2001, and 2000, $1,665, $644 and $447 of current federal taxes, respectively was due to exercise of stock options that are deductible for tax purposes but not for GAAP.

A reconciliation of total income taxes and the amount computed by applying the applicable Federal income tax rate to earnings before income taxes follows:

	Year Ended March 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Computed "expected" taxes	$ 21,394	35%	$ 17,168	35%	$ 16,385	35%
Increase (reduction) in taxes resulting from:
California franchise tax, net of Federal tax benefit	3,956	6	3,378	7	3,513	7
Other items	411	1	245	1	317	1
Total	$ 25,761	42%	$ 20,791	43%	$ 20,215	43%

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

	March 31, 2002	Taxes (Benefit)	March 31, 2001	Taxes (Benefit)	March 31, 2000
Deferred tax assets:
Allowance for real estate loan losses	$ (12,324)	(1,943)	(10,381)	430	(10,811)
California franchise tax	(3,156)	(369)	(2,787)	(41)	(2,746)
Accrued expenses	(570)	180	(750)	48	(798)
Core deposit intangibles amortization	(243)	(20)	(223)	(21)	(202)
Non-accrual interest	(348)	(85)	(263)	(142)	(121)
Unrealized gains (loss) on securities available-for-sale, net	(911)	675	(1,586)	5,155	(6,741)
Other	(1,127)	1,270	(2,397)	(323)	(2,074)
	(18,679)	(292)	(18,387)	5,106	(23,493)
Deferred tax liabilities:
Deferred loan origination fees	18,918	1,399	17,519	1,252	16,267
Unredeemed FHLB stock dividends	6,416	(1,357)	7,773	635	7,138
Pension plan liability	828	(298)	1,126	353	773
Accumulated depreciation	(700)	(156)	(544)	(204)	(340)
Customer early withdrawal Penalty depreciation	23	(35)	58	(37)	95
Accrued interest on pre- 1985 loans	77	5	72	(8)	80
Excess servicing rights Amortization	73	(6)	79	(1)	80
Other	(107)	(260)	153	90	63
	25,528	(708)	26,236	2,080	24,156
Net deferred tax liability	$ 6,849	(1,000)	7,849	7,186	663

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

Based on the Company's current and historical pretax earnings, adjusted for significant items, management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset at March 31, 2002. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Company, therefore, is required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction. The deduction percentage was 8% for the years ended March 31, 1996 and 1995. Alternately, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the experience method). Retained earnings at March 31, 2002 and 2001 includes approximately $25,300 for which no deferred income tax liability has been recognized.

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

To be considered "well capitalized," a savings institution must generally have a core capital of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. Management believes that at March 31, 2002, the Bank met the definition of "well capitalized."

The following is a reconciliation of the Bank's GAAP capital to regulatory capital as of March 31, 2002:

	PFF Bank & Trust's Regulatory Capital Requirement
	Tangible Capital	Core Capital	Risk-based Capital

Capital of the Bank presented on a GAAP Basis	$ 259,588	259,588	259,588
Adjustments to GAAP capital to arrive at regulatory capital:
Unrealized loss on securities available-for-sale, net	3,206	3,206	3,206
Investments in and advances to non-includable consolidated subsidiaries	(681)	(681)	(681)
Goodwill and other intangible assets	(1,342)	(1,342)	(1,342)
General loan valuation allowance (1)	-		28,050
Equity investments and other assets required to be deducted	-	-	(64)
Regulatory capital	260,771	260,771	288,757
Regulatory capital requirement	45,343	120,914	179,514
Amount by which regulatory capital exceeds requirement	$ 215,428	139,857	109,243
(1) Limited to 1.25% of risk-weighted assets.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The following table summarizes the Bank's actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 2002 and 2001.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$288,757	12.87%	$179,514	>8.00%	$224,392	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	260,771	8.63	120,914	>4.00	151,142	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	260,771	11.62	-	- (1)	134,635	>6.00
Tangible capital (to tangible assets)	260,771	8.63	45,343	>1.50	-	- (1)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$262,994	12.72%	$165,449	>8.00%	$206,811	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	237,838	8.28	114,869	>4.00	143,586	>5.00
Tier 1(Core) capital (to risk-weighted assets)	237,838	11.50	-	- (1)	124,087	>6.00
Tangible capital (to tangible assets)	237,838	8.28	43,076	>1.50	-	- (1)
(1) Ratio is not specified under capital regulations.

At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

(16) Other Non-Interest Expense

Other non-interest expense amounts are summarized as follows:

	Year Ended March 31,
	2002	2001	2000

SAIF insurance premiums	$ 825	1,164	1,326
Office supplies and expense	2,705	2,408	2,859
Savings and NOW account expenses	1,461	1,605	1,146
Loan expenses	669	410	479
Other	3,274	3,045	3,417
Total	$ 8,934	8,632	9,227

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

Leases

The Company leases various office facilities under noncancellable operating leases that expire through the year 2008. Net rent expense under operating leases included in occupancy and equipment expense for the years ended March 31, 2002, 2001 and 2000, was $759, $750, and $723, respectively. A summary of future minimum lease payments under these agreements at March 31, 2002 follows.

Amount
Year ending March 31,
2003	$ 683
2004	602
2005	518
2006	273
2007	185
thereafter	114
Total	$ 2,375

(18) Off-Balance Sheet Risk

Concentrations of Operations and Assets

The Company's operations are located within Southern California. At March 31, 2002 and 2001, approximately 86.7% and 92.6% respectively, of the Company's mortgage loans were secured by real estate in Southern California. In addition, substantially all of the Company's real estate is located in Southern California.

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

	March 31,
	2002	2001

Commitments to originate loans:
Variable-rate	$ 58,263	121,529
Fixed-rate	2,760	3,039
Total	$ 61,023	124,568

Interest rate range for fixed-rate loans	6.37%-9.51%	6.75%-9.64%

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At March 31, 2002 and 2001, the Bank had standby letters of credit of $1,421 and $2,300, respectively.

The Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk. However, when the commitment is funded, the Company receives collateral to the extent collateral is deemed necessary, with the most significant category of collateral being real property underlying mortgage loans.

(19) Trust Operations

Included in prepaid expenses and other assets is the net unamortized trust acquisition cost of $1,267 and $1,590 at March 31, 2002 and 2001, respectively. Amortization of trust acquisition cost was $323 for the years ended March 31, 2002, 2001 and 2000.

As a result of the acquisition, the Company now has certain additional fiduciary responsibilities which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, the Company's Trust department holds assets for the benefit of others. These assets are not the assets of the Company and are not included in the consolidated balance sheets of the Company at March 31, 2002 and 2001.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(20) Loan Servicing and Sale Activities

Loan servicing and sale activities are summarized as follows:

	As of and for the Year Ended March 31,
	2002	2001	2000

Balance sheet information:
Loans held for sale	$ 106	583	7,362

Statement of earnings information:
Loan servicing fees	$ 280	761	878
Amortization of servicing asset	95	17	-

Loan servicing fees, net	$ 375	778	878

Gain on sale of loans	$ 359	390	452

Statement of cash flows information:
Loans originated for sale	$ 9,685	16,341	32,799

Proceeds from sale of loans	$ 10,497	23,439	25,673

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

At March 31, 2002, 2001 and 2000, the Company was servicing loans and participations in loans owned by others of $189,656, $256,478 and $282,924, respectively.

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

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The estimated fair values of the Company's financial instruments are as follows:

	March 31, 2002		March 31, 2001
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash & cash equivalents	$ 105,965	105,965	51,526	51,526
Loans held for sale	106	106	583	583
Investment securities held-to-maturity	703	703	702	772
Investment securities available-for-sale	93,820	93,820	59,137	59,137
Mortgage-backed securities available- for-sale	196,580	196,580	302,964	302,964
Collateralized mortgage obligations available-for-sale	62,778	62,778	82,315	82,315
Trading securities	2,334	2,334	2,375	2,375
Loans receivable, net	2,494,667	2,495,737	2,285,307	2,296,585
Federal Home Loan Bank stock	35,133	35,133	46,121	46,121

Financial liabilities:
Deposits	2,168,964	2,177,608	2,021,261	2,031,984
FHLB advances	558,000	563,527	575,000	575,465

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

Trading securities: Fair values were based on quoted market prices.

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

Federal Home Loan Bank stock: The carrying amount approximates fair value.

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

Off-Balance Sheet Financial Instruments: Commitments to originate loans had a notional amount of $61,023 at March 31, 2002. The carrying value of the commitments is zero as all are cancelable and not readily marketable. Standby letters of credit had a notional amount of $1,421 at March 31, 2002.

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

At the time of the conversion, the Bank established a liquidation account in the amount of $109,347, which is equal to its total retained earnings as of September 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 2002 is $24,150.

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

Condensed Balance Sheets

	March 31,
	2002	2001
Assets

Cash and cash equivalents	$ 6,286	4,002
Equity securities available-for-sale	9,464	7,329
Trust preferred securities available-for-sale	5,052	4,952
Trading securities, at fair value	2,334	2,375
Residential loans	237	241
Construction loans	-	478
Investment in Bank subsidiary	259,588	236,586
Other assets	5,240	3,034
Total assets	$ 288,201	258,997

Liabilities and Stockholders' Equity

Other liabilities	$ 4,124	999
Stockholders' equity	284,077	257,998
Total liabilities and stockholders' equity	$ 288,201	258,997

Condensed Statements of Earnings

	Year ended March 31,
	2002	2001	2000

Interest and other income	$ 1,949	1,182	2,596
Provision for loan losses	-	3,012	-
General and administrative expense	3,416	3,416	3,032
Earnings before equity in undistributed earnings of subsidiary before income taxes	(1,467)	(5,246)	(436)
Dividend from Bank subsidiary	4,150	-	27,000
Equity in earnings (loss) of subsidiary before income taxes	58,442	54,297	20,249
Earnings before income taxes	61,125	49,051	46,813
Income taxes	25,761	20,791	20,215
Net earnings	$ 35,364	28,260	26,598

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Condensed Statements of Cash Flows
	Year Ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net earnings	$ 35,364	28,260	26,598
Adjustments to reconcile net earnings to cash used by operating activities:
Amortization of premiums on investments and mortgage-backed securities	6	5	14
(Gains) losses on trading securities	107	1,490	(1,676)
Provision for loan losses	-	3,012	-
(Increase) decrease in trading securities	(66)	76	1,985
Amortization of unearned stock-based compensation	3,013	4,125	4,258
Losses on sale of mortgage-backed securities and investments available-for-sale	-	156	290
Undistributed (earnings) loss of subsidiary	(22,671)	(31,409)	53
(Increase) decrease in other assets	(2,206)	(897)	170
Increase (decrease) in other liabilities	2,606	(877)	(493)
Net cash provided by operating activities	16,153	3,941	31,199

Cash flow from investing activities:
Increase in real estate held for investment	-	460	780
(Increase) decrease in residential loans	4	(241)
Decrease in construction loans	478	1,303	-
(Increase) decrease in equity securities available-for-sale	(1,085)	2,111	1,400
Decrease in trust preferred securities	-	-	7,891
Net cash provided by (used in) investing activities	(603)	3,633	10,071

Cash flows from financing activities:
Proceeds from exercise of stock options	3,780	595	574
Purchase of treasury stock	(13,532)	(2,567)	(42,968)
Cash dividends	(3,513)	(2,961)	(2,272)
Net cash used in financing activities	(13,265)	(4,933)	(44,666)
Net (decrease) increase in cash during the year	2,285	2,641	(3,396)

Cash and cash equivalents, beginning of year	4,002	1,361	4,757

Cash and cash equivalents, end of year	$ 6,287	4,002	1,361

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

(24) Earnings Per Share

A reconciliation of the components used to derive basic and diluted earnings per share for March 31, 2002, 2001 and 2000 follows:

	Net Earnings	Weighted Average Shares Outstanding	Per Share Amount
2002 (1)
Basic earnings per share	$ 35,364	11,756,653	$ 3.01
Effect of dilutive stock options and awards	-	1,396,513.32
Diluted earnings per share	$ 35,364	13,153,166	$ 2.69
2001 (2)
Basic earnings per share	$ 28,260	11,656,482	$ 2.42
Effect of dilutive stock options and awards	-	1,165,077.22
Diluted earnings per share	$ 28,260	12,821,559	$ 2.20
2000 (3)
Basic earnings per share	$ 26,598	12,111,323	$ 2.20
Effect of dilutive stock options and awards	-	1,072,707.18
Diluted earnings per share	$ 26,598	13,184,030	$ 2.02

(1) Options to purchase 527,899 shares of common stock at a weighted average price of $26.66 per share were outstanding during the fiscal year ended March 31, 2002 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between November 28, 2006 and February 27, 2007, were still outstanding at March 31, 2002.

(2) Options to purchase 8,433 shares of common stock at a weighted average price of $21.00 per share were outstanding during the fiscal year ended March 31, 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at March 31, 2001.

(3) Options to purchase 10,094 shares of common stock at a weighted average price of $20.93 per share were outstanding during the fiscal year ended March 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002 and November 23, 2004, were still outstanding at March 31, 2000.

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

(25) Quarterly Results of Operations (Unaudited)
	Three Months Ended
	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	Total 2002

Net interest income	$ 25,138	27,877	29,344	28,748	111,107
Provision for loan losses	1,250	1,250	1,250	1,250	5,000
Other income	4,304	3,711	4,652	4,376	17,043
Other expenses	14,508	14,695	16,270	16,552	62,025
Earnings before income taxes	13,684	15,643	16,476	15,322	61,125
Income taxes	5,760	6,575	6,923	6,503	25,761
Net earnings	$ 7,924	9,068	9,553	8,819	35,364
Basic earnings per share	$ 0.68	0.77	0.81	0.75	3.01
Diluted earnings per share	$ 0.60	0.68	0.72	0.67	2.69

	Three Months Ended
	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	Total 2001

Net interest income	$ 24,044	23,085	24,563	24,786	96,478
Provision for loan losses	1,251	1,251	1,251	1,251	5,004
Other income	3,696	4,208	2,688	3,727	14,319
Other expenses	13,483	13,877	14,373	15,009	56,742
Earnings before income taxes	13,006	12,165	11,627	12,253	49,051
Income taxes	5,639	5,088	4,908	5,156	20,791
Net earnings	$ 7,367	7,077	6,719	7,097	28,260
Basic earnings per share	$ 0.63	0.61	0.57	0.61	2.42
Diluted earnings per share	$ 0.59	0.55	0.52	0.54	2.20

(26) Incorporation of New Subsidiary

On January 25, 2002 Glencrest Investment Advisors, Inc. ("Glencrest") was incorporated in the State of Delaware. Glencrest is a wholly owned subsidiary of the Company. Glencrest will function as a Registered Investment Advisor. It will be engaged in offering portfolio management services to individuals and institutions such as foundations and endowments, pension plans and charitable organizations.

Independent Auditors Report

The Board of Directors and Stockholders
PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Orange County, California
April 18, 2002

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with PFF Bancorp, Inc.'s Annual Meeting of Stockholders to be held on September 18, 2002 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers Who Are Not Directors" is incorporated herein by reference.

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
The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2002.
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

PFF BANCORP, INC.
DATED: June 21, 2002	BY:/s/ LARRY M. RINEHART
Larry M. Rinehart
President, Chief Executive Officerand Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ LARRY M. RINEHART		June 21, 2002
Larry M. Rinehart	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ GREGORY C. TALBOTT		June 21, 2002
Gregory C. Talbott	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/
Donald R. DesCombes	Director

/s/ ROBERT W. BURWELL		June 21, 2002
Robert W. Burwell	Director

/s/ WILLIAM T. DINGLE		June 21, 2002
William T. Dingle	Director

/s/ CURTIS W. MORRIS		June 21, 2002
Curtis W. Morris	Director

/s/
Robert D. Nichols	Director

/s/ JIL H. STARK		June 21, 2002
Jil H. Stark	Director

/s/
Stephen C. Morgan	Director