Form 10-Q
period 2002-06-30
PFF BANCORP INC
filed 2002-08-14
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

The registrant had 13,062,289 shares of common stock, par value $.01 per share, outstanding as of August 12, 2002.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Index
(Unaudited)

PART I - FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2002	March 31, 2002

Assets
Cash and cash equivalents	$ 53,827	105,965
Loans held for sale at lower of cost or fair value	64	106
Investment securities held-to-maturity (estimated fair value of $784 at June 30, 2002, and $703 at March 31, 2002)	702	703
Investment securities available-for-sale, at fair value	106,635	93,820
Mortgage-backed securities available-for-sale, at fair value	171,668	196,580
Collateralized mortgage obligations available-for-sale, at fair value	60,568	62,778
Trading securities, at fair value	2,136	2,334
Loans receivable, net	2,534,855	2,494,667
Federal Home Loan Bank (FHLB) stock, at cost	32,571	35,133
Accrued interest receivable	15,267	15,653
Real estate acquired through foreclosure, net	288	507
Property and equipment, net	21,936	21,575
Prepaid expenses and other assets	12,046	13,111
Total assets	$ 3,012,563	3,042,932

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 2,188,184	2,168,964
FHLB advances	488,000	558,000
Accrued expenses and other liabilities	36,744	31,891
Total liabilities	2,712,928	2,758,855
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,615,005 and 20,412,351; outstanding 13,261,438 and 13,058,784 at June 30, 2002, and March 31, 2002, respectively	204	203
Additional paid-in capital	140,445	135,540
Retained earnings, substantially restricted	168,916	161,123
Unearned stock-based compensation	(5,353)	(5,750)
Treasury stock (7,353,567 at June 30, 2002, and March 31, 2002)	(73)	(73)
Accumulated other comprehensive losses	(4,504)	(6,966)
Total stockholders' equity	299,635	284,077
Total liabilities and stockholders' equity	$ 3,012,563	3,042,932

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2002	2001

Interest income:
Mortgage loans	$ 37,656	41,668
Non-mortgage loans	5,830	6,781
Mortgage-backed securities	2,604	4,600
Collateralized mortgage obligations	490	1,153
Investment securities and deposits	2,043	2,769
Total interest income	48,623	56,971
Interest expense:
Interest on deposits	14,751	23,217
Interest on borrowings	5,629	8,615
Total interest expense	20,380	31,832
Net interest income	28,243	25,139
Provision for loan losses	1,000	1,250
Net interest income after provision for loan losses	27,243	23,889
Non-interest income:
Deposit and related fees	2,726	2,361
Loan and servicing fees	1,141	1,067
Trust fees	549	553
Gain on sales of assets, net	66	187
Gain (loss) on trading securities, net	(209)	93
Other non-interest income	39	42
Total non-interest income	4,312	4,303
Non-interest expense:
General and administrative:
Compensation and benefits	9,663	7,839
Occupancy and equipment	2,855	2,921
Marketing and professional services	1,538	1,606
Other non-interest expense	2,419	2,135
Total general and administrative	16,475	14,501
Foreclosed real estate operations, net	(105)	7
Total non-interest expense	16,370	14,508
Earnings before income taxes	15,185	13,684
Income taxes	6,332	5,760
Net earnings	$ 8,853	7,924

Basic earnings per share (2001 restated)	$ 0.70	0.64
Weighted average shares outstanding for basic earnings per share calculation (2001 restated)	12,600,125	12,357,224
Diluted earnings per share (2001 restated)	$ 0.68	0.61
Weighted average shares outstanding for diluted earnings per share calculation (2001 restated)	13,046,236	12,886,555

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2002	2001

Net earnings	$ 8,853	7,924

Other comprehensive earnings (losses), net of $1,797 and ($378) income taxes (benefit) at June 30, 2002 and 2001, respectively:
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	1,600	418
Collateralized mortgage obligations available-for-sale, at fair value	(586)	(565)
Mortgage-backed securities available-for-sale, at fair value	1,546	(376)
Reclassification of realized gains included in earnings	(98)	1
Other comprehensive earnings (losses)	2,462	(522)
Comprehensive earnings	$ 11,315	7,402

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Earnings(Loss)	Total

Balance at March 31, 2002	13,058,784	$ 203	$ 135,540	$ 161,123	$ (5,750)	$ (73)	$ (6,966)	$284,077

Net earnings	-	-	-	8,853	-	-	-	8,853
Amortization of shares under stock-based compensation plans	-	-	932	-	397	-	-	1,329
Stock options exercised	202,654	1	2,512	-	-	-	-	2,513
Cash dividends ($.08 per share)	-	-	-	(1,060)	-	-	-	(1,060)
Other comprehensive loss, net of income tax	-	-	-	-	-	-	2,462	2,462
Tax benefit from stock options	-	-	1,461	-	-	-	-	1,461
Balance at June 30, 2002	13,261,438	$ 204	$ 140,445	$ 168,916	$ (5,353)	$ (73)	$ (4,504)	$299,635

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net earnings	$ 8,853	7,924
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	201	202
Amortization of deferred loan origination fees	(123)	1,056
Loan fees collected	7	25
Dividends on FHLB stock	(486)	(783)
Provisions for losses on loans	1,000	1,250
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(185)	(207)
(Gains) losses on trading securities	209	(93)
Depreciation and amortization of property and equipment	674	750
Loans originated for sale	(921)	(8,102)
Proceeds from sale of loans held-for-sale	1,012	7,100
Amortization of unearned stock-based compensation	1,329	1,549
Increase in accrued expenses and other liabilities	4,516	17,591
(Increase) decrease in:
Accrued interest receivable	386	546
Prepaid expenses and other assets	1,065	(1,292)
Net cash provided by operating activities	17,537	27,516

Cash flows from investing activities:
Loans originated for investment	(392,735)	(336,340)
Increase in construction loans in process	24,783	63,955
Purchases of loans held-for-investment	(62,567)	(104,992)
Principal payments on loans	388,688	354,230
Principal payments on mortgage-backed securities available-for-sale	27,538	31,225
Principal payments on collateralized mortgage obligations available-for-sale	1,173	5,519
Purchases of investment securities available-for-sale	(20,006)	(81,380)
Redemption of FHLB stock	3,048	10,184
Purchases of mortgage-backed securities available-for-sale	-	(15,094)
	(Continued)

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Proceeds from maturities of investment securities available-for-sale	$ -	39,881
Proceeds form sale of investment securities available-for-sale	10,000	-
Proceeds from sale of real estate	765	296
Purchases of property and equipment	(1,035)	(191)
Net cash provided by (used in) investing activities	(20,348)	(32,707)
Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	-	93,200
Repayment of FHLB advances and other borrowings	(70,000)	(98,200)
Net change in deposits	19,220	25,767
Proceeds from exercise of stock options	2,513	235
Cash dividends	(1,060)	(747)
Net cash provided by (used in) financing activities	(49,327)	20,255
Net increase in cash and cash equivalents	(52,138)	15,064
Cash and cash equivalents, beginning of period	105,965	51,526
Cash and cash equivalents, end of period	$ 53,827	66,590
Supplemental information:
Interest paid, including interest credited	$ 20,730	32,286
Non-cash investing and financing activities:
Net transfers from loans receivable to real estate acquired through foreclosure	545	507

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1) Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. (the "Bancorp") and its subsidiaries PFF Bank & Trust and Glencrest Investment Advisers, Inc. (collectively, "the Company"). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc (collectively, "the Bank"). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. and PFF Financial Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three months ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003.

(2)  New Accounting Pronouncements

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring )." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of this statement will not have a material effect on the Company.

PFF BANCORP, INC. AND SUBSIDIARIES
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

	For the Three Months Ended June 30,
	2002 (1)			2001 (2) (3)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 8,853			$ 7,924

Basic EPS
Earnings available to common stockholders	8,853	12,600,125	$ 0.70	7,924	12,357,224	$ 0.64

Effect of Dilutive Securities
Options and Stock Awards		446,111			529,331

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 8,853	13,046,236	$ 0.68	$ 7,924	12,886,555	$ 0.61

(1) The exercise price of all options was less than the average market price of the common shares outstanding during the three month period ending June 30, 2002. As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.

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

(3) Diluted and basic weighted average shares and per-share amounts for the three months ended June 30, 2001, have been restated to reflect the correction of an error in previous periods. Diluted and basic weighted average shares as previously presented were 13,122,552 and 11,721,986, respectively as of June 30, 2001. Diluted and basic EPS amounts as previously presented were $0.60 and $0.68, respectively as of June 30, 2001. The increase to diluted EPS resulted from the appropriate inclusion of the tax benefits associated with non-qualified stock options in the computation of diluted weighted average shares under the treasury stock method. The impact of these tax benefits was erroneously excluded from the previous computations of diluted weighted average shares. The adjustments to basic weighted average shares relate to the vesting of stock awards over a five-year period following the March 1996 IPO. These shares were correctly included in the calculation of diluted EPS, but were erroneously excluded from the calculation of basic EPS over the last four fiscal years.

PFF BANCORP, INC. AND SUBSIDIARIES
Item 2: Management's Discussion and Analysis of Financial Condition and Operations

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended June 30, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 67,708	$ 269	1.59%	$ 68,164	$ 841	4.95%
Investment securities, net	123,248	1,303	4.24	64,534	1,220	7.58
Loans receivable, net	2,491,000	43,486	6.99	2,301,185	48,449	8.42
Mortgage-backed securities, net	176,700	2,604	5.89	282,782	4,600	6.51
Collateralized mortgage obligations, net	61,686	490	3.18	82,121	1,153	5.62
FHLB stock	33,292	471	5.67	39,749	708	7.14
Total interest-earning assets	2,953,634	48,623	6.59	2,838,535	56,971	8.03
Non-interest-earning assets	57,564			96,796
Total assets	$3,011,198			$2,935,331

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 130,503	276	0.85	$ 124,478	524	1.69
Money market accounts	445,058	2,764	2.49	422,985	4,210	3.99
NOW and other demand deposit accounts	572,792	2,368	1.66	266,775	538	0.81
Certificate accounts	1,034,649	9,343	3.62	1,214,635	17,945	5.93
Total	2,183,002	14,751	2.71	2,028,873	23,217	4.59
FHLB advances and other borrowings	511,500	5,629	4.41	600,911	8,615	5.75
Total interest-bearing liabilities	2,694,502	20,380	3.03	2,629,784	31,832	4.86
Non-interest-bearing liabilities	21,743			41,706
Total liabilities	2,716,245			2,671,490
Stockholders' Equity	294,953			263,841
Total liabilities and stockholders' equity	$3,011,198			$2,935,331
Net interest income		$ 28,243			$ 25,139
Net interest spread			3.56			3.17
Effective interest spread			3.82			3.54
Ratio of interest-earning assets to interest-bearing liabilities	109.62%			107.94%

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

	Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ (6)	(570)	4	(572)
Investment securities, net	1,110	(537)	(490)	83
Mortgage-backed securities, net	(1,726)	(435)	165	(1,996)
Collateralized mortgage obligations, net	(287)	(501)	125	(663)
Loans receivable, net	4,015	(8,468)	(510)	(4,963)
FHLB stock	(115)	(145)	23	(237)
Total interest-earning assets	2,991	(10,656)	(683)	(8,348)

Interest-bearing liabilities:
Savings accounts	25	(261)	(12)	(248)
Money market accounts	220	(1,581)	(85)	(1,446)
NOW and other demand deposit accounts	618	564	648	1,830
Certificate accounts	(2,661)	(6,989)	1,048	(8,602)
FHLB advances and other borrowings	(1,282)	(2,001)	297	(2,986)
Total interest-bearing liabilities	(3,080)	(10,268)	1,896	(11,452)
Change in net interest income	$ 6,071	(388)	(2,579)	3,104

PFF BANCORP, INC. AND SUBSIDIARIES
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

Critical Accounting Policies

Note 1 to the Unaudited Consolidated Financial Statements for the quarter ended June 30, 2002, contains a summary of significant accounting policies. The Company believes the policies with respect to the methodology for determination of the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, including the recoverability of goodwill and other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

General

The following discussion compares the results of operations for the three month period ended June 30, 2002 with the same period ended June 30, 2001 and our consolidated financial condition at June 30, 2002 to March 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

The Company recorded net earnings of $8.9 million or $0.68 per diluted share for the three months ended June 30, 2002 compared to net earnings of $7.9 million or $0.61 per diluted share for the comparable period of 2001.

Net interest income increased 12 percent or $3.1 million from $25.1 million for the three months ended June 30, 2001 to $28.2 million for the comparable period of 2002. The increase in net interest income reflects a 39 basis point increase in net interest spread from 3.17% for the three months ended June 30, 2001 to 3.56% for the comparable period of 2002. Average interest-earning assets increased 4 percent or $115.1 million from $2.84 billion for the three months ended June 30, 2001 to $2.95 billion for the comparable period of 2002.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

Provision for loan losses was $1.0 million for the three months ended June 30, 2002 compared to $1.3 million for the comparable period of 2001.

Total non-interest income, was $4.3 million for both the three months ended June 30, 2001 and 2002. Total non-interest expense increased from $14.5 million for the three months ended June 30, 2001 to $16.4 million for the comparable period of 2002.

Interest Income

Interest income decreased $8.3 million from $57.0 million for the three months ended June 30, 2001 to $48.6 million for the comparable period of 2002. The decrease in interest income was attributable to a 144 basis point decrease in average yield on interest-earning assets from 8.03 percent for the three months ended June 30, 2001 to 6.59 percent for the comparable period of 2002.

Reflecting a dramatically lower interest rate environment during the past year, the average yield on loans receivable, net decreased 143 basis points from 8.42% for the three months ended June 30, 2001 to 6.99% for the comparable period of 2002. Approximately 89 percent of the Company's loans receivable are adjustable rate. This does not include approximately 23 percent of the portfolio comprised of hybrid adjustable rate mortgages that are still in their initial fixed rate periods. The average yield on the aggregate balance of mortgage-backed securities, collateralized mortgage obligations and investment securities (collectively "securities") fell 164 basis points from 6.50% for the three months ended June 30, 2001 to 4.87% for the comparable period of 2002. The decrease in the average yield on securities also reflects the impact on the decrease in the general level of interest rates.

The downward influence on average yield on interest-earning assets exerted by the decrease in the general level of interest rates was partially mitigated by the following two factors.

(1) The proportion of average interest-earning assets comprised by loans receivable, net increased from 81 percent for the three months ended June 30, 2001 to 84 percent for the comparable period of 2002. The average balance of loans receivable, net, increased $189.8 million from $2.30 billion for the three months ended June 30, 2001 to $2.49 billion for the comparable period of 2002. These increases were offset by a corresponding $67.8 million decrease in securities from $429.4 million for the three months ended June 30, 2001 to $361.6 million for the comparable period of 2002.

(2) Between the quarters ended June 30, 2001 and 2002, the average balance of construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") increased from 39 percent to 42 percent of average loans receivable, net. This represents a $164.8 million increase in the Four-Cs from $892.6 million for the three months ended June 30, 2001 to $1.06 billion for the comparable period of 2002. Originations of the Four-Cs represented 82% and 87% of total loan originations for the three months ended June 30, 2002 and 2001, respectively.

Interest Expense

Interest expense decreased $11.5 million from $31.8 million for the three months ended June 30, 2001 to $20.4 million for the comparable period of 2002. The decrease in interest expense was attributable to a 183 basis point decrease in the average cost of interest-bearing liabilities during the 2002 period, which was offset by an increase in average interest-bearing liabilities of $64.7 million from $2.63 billion for the three months ended June 30, 2001 to $2.69 billion for the comparable period of 2002.
The 183 basis point decrease in the average cost of interest-bearing liabilities reflects a 188 basis point decrease in the average cost of deposits, and a 134 basis point decrease in the average cost of FHLB advances and other borrowings. Strong growth in deposits resulted in an increase in the proportion of total interest-bearing liabilities comprised by deposits from 77% for the three months ended June 30, 2001 to 81% for the comparable period of 2002. The average balance of total deposits increased $154.1 million from $2.03 billion for the three months ended June 30, 2001 to $2.18 billion for the comparable period of 2002. The average balance of FHLB advances decreased $89.4 million from $600.9 million for the three months ended June 30, 2001 to $511.5 million for the comparable period of 2002.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

The average cost of deposits decreased from 4.59% for the three months ended June 30, 2001 to 2.71% for the comparable period of 2002 reflecting strong growth in the lower cost categories of deposits coupled with the decrease in the general level of market interest rates experienced during the respective time periods. The average balances of money market, savings and NOW accounts (collectively, "core deposits") increased $334.1 million from $814.2 million or 40% of average total deposits of $2.03 billion for the three months ended June 30, 2001 to $1.15 billion or 53% of average total deposits of $2.18 billion for the comparable period of 2002. The average cost of core deposits was 1.89% for the three months ended June 30, 2002 compared to 2.60% for the comparable period of 2001.

Provision for Loan Losses

Provision for loan losses was $1.0 million for the three months ended June 30, 2002 compared to $1.3 million for the comparable period of 2001. Although there have been no significant increases in payment delinquencies or non-performing assets, the Company believes that the additional provision for loan losses is prudent, given the weaknesses in the general economic environment and to reflect the general growth in loan portfolio balances during the 2002 period.

The provision for loan losses is a result of management's periodic analysis of risks inherent in our loan portfolio from time to time, as well as the adequacy of the allowance for loan losses. It is our policy to provide valuation allowances for estimated losses on loans based upon past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and anticipated economic conditions in the Company's market area. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing assets. For additional discussion on our allowance for loan losses, see "Comparison of Financial Condition at June 30, 2002 and March 31, 2002."

Non-Interest Income

Non-interest income was $4.3 million for both the three months ended June 30, 2001 and 2002. As a result of the growth in core deposits, deposit and related fees increased $365,000 from $2.4 million for the three months ended June 30, 2001 to $2.7 million for the comparable period of 2002. During the three months ended June 30, 2002, the Company incurred a net loss of $209,000 on trading securities activity compared to a net gain of $93,000 for the comparable period of 2001.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

Non-Interest Expense

Non-interest expense increased from $14.5 million for the three months ended June 30, 2001 to $16.4 million for the comparable period of 2002. General and administrative expense increased from $14.5 million or 1.98%, on an annualized basis, of average assets for the three months ended June 30, 2001 to $16.5 million or 2.19%, on an annualized basis, of average assets for the comparable period of 2002.

Compensation and benefits expense accounted for $1.8 million of the $2.0 million increase in general and administrative expense between the three months ended June 30, 2001 and 2002. The increase in compensation and benefits from $7.8 million for the three months ended June 30, 2001 to $9.7 million for the comparable period of 2002 reflects increases in staff necessary to handle higher volumes of the Four-Cs and core deposits. The Company's opening of a registered investment advisor, Glencrest Investment Advisors, Inc. (Glencrest) in April 2002 also contributed to the increase in operating expenses. During the three months ended June 30, 2002, operating expenses associated with Glencrest totaled $475,000, of which $240,000 was attributable to compensation and benefits expense.

Income Taxes

Income taxes were $6.3 million for the three months ended June 30, 2002 compared to $5.8 million for the comparable period of 2001. The effective tax rates were 41.7% and 42.1% for the three months ended June 30, 2002 and 2001, respectively.

Comparison of Financial Condition at June 30, 2002 and March 31, 2002

Total assets decreased $30.4 million from $3.04 billion at March 31, 2002 to $3.01 billion at June 30, 2002. Loans receivable, net increased $40.2 million from $2.49 billion at March 31, 2002 to $2.53 billion at June 30, 2002. The aggregate balance of securities decreased $14.3 million from $353.9 million at March 31, 2002 to $339.6 million at June 30, 2002. The $52.1 million decrease in cash and cash equivalents during the quarter reflects the utilization of excess liquidity to fund loan growth and pay down FHLB advances.

The Company's level of non-performing assets continued to improve from the level of March 31, 2002. Non-accrual loans decreased to $3.7 million or 0.13 percent of gross loans at June 30, 2002, from $4.5 million or 0.16 percent of gross loans at March 31, 2002. At June 30, 2002, the allowance for loan losses was $32.0 million or 1.11 percent of gross loans and 862.28 percent of non-accrual loans compared to $31.4 million or 1.11 percent of gross loans and 697.80 percent of non-accrual loans at March 31, 2002. The growth in the loan portfolio and an assessment of current asset quality resulted in a provision for loan losses of $1.0 million for the quarter ended June 30, 2002, compared to $1.3 million for the comparable period of 2001.

The progress of the 296 home residential development project in Castaic, California on which the Bank has loans outstanding at June 30, 2002, aggregating $23.8 million continues to meet or exceed recent projections. As of June 30, 2002, 214 of the 296 homes have been sold and closed with an additional 43 homes in escrow. The additional 43 homes in escrow are currently under construction. The remaining 36 unsold production homes are expected to be built and sold during calendar year 2002 or the beginning of 2003, along with the sale of the three existing models. During the quarter ended June 30, 2002, 20 homes closed escrow, and an additional 33 homes entered escrow. The $18.2 million loan to a business equipment leasing company that was classified as "substandard" at March 31, 2002 has continued to perform in accordance with its original contractual terms and continues to exhibit no evidence of impairment.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

The allowance for loan losses is maintained at an amount management considers adequate to cover losses on loans receivable, which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends and the composition of the loan portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. The Company will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate. The following table sets forth activity in the Bank's allowance for loan losses.

Three Months Ended
June 30, 2002
(Dollars in thousands)
Balance at March 31, 2002	$31,359
Provision for loan losses	1,000
Charge-offs, net	(379)
Recoveries	2
Balance at June 30, 2002	$31,982

Total liabilities decreased $45.9 million from $2.76 billion at March 31, 2002 to $2.71 billion at June 30, 2002. Deposits increased $19.2 million from $2.17 billion at March 31, 2002 to $2.19 billion at June 30, 2002. Core deposits increased $118.7 million from $1.08 billion at March 31, 2002 to $1.20 billion at June 30, 2002. FHLB advances were paid down by $70.0 million during the quarter to $488.0 million at June 30, 2002.

Total stockholders' equity was $299.6 million at June 30, 2002 compared to $284.1 million at March 31, 2002. The $15.6 million increase in total stockholders' equity is comprised principally of a $7.8 million increase in retained earnings, substantially restricted, and a $4.9 million increase in additional paid-in-capital. The $7.8 million increase in retained earnings, substantially restricted reflects the $8.9 million of net earnings for the three months ended June 30, 2002 partially offset by a quarterly cash dividend of $0.08 per common share paid on June 28, 2002 to shareholders of record as of June 14, 2002. $4.0 million of the $4.9 million increase in additional paid-in-capital reflects the exercise of 203,000 stock options issued to employees along with the tax benefit to the Company arising therefrom and the remaining $932,000 was attributable to amortization of shares under the company's ESOP.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. Effective July 11, 2001 the OTS adopted a rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility. The Bank's average liquidity ratio was 6.35% for the three months ended June 30, 2002. Management's strategy is to invest excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank has invested in corporate securities when the yields thereon have been more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank has invested in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceeded the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $17.5 million and $27.5 million for the three months ended June 30, 2002 and 2001, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Principal payments on loans were $388.7 million and $354.2 million for the three months ended June 30, 2002 and 2001, respectively. Disbursements on loans originated and purchased, including loans held for sale, were $456.2 million and $449.4 million for the three months ended June 30, 2002 and 2001, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $20.0 million and $96.5 million for the three months ended June 30, 2002 and 2001, respectively. Proceeds from the maturation of investment securities and paydowns of mortgage-backed securities and collateralized mortgage obligations were $28.7 million and $76.6 million for the three months ended June 30, 2002 and 2001, respectively. Proceeds from sale of investment securities were $10.0 million and zero for the three months ended June 30, 2002 and 2001, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances and other borrowings. The net increases in deposits were $19.2 million and $25.8 million for the three months ended June 30, 2002 and 2001, respectively. FHLB advances and other borrowings decreased $70.0 million and $5.0 million for the three months ended June 30, 2002 and 2001, respectively.

At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $272.3 million, or 9.11% of adjusted total assets, which is above the required level of $44.8 million, or 1.5%; core capital of $272.3 million, or 9.11% of adjusted total assets, which is above the required level of $119.6 million, or 4.0%; and total risk-based capital of $300.6 million, or 13.29% of risk-weighted assets, which is above the required level of $181.0 million, or 8.0%.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2002 cash and short-term investments totaled $53.8 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At June 30, 2002, the Bank has $488.0 million of FHLB advances outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At June 30, 2002, the Bank had outstanding commitments to originate and purchase loans of $656.0 million and zero respectively, compared to $633.1 million and zero, respectively, at June 30, 2001. At June 30, 2002, and 2001 the Company had no outstanding commitments to purchase securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2002 totaled $771.4 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

Segment Reporting

The Company, through the branch network of the Bank and Glencrest, provides a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time, and savings deposits; real estate, business and consumer lending; ATM processing; cash management; trust services; and portfolio management services. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 2002 Form 10-K, as there have been no significant changes in these disclosures during the three months ended June 30, 2002.

PART II - OTHER INFORMATION
PFF BANCORP, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

The Company and subsidiaries have been named as defendants in various lawsuits arising in the normal course of business. The outcome of the lawsuits cannot be predicted, but the Company intends to vigorously defend the actions and is of the opinion that the lawsuits will not have a material adverse effect on the Company.

Item 2.	Changes in Securities and Use of Proceeds
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matter to a Vote of Security Holders.
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K.
(a)(3)	Exhibits

(a)	The following exhibits are filed as part of this report:
3.1	Certificate of Incorporation of PFF Bancorp, Inc. *
3.2	Bylaws of PFF Bancorp, Inc. *
99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on form 8-K
None

*Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on December 8, 1995, SEC Registration Number 33-94860.

PFF BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: August 14, 2002	BY:/s/ LARRY M. RINEHART
Larry M. Rinehart President, Chief Executive Officer and Director

DATED: August 14, 2002	BY:/s/ GREGORY C. TALBOTT
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer