Form 10-K/A
period 2001-03-31
PFF BANCORP INC
filed 2002-09-06
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On August 14, 2002, the Company announced that it would restate the weighted average shares used to calculate basic and diluted earnings per share (EPS). As a result, basic and diluted EPS for the fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997 and all interim periods within those fiscal years presented herein have been restated. These revisions do not reflect any changes to previously reported net earnings, but rather corrections of computational errors in the determination of weighted average shares used to calculate EPS. Information regarding the effect of the restatement on the consolidated financial statements is included in Note 24 to the consolidated financial statements. This amendment does not otherwise attempt to update the information in the originally filed form 10-K to reflect events after the original filing date.

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

Prior to the conversion, the Bank's historical focus had been on attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family residential mortgage loans. To a lesser extent, the Bank engaged and continues to engage in secondary market activities, the origination of multi-family mortgage loans and investment in mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMO") and other investment securities (collectively "securities"). The Bank's current asset generation emphasis is on originating commercial, construction and land (primarily tract construction), commercial real estate and consumer loans (collectively the "Four-Cs"). The Bank's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are deposits and Federal Home Loan Bank ("FHLB") advances and other borrowings, principal and interest payments on loans and investment securities. Scheduled payments on loans and investment securities are a relatively stable source of funds, while prepayments on loans and investment securities and deposit flows are subject to significant fluctuation. The Bank engages in trust activities through its trust department and offers certain annuity and mutual fund non-deposit investment products through its subsidiary.

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
(4)At March 31, 2001 the Bancorp's $3.0 million loan for the Castaic development is included in non-accrual and TDR loans.

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

The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended March 31,
	2001	2000	1999
	(Dollars in thousands)
Net deposits (withdrawals)	$ 22,662	16,047	24,561
Sale of branch deposits	-	(45,859)	-
Interest credited on deposit accounts	92,065	92,808	78,153
Total increase in deposit accounts	$ 114,727	62,996	102,714

At March 31, 2001, the Bank had $427.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
(Dollars in thousands)
Three months or less	$ 70,130	6.34%
Over three through six months	203,256	6.43
Over six through 12 months	108,163	6.06
Over 12 months	45,716	6.41
Total	$ 427,265	6.32

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

	At March 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Selected Balance Sheet Data:

Total assets	$2,886,431	3,034,023	2,935,980	2,812,384	2,535,767
Investment securities held-to-maturity	702	701	709	714	15,718
Investment securities available-for-sale	59,137	87,810	82,387	92,908	63,210
Mortgage-backed securities held-to-maturity	-	-	556	1,373	5,490
Mortgage-backed securities available-for-sale	302,964	381,277	525,560	481,620	486,009
Collateralized mortgage obligations available-for-sale	82,315	85,653	102,700	223,502	24,909
Trading securities	2,375	4,318	4,271	-	-
Investment in real estate	-	4,928	6,371	731	1,113
Loans held for sale	583	7,362	3,531	701	736
Loans receivable, net(1)	2,285,307	2,326,702	2,026,081	1,827,614	1,819,209
Deposits	2,021,261	1,906,534	1,843,538	1,740,824	1,711,049
FHLB advances and other borrowings	575,000	884,000	814,000	785,886	530,000
Stockholders' equity, substantially restricted	257,998	221,831	242,665	254,278	265,526

(continued on next page)

	For the Year Ended March 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share amounts)

Selected Operating Data:

Interest income	$ 240,356	215,328	206,955	191,368	168,515
Interest expense	143,471	126,539	130,356	118,517	99,306
Net interest income	96,885	88,789	76,599	72,851	69,209
Provision for loan losses	5,004	4,000	4,020	7,099	13,661
Net interest income after provision for loan losses	91,881	84,789	72,579	65,752	55,548
Non-interest income	13,912	17,252	15,548	14,280	10,227
Non-interest expense:
General and administrative expense	57,066	55,506	54,960	51,560	49,381
SAIF recapitalization assessment	-	-	-	-	10,900
Foreclosed real estate operations, net	(324)	(278)	(45)	473	(325)
Total non-interest expense	56,742	55,228	54,915	52,033	59,956
Earnings before income taxes	49,051	46,813	33,212	27,999	5,819
Income taxes	20,791	20,215	14,208	12,019	3,087
Net earnings	$ 28,260	26,598	19,004	15,980	2,732
Basic earnings per share (as restated) (2)	$ 2.32	2.13	1.35	0.99	0.15
Diluted earnings per share (as restated) (2)	$ 2.24	2.05	1.30	0.95	0.15

(continued on next page)

	At or for the Year Ended March 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Performance Ratios (3):
Return on average assets	0.95%	0.90	0.64	0.60	0.12
Return on average equity	11.81	11.91	7.92	6.07	0.96
Average equity to average assets	8.04	7.54	8.08	9.87	12.10
Equity to total assets at end of period	8.94	7.31	8.27	9.04	10.47
Net interest spread (4)	2.94	2.83	2.47	2.41	2.52
Effective interest spread (5)	3.32	3.10	2.71	2.82	3.05
Average interest-earning assets to average interest-bearing liabilities	107.72	106.22	105.16	108.98	112.04
Core efficiency ratio (6)	50.82	53.43	60.01	59.18	62.16
General and administrative expense to average assets	1.92	1.87	1.85	1.93	2.10
Regulatory Capital Ratios (3)(7):
Tangible capital	8.28	6.77	6.95	7.10	8.46
Core capital	8.28	6.77	6.95	7.10	8.46
Risk-based capital	12.72	11.00	12.52	14.17	16.54
Asset Quality Ratios (3):
Non-performing loans as a percent of gross loans receivable (8)(9)	0.45	0.21	0.50	0.88	1.24
Non-performing assets as a percent of total assets (9)	0.41	0.23	0.56	0.88	1.23
Allowance for loan losses as a percent of gross loans receivable (8)	1.22	1.09	1.18	1.33	1.47
Allowance for loan losses as a percent of non-performing loans (9)	270.20	512.96	237.56	151.27	118.72
Number of full-service customer facilities	24	23	24	23	23
Loan originations	$1,049,535	1,268,324	987,604	557,428	499,667

(1) The allowances for loan losses at March 31, 2001, 2000, 1999, 1998, and 1997 were $31.0 million $27.8 million, $26.2 million, $26.0 million, and $27.7 million, respectively.
(2) See Note 24 of the accompanying Notes to the Consolidated Financial Statements regarding the restatement of the earnings per share data.
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

March 31, 2001
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 12 Months	More than 12 Months to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total	Fair Value
	(Dollars in thousands)
Interest-earning assets:
Cash, investment securities, collateralized mortgage obligations and FHLB stock (1)	$ 189,925	-	-	-	-	52,251	242,176	242,241
Loans and mortgage-backed securities: (1)
Mortgage-backed securities	64,908	51,976	82,519	83,018	16,703	3,840	302,964	302,964
Loans receivable, net	1,168,567	338,956	255,543	292,424	174,032	56,368	2,285,890	2,297,168
Total loans and mortgage-backed securities	1,233,475	390,932	338,062	375,442	190,735	60,208	2,588,854	2,599,550
Total interest-earning assets	1,423,400	390,932	338,062	375,442	190,735	112,459	2,831,030	2,842,373
Non-interest earning assets	-	-	-	-	-	55,401	55,401	55,401
Total assets	$ 1,423,400	390,932	338,062	375,442	190,735	167,860	2,886,431	2,897,774

Interest-bearing liabilities:
Fixed maturity deposits	$ 397,098	398,857	293,429	104,030	23,578	368	1,217,360	1,228,086
Core deposits (2)	201,781	201,782	400,338	-	-	-	803,901	803,898
Total deposits	598,879	600,639	693,767	104,030	23,578	368	2,021,261	2,031,984
Borrowings (3)	305,000	105,000	140,000	25,000	-	-	575,000	575,465
Total interest-bearing liabilities	903,879	705,639	833,767	129,030	23,578	368	2,596,261	2,607,449
Non-interest bearing liabilities	-	-	-	-	-	32,172	32,172	32,172
Equity	-	-	-	-	-	257,998	257,998	257,998
Total liabilities and stockholders' equity	$ 903,879	705,639	833,767	129,030	23,578	290,538	2,886,431	2,897,619
Interest sensitivity gap	$ 519,521	(314,707)	(495,705)	246,412	167,157	(122,678)	-
Cumulative interest sensitivity gap	519,521	204,814	(290,891)	(44,479)	122,678	-	-
Cumulative interest sensitivity gap as a percentage of total assets	18.00%	7.10	(10.08)	(1.54)	4.25	0.00
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	157.48	112.73	88.09	98.27	104.73	109.04

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

	Year Ended March 31,
	2001			2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)

Assets:

Interest-earning assets:
Interest-earning deposits and short-term investments	$ 32,979	$ 2,011	6.10%	$ 35,688	$ 1,656	4.64%	$ 40,037	$ 1,921	4.80%
Investment securities, net	88,290	6,386	7.23	92,208	5,935	6.44	102,626	6,633	6.46
Mortgage-backed securities, net	338,956	22,274	6.57	437,549	27,910	6.38	596,185	37,471	6.29
Collateralized mortgage obligations, net	86,267	6,393	7.41	92,637	5,893	6.36	167,538	10,209	6.09
Loans receivable, net	2,323,919	199,918	8.60	2,162,492	171,618	7.94	1,872,869	148,013	7.90
FHLB stock	46,094	3,374	7.32	43,752	2,316	5.29	47,778	2,708	5.67
Total interest-earning assets	2,916,505	240,356	8.24	2,864,326	215,328	7.52	2,827,033	206,955	7.32
Non-interest-earning assets	59,426			98,750			139,799
Total assets	$2,975,931			$2,963,076			$2,966,832

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Passbook accounts	$ 128,955	2,756	2.14	$ 141,103	3,156	2.24	$ 147,702	3,405	2.31
Money market savings accounts	385,973	18,684	4.84	401,394	17,649	4.40	290,917	13,131	4.51
NOW and other demand deposit accounts	239,064	1,957	0.82	212,752	1,366	0.64	188,130	1,293	0.69
Certificate accounts	1,178,726	71,592	6.07	1,101,254	57,149	5.19	1,153,199	61,705	5.35
Total	1,932,718	94,989	4.91	1,856,503	79,320	4.27	1,779,948	79,534	4.47
FHLB advances and other borrowings	774,750	48,482	6.26	840,091	47,219	5.62	908,298	50,822	5.60
Total interest-bearing liabilities	2,707,468	143,471	5.30	2,696,594	126,539	4.69	2,688,246	130,356	4.85
Non-interest-bearing liabilities	29,215			43,157			38,729
Total liabilities	2,736,683			2,739,751			2,726,975
Stockholders' equity	239,248			223,325			239,857
Total liabilities and stockholders' equity	$2,975,931			$2,963,076			$2,966,832
Net interest income		$ 96,885			$ 88,789			$ 76,599
Net interest spread			2.94			2.83			2.47
Effective interest spread			3.32			3.10			2.71
Ratio of interest-earning assets to interest- bearing liabilities	107.72%			106.22%			105.16%

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

The average yield on loans receivable, net increased 4 basis points from 7.90% for fiscal 1999 to 7.94% for fiscal 2000 reflecting the Bank's increased emphasis on the origination of the Four-Cs. The disbursed balance of the Four-C's increased $252.8 million during fiscal 2000 to $736.5 million or 32% of loans receivable, net at March 31, 2000 from $483.7 million or 24% of loans receivable, net at March 31, 1999.

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

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

	Year Ended March 31,
	2001	2000	1999

Interest income:
Mortgage loans	$ 171,592	148,720	133,972
Non-mortgage loans	28,326	22,898	14,041
Mortgage-backed securities	22,274	27,910	37,471
Collateralized mortgage obligations	6,393	5,893	10,209
Investment securities and deposits	11,771	9,907	11,262
Total interest income	240,356	215,328	206,955
Interest on deposits (note 10)	94,989	79,320	79,534
Interest on borrowings (note 11)	48,482	47,219	50,822
Total interest expense	143,471	126,539	130,356
Net interest income	96,885	88,789	76,599
Provision for loan losses (note 7)	5,004	4,000	4,020
Net interest income after provision for loan losses	91,881	84,789	72,579
Non-interest income:
Deposit and related fees	8,969	9,136	8,637
Trust fees	1,846	2,098	1,891
Loan and servicing fees (note 20)	3,447	3,471	2,780
Gain (loss) on sale of assets, net (note 20)	557	(1,017)	698
Gain (loss) on trading securities, net	(1,490)	1,677	569
Gain on sale of branch	-	1,468	-
Other non-interest income	583	419	973
Total non-interest income	13,912	17,252	15,548
Non-interest expense:
General and administrative:
Compensation and benefits (note 13)	30,332	29,475	27,997
Occupancy and equipment	11,792	11,690	12,098
Marketing and professional services	6,310	5,114	4,708
Other non-interest expense (note 16)	8,632	9,227	10,157
Total general and administrative	57,066	55,506	54,960
Foreclosed real estate operations, net (note 6)	(324)	(278)	(45)
Total non-interest expense	56,742	55,228	54,915
Earnings before income taxes	49,051	46,813	33,212
Income taxes (note 14)	20,791	20,215	14,208
Net earnings	$ 28,260	26,598	19,004

Basic earnings per share (as restated) (Note 24)	$ 2.32	2.13	1.35
Weighted average shares outstanding for basic earnings per share (as restated) (Note 24)	12,182,855	12,492,643	14,124,509
Diluted earnings per share (as restated) (Note 24)	$ 2.24	2.05	1.30
Weighted average shares outstanding for diluted earnings per share (as restated) (Note 24)	12,640,281	13,002,791	14,575,721

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

(1) The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options.

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

	2001	2000	1999

Net earnings:
As reported	$28,260	26,598	19,004
Pro forma	26,584	25,051	17,533
Earnings per share - Basic (as restated) (2)
As reported	2.32	2.13	1.35
Pro forma	2.18	2.01	1.24
Earnings per share - Diluted (as restated) (2)
As reported	2.24	2.05	1.30
Pro forma	2.10	1.93	1.20

(2) See Note 24 regarding this restatement.

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

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:
	March 31, 2001	Taxes (Benefit)	March 31, 2000	Taxes (Benefit)	March 31, 1999
Deferred tax assets:
Allowance for real estate loan losses	$ (10,381)	430	(10,811)	(774)	(10,037)
California franchise tax	(2,787)	(41)	(2,746)	(950)	(1,796)
Accrued expenses	(750)	48	(798)	681	(1,479)
Core deposit intangibles amortization	(223)	(21)	(202)	(21)	(181)
Non-accrual interest	(263)	(142)	(121)	363	(484)
Unrealized gains (loss) on securities available-for-sale, net	(1,586)	5,155	(6,741)	(7,534)	793
Other	(2,397)	(323)	(2,074)	(189)	(1,885)
	(18,387)	5,106	(23,493)	(8,424)	(15,069)
Deferred tax liabilities:
Deferred loan origination fees	17,519	1,252	16,267	2,651	13,616
Unredeemed FHLB stock dividends	7,773	635	7,138	1,061	6,077
Pension plan liability	1,126	353	773	584	189
Accumulated depreciation	(544)	(204)	(340)	(183)	(157)
Customer early withdrawal Penalty depreciation	58	(37)	95	(38)	133
Accrued interest on pre-1985 loans	72	(8)	80	11	69
Excess servicing rights Amortization	79	(1)	80	-	80
Other	153	90	63	(920)	983
	26,236	2,080	24,156	3,166	20,990
Net deferred tax liability	$ 7,849	7,186	663	(5,258)	5,921

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
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$262,994	12.72%	$165,449	>8.00%	$206,811	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	237,838	8.28	114,869	>4.00	143,586	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	237,838	11.50	-	- (1)	124,087	>6.00
Tangible capital (to tangible assets)	237,838	8.28	43,076	>1.50	-	- (1)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$226,857	11.00%	$164,937	= 8.00%	$206,171	= 10.00%
Tier 1 (Core) capital (to adjusted total assets)	204,638	6.77	120,981	= 4.00	151,226	= 5.00
Tier 1(Core) capital (to risk-weighted assets)	204,638	9.75	-	- (1)	123,702	= 6.00
Tangible capital (to tangible assets)	204,638	6.77	45,368	= 1.50	-	- (1)

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

At the time of the conversion, the Bank established a liquidation account in the amount of $109,347, which is equal to its total retained earnings as of September 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequet increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 200 is $28,268.

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

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

(24) Earnings Per Share

Effect of Restatement

On August 14, 2002, the Company announced that it would restate the weighted average shares used to calculate basic and diluted earnings per share (EPS). This restatement does not reflect any change to previously reported net earnings, but rather corrections of computational errors in the determination of weighted average shares used to calculate earnings per share. The increase to diluted EPS results from the appropriate inclusion of the tax benefits associated with non-qualified stock options in the computation of diluted weighted average shares under the treasury stock method. The impact of these tax benefits was erroneously excluded from the previous computations of diluted weighted average shares. The adjustments to basic weighted average shares relate to the vesting of stock awards over a five-year period following the March 1996 IPO. These shares were correctly included in the calculation of diluted EPS, but were erroneously excluded from the calculation of basic EPS.

Diluted and basic EPS as previously reported and restated are as follows:

Fiscal Year Ended	Diluted EPS		Basic EPS
March 31,	As Previously Reported	As Restated	As Previously Reported	As Restated
1997	$0.15	$0.15	$0.15	$0.15
1998	$0.95	$0.96	$1.00	$0.99
1999	$1.29	$1.30	$1.37	$1.35
2000	$2.02	$2.05	$2.20	$2.13
2001	$2.20	$2.24	$2.42	$2.32

Weighted average shares outstanding for diluted and basic EPS as previously reported and restated are as follows:
Fiscal Year Ended	Weighted average shares outstanding for diluted EPS		Weighted average shares outstanding for basic EPS
March 31,	As Previously Reported	As Restated	As Previously Reported	As Restated
1997	17,999,167	17,998,709	17,819,870	17,819,870
1998	16,795,096	16,617,211	16,055,127	16,126,114
1999	14,716,682	14,575,721	13,876,440	14,124,509
2000	13,184,030	13,002,791	12,111,323	12,492,643
2001	12,821,559	12,640,281	11,656,482	12,182,855

The effect of dilutive stock options and awards on weighted average shares outstanding and per share amounts as previously reported and restated is as follows:
Fiscal Year Ended	Effect of dilutive stock options and awards- weighted average shares outstanding		Effect of dilutive stock options and awards - per share amount
March 31,	As Previously Reported	As Restated	As Previously Reported	As Restated
1997	179,297	178,839	$0.00	$0.00
1998	739,969	491,097	$0.05	$0.03
1999	840,242	451,212	$0.08	$0.05
2000	1,072,707	510,148	$0.18	$0.08
2001	1,165,077	457,426	$0.22	$0.08

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

Annual Disclosure

A reconciliation of the components used to derive basic and diluted earnings per share for the years ended March 31, 2001, 2000 and 1999 follows:
	Net Earnings	Weighted Average Shares Outstanding	Per Share Amount
		(as restated)	(as restated)
2001 (1)
Basic earnings per share	$ 28,260	12,182,855	$ 2.32
Effect of dilutive stock options and awards	-	457,426.08
Diluted earnings per share	$ 28,260	12,640,281	$ 2.24
2000 (2)
Basic earnings per share	$ 26,598	12,492,643	$ 2.13
Effect of dilutive stock options and awards	-	510,148.08
Diluted earnings per share	$ 26,598	13,002,791	$ 2.05
1999 (3)
Basic earnings per share	$ 19,004	14,124,509	$ 1.35
Effect of dilutive stock options and awards	-	451,212.05
Diluted earnings per share	$ 19,004	14,575,721	$ 1.30

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

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

(25) Quarterly Results of Operations (Unaudited)

Effect of Restatement

As discussed in Note 24, on August 14, 2002, the Company announced that it would restate the weighted average shares used to calculate basic and diluted earnings per share (EPS). This restatement does not reflect any change to previously reported net earnings, but rather corrections of computational errors in the determination of weighted average shares used to calculate earnings per share. The increase to diluted EPS results from the appropriate inclusion of the tax benefits associated with non-qualified stock options in the computation of diluted weighted average shares under the treasury stock method. The impact of these tax benefits was erroneously excluded from the previous computations of diluted weighted average shares. The adjustments to basic weighted average shares relate to the vesting of stock awards over a five-year period following the March 1996 IPO. These shares were correctly included in the calculation of diluted EPS, but were erroneously excluded from the calculation of basic EPS.

Diluted and basic EPS as previously reported and restated are as follows:
For the Quarter Ended	Diluted EPS		Basic EPS
	As Previously Reported	As Restated	As Previously Reported	As Restated
June 30, 1999	$0.47	$0.48	$0.51	$0.50
September 30, 1999	$0.47	$0.48	$0.52	$0.51
December 31, 1999	$0.59	$0.60	$0.65	$0.63
March 31, 2000	$0.48	$0.49	$0.52	$0.50
June 30, 2000	$0.59	$0.60	$0.63	$0.61
September 30, 2000	$0.55	$0.56	$0.61	$0.58
December 31, 2000	$0.52	$0.53	$0.57	$0.55
March 31, 2001	$0.54	$0.55	$0.61	$0.58

Weighted average shares outstanding for diluted and basic EPS as previously reported and restated are as follows:
For the Quarter Ended	Weighted average shares outstanding for diluted EPS		Weighted average shares outstanding for basic EPS
	As Previously Reported	As Restated	As Previously Reported	As Restated
June 30, 1999	13,546,247	13,379,818	12,547,461	12,882,083
September 30, 1999	13,299,542	13,089,082	12,129,514	12,464,136
December 31, 1999	13,324,001	13,101,500	12,095,794	12,510,437
March 31, 2000	12,550,262	12,441,064	11,672,492	12,114,033
June 30, 2000	12,409,259	12,335,619	11,609,116	12,054,513
September 30, 2000	12,877,091	12,683,311	11,665,742	12,111,139
December 31, 2000	12,909,442	12,721,315	11,692,108	12,276,826
March 31, 2001	13,053,863	12,810,687	11,658,491	12,289,876

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

The effect of dilutive stock options and awards on weighted average shares outstanding and per share amounts as previously reported and restated is as follows:
For the Quarter Ended	Effect of dilutive stock options and awards- weighted average shares outstanding		Effect of dilutive stock options and awards - per share amount
	As Previously Reported	As Restated	As Previously Reported	As Restated
June 30, 1999	998,786	497,735	$0.04	$0.02
September 30, 1999	1,170,028	624,946	$0.05	$0.03
December 31, 1999	1,228,207	591,063	$0.06	$0.03
March 31, 2000	877,770	327,031	$0.04	$0.01
June 30, 2000	800,143	281,106	$0.04	$0.01
September 30, 2000	1,211,349	572,172	$0.06	$0.02
December 31, 2000	1,217,334	444,489	$0.05	$0.02
March 31, 2001	1,395,372	520,811	$0.07	$0.03

Annual Disclosure

The tables below show basic and diluted earnings per share computed on a quarterly basis for the years ended March 31, 2001 and 2000.  The sum of the computation of earnings per share on a quarterly basis will not necessarily equal the computation on an annual basis.
	Three Months Ended
	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	Total 2001

Net interest income	$ 24,121	23,166	24,656	24,942	96,885
Provision for loan losses	1,251	1,251	1,251	1,251	5,004
Other income	3,619	4,127	2,595	3,571	13,912
Other expenses	13,483	13,877	14,373	15,009	56,742
Earnings before income taxes	13,006	12,165	11,627	12,253	49,051
Income taxes	5,639	5,088	4,908	5,156	20,791
Net earnings	$ 7,367	7,077	6,719	7,097	28,260
Basic earnings per share (as restated) (1)	$ 0.61	0.58	0.55	0.58	2.32
Diluted earnings per share (as restated) (1)	$ 0.60	0.56	0.53	0.55	2.24

	Three Months Ended
	June 30, 1999	September 30, 1999	December 31, 1999	March 31, 2000	Total 2000

Net interest income	$ 21,227	22,247	22,574	22,741	88,789
Provision for loan losses	1,000	1,000	1,000	1,000	4,000
Other income	4,251	3,552	6,022	3,427	17,252
Other expenses	13,214	13,643	13,872	14,499	55,228
Earnings before income taxes	11,264	11,156	13,724	10,669	46,813
Income taxes	4,860	4,840	5,880	4,635	20,215
Net earnings	$ 6,404	6,316	7,844	6,034	26,598
Basic earnings per share (as restated) (1)	$ 0.50	0.51	0.63	0.50	2.13
Diluted earnings per share (as restated) (1)	$ 0.48	0.48	0.60	0.49	2.05

(1) See Note 24 regarding this restatement.

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

As discussed in Note 24 to the consolidated financial statements, the earnings per share data for each of the years in the three-year period ended March 31, 2001 have been restated.

                                                                            /s/KPMG LLP

Orange County, California
April 19, 2001, except for Note 24,
Earnings Per Share, as to which
the date is August 14, 2002

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(3) Exhibits

(a)	The following exhibits are filed as part of this report or are incorporate by reference herein:

3.1	Certificate of Incorporation of PFF Bancorp, Inc. (1)
3.2	Bylaws of PFF Bancorp, Inc. (1)
4.0	Stock Certificate of PFF Bancorp, Inc. (1)
10.1	Form of Employment Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
10.2	Form of Change in Control Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
10.3	Form of PFF Bank & Trust Employee Severance Compensation Plan (1)
10.4	Capital Accumulation Plan for Employees of Pomona First Federal Savings and Loan Association (1)
10.5	PFF Bancorp, Inc. 1996 Incentive Plan (2)
10.6	Form of Non-Statutory Stock Option Agreement for officer and employees of PFF Bancorp, Inc. (3)
10.7	Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)
10.8	Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc. (3)
10.9	Form of Stock Award and Stock Option Agreement for Outside Directors of PFF Bancorp, Inc. (3)
10.10	The Pomona First Federal Bank & Trust Restated Supplemental Executive Retirement Plan (3)
10.11	The Pomona First Federal Bank & Trust Directors' Deferred Compensation Plan (3)
10.12	PFF Bancorp, Inc. 1999 Incentive Plan (4)
21	Subsidiary information is incorporated herein by reference to "Part I- Subsidiary Activities."
23	Consent of KPMG LLP
99.1	Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust (5)
99.2	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
(b)	Report on Form 8-K None

The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2001.

(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.
(2)Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated September 16, 1996.
(3) Incorporated herein by reference from the Form 10-K filed on June 20, 1997.
(4) Incorporated herein by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders dated September 22, 1999.
(5) Incorporated herein by reference from the Form 10-K filed on June 28, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

BY:/s/ LARRY M. RINEHART
DATED: August 16, 2002	Larry M. Rinehart President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ LARRY M. RINEHART		August 16, 2002
Larry M. Rinehart	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ GREGORY C. TALBOTT		August 16, 2002
Gregory C. Talbott	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ DONALD R. DESCOMBES		August 16, 2002
Donald R. DesCombes	Director

/s/ ROBERT W. BURWELL		August 16, 2002
Robert W. Burwell	Director

William T. Dingle	Director

/s/ CURTIS W. MORRIS		August 16, 2002
Curtis W. Morris	Director

Jil H. Stark	Director

/s/ STEPHEN C. MORGAN		August 16, 2002
Stephen C. Morgan	Director

CERTIFICATION

I, Larry M. Rinehart, certify that:

1. I have reviewed this annual report on Form 10-K of PFF Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 4, 2002	/s/ Larry M. Rinehart
Larry M. Rinehart
President, Chief Executive Officer and Director

CERTIFICATION

I, Gregory C. Talbott, certify that:

1. I have reviewed this annual report on Form 10-K of PFF Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 4, 2002	/s/ Gregory C. Talbott
Gregory C. Talbott
Executive Vice President, Chief Financial Officer and Treasurer