Form 10-K/A
period 2002-03-31
PFF BANCORP INC
filed 2002-09-06
CIK 1004969

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

EXPLANATORY NOTE

On August 14, 2002, the Company announced that it would restate the weighted average shares used to calculate basic and diluted earnings per share (EPS). As a result, basic and diluted EPS for the fiscal years ended March 31, 2002, 2001, 2000, 1999, and 1998 and all interim periods within those fiscal years presented herein have been restated. These revisions do not reflect any changes to previously reported net earnings, but rather corrections of computational errors in the determination of weighted average shares used to calculate EPS. Information regarding the effect of the restatement on the consolidated financial statements is included in Note 24 to the consolidated financial statements. This amendment does not otherwise attempt to update the information in the originally filed form 10-K to reflect events after the original filing date

PART I

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

Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. sec. 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

	At March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Selected Balance Sheet Data:

Total assets	$3,042,932	2,886,431	3,034,023	2,935,980	2,812,384
Investment securities held-to- maturity	703	702	701	709	714
Investment securities available-for-sale	93,820	59,137	87,810	82,387	92,908
Mortgage-backed securities held-to-maturity	-	-	-	556	1,373
Mortgage-backed securities available-for-sale	196,580	302,964	381,277	525,560	481,620
Collateralized mortgage obligations available-for-sale	62,778	82,315	85,653	102,700	223,502
Trading securities	2,334	2,375	4,318	4,271	-
Investment in real estate	-	-	4,928	6,371	731
Loans held for sale	106	583	7,362	3,531	701
Loans receivable, net(1)	2,494,667	2,285,307	2,326,702	2,026,081	1,827,614
Deposits	2,168,964	2,021,261	1,906,534	1,843,538	1,740,824
FHLB advances and other borrowings	558,000	575,000	884,000	814,000	785,886
Stockholders' equity, substantially restricted	284,077	257,998	221,831	242,665	254,278

			(continued on next page)

	For the Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)

Selected Operating Data:

Interest income	$ 215,731	239,949	214,952	206,579	191,284
Interest expense	104,624	143,471	126,539	130,356	118,517
Net interest income	111,107	96,478	88,413	76,223	72,767
Provision for loan losses	5,000	5,004	4,000	4,020	7,099
Net interest income after provision for loan losses	106,107	91,474	84,413	72,203	65,668
Non-interest income	17,043	14,319	17,628	15,924	14,364
Non-interest expense:
General and administrative expense	62,127	57,066	55,506	54,960	51,560
Foreclosed real estate operations, net	(102)	(324)	(278)	(45)	473
Total non-interest expense	62,025	56,742	55,228	54,915	52,033
Earnings before income taxes	61,125	49,051	46,813	33,212	27,999
Income taxes	25,761	20,791	20,215	14,208	12,019
Net earnings	$ 35,364	28,260	26,598	19,004	15,980
Basic earnings per share (as restated) (8)	$ 2.84	2.32	2.13	1.35	1.00
Diluted earnings per share (as restated) (8)	$ 2.74	2.24	2.05	1.30	0.95

			(continued on next page)

	At or for the Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Performance Ratios (2):
Return on average assets	1.19%	0.95	0.90	0.64	0.60
Return on average equity	12.80	11.81	11.91	7.92	6.07
Average equity to average assets	9.28	8.04	7.54	8.08	9.87
Equity to total assets at end of period	9.34	8.94	7.31	8.27	9.04
Net interest spread (3)	3.51	2.93	2.81	2.46	2.40
Effective interest spread (4)	3.83	3.31	3.09	2.70	2.82
Average interest-earning assets to average interest-bearing liabilities	108.91	107.72	106.22	105.16	108.98
Efficiency ratio (5)	48.48	51.51	52.34	59.64	59.18
General and administrative expense to average assets	2.09	1.92	1.87	1.85	1.93
Regulatory Capital Ratios (2)(6):
Tangible capital	8.63	8.28	6.77	6.95	7.10
Core capital	8.63	8.28	6.77	6.95	7.10
Risk-based capital	12.87	12.72	11.00	12.52	14.17
Asset Quality Ratios (2):
Non-performing loans as a percent of gross loans receivable (7)	0.16	0.45	0.21	0.50	0.88
Non-performing assets as a percent of total assets (7)	0.16	0.41	0.23	0.56	0.88
Allowance for loan losses as a percent of gross loans receivable	1.11	1.22	1.09	1.18	1.33
Allowance for loan losses as a percent of non-performing loans (7)	697.80	270.20	512.96	237.56	151.27
Number of full-service customer facilities	24	24	23	24	23
Loan originations	$1,433,821	1,049,535	1,268,324	987,604	557,428

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
(4) Effective interest spread represents net interest income as a percent of average interest-earning assets.
(5) Efficiency ratio represents general and administrative expense as a percent of net interest income plus non-interest income.
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
(8) See Note 24 of accompanying Notes to Consolidated Financial Statements regarding the restatement of the earnings per share data.

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

	March 31, 2002
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 12 Months	More than 12 Months to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total	Fair Value
	(Dollars in thousands)
Interest-earning assets:
Cash, investment securities, collateralized mortgage obligations and FHLB stock (1)	$ 211,224	223	425	1,209	832	86,926	300,839	300,839
Loans and mortgage-backed securities: (1)
Mortgage-backed securities	29,011	29,583	46,472	61,646	11,784	18,084	196,580	196,580
Loans receivable, net	1,179,865	305,055	299,620	484,718	174,463	50,946	2,494,667	2,495,737
Total loans and mortgage-backed securities	1,208,876	334,638	346,092	546,364	186,247	69,030	2,691,247	2,692,317
Total interest-earning assets	1,420,100	334,861	346,517	547,573	187,079	155,956	2,992,086	2,993,156
Non-interest earning assets	-	-	-	-	-	50,846	50,846	50,846
Total assets	$ 1,420,100	334,861	346,517	547,573	187,079	206,802	3,042,932	3,044,002

Interest-bearing liabilities:
Fixed maturity deposits	$ 495,485	242,980	211,298	85,813	48,604	355	1,084,535	1,093,179
Core deposits (2)	271,401	271,401	541,627	-	-	-	1,084,429	1,084,429
Total deposits	766,886	514,381	752,925	85,813	48,604	355	2,168,964	2,177,608
Borrowings (3)	200,000	85,000	85,000	188,000	-	-	558,000	563,527
Total interest-bearing liabilities	966,886	599,381	837,925	273,813	48,604	355	2,726,964	2,741,135
Non-interest bearing liabilities	-	-	-	-	-	31,891	31,891	31,891
Equity	-	-	-	-	-	284,077	284,077	284,077
Total liabilities and stockholders' equity	$ 966,886	599,381	837,925	273,813	48,604	316,323	3,042,932	3,057,103
Interest sensitivity gap	$ 453,214	(264,520)	(491,408)	273,760	138,475	(109,521)	-
Cumulative interest sensitivity gap	453,214	188,694	(302,714)	(28,954)	109,521	-	-
Cumulative interest sensitivity gap as a percentage of total assets	14.89%	6.20	(9.95)	(0.95)	3.60	-
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	146.87	112.05	87.41	98.92	104.02	109.72

(1) Based upon contractual maturities, repricing date and forecasted principal payments assuming normal amortization and, where applicable prepayments.
(2) Assumes 100% of rate paying core deposits are subject to repricing in year one.
(3) Putable borrowings are presented based upon their contractual maturity date.

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

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

	Year Ended March 31,
	2002	2001	2000

Interest income:
Mortgage loans	$ 162,392	171,187	148,345
Non-mortgage loans	25,739	28,324	22,897
Mortgage-backed securities	15,610	22,274	27,910
Collateralized mortgage obligations	3,214	6,393	5,893
Investment securities and deposits	8,776	11,771	9,907
Total interest income	215,731	239,949	214,952
Interest on deposits	76,015	94,989	79,320
Interest on borrowings	28,609	48,482	47,219
Total interest expense	104,624	143,471	126,539
Net interest income	111,107	96,478	88,413
Provision for loan losses	5,000	5,004	4,000
Net interest income after provision for loan losses	106,107	91,474	84,413
Non-interest income:
Deposit and related fees	9,427	8,969	9,136
Trust fees	2,086	1,846	2,098
Loan and servicing fees	4,972	3,854	3,847
Gain (loss) on sale of assets, net	384	557	(1,017)
Gain (loss) on trading securities, net	(107)	(1,490)	1,677
Gain on sale of branch	-	-	1,468
Other non-interest income	281	583	419
Total non-interest income	17,043	14,319	17,628
Non-interest expense:
General and administrative:
Compensation and benefits	34,319	30,332	29,475
Occupancy and equipment	11,905	11,792	11,690
Marketing and professional services	6,969	6,310	5,114
Other non-interest expense	8,934	8,632	9,227
Total general and administrative	62,127	57,066	55,506
Foreclosed real estate operations, net	(102)	(324)	(278)
Total non-interest expense	62,025	56,742	55,228
Earnings before income taxes	61,125	49,051	46,813
Income taxes	25,761	20,791	20,215
Net earnings	$ 35,364	28,260	26,598

Basic earnings per share (as restated) (Note 24)	$ 2.84	2.32	2.13
Weighted average shares outstanding for basic earnings per share (as restated) (Note 24)	12,455,711	12,182,855	12,492,643
Diluted earnings per share (as restated) (Note 24)	$ 2.74	2.24	2.05
Weighted average shares outstanding for diluted earnings per share (as restated) (Note 24)	12,919,745	12,640,281	13,002,791

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

PFF BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows, Continued
(Dollars in thousands)

	Year Ended March 31,
	2002	2001	2000
Redemption of FHLB stock	$ 13,346	1,713	10,188
Purchases of mortgage-backed securities available-for-sale	(25,236)	-	-
Proceeds from maturities of investment securities available-for-sale	39,881	35,000	8,886
Proceeds from sale of investment securities available-for-sale	8,525	1,951	10,626
Proceeds from sale of real estate	1,977	2,993	8,515
Investment in or proceeds from real estate held for investment	-	5,155	1,443
Purchases of property and equipment	(1,651)	(3,968)	(2,345)
Proceeds from sale of property and equipment	-	-	933
Net cash provided by (used in) investing activities	(113,861)	161,575	(140,649)
Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	561,400	494,800	884,600
Repayment of FHLB advances and other borrowings	(578,400)	(803,800)	(814,600)
Net change in deposits	147,703	114,727	62,996
Proceeds from exercise of stock options	3,780	595	574
Cash dividends	(3,513)	(2,961)	(2,272)
Purchase of treasury stock	(13,532)	(2,567)	(42,968)
Net cash provided by (used in) financing activities	117,438	(199,206)	88,330
Net increase (decrease) in cash and cash equivalents	54,439	16,395	(28,659)
Cash and cash equivalents, beginning of year	51,526	35,131	63,790
Cash and cash equivalents, end of year	$ 105,965	51,526	35,131
Supplemental information:
Interest paid, including interest credited	$ 107,111	142,689	128,402
Income taxes paid	25,078	19,200	17,000
Loans to facilitate	256	-	-
Non-cash investing and financing activities:
Net transfers from loans receivable to real estate acquired through foreclosure	2,331	2,011	5,793

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

	2002	2001	2000

Net earnings:
As reported	35,364	28,260	26,598
Pro forma	33,469	26,584	25,051
Earnings per share - Basic (as restated) (2)
As reported	2.84	2.32	2.13
Pro forma	2.69	2.18	2.01
Earnings per share - Diluted (as restated) (2)
As reported	2.74	2.24	2.05
Pro forma	2.59	2.10	1.93

(2) See Note 24 regarding the restatement

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

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:
	March 31, 2002	Taxes (Benefit)	March 31, 2001	Taxes (Benefit)	March 31, 2000
Deferred tax assets:
Allowance for real estate loan losses	$ (12,324)	(1,943)	(10,381)	430	(10,811)
California franchise tax	(3,156)	(369)	(2,787)	(41)	(2,746)
Accrued expenses	(570)	180	(750)	48	(798)
Core deposit intangibles amortization	(243)	(20)	(223)	(21)	(202)
Non-accrual interest	(348)	(85)	(263)	(142)	(121)
Unrealized gains (loss) on securities available-for-sale, net	(911)	675	(1,586)	5,155	(6,741)
Other	(1,127)	1,270	(2,397)	(323)	(2,074)
	(18,679)	(292)	(18,387)	5,106	(23,493)
Deferred tax liabilities:
Deferred loan origination fees	18,918	1,399	17,519	1,252	16,267
Unredeemed FHLB stock dividends	6,416	(1,357)	7,773	635	7,138
Pension plan liability	828	(298)	1,126	353	773
Accumulated depreciation	(700)	(156)	(544)	(204)	(340)
Customer early withdrawal Penalty depreciation	23	(35)	58	(37)	95
Accrued interest on pre-1985 loans	77	5	72	(8)	80
Excess servicing rights Amortization	73	(6)	79	(1)	80
Other	(107)	(260)	153	90	63
	25,528	(708)	26,236	2,080	24,156
Net deferred tax liability	$ 6,849	(1,000)	7,849	7,186	663

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
(Dollars in thousands, except for share data)

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

 Diluted and basic EPS as previously reported and restated are as follows:

Fiscal Year Ended	Diluted EPS		Basic EPS
March 31,	As Previously Reported	As Restated	As Previously Reported	As Restated
1998	$0.95	$0.96	$1.00	$0.99
1999	$1.29	$1.30	$1.37	$1.35
2000	$2.02	$2.05	$2.20	$2.13
2001	$2.20	$2.24	$2.42	$2.32
2002	$2.69	$2.74	$3.01	$2.84

 Weighted average shares outstanding for diluted and basic EPS as previously reported and restated are as follows:

Fiscal Year Ended	Weighted average shares outstanding for diluted EPS		Weighted average shares outstanding for basic EPS
March 31,	As Previously Reported	As Restated	As Previously Reported	As Restated
1998	16,795,096	16,617,211	16,055,127	16,126,114
1999	14,716,682	14,575,721	13,876,440	14,124,509
2000	13,184,030	13,002,791	12,111,323	12,492,643
2001	12,821,559	12,640,281	11,656,482	12,182,855
2002	13,153,166	12,919,745	11,756,653	12,455,711

 The effect of dilutive stock options and awards on weighted average shares outstanding and per share amounts as previously reported and restated is as follows:

Fiscal Year Ended	Effect of dilutive stock options and awards- weighted average shares outstanding		Effect of dilutive stock options and awards - per share amount
March 31,	As Previously Reported	As Restated	As Previously Reported	As Restated
1998	739,969	491,097	$0.05	$0.03
1999	840,242	451,212	$0.08	$0.05
2000	1,072,707	510,148	$0.18	$0.08
2001	1,165,077	457,426	$0.22	$0.08
2002	1,396,513	464,034	$0.32	$0.10

Annual Disclosure

A reconciliation of the components used to derive basic and diluted earnings per share for the years ended March 31, 2002, 2001 and 2000 follows:
	Net Earnings	Weighted Average Shares Outstanding	Per Share Amount
		(as restated)	(as restated)
2002 (1)
Basic earnings per share	$ 35,364	12,455,711	$ 2.84
Effect of dilutive stock options and awards	-	464,034.10
Diluted earnings per share	$ 35,364	12,919,745	$ 2.74
2001 (2)
Basic earnings per share	$ 28,260	12,182,855	$ 2.32
Effect of dilutive stock options and awards	-	457,426.08
Diluted earnings per share	$ 28,260	12,640,281	$ 2.24
2000 (3)
Basic earnings per share	$ 26,598	12,492,643	$ 2.13
Effect of dilutive stock options and awards	-	510,148.08
Diluted earnings per share	$ 26,598	13,002,791	$ 2.05

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

 Diluted and basic EPS as previously reported and restated are as follows:

For the Quarter Ended	Diluted EPS		Basic EPS
	As Previously Reported	As Restated	As Previously Reported	As Restated
June 30, 2000	$0.59	$0.60	$0.63	$0.61
September 30, 2000	$0.55	$0.56	$0.61	$0.58
December 31, 2000	$0.52	$0.53	$0.57	$0.55
March 31, 2001	$0.54	$0.55	$0.61	$0.58
June 30, 2001	$0.60	$0.61	$0.68	$0.64
September 30, 2001	$0.68	$0.69	$0.77	$0.73
December 31, 2001	$0.72	$0.73	$0.81	$0.76
March 31, 2002	$0.67	$0.68	$0.75	$0.70

 Weighted average shares outstanding for diluted and basic EPS as previously reported and restated are as follows:

For the Quarter Ended	Weighted average shares outstanding for diluted EPS		Weighted average shares outstanding for basic EPS
	As Previously Reported	As Restated	As Previously Reported	As Restated
June 30, 2000	12,409,259	12,335,619	11,609,116	12,054,513
September 30, 2000	12,877,091	12,683,311	11,665,742	12,111,139
December 31, 2000	12,909,442	12,721,315	11,692,108	12,276,826
March 31, 2001	13,053,863	12,810,687	11,658,491	12,289,876
June 30, 2001	13,122,552	12,886,555	11,721,986	12,357,224
September 30, 2001	13,325,351	13,054,814	11,799,607	12,434,845
December 31, 2001	13,266,564	12,999,788	11,762,865	12,507,774
March 31, 2002	13,257,616	12,984,955	11,741,445	12,523,402

PFF BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

The effect of dilutive stock options and awards on weighted average shares outstanding and per share amounts as previously reported and restated is as follows:
For the Quarter Ended	Effect of dilutive stock options and awards- weighted average shares outstanding		Effect of dilutive stock options and awards - per share amount
	As Previously Reported	As Restated	As Previously Reported	As Restated
June 30, 2000	800,143	281,106	$0.04	$0.01
September 30, 2000	1,211,349	572,172	$0.06	$0.02
December 31, 2000	1,217,334	444,489	$0.05	$0.02
March 31, 2001	1,395,372	520,811	$0.07	$0.03
June 30, 2001	1,400,566	529,331	$0.08	$0.03
September 30, 2001	1,525,744	619,969	$0.09	$0.04
December 31, 2001	1,503,699	492,014	$0.09	$0.03
March 31, 2002	1,516,171	461,553	$0.08	$0.02

 Annual Disclosure

The tables below show basic and diluted earnings per share computed on a quarterly basis for the years ended March 31, 2002 and 2001.  The sum of the computation of earnings per share on a quarterly basis will not necessarily equal the computation on an annual basis.
	Three Months Ended
	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	Total 2002

Net interest income	$ 25,138	27,877	29,344	28,748	111,107
Provision for loan losses	1,250	1,250	1,250	1,250	5,000
Other income	4,304	3,711	4,652	4,376	17,043
Other expenses	14,508	14,695	16,270	16,552	62,025
Earnings before income taxes	13,684	15,643	16,476	15,322	61,125
Income taxes	5,760	6,575	6,923	6,503	25,761
Net earnings	$ 7,924	9,068	9,553	8,819	35,364
Basic earnings per share (as restated) (1)	$ 0.64	0.73	0.76	0.70	2.84
Diluted earnings per share (as restated) (1)	$ 0.61	0.69	0.73	0.68	2.74

	Three Months Ended
	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	Total 2001

Net interest income	$ 24,044	23,085	24,563	24,786	96,478
Provision for loan losses	1,251	1,251	1,251	1,251	5,004
Other income	3,696	4,208	2,688	3,727	14,319
Other expenses	13,483	13,877	14,373	15,009	56,742
Earnings before income taxes	13,006	12,165	11,627	12,253	49,051
Income taxes	5,639	5,088	4,908	5,156	20,791
Net earnings	$ 7,367	7,077	6,719	7,097	28,260
Basic earnings per share (as restated) (1)	$ 0.61	0.58	0.55	0.58	2.32
Diluted earnings per share (as restated) (1)	$ 0.60	0.56	0.53	0.55	2.24

(1) See Note 24 regarding this restatement.

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

104

Independent Auditors' Report

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

As discussed in Note 24 to the consolidated financial statements, the earnings per share data for each of the years in the three-year period ended March 31, 2002 have been restated

                                                                                    /s/KPMG LLP

Orange County, California
April 18, 2002, except for Note 24,
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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(3) Exhibits
(a)	The following exhibits are filed as part of this report or are incorporated herein by reference:
3.1	Certificate of Incorporation of PFF Bancorp, Inc. (1)
3.2	Bylaws of PFF Bancorp, Inc. (1)
4.0	Stock Certificate of PFF Bancorp, Inc. (1)
10.1	Form of Employment Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
10.2	Form of Change in Control Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
10.3	Form of PFF Bank & Trust Employee Severance Compensation Plan (1)
10.4	Capital Accumulation Plan for Employees of Pomona First Federal Savings and Loan Association (1)
10.5	PFF Bancorp, Inc. 1996 Incentive Plan (2)
10.6	Form of Non-Statutory Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)
10.7	Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)
10.8	Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc. (3)
10.9	Form of Stock Award and Stock Option Agreement for Outside Directors of PFF Bancorp, Inc. (3)
10.10	The Pomona First Federal Bank & Trust Restated Supplemental Executive Retirement Plan (3)
10.11	The Pomona First Federal Bank & Trust Directors' Deferred Compensation Plan (3)
10.12	PFF Bancorp, Inc. 1999 Incentive Plan (4)
21	Subsidiary information is incorporated herein by reference to "Part I- Subsidiary Activities."
23	Consent of KPMG LLP
99.1	Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust (5)
99.2	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
(b)	Report on Form 8-K None

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
(5) Incorporated herein by reference from the Form 10-K filed on June 27, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

BY:/s/ LARRY M. RINEHART Larry M. Rinehart DATED: August 16, 2002 President, Chief Executive Officer and Director

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

/s/
William T. Dingle	Director

/s/ CURTIS W. MORRIS		August 16, 2002
Curtis W. Morris	Director

/s/
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