Form 10-Q
period 2002-09-30
PFF BANCORP INC
filed 2002-11-14
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

 Yes X No__ .

The registrant had 12,670,038 shares of common stock, par value $.01 per share, outstanding as of November 12, 2002.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Index

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2002	March 31, 2002
Assets
Cash and cash equivalents	$ 41,895	$ 105,965
Loans held for sale at lower of cost or fair value	513	106
Investment securities held-to-maturity (estimated fair value of $5,958 at September 30, 2002 and $703 at March 31, 2002)	5,758	703
Investment securities available-for-sale, at fair value	115,803	93,820
Mortgage-backed securities available-for-sale, at fair value	145,229	196,580
Collateralized mortgage obligations available-for-sale, at fair value	58,559	62,778
Trading securities, at fair value	1,918	2,334
Loans receivable, net	2,568,711	2,494,667
Federal Home Loan Bank (FHLB) stock, at cost	29,009	35,133
Accrued interest receivable	14,445	15,653
Real estate acquired through foreclosure, net	257	507
Property and equipment, net	23,021	21,575
Prepaid expenses and other assets	14,581	13,111
Total assets	$ 3,019,699	$ 3,042,932

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 2,253,078	$ 2,168,964
FHLB advances	443,000	558,000
Accrued expenses and other liabilities	34,415	31,891
Total liabilities	2,730,493	2,758,855
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,654,443 and 20,412,351; outstanding 12,763,176 and 13,058,784 at September 30, 2002 and March 31, 2002, respectively	205	203
Additional paid-in capital	136,564	135,540
Retained earnings, substantially restricted	162,633	161,123
Unearned stock-based compensation	(4,869)	(5,750)
Treasury stock (7,891,267 and 7,353,567 at September 30, 2000 and March 31, 2002, respectively)	(79)	(73)
Accumulated other comprehensive loss	(5,248)	(6,966)
Total stockholders' equity	289,206	284,077
Total liabilities and stockholders' equity	$ 3,019,699	$ 3,042,932
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2002	2001	2002	2001

Interest income:
Mortgage loans	$ 36,118	$ 41,480	$ 73,774	$ 83,147
Non-mortgage loans	5,851	6,787	11,681	13,568
Mortgage-backed securities	2,141	4,176	4,745	8,776
Collateralized mortgage obligations	458	907	948	2,060
Investment securities and deposits	1,920	2,596	3,963	5,365
Total interest income	46,488	55,946	95,111	112,916
Interest expense:
Interest on deposits	13,976	19,813	28,727	43,030
Interest on borrowings	5,174	8,256	10,803	16,871
Total interest expense	19,150	28,069	39,530	59,901
Net interest income	27,338	27,877	55,581	53,015
Provision for loan losses	1,500	1,250	2,500	2,500
Net interest income after provision for loan losses	25,838	26,627	53,081	50,515
Non-interest income:
Deposit and related fees	2,655	2,377	5,381	4,738
Loan and servicing fees	1,427	1,165	2,568	2,232
Trust fees	534	531	1,083	1,084
Gain on sales of assets, net	56	71	123	258
Loss on trading securities, net	(233)	(454)	(442)	(361)
Other non-interest income	46	21	84	63
Total non-interest income	4,485	3,711	8,797	8,014
Non-interest expense:
General and administrative:
Compensation and benefits	8,958	8,232	18,621	16,071
Occupancy and equipment	2,886	2,735	5,741	5,656
Marketing and professional services	1,941	1,802	3,479	3,408
Other non-interest expense	2,217	1,929	4,636	4,064
Total general and administrative	16,002	14,698	32,477	29,199
Foreclosed real estate operations, net	(23)	(3)	(128)	4
Total non-interest expense	15,979	14,695	32,349	29,203
Earnings before income taxes	14,344	15,643	29,529	29,326
Income taxes	5,877	6,575	12,209	12,335
Net earnings	$ 8,467	$ 9,068	$ 17,320	$ 16,991

Basic earnings per share	$ 0.68	$ 0.73	$ 1.39	$ 1.37
Weighted average shares outstanding for basic earnings per share calculation	12,362,374	12,434,845	12,421,315	12,396,247
Diluted earnings per share	$ 0.65	$ 0.69	$ 1.33	$ 1.31
Weighted average shares outstanding for diluted earnings per share calculation	12,931,395	13,054,814	12,999,824	12,958,758
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2002	2001	2002	2001
Net earnings	$ 8,467	$ 9,068	$ 17,320	$ 16,991
Other comprehensive earnings (losses), net of income taxes (benefit) of $1,256 and ($102) at September 30, 2002 and 2001, respectively:
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	(500)	(808)	1,100	(390)
Collateralized mortgage obligations available-for-sale, at fair value	(4)	(314)	(590)	(879)
Mortgage-backed securities available-for-sale, at fair value	(238)	1,498	1,324	1,126
Reclassification of realized (gains)losses included in earnings	(2)	-	(116)	(3)

Other comprehensive earnings (losses)	(744)	376	1,718	(146)
Comprehensive earnings	$ 7,723	$ 9,444	$ 19,038	$ 16,845
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2002	13,058,784	$ 203	$ 135,540	$ 161,123	$ (5,750)	$ (73)	$ (6,966)	$ 284,077
Net earnings	-	-	-	17,320	-	-	-	17,320
Purchase of treasury stock	(537,700)	-	(5,371)	(12,540)	-	(6)	-	(17,917)
Amortization of shares under stock-based compensation plans	-	-	1,653	-	881	-	-	2,534
Stock options exercised	242,092	2	3,083	-	-	-	-	3,085
Cash dividends ($.08 per share paid for June and September 2002 and $.10 per share declared for December 2002)	-	-	-	(3,270)	-	-	-	(3,270)
Changes in unrealized losses on securities available for sale, net	-	-	-	-	-	-	1,718	1,718
Tax benefit from stock options	-	-	1,659	-	-	-	-	1,659
Balance at September 30, 2002	12,763,176	$ 205	$ 136,564	$ 162,633	$ (4,869)	$ (79)	$ (5,248)	$ 289,206
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$ 17,320	$ 16,991
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	408	432
Amortization of deferred loan origination fees	770	1,924
Loan fees collected	197	25
Dividends on FHLB stock	(949)	(1,368)
Provisions for losses on loans	2,500	2,500
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(271)	(327)
Losses on trading securities	442	361
Depreciation and amortization of property and equipment	1,334	1,507
Loans originated for sale	(2,582)	(7,941)
Proceeds from sale of loans held-for-sale	2,279	8,565
Amortization of unearned stock-based compensation	2,534	3,189
Increase in accrued expenses and other liabilities	2,927	5,473
(Increase) decrease in:
Accrued interest receivable	1,208	137
Prepaid expenses and other assets	(1,470)	(798)
Net cash provided by operating activities	26,647	30,670
Cash flows from investing activities:
Loans originated for investment	(886,066)	(706,794)
Increase in construction loans in process	77,205	91,786
Purchases of loans held for investment	(135,342)	(241,101)
Principal payments on loans	866,318	688,370
Principal payments on mortgage-backed securities available-for-sale	52,883	65,514
Principal payments on collateralized mortgage obligations available-for-sale	3,127	12,380
Purchases of investment securities held-to-maturity	(5,056)	-
Purchases of investment securities available-for-sale	(30,011)	(83,380)
Redemption of FHLB stock	7,073	13,346
Purchases of mortgage-backed securities available-for-sale	-	(15,094)
	(Continued)

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended September 30,
	2002	2001
Proceeds from maturities of investment securities available-for-sale	$ -	$ 39,881
Proceeds from sale of investment securities available-for-sale	10,000	8,525
Proceeds from sale of real estate	920	669
Purchases of property and equipment	(2,780)	(477)
Net cash used in investing activities	(41,729)	(126,375)
Cash flows from financing activities:
Proceeds from FHLB advances	44,000	470,400
Repayment of FHLB advances	(159,000)	(399,400)
Net change in deposits	84,114	17,358
Proceeds from exercise of stock options	3,085	1,229
Cash dividends	(3,270)	(2,609)
Purchase of treasury stock	(17,917)	(3,526)
Net cash (used in) provided by financing activities	(48,988)	83,452
Net decrease in cash and cash equivalents	(64,070)	(12,253)
Cash and cash equivalents, beginning of period	105,965	51,526
Cash and cash equivalents, end of period	$ 41,895	$ 39,273
Supplemental information:
Interest paid, including interest credited	$ 41,332	$ 60,554
Income taxes paid	7,750	2,650
Non-cash investing and financing activities:
Net transfers from loans receivable to real estate acquired through foreclosure	518	1,314
See accompanying notes to the unaudited consolidated financial statements.

  PFF BANCORP, INC. AND SUBSIDIARIES
  Notes to Unaudited Consolidated financial Statements

(1) Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. (the "Bancorp") and its subsidiaries PFF Bank & Trust and Glencrest Investment Advisers, Inc. (collectively, "the Company"). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc (collectively, "the Bank"). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. Glencrest Investment Advisers, Inc includes the accounts of PFF Financial Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003.

(2) New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. It is anticipated that the financial impact of this Statement will not have a material effect on the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. It is anticipated that the financial impact of SFAS 144 will not have a material effect on the Company.

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

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated financial Statements - Continued

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

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS 72"), and Financial Accounting Standards Board Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" and SFAS 142. Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective on October 1, 2002. It is anticipated that the financial impact of this statement will not have a material effect on the Company.

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

	For the Three Months Ended September 30,
	2002(1)			2001(2) (3)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 8,467			$ 9,068
Basic EPS
Earnings available to common stockholders	8,467	12,362,374	$ 0.68	9,068	12,434,845	$ 0.73
Effect of Dilutive Securities
Options and Stock Awards	-	569,021		-	619,969
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 8,467	12,931,395	$ 0.65	$ 9,068	13,054,814	$ 0.69

  No options to purchase shares of common stock were excluded from diluted EPS during the three month period ending September 30, 2002 because all options' exercise prices were less than the average market price of the common shares.

  No options to purchase shares of common stock were excluded from diluted EPS during the three month period ending September 30, 2001 because all options' exercise prices were less than the average market price of the common shares.

  Diluted and basic weighted average shares and per-share amounts for the three months ended September 30, 2001, have been restated to reflect the correction of an error in previous periods. Diluted and basic weighted average shares as previously presented were 13,326,041 and 11,800,297, respectively as of September 30, 2001. Diluted and basic EPS amounts as previously presented were $0.68 and $0.77, respectively as of September 30, 2001. The increase to diluted EPS resulted from the appropriate inclusion of the tax benefits associated with non-qualified stock options in the computation of diluted weighted average shares under the treasury stock method. The impact of these tax benefits was erroneously excluded from the previous computations of diluted weighted average shares. The adjustments to basic weighted average shares relate to the vesting of stock awards over a five-year period following the March 1996 IPO. These shares were correctly included in the calculation of diluted EPS, but were erroneously excluded from the calculation of basic EPS.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - Continued
	For the Six Months Ended September 30,
	2002(1)			2001(2) (3)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 17,320			$ 16,991
Basic EPS
Earnings available to common stockholders	17,320	12,421,315	$ 1.39	16,991	12,396,247	$ 1.37
Effect of Dilutive Securities
Options and Stock Awards	-	578,509		-	562,511
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 17,320	12,999,824	$ 1.33	$ 16,991	12,958,758	$ 1.31

  No options to purchase shares of common stock were excluded from diluted EPS during the six month period ending September 30, 2002 because all options' exercise prices were less than the average market price of the common shares.

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

  Diluted and basic weighted average shares and per-share amounts for the six months ended September 30, 2001, have been restated to reflect the correction of an error in previous periods. Diluted and basic weighted average shares as previously presented were 13,204,981 and 11,761,445, respectively as of September 30, 2001. Diluted and basic EPS amounts as previously presented were $1.29 and $1.44, respectively as of September 30, 2001. The increase to diluted EPS resulted from the appropriate inclusion of the tax benefits associated with non-qualified stock options in the computation of diluted weighted average shares under the treasury stock method. The impact of these tax benefits was erroneously excluded from the previous computations of diluted weighted average shares. The adjustments to basic weighted average shares relate to the vesting of stock awards over a five-year period following the March 1996 IPO. These shares were correctly included in the calculation of diluted EPS, but were erroneously excluded from the calculation of basic EPS over the last four fiscal years.

PFF BANCORP, INC. AND SUBSIDIARIES
Item 2: Management's Discussion and Analysis of Financial Condition and Operation

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended September 30, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.
	Three Months Ended September 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 51,984	$ 218	1.66%	$ 34,899	$ 473	5.38%
Investment securities, net	120,211	1,293	4.27	101,859	1,538	5.99
Loans receivable, net	2,529,249	41,969	6.62	2,372,246	48,267	8.14
Mortgage-backed securities, net	151,450	2,141	5.65	263,229	4,176	6.35
Collateralized mortgage obligations, net	60,109	458	3.05	74,734	907	4.85
FHLB stock	30,043	409	5.40	35,154	585	6.60
Total interest-earning assets	2,943,046	46,488	6.30	2,882,121	55,946	7.76
Non-interest-earning assets	71,206			89,292
Total assets	$3,014,252			$2,971,413
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 131,507	266	0.80	$ 124,328	444	1.42
Money market accounts	443,994	2,693	2.41	446,785	3,514	3.12
NOW and other demand deposit accounts	668,158	2,803	1.66	284,471	478	0.67
Certificate accounts	981,018	8,214	3.32	1,183,836	15,377	5.15
Total	2,224,677	13,976	2.49	2,039,420	19,813	3.85
FHLB advances	464,467	5,174	4.42	612,957	8,256	5.34
Total interest-bearing liabilities	2,689,144	19,150	2.83	2,652,377	28,069	4.20
Non-interest-bearing liabilities	32,837			45,567
Total liabilities	2,721,981			2,697,944
Stockholders' equity	292,271			273,469
Total liabilities and stockholders' equity	$3,014,252			$2,971,413
Net interest income		$ 27,338			$ 27,877
Net interest spread			3.47			3.56
Effective interest spread			3.72			3.87
Ratio of interest-earning assets to interest-bearing liabilities	109.44%			108.66%

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Operation - Continued

Average Balance Sheets

The following table sets forth certain information relating to the Company for the six months ended September 30, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.
	Six Months Ended September 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 60,016	$ 487	1.62%	$ 51,528	$ 1,314	5.09%
Investment securities, net	121,736	2,596	4.25	88,595	2,758	6.21
Loans receivable, net	2,510,229	85,455	6.80	2,336,910	96,715	8.28
Mortgage-backed securities, net	164,075	4,745	5.78	273,006	8,776	6.43
Collateralized mortgage obligations, net	60,893	948	3.11	78,407	2,060	5.25
FHLB stock	31,667	880	5.54	37,451	1,293	6.89
Total interest-earning assets	2,948,616	95,111	6.45	2,865,897	112,916	7.88
Non-interest-earning assets	64,109			87,475
Total assets	$3,012,725			$2,953,372
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 131,008	542	0.83	$ 124,404	968	1.55
Money market accounts	444,523	5,457	2.45	434,937	7,724	3.54
NOW and other demand deposit accounts	620,736	5,171	1.66	275,642	1,016	0.74
Certificate accounts	1,007,687	17,557	3.48	1,199,165	33,322	5.54
Total	2,203,954	28,727	2.60	2,034,148	43,030	4.22
FHLB advances	487,984	10,803	4.42	606,934	16,871	5.54
Total interest-bearing liabilities	2,691,938	39,530	2.93	2,641,082	59,901	4.52
Non-interest-bearing liabilities	27,175			43,635
Total liabilities	2,719,113			2,684,717
Stockholders' equity	293,612			268,655
Total liabilities and stockholders' equity	$3,012,725			$2,953,372
Net interest income before provision for loan losses		$ 55,581			$ 53,015
Net interest spread			3.52			3.36
Effective interest spread			3.77			3.70
Ratio of interest-earning assets to interest-bearing liabilities	109.54%			108.51%

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
	Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001				Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 232	(327)	(160)	(255)	$ 217	(897)	(147)	(827)
Investment securities, net	277	(442)	(80)	(245)	1,032	(869)	(325)	(162)
Loans receivable, net	3,195	(9,003)	(490)	(6,298)	7,175	(17,255)	(1,180)	(11,260)
Mortgage-backed securities, net	(1,774)	(458)	197	(2,035)	(3,502)	(882)	353	(4,031)
Collateralized mortgage obligations, net	(177)	(337)	65	(449)	(460)	(838)	186	(1,112)
FHLB stock	(85)	(106)	15	(176)	(200)	(253)	40	(413)
Total interest-earning assets	1,668	(10,673)	(453)	(9,458)	4,262	(20,994)	(1,073)	(17,805)
Interest-bearing liabilities:
Savings accounts	26	(194)	(10)	(178)	51	(452)	(25)	(426)
Money market accounts	(22)	(804)	5	(821)	170	(2,380)	(57)	(2,267)
NOW and other demand deposit accounts	648	713	964	2,325	1,280	1,274	1,601	4,155
Certificate accounts	(2,633)	(5,455)	925	(7,163)	(5,318)	(12,415)	1,968	(15,765)
FHLB advances	(1,999)	(1,422)	339	(3,082)	(3,304)	(3,422)	658	(6,068)
Total interest-bearing liabilities	(3,980)	(7,162)	2,223	(8,919)	(7,121)	(17,395)	4,145	(20,371)
Change in net interest income	$ 5,648	(3,511)	(2,676)	(539)	$11,383	(3,599)	(5,218)	2,566

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

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United Sates of America in the preparation of the financial statements. The significant accounting policies are described in the Company's Annual Report on form 10-K/A for the year ended March 31, 2002. Certain accounting policies require significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods.

The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the financial statements:

Allowance for losses on loans. For further information, see "Comparison of Financial Condition at September 30, 2002 and March 31, 2002".

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

General

The Company recorded net earnings of $8.5 million or $0.65 per diluted share for the three months ended September 30, 2002 compared to net earnings of $9.1 million or $0.69 per diluted share for the comparable period of 2001.

Net interest income was $27.3 million for the three months ended September 30, 2002 compared to $27.9 million for the comparable period of 2001. The decrease in net interest income was attributable to a 9 basis point contraction of the Company's net interest spread from 3.56% for the three months ended September 30, 2001 to 3.47% for the comparable period of 2002 partially offset by a $60.9 million increase in average interest-earning assets between the two periods.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

Provision for loan losses was $1.5 million for the three months ended September 30, 2002 compared to $1.3 million for the comparable period of 2001. See "Comparison of Financial Condition at September 30, 2002 and March 31, 2002".

Total non-interest income was $4.5 million for the three months ended September 30, 2002 compared to $3.7 million for the comparable period of 2001. Total non-interest expense was $16.0 million for the three months ended September 30, 2002 compared to $14.7 million for the comparable period of 2001.

Interest Income

Interest income was $46.5 million for the three months ended September 30, 2002 compared to $55.9 million for the comparable period of 2001. The $9.5 million decrease in interest income was attributable to a 146 basis point decrease in average yield on interest-earning assets, partially offset by a $60.9 million increase in average interest-earning assets. Average yield on interest-earnings assets was 6.30% for the three months ended September 30, 2002 compared to 7.76% for the comparable period of 2001.

The average yield on loans receivable, net decreased 152 basis points from 8.14% for the three months ended September 30, 2001 to 6.62% for the comparable period of 2002. The decrease in the average yield on loans receivable, net was attributable to a significant increase in the turnover of the portfolio in an environment in which the average yield on loans being paid down is substantially higher than the yield on new originations and purchases. Total loan principal paydowns were $477.6 million for the three months ended September 30, 2002 compared to $334.1 million for the comparable period of 2001. Total loan originations for the three months ended September 30, 2002 and 2001 were $495.0 million and $370.3 million, respectively. The weighted average interest rate on loans originated during the three months ended September 30, 2002 was 6.29% compared to 7.50% for the comparable period of 2001. Additionally, approximately $1.98 billion of the Bank's loans receivable are adjustable rate. This does not include approximately $617.0 million of hybrid adjustable rate mortgages (ARM's) that are still in their initial fixed rate periods generally ranging from three to five years. Of the $1.98 billion of adjustable rate loans, $907.2 million are indexed to Prime, $373.7 million are indexed to the one-year Constant Maturity Treasury (CMT) and $409.2 million are indexed to the Eleventh District Cost of Funds Index (COFI). Based on end of month levels, loans indexed to Prime and one-year CMT increased and COFI decreased 8.66%, 5.05% and 4.80%, respectively between September 30, 2001 and 2002. The downward movement in average yield on loans receivable, net was partially mitigated by an increase in the aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the Four-Cs) from $985.8 million or 40 percent of loans receivable, net at September 30, 2001 to $1.15 billion or 45 percent of loans receivable, net at September 30, 2002. Originations of the Four-Cs continues to be an area of focus for the Bank with such loans accounting for 86% and 87% of total loan originations for the three months ended September 30, 2002 and 2001, respectively.

The average yield on the aggregate balance of investment securities, mortgage-backed securities and collateralized mortgage obligations (collectively, "securities") was 4.68% for the three months ended September 30, 2002 compared to 6.01% for the comparable period of 2001. The decrease in the average yield on securities reflects the impact of the decrease in the general level of interest rates.

Average interest-earning assets were $2.94 billion for the three months ended September 30, 2002 compared to $2.88 billion for the comparable period of 2001. The average balance of loans receivable, net increased $157.0 million from $2.37 billion for the three months ended September 30, 2001 to $2.53 billion for the comparable period of 2002. Reflecting the Company's emphasis on increasing the proportion of its total interest-earning asset base comprised by loans receivable, net the average balance of securities decreased from $439.8 million or 15 percent of average interest-earning assets for the three months ended September 30, 2001 to $331.8 million or 11 percent of average interest earning assets for the comparable period of 2002.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

Interest Expense

Interest expense was $19.2 million for the three months ended September 30, 2002 compared to $28.1 million for the comparable period of 2001. The $8.9 million decrease in interest expense was attributable to a 137 basis point decrease in the average cost of interest-bearing liabilities from 4.20 % for the three months ended September 30, 2001 to 2.83 % for the comparable period of 2002 partially offset by a $36.8 million increase in average interest-bearing liabilities from $2.65 billion for the three months ended September 30, 2001 to $2.69 billion for the comparable period of 2002. The 137 basis point decrease in the average cost of interest-bearing liabilities reflects a 136 basis point decrease in the average cost of deposits, a 92 basis point decrease in the average cost of FHLB advances and an increase in the proportion of average interest-bearing liabilities comprised by deposits from 77 percent for the three months ended September 30, 2001 to 83 percent for the comparable period of 2002.

Average total deposits increased $185.3 million from $2.04 billion for the three months ended September 30, 2001 to $2.22 billion for the comparable period of 2002. The average balance of passbook, money market, NOW and other demand deposits ("core deposits") increased $388.1 million from $855.6 million for the three months ended September 30, 2001 to $1.24 billion for the comparable period of 2002. The average balance of core deposits as a percentage of average total deposits increased from 42% for the three months ended September 30, 2001 to 56% for the comparable period of 2002.

The decrease in the average cost of deposits from 3.85% for the three months ended September 30, 2001 to 2.49% for the comparable period of 2002 reflects the decrease in the general level of interest rates coupled with the continued growth in core deposits. The average costs of core deposits and C.D.'s were 1.84% and 3.32%, respectively for the three months ended September 30, 2002 compared to 2.06% and 5.15%, respectively for the comparable period of 2001.

Provision for Loan Losses

Provision for loan losses was $1.5 million for the three months ended September 30, 2002 compared to $1.3 million for the comparable period of 2001. See "Comparison of Financial Condition at September 30, 2002 and March 31, 2002".

Non-Interest Income

Non-interest income was $4.5 million for the three months ended September 30, 2002, compared to $3.7 million for the comparable period of 2001. The increase in loan and servicing fees from $1.2 million for the three months ended September 30, 2001 to $1.4 million for the comparable period of 2002 was attributable to an increase in fees received in connection with higher levels of loan prepayments. The increase in deposit and related fees from $2.4 million for the three months ended September 30, 2001 to $2.7 million for the comparable period of 2002 reflects the growth in transaction volumes along with increases to fee schedules.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

Non-Interest Expense

Non-interest expense and general and administrative expense were $16.0 million or 2.12 percent of average assets for the three months ended September 30, 2002, compared to $14.7 million or 1.98 percent of average assets for the comparable period of 2001. Compensation and benefits expense was $9.0 million for the three months ended September 30, 2002 compared to $8.2 million for the comparable period in 2001. Included in compensation and benefits expense are non-cash charges associated with the amortization of shares under the Company's Employee Stock Ownership Plan (ESOP) and 1996 Incentive Plan of $1.6 million for the three months ended September 30, 2002 and 2001.

Income Taxes

Income taxes were $5.9 million for the three months ended September 30, 2002, compared to $6.6 million for the comparable period of 2001. The effective tax rate was 41.0% for the three months ended September 30, 2002, compared to 42.0% for the comparable period of 2001. Income tax expense for the three months ended September 30, 2002, is net of a $214,000 credit arising from a change in the California tax code eliminating the bad debt reserve method for California tax. The $214,000 is net of federal income tax and resulted in a 1.5 percentage point reduction in the combined effective tax rate for the three months ended September 30, 2002.

Comparison of Operating Results for the Six Months Ended September 30, 2002 and 2001
General

The Company recorded net earnings of $17.3 million or $1.33 per diluted share for the six months ended September 30, 2002 compared to net earnings of $17.0 million or $1.31 per diluted share for the comparable period of 2001.

Net interest income was $55.6 million for the six months ended September 30, 2002, compared to $53.0 million for the comparable period of 2001. The increase in net interest income was attributable to a 16 basis point expansion of the Company's net interest spread from 3.36% for the six months ended September 30, 2001 to 3.52% for the comparable period of 2002 and a $82.7 million increase in average interest-earning assets between the two periods.

Provision for loan losses was $2.5 million for the six months ended September 30, 2002 and 2001. See "Comparison of Financial Condition at September 30, 2002 and March 31, 2002".

Total non-interest income was $8.8 million for the six months ended September 30, 2002, compared to $8.0 million for the comparable period of 2001. Total non-interest expense was $32.3 million for the six months ended September 30, 2002, compared to $29.2 million for the comparable period of 2001.

Interest Income

Interest income was $95.1 million for the six months ended September 30, 2002, compared to $112.9 million for the comparable period of 2001. The $17.8 million decrease in interest income was attributable to a 143 basis point decrease in average yield on interest-earning assets, partially offset by an $82.7 million increase in average interest-earning assets. Average yield on interest-earning assets was 6.45% for the six months ended September 30, 2002 compared to 7.88% for the comparable period of 2001.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

The average yield on loans receivable, net decreased 148 basis points from 8.28% for the six months ended September 30, 2001 to 6.80% for the comparable period of 2002. The decrease in the average yield on loans receivable, net was attributable to the reduction in the general level of interest rates along with the associated increase in portfolio turnover. Originations of the Four-Cs accounted for 84% and 87% of total loan originations for the six months ended September 30, 2002 and 2001, respectively.

The average yield on securities was 4.77% for the six months ended September 30, 2002, compared to 6.18% for the comparable period of 2001. The decrease in the average yield on securities also reflects the impact of the decrease in the general level of interest rates.

Average interest-earning assets were $2.95 billion for the six months ended September 30, 2002 compared to $2.87 billion for the comparable period of 2001. The $82.7 million increase in average interest earnings assets was due to a $93.3 million decrease in the average balance of securities from $440.0 million for the six months ended September 30, 2001 to $346.7 million for the comparable period of 2002.The average balance of loans receivable, net increased $173.3 million from $2.34 billion for the six months ended September 30, 2001 to $2.51 billion for the comparable period of 2002.

Interest Expense

Interest expense was $39.5 million for the six months ended September 30, 2002, compared to $59.9 million for the comparable period of 2001. The $20.4 million decrease in interest expense was attributable to a 159 basis point decrease in the average cost of interest-bearing liabilities from 4.52% for the six months ended September 30, 2001, to 2.93% for the comparable period of 2002. The 159 basis point decrease in the average cost of interest-bearing liabilities reflects a 162 basis point decrease in the average cost of deposits, a 112 basis point decrease in the average cost of FHLB advances, and an increase in the proportion of total interest-bearing liabilities comprised by deposits from 77 percent for the six months ended September 30, 2001 to 82 percent for the comparable period of 2002.

Average interest-bearing liabilities increased $50.9 million from $2.64 billion for the six months ended September 30, 2001 to $2.69 billion for the comparable period of 2002. Average total deposits increased $169.8 million from $2.03 billion for the six months ended September 30, 2001 to $2.20 billion for the comparable period of 2002. The average balance of core deposits increased $361.3 million from $835.0 million for the six months ended September 30, 2001 to $1.12 billion for the comparable period of 2002. The average balance of core deposits as a percentage of average total deposits increased from 41% for the six months ended September 30, 2001 to 54% for the comparable period of 2002.

The decrease in the average cost of deposits from 4.22% for the six months ended September 30, 2001 to 2.60% for the comparable period of 2002 reflects the decrease in the general level of interest rates coupled with the growth in core deposits. The average costs of core deposits and C.D.'s were 1.86% and 3.48%, respectively for the six months ended September 30, 2002 compared to 2.32% and 5.54%, respectively for the comparable period of 2001.

Provision for Loan Losses

Provision for loan losses was $2.5 million for both the six months ended September 30, 2002 and 2001. See "Comparison of Financial Condition at September 30, 2002 and March 31, 2002."

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

Non-Interest Income

Non-interest income was $8.8 million for the six months ended September 30, 2002, compared to $8.0 million for the comparable period of 2001. The increase in loan and servicing fees from $2.2 million for the six months ended September 30, 2001 to $2.6 million for the comparable period of 2002 was attributable to an increase in prepayment fees received. Higher volumes of core deposit and transactional activity along with an increased focus on fee collection resulted in an increase in deposit and related fees from $4.7 million for the six months ended September 30, 2001 to $5.4 million for the comparable period of 2002.

Non-Interest Expense

Non-interest expense was $32.3 million for the six months ended September 30, 2002 compared to $29.2 million for the comparable period of 2001. General and administrative expense was $32.5 million or 2.16% of average assets for the six months ended September 30, 2002, compared to $29.2 million or 1.98% of average assets for the comparable period of 2001. Compensation and benefits expense was $18.6 million for the six months ended September 30, 2002 compared to $16.1 million for the comparable period in 2001.

The increase in compensation and benefits reflects increases in staffing levels which is partially offset by a decrease in non-cash charges associated with the amortization of shares under the Company's ESOP and 1996 Incentive Plan from $3.2 million for the six months ended September 30, 2001 to $2.9 million for the comparable period of 2002. The increase in other non-interest expense from $4.1 million for the six months ended September 30, 2001 to $4.6 million for the comparable period of 2002 reflects an increase in expenditures for office supplies and telecommunications coupled with higher workers compensation costs.

Income Taxes

Income taxes were $12.2 million for the six months ended September 30, 2002, compared to $12.3 million for the comparable period of 2001. The effective tax rate was 41.3% for the six months ended September 30, 2002, compared to 42.1% for the comparable period of 2001. The $214,000 non-recurring tax benefit arising from the change in the California tax code related to the bad debt reserve method reduced the Company's combined effective tax rate for the six months ended September 30, 2002 by 72 basis points.

Comparison of Financial Condition at September 30, 2002 and March 31, 2002

Total assets decreased $23.2 million from $3.04 billion at March 31, 2002 to $3.02 billion at September 30, 2002. Loans receivable, net increased $74.0 million from $2.49 billion at March 31, 2002 to $2.57 billion at September 30, 2002. The $74.0 million increase in loans receivable, net included a $104.0 million increase in the aggregate disbursed balance of the Four-Cs and a $33.0 million decrease in 1-4 family residential mortgages reflecting the Bank's increased lending focus on the Four-Cs. Securities decreased $28.5 million from $353.9 million at March 31, 2002 to $325.3 million at September 30, 2002 reflecting the utilization of paydowns on securities to fund loan growth.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

Loan originations for the six months ended September 30, 2002 were $888.6 million, compared to $714.7 million for the comparable period of 2001. Loan principal payoffs and paydowns increased to $866.3 million for the six months ended September 30, 2002, from $688.4 million for the comparable period of 2001. Non-accrual loans increased from $4.5 million or 0.16% of gross loans at March 31, 2002 to $14.2 million or 0.48% of gross loans at September 30, 2002. Non-performing assets, which includes non-accrual loans, and foreclosed real estate, net of specific allowances, increased from $5.0 million or 0.16% of total assets at March 31, 2002 to $14.5 million or 0.48% of total assets at September 30, 2002. The increases in non-accrual loans and non-performing assets were attributable principally to a $10.0 million construction loan for the acquisition and development of 66 residential lots and single-family homes in Murrieta, California. Following successful completion and sale of the first phase of 20 homes, the equity partner on the project removed and replaced the developer. As a result, construction of the second phase of 20 homes, which is presently 40% complete, was suspended 90 days. Construction has resumed and the second phase is expected to be completed and sold during the first calendar quarter of 2003. To date, 10 of the 20 homes in phase two have been sold along with three of four model homes. The remaining 22 developed lots are also expected to be sold during the first calendar quarter of 2003. No loss is anticipated on this loan.

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

The Company will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, and changes in portfolio composition and other factors dictate. At September 30, 2002, the Company's allowance for loan losses was $29.2 million or 0.98% of gross loans and 204.70% of non-accrual loans compared to $31.4 million or 1.11% of gross loans and 697.80% of non-accrual loans at March 31, 2002.

During the quarter, the Bank charged off $4.5 million of its $4.9 million participating interest in a $17.4 million commercial loan to a Southern California garment manufacturer. The lead lender recently determined that the borrower was dissipating the collateral securing the loan and initiated legal action against the borrower and guarantor. The following table sets forth activity in the Bank's allowance for loan losses for the three and six months ended September 30, 2002.

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Beginning balance	$ 31,982	$ 31,471	$ 31,359	$ 31,022
Provision for loan losses	1,500	1,250	2,500	2,500
Charge-offs	(4,780)	(531)	(5,159)	(1,339)
Recoveries	464	44	466	51
Ending balance	$ 29,166	$ 32,234	$ 29,166	$ 32,234

Total liabilities decreased $28.4 million from $2.76 billion at March 31, 2002 to $2.73 billion at September 30, 2002. Deposits increased $84.1 million from $2.17 billion at March 31, 2002 to $2.25 billion at September 30, 2002. Core deposits increased $179.5 million from $1.08 billion at March 31, 2002 to $1.26 billion at September 30, 2002. FHLB advances decreased $115.0 million from $558.0 million at March 31, 2002 to $443.0 million at September 30, 2002 as strong deposits inflows in excess of amounts used to fund loan growth were used to pay down borrowings.

Total stockholders' equity was $289.2 million at September 30, 2002 compared to $284.1 million at March 31, 2002. The $5.1 million increase in total stockholders' equity is comprised principally of a $1.5 million increase in retained earnings, substantially restricted, a $1.0 million increase in additional paid-in-capital, an $881,000 decrease in unearned stock-based compensation and a $1.7 million decrease in accumulated other comprehensive loss. The $1.5 million increase in retained earnings, substantially restricted reflects the $17.3 million of net earnings for the six months ended September 30, 2002 partially offset by 1) $3.3 million representing the quarterly cash dividends of $0.08 per common share declared on June 15 and September 13, 2002, paid June 29 and September 27, 2002 and a quarterly cash dividend of $0.10 per common share declared September 18, payable December 27, 2002 and 2) $12.5 million representing the amount paid by the Company in excess of the original issuance price to repurchase 537,700 shares of its common stock at a weighted average price of $33.32 per share. The $1.0 million increase in additional paid-in-capital is comprised of $6.4 million representing the amortization and issuance of shares under the Company's stock-based compensation plans along with the income tax benefit arising therefrom partially offset by the removal from paid-in-capital of the $5.4 million created upon the March 1996 issuance of the 537,700 shares of common stock that were repurchased during the six months ended September 30, 2002. The $881,000 decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP. The $1.7 million decrease in accumulated other comprehensive loss reflects the change in the unrealized loss on securities available for sale.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. OTS regulations require that sufficient liquidity be maintained at a level which ensures safe and sound banking practices. The Bank's average liquidity ratio was 6.07% for the six months ended September 30, 2002. Management's strategy is to invest excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank has invested in corporate securities when the yields thereon have been more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank has invested in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceeded the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $26.6 million and $30.7 million for the six months ended September 30, 2002 and 2001, respectively. Net cash used in investing activities consisted primarily of disbursements for loan originations and purchases of mortgage-backed and other investment securities, offset by principal collections on loans, proceeds from maturation of investments, paydowns on mortgage-backed securities and sales of investment securities. Principal payments on loans were $866.3 million and $688.4 million for the six months ended September 30, 2002 and 2001, respectively. Disbursements on loans originated for investment and purchased were $1.02 billion and $947.9 million for the six months ended September 30, 2002 and 2001, respectively. Disbursements for purchases of mortgage-backed and other investment securities were $35.1 million and $98.5 million for the six months ended September 30, 2002 and 2001, respectively. Proceeds from the maturation and paydown of securities were $56.0 million and $117.8 million for the six months ended September 30, 2002 and 2001, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances. The net increases in deposits were $84.1 million and $17.4 million for the six months ended September 30, 2002 and 2001, respectively.

At September 30, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $268.4 million, or 8.94% of adjusted total assets, which is above the required level of $45.0 million, or 1.5%; core capital of $268.4 million, or 8.94 % of adjusted total assets, which is above the required level of $120.1 million, or 4.0%; and total risk-based capital of $294.6 million, or 12.58% of risk-weighted assets, which is above the required level of $187.4 million, or 8.0%.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
(Continued)

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2002, cash and short-term investments totaled $41.9 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At September 30, 2002, the Bank had $443.0 million of FHLB advances outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At September 30, 2002, the Bank had outstanding commitments to originate and purchase loans of $705.3 million and $34.2 million, respectively. At September 30, 2002, and 2001 the Company had no outstanding commitments to purchase securities. The Company anticipates that it will have sufficient funds available to meet these commitments. Certificate of deposit accounts that are scheduled to mature in less than one year from September 30, 2002 totaled $722.5 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity.

Segment Reporting

The Company, through its subsidiaries, provides a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time, and savings deposits; real estate, business and consumer lending; ATM processing; cash management; trust services and investment advisory services. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 2002 Form 10-K, as there has been no significant changes in these disclosures during the six months ended September 30, 2002.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders
The Company held its annual meeting on September 18, 2002. The proposals submitted to shareholders and the tabulation of votes were as follows:
Election of Directors of the Company for three year terms:	Number of Votes For	Number of Votes Withheld
Robert W. Burwell	11,166,590	378,245
William T. Dingle	11,166,590	378,245
Curtis W. Morris	11,166,590	378,245
	Number of Votes For	Number of Votes Against	Number of Votes Abstaining
Ratification of KPMG LLP as the Company's independent auditors	11,405,648	118,906	20,281

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)(3)

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
          99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
          99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

          (b)     Reports on form 8-K

Form 8-K filed August 14, 2002, with respect to a press release reporting restatements to its previously released basic and diluted earnings per share figures.

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

PFF BANCORP, INC.
Date: November 12, 2002	By:	/s/ LARRY M. RINEHART
Larry M. Rinehart
President, Chief Executive Officer
and Director
Date: November 12, 2002	By:	/s/ GREGORY C.TALBOTT
Gregory C. Talbott
Executive Vice President, Chief Financial Officer
and Treasurer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry M. Rinehart, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PFF Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ LARRY M. RINEHART Larry M. Rinehart President, Chief Executive Officer and Director

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory C Talbott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PFF Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ GREGORY C. TALBOTT Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer