Form 10-Q
period 2002-12-31
PFF BANCORP INC
filed 2003-02-14
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

The registrant had 11,945,474 shares of common stock, par value $.01 per share, outstanding as of February 11, 2003.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Index

PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	December 31, 2002	March 31, 2002
Assets
Cash and cash equivalents	$ 46,534	$ 105,965
Loans held-for-sale at lower of cost or fair value	8,760	106
Investment securities held-to-maturity (estimated fair value of $5,946 at December 31, 2002 and $703 at March 31, 2002)	5,756	703
Investment securities available-for-sale, at fair value	82,706	93,820
Mortgage-backed securities available-for-sale, at fair value	116,897	196,580
Collateralized mortgage obligations available-for-sale, at fair value	35,078	62,778
Trading securities, at fair value	1,849	2,334
Loans receivable, net	2,658,812	2,494,667
Federal Home Loan Bank (FHLB) stock, at cost	26,818	35,133
Accrued interest receivable	14,093	15,653
Real estate acquired through foreclosure, net	290	507
Property and equipment, net	23,573	21,575
Prepaid expenses and other assets	14,753	13,111
Total assets	$ 3,035,919	$ 3,042,932

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 2,290,761	$ 2,168,964
FHLB advances	433,000	558,000
Accrued expenses and other liabilities	37,312	31,891
Total liabilities	2,761,073	2,758,855
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,866,337 and 20,412,351; outstanding 12,108,470 and 13,058,784 at December 31, 2002 and March 31, 2002, respectively	208	203
Additional paid-in capital	133,203	135,540
Retained earnings, substantially restricted	151,007	161,123
Unearned stock-based compensation	(4,414)	(5,750)
Treasury stock (8,757,867 and 7,353,567 at December 31, 2002 and March 31, 2002, respectively)	(88)	(73)
Accumulated other comprehensive losses	(5,070)	(6,966)
Total stockholders' equity	274,846	284,077
Total liabilities and stockholders' equity	$ 3,035,919	$ 3,042,932
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2002	2001	2002	2001

Interest income:
Mortgage loans	$ 36,948	$ 40,545	$ 110,722	$ 123,692
Non-mortgage loans	5,562	6,265	17,243	19,833
Mortgage-backed securities	1,663	3,680	6,408	12,456
Collateralized mortgage obligations	(259)	653	689	2,713
Investment securities and deposits	1,742	1,387	5,705	6,752
Total interest income	45,656	52,530	140,767	165,446
Interest expense:
Interest on deposits	12,784	17,300	41,511	60,330
Interest on borrowings	4,737	5,886	15,540	22,757
Total interest expense	17,521	23,186	57,051	83,087
Net interest income	28,135	29,344	83,716	82,359
Provision for loan losses	500	1,250	3,000	3,750
Net interest income after provision for loan losses	27,635	28,094	80,716	78,609
Non-interest income:
Deposit and related fees	2,524	2,326	7,905	7,064
Loan and servicing fees	1,403	1,336	3,971	3,568
Trust fees	538	502	1,621	1,586
Gain on sale of assets, net	69	49	192	308
Gain(Loss) on trading securities, net	(80)	282	(522)	(79)
Other non-interest income	463	158	547	220
Total non-interest income	4,917	4,653	13,714	12,667
Non-interest expense:
General and administrative:
Compensation and benefits	9,249	8,878	27,870	24,949
Occupancy and equipment	3,203	3,151	8,944	8,807
Marketing and professional services	2,185	1,734	5,664	5,142
Other non-interest expense	2,835	2,546	7,471	6,610
Total general and administrative	17,472	16,309	49,949	45,508
Foreclosed real estate operations, net	6	(38)	(122)	(34)
Total non-interest expense	17,478	16,271	49,827	45,474
Earnings before income taxes	15,074	16,476	44,603	45,802
Income taxes	6,387	6,923	18,596	19,258
Net earnings	$ 8,687	$ 9,553	$ 26,007	$ 26,544

Basic earnings per share	$ 0.73	$ 0.76	$ 2.12	$ 2.12
Weighted average shares outstanding for basic earnings per share calculation	11,912,082	12,507,774	12,250,953	12,506,539
Diluted earnings per share	$ 0.70	$ 0.73	$ 2.04	$ 2.06
Weighted average shares outstanding for diluted earnings per share calculation	12,397,765	12,999,788	12,751,703	12,905,270
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2002	2001	2002	2001

Net earnings	$ 8,687	$ 9,553	$ 26,007	$ 26,544

Other comprehensive earnings, net of income taxes of $1,388 and $919 at December 31, 2002 and 2001, respectively:
Unrealized gains (losses) on securities Available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	283	511	1,242	122
Collateralized mortgage obligations available-for-sale, at fair value	288	243	(302)	(448)
Mortgage-backed securities available-for-sale, at fair value	(405)	405	919	1,524
Reclassification of realized losses included in earnings	12	241	37	56

Other comprehensive earnings	178	1,400	1,896	1,254
Comprehensive earnings	$ 8,865	$ 10,953	$ 27,903	$ 27,798
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Losses	Total

Balance at March 31, 2002	13,058,784	$ 203	$ 135,540	$ 161,123	$ (5,750)	$ (73)	$ (6,966)	$ 284,077

Net earnings	-	-	-	26,007	-	-	-	26,007
Purchase of treasury stock	(1,404,300)	-	(14,029)	(32,971)	-	(15)	-	(47,015)
Amortization of shares under stock-based compensation plans	-	-	2,513	-	1,336	-	-	3,849
Stock options exercised	453,986	5	5,990	-	-	-	-	5,995
Cash dividends ($.08 per share paid for June and September 2002 and $.10 per share for December 2002)	-	-	-	(3,152)	-	-	-	(3,152)
Changes in unrealized losses on securities available for sale, net	-	-	-	-	-	-	1,896	1,896
Tax benefit from stock options	-	-	3,189	-	-	-	-	3,189
Balance at December 31, 2002	12,108,470	$ 208	$ 133,203	$ 151,007	$ (4,414)	$ (88)	$ (5,070)	$ 274,846
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2002	2001

Cash flows from operating activities:
Net earnings	$ 26,007	$ 26,544
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	1,176	640
Amortization of deferred loan origination fees	1,244	2,438
Loan fees collected	427	194
Dividends on FHLB stock	(1,346)	(1,837)
Provisions for losses on loans	3,000	3,750
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(344)	(451)
Losses on trading securities	522	79
Depreciation and amortization of property and equipment	2,054	2,262
Loans originated for sale	(12,149)	(9,091)
Proceeds from sale of loans held-for-sale	3,661	9,294
Amortization of unearned stock-based compensation	3,849	4,343
Increase in accrued expenses and other liabilities	7,220	244
(Increase) decrease in:
Accrued interest receivable	1,560	2,617
Prepaid expenses and other assets	(1,642)	(1,829)
Net cash provided by operating activities	35,239	39,197

Cash flows from investing activities:
Loans originated for investment	(1,385,750)	(1,057,538)
Increase in construction loans in process	105,360	61,524
Purchases of loans held for investment	(259,816)	(282,152)
Principal payments on loans	1,370,878	1,117,083
Principal payments on mortgage-backed securities available-for-sale	80,368	98,501
Principal payments on collateralized mortgage obligations available-for-sale	26,479	18,176
Purchases of investment securities held-to-maturity	(5,056)	-
Purchases of investment securities available-for-sale	(30,022)	(83,393)
Redemption of FHLB stock	9,661	13,346
Purchases of mortgage-backed securities available-for-sale	-	(25,236)

	(Continued)

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2002	2001
Proceeds from maturities of investment securities available-for-sale	$ -	$ 39,881
Proceeds from sale of investment securities available-for-sale	43,645	8,525
Proceeds from sale of real estate	1,010	997
Purchases of property and equipment	(4,052)	(1,421)
Net cash used in investing activities	(47,295)	(91,707)
Cash flows from financing activities:
Proceeds from FHLB advances	181,000	559,400
Repayment of FHLB advances	(306,000)	(546,400)
Net change in deposits	121,797	47,544
Proceeds from exercise of stock options	5,995	1,955
Cash dividends	(3,152)	(2,570)
Purchase of treasury stock	(47,015)	(4,678)
Net cash (used in) provided by financing activities	(47,375)	55,251
Net increase (decrease) in cash and cash equivalents	(59,431)	2,741
Cash and cash equivalents, beginning of period	105,965	51,526
Cash and cash equivalents, end of period	$ 46,534	$ 54,267
Supplemental information:
Interest paid, including interest credited	$ 59,092	$ 86,850
Income taxes paid	12,150	17,100
Non-cash investing and financing activities:
Net transfers from loans receivable to real estate acquired through Foreclosure	629	2,042
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1) Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. (the "Bancorp") and its subsidiaries PFF Bank & Trust and Glencrest Investment Advisors, Inc. (collectively, "the Company"). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, "the Bank"). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. Glencrest Investment Advisors, Inc. includes the accounts of Glencrest Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2003.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of this statement will not have a material effect on the Company.

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

SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 were effective on October 1, 2002. The Company ceased amortizing the customer-relationship intangible asset and will test the asset for impairment annually. The financial impact of this statement did not have a material effect on the Company.

In December, 2002 the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for enterprises that elect to change to the SFAS 123 fair value method of accounting for stock-based employee compensation. SFAS 148 will permit two additional transition methods for entities that adopt the preferable SFAS 123 fair value method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS 123. In addition, under the provisions of SFAS 148, the original Statement 123 prospective method of transition for changes to the fair value method will no longer be permitted in fiscal periods beginning after December 15, 2003.

SFAS 148 will also amend the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ended after December 15, 2002. The disclosures to be provided in annual financial statements will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002, with earlier application encouraged. It is anticipated that the financial impact of this statement will not have a material effect on the Company, because the Company has not elected to change to the SFAS 123 fair value method at this time.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - Continued

Financial Accounting Standards Board Interpretation 46, "Provides Guidance to Improve Financial Reporting for SPEs, Off-Balance sheet Structures and Similar Entities" (FIN 46), requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

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

	For the Three Months Ended December 31,
	2002(1)			2001(2) (3)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 8,687			$ 9,553
Basic EPS
Earnings available to common stockholders	8,687	11,912,082	$ 0.73	9,553	12,507,774	$ 0.76
Effect of Dilutive Securities
Options and Stock Awards	-	485,683		-	492,014
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 8,687	12,397,765	$ 0.70	$ 9,553	12,999,788	$ 0.73

(1) Options to purchase 36,100 shares of common stock at a weighted average price of $32.60 per share were outstanding during the three month period ending December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between July 24 and December 19, 2007, were still outstanding at December 31, 2002.

(2) Options to purchase 524,686 shares of common stock at a weighted average price of $26.65 per share were outstanding during the three month period ending December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on November 28, 2006, were still outstanding at December 31, 2001.

(3) Diluted and basic weighted average shares and per-share amounts for the three months ended December 31, 2001, have been restated to reflect the correction of an error in previous periods. Diluted and basic weighted average shares as previously presented were 13,266,564 and 11,762,865, respectively as of December 31, 2001. Diluted and basic EPS amounts as previously presented were $0.72 and $0.81, respectively as of December 31, 2001. The increase to diluted EPS resulted from the appropriate inclusion of the tax benefits associated with non-qualified stock options in the computation of diluted weighted average shares under the treasury stock method. The impact of these tax benefits was erroneously excluded from the previous computations of diluted weighted average shares. The adjustments to basic weighted average shares relate to the vesting of stock awards over a five-year period following the March 1996 IPO. These shares were correctly included in the calculation of diluted EPS, but were erroneously excluded from the calculation of basic EPS.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements - Continued

	For the Nine Months Ended December 31,
	2002(1)			2001(2) (3)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 26,007			$ 26,544
Basic EPS
Earnings available to common stockholders	26,007	12,250,953	$ 2.12	26,544	12,506,539	$ 2.12
Effect of Dilutive Securities
Options and Stock Awards	-	500,750		-	398,731
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 26,007	12,751,703	$ 2.04	$ 26,544	12,905,270	$ 2.06

(1) Options to purchase 25,957 shares of common stock at a weighted average price of $32.75 per share were outstanding during the nine month period ending December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on December 19, 2007, were still outstanding at December 31, 2002.

(2) Options to purchase 550,815 shares of common stock at a weighted average price of $26.55 per share were outstanding during the nine month period ending December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 24, 2006 and November 28, 2006, were still outstanding at December 31, 2001.

(3) Diluted and basic weighted average shares and per-share amounts for the nine months ended December 31, 2001, have been restated to reflect the correction of an error in previous periods. Diluted and basic weighted average shares as previously presented were 13,204,265 and 11,761,630, respectively as of December 31, 2001. Diluted and basic EPS amounts as previously presented were $2.01 and $2.26, respectively as of December 31, 2001. The increase to diluted EPS resulted from the appropriate inclusion of the tax benefits associated with non-qualified stock options in the computation of diluted weighted average shares under the treasury stock method. The impact of these tax benefits was erroneously excluded from the previous computations of diluted weighted average shares. The adjustments to basic weighted average shares relate to the vesting of stock awards over a five-year period following the March 1996 IPO. These shares were correctly included in the calculation of diluted EPS, but were erroneously excluded from the calculation of basic EPS over the preceding four fiscal years.

PFF BANCORP, INC. AND SUBSIDIARIES
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended December 31, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended December 31,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 31,101	$ 119	1.52%	$ 38,623	$ (266)	(2.73)%
Investment securities, net	116,795	1,256	4.27	100,388	1,351	5.34
Loans receivable, net	2,616,499	42,510	6.48	2,441,829	46,810	7.67
Mortgage-backed securities, net	123,701	1,663	5.38	235,321	3,680	6.26
Collateralized mortgage obligations, net	51,465	(259)	(2.01)	68,589	653	3.81
FHLB stock	27,415	367	5.31	34,461	302	3.48
Total interest-earning assets	2,966,976	45,656	6.14	2,919,211	52,530	7.20
Non-interest-earning assets	70,397			60,379
Total assets	$3,037,373			$2,979,590

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 132,225	208	0.62	$ 124,331	357	1.14
Money market accounts	458,080	2,322	2.01	458,983	3,249	2.81
NOW and other demand deposit accounts	735,755	2,617	1.41	300,406	407	0.54
Certificate accounts	958,861	7,637	3.16	1,176,059	13,287	4.48
Total	2,284,921	12,784	2.22	2,059,779	17,300	3.33
FHLB advances	438,818	4,737	4.28	611,885	5,886	3.82
Total interest-bearing liabilities	2,723,739	17,521	2.55	2,671,664	23,186	3.44
Non-interest-bearing liabilities	32,316			26,148
Total liabilities	2,756,055			2,697,812
Stockholders' equity	281,318			281,778
Total liabilities and stockholders' equity	$3,037,373			$2,979,590
Net interest income		$ 28,135			$ 29,344
Net interest spread			3.59			3.76
Effective interest spread			3.79			4.02
Ratio of interest-earning assets to interest-bearing liabilities	108.93%			109.27%

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Average Balance Sheets

The following table sets forth certain information relating to the Company for the nine months ended December 31, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Nine Months Ended December 31,
	2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 50,371	$ 606	1.60%	$ 47,228	$ 1,048	2.95%
Investment securities, net	120,100	3,852	4.26	92,539	4,109	5.89
Loans receivable, net	2,545,781	127,965	6.69	2,372,081	143,525	8.07
Mortgage-backed securities, net	150,617	6,408	5.67	260,444	12,456	6.38
Collateralized mortgage obligations, net	57,739	689	1.59	75,122	2,713	4.82
FHLB stock	30,250	1,247	5.47	36,455	1,595	5.81
Total interest-earning assets	2,954,858	140,767	6.34	2,883,869	165,446	7.65
Non-interest-earning assets	66,083			78,243
Total assets	$3,020,941			$2,962,112

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 131,415	750	0.76	$ 124,379	1,325	1.41
Money market accounts	449,059	7,779	2.30	442,982	10,973	3.29
NOW and other demand deposit accounts	659,215	7,788	1.57	283,926	1,423	0.67
Certificate accounts	991,352	25,194	3.37	1,191,435	46,609	5.19
Total	2,231,041	41,511	2.47	2,042,722	60,330	3.92
FHLB advances	471,595	15,540	4.37	608,584	22,757	4.96
Total interest-bearing liabilities	2,702,636	57,051	2.80	2,651,306	83,087	4.16
Non-interest-bearing liabilities	28,791			37,777
Total liabilities	2,731,427			2,689,083
Stockholders' equity	289,514			273,029
Total liabilities and stockholders' equity	$3,020,941			$2,962,112
Net interest income before provision for loan losses		$83,716			$ 82,359
Net interest spread			3.54			3.49
Effective interest spread			3.78			3.81
Ratio of interest-earning assets to interest-bearing liabilities	109.33%			108.77%

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
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

	Three Months Ended Deceember 31, 2002 Compared to Three Months Ended December 31, 2001				Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ 52	414	(81)	385	$ 70	(482)	(30)	(442)
Investment securities, net	221	(272)	(44)	(95)	1,223	(1,139)	(341)	(257)
Loans receivable, net	3,349	(7,248)	(401)	(4,300)	10,513	(24,493)	(1,580)	(15,560)
Mortgage-backed securities, net	(1,747)	(519)	249	(2,017)	(5,255)	(1,382)	589	(6,048)
Collateralized mortgage obligations, net	(163)	(998)	249	(912)	(628)	(1,819)	423	(2,024)
FHLB stock	(62)	159	(32)	65	(272)	(93)	17	(348)
Total interest-earning assets	1,650	(8,464)	(60)	(6,874)	5,651	(29,408)	(922)	(24,679)

Interest-bearing liabilities:
Savings accounts	23	(162)	(10)	(149)	75	(611)	(39)	(575)
Money market accounts	(6)	(924)	3	(927)	151	(3,307)	(38)	(3,194)
NOW and other demand deposit accounts	593	660	957	2,210	1,894	1,921	2,550	6,365
Certificate accounts	(2,453)	(3,913)	716	(5,650)	(7,824)	(16,310)	2,719	(21,415)
FHLB advances	(1,666)	714	(197)	(1,149)	(5,119)	(2,689)	591	(7,217)
Total interest-bearing liabilities	(3,509)	(3,625)	1,469	(5,665)	(10,823)	(20,996)	5,783	(26,036)
Change in net interest income	$ 5,159	(4,839)	(1,529)	(1,209)	$16,474	(8,412)	(6,705)	1,357

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Allowance for loan losses. For further information, see "Comparison of Financial Condition at December 31, 2002 and March 31, 2002".

Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001

General

The Company recorded net earnings of $8.7 million or $0.70 per diluted share for the three months ended December 31, 2002 compared to net earnings of $9.6 million or $0.73 per diluted share for the comparable period of 2001. Net earnings for the quarter ended December 31, 2001, included $464,000 or $0.04 per diluted share arising from the net impact of: 1) the reversal of $1.3 million ($730,000 or $0.06 per diluted share, net of tax) of interest expense that had been accrued over the previous five fiscal years in connection with a state income tax appeal that was resolved in favor of the Company during the quarter, and 2) the reversal of a $458,000 ($266,000 or $0.02 per diluted share, net of tax) over accrual of interest income during the previous two quarters, which was the result of a clerical error.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
( Continued)

Net interest income decreased $1.2 million from $29.3 million for the three months ended December 31, 2001 to $28.1 million for the comparable period of 2002 as net interest spread decreased 17 basis points from 3.76% for the three months ended December 31, 2001 to 3.59% for the comparable period of 2002.

Excluding the interest adjustments noted above, pro forma net interest income would have been $28.5 million for the three months ended December 31, 2001 and the decrease between the three months ended December 31, 2001 and 2002 would have been $409,000. On a pro-forma basis, this $409,000 decrease in net interest income would have been attributable to a 4 basis point contraction in the Company's net interest spread from 3.63% for the quarter ended December 31, 2001 to 3.59% for the current quarter.

Provision for loan losses was $500,000 for the three months ended December 31, 2002 compared to $1.3 million for the comparable period of 2001. Total non-interest income was $4.9 million for the three months ended December 31, 2002 compared to $4.7 million for the comparable period of 2001. Total non-interest expense was $17.5 million for the three months ended December 31, 2002 compared to $16.3 million for the comparable period of 2001.

Interest Income

Interest income decreased $6.9 million from $52.5 million for the three months ended December 31, 2001 to $45.7 million for the comparable period of 2002. The $6.9 million decrease in interest income reflects a 106 basis point decrease in average yield on interest-earning assets from 7.20% for the three months ended December 31, 2001 to 6.14% for the comparable period of 2002. Average interest-earning assets increased $47.8 million from $2.92 billion for the three months ended December 31, 2001 to $2.97 billion for the comparable period of 2002.

Excluding the $458,000 adjustment noted above, (reflected on the accompanying average balance sheet as a reduction to interest income on interest-earning deposits and short-term investments), pro-forma interest income would have been $53.0 million for the three months ended December 31, 2001, and the decrease between the three months ended December 31, 2001 and 2002 would have been $7.3 million. This pro-forma $7.3 million decrease in interest income would have been attributable to a 112 basis point decrease in average yield on interest-earning assets from 7.26% for the three months ended December 31, 2001 to 6.14% for the comparable period of 2002.

Average yield on loans receivable, net decreased 119 basis points from 7.67% for the three months ended December 31, 2001 to 6.48% for the comparable period of 2002. The decrease in average yield on loans receivable, net, was attributable to a significant increase in the turnover of the portfolio in an environment in which the average yield on loans being paid down was substantially higher than the yield on new originations and purchases. Total loan principal paydowns were $504.6 million for the three months ended December 31, 2002 compared to $428.7 million for the comparable period of 2001. Total loan originations and purchases for the three months ended December 31, 2002 were $509.3 million and $124.5 million, respectively, compared to $351.9 million and $41.1 million, respectively, for the comparable period of 2001. The weighted average interest rate on loans originated during the three months ended December 31, 2002 was 6.30% compared to 7.00% for the comparable period of 2001.

The downward movement of average yield on loans receivable, net also reflects the fact that approximately $1.72 billion of the Bank's loans receivable are adjustable rate. This does not include approximately $669.0 million of hybrid adjustable rate mortgages (ARMs) that are still in their initial fixed rate periods generally ranging from three to five years. Of the $1.72 billion of adjustable rate loans, $619.0 million are indexed to Prime, $416.9 million are indexed to the one-year Constant Maturity Treasury (CMT) and $394.0 million are indexed to the Eleventh District Cost of Funds Index (COFI). Prime, one-year CMT, and COFI decreased 50, 68 and 72 basis points, respectively, between December 31, 2001 and 2002.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
( Continued)

The downward movement in average yield on loans receivable, net, was partially mitigated by an increase in the aggregate disbursed balance of construction, commercial business, commercial real estate and consumer loans (the Four-Cs) from $1.06 billion or 44 percent of loans receivable, net, at December 31, 2001 to $1.21 billion or 45 percent of loans receivable, net, at December 31, 2002. Originations of the Four-Cs continues to be an area of focus for the Bank with such loans accounting for 79% and 83% of total loan originations for the three months ended December 31, 2002 and 2001, respectively.

The average yield on the aggregate balance of investment securities, mortgage-backed securities and collateralized mortgage obligations (collectively, "securities") was 3.63% for the three months ended December 31, 2002 compared to 5.62% for the comparable period of 2001. The decrease in the average yield on securities reflects the decrease in the general level of interest rates. During the three months ended December 31, 2002, paydowns on the company's portfolio of collateralized mortgage obligations (CMOs) totaled $23.4 million or 40% of the balance outstanding at September 30, 2002. As a result, premium amortization on CMOs was $626,000 for the three months ended December 31, 2002, compared to $39,000 for the comparable period of 2001. Premium amortization reduced yield on CMOs, yield on average interest-earning assets, net interest spread and effective interest spread for the three months ended December 31, 2002 by 486 basis points, eight basis points, eight basis points and nine basis points, respectively compared to 23 basis points, zero basis points, zero basis points and one basis point, respectively for the comparable period of 2001. As of December 31, 2002, the Company's weighted average cost bases of its CMO and total securities portfolios as a percentage of the total par values were 103.17% and 100.97%, respectively.

The average balance of loans receivable, net, increased $174.7 million from $2.44 billion for the three months ended December 31, 2001 to $2.62 billion for the comparable period of 2002. The average balance of loans receivable, net as a percentage of total average interest earning assets increased from 84 percent for the three months ended December 31, 2001 to 88 percent for the comparable period of 2002. The average aggregate balance of securities decreased $112.3 million from $404.3 million for the three months ended December 31, 2001 to $292.0 million for the comparable period of 2002. The decrease in securities reflects the Company's strategy of increasing the proportion of its total interest-earning assets comprised by loans receivable, net, as a means of enhancing profitability.

Interest Expense
Interest expense decreased $5.7 million from $23.2 million for the three months ended December 31, 2001 to $17.5 million for the comparable period of 2002. The $5.7 million decrease in interest expense reflects an 89 basis point reduction in average cost of interest-bearing liabilities from 3.44% for the three months ended December 31, 2001 to 2.55% for the comparable period of 2002. This reduction in average cost of interest-bearing liabilities was driven by the decrease in the general level of interest rates and a shift in the funding mix away from certificates of deposit (C.D.s) and FHLB advances towards a higher proportion in core deposits.

Excluding the $1.3 million reversal noted above, (reflected on the accompanying average balance sheet as a reduction to other interest expense) pro-forma interest expense for the three months ended December 31, 2001 would have been $24.4 million, and the decrease between the three months ended December 31, 2001 and 2002 would have been $6.9 million. The pro-forma $6.9 million decrease in interest expense would have been attributable to a 108 basis point decrease in the average cost of interest-bearing liabilities from 3.63% for the three months ended December 31, 2001 to 2.55% for the comparable period of 2002.

Average interest-bearing liabilities increased $52.1 million from $2.67 billion for the three months ended December 31, 2001 to $2.72 billion for the comparable period of 2002. Average total deposits increased $225.1 million from $2.06 billion for the three months ended December 31, 2001 to $2.28 billion for the comparable period of 2002. Reflecting the

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
( Continued)

Bank's successful strategy of developing a lower cost, more stable deposit base, the average balance of core deposits increased $442.3 million from $883.7 million for the three months ended December 31, 2001, to $1.33 billion for the comparable period of 2002. The average balance of core deposits as a percentage of average total deposits increased from 43% for the three months ended December 31, 2001, to 58% for the comparable period of 2002. The average costs of core deposits and C.D.s were 1.54% and 3.16%, respectively for the three months ended December 31, 2002 compared to 1.80% and 4.48%, respectively for the comparable period of 2001, reflecting the decrease in the general level of interest rates.

Provision for Loan Losses
Provision for loan losses was $500,000 for the three months ended December 31, 2002 compared to $1.3 million for the comparable period of 2001. See "Comparison of Financial Condition at December 31, 2002 and March 31, 2002".

Non-Interest Income
Non-interest income increased $264,000 from $4.7 million for the three months ended December 31, 2001, to $4.9 million for the comparable period of 2002. The increase in deposit and related fees from $2.3 million for the three months ended December 31, 2001 to $2.5 million for the comparable period of 2002 reflects increases in transaction volumes associated with growth in core deposits along with increases to fee schedules and an increased focus on fee collection.

The change in trading securities activity from a $282,000 gain for the three months ended December 31, 2001 to a $80,000 loss for the comparable period of 2002 reflects the volatility and weakness of the equity and debt securities comprising the Company's trading securities portfolio. The fair value of the trading securities portfolio was $1.8 million at December 31, 2002 compared to $2.3 million at March 31, 2002 and $2.4 million at December 31, 2001.

Non-Interest Expense
Non-interest expense and general and administrative expense increased $1.2 million from $16.3 million or 2.18% of average assets, on an annualized basis, for the three months ended December 31, 2001, to $17.5 million or 2.30% of average assets, on an annualized basis, for the comparable period of 2002. Approximately $560,000 of the $1.2 million increase in general and administrative expense represents costs associated with the Company's wealth management subsidiary, Glencrest Investment Advisors, Inc., which began operations in January 2002. The increase in general and administrative expense also reflects the addition of new branches in Fontana and Chino, California, during July and September 2002, respectively, bringing the Bank's full service branch network to 26 locations. Also, contributing to the increase in operating expense were additions to staffing levels in the loan areas reflecting the increased complexity and labor-intensity associated with the Four-Cs, which, as noted earlier, comprise an increasing proportion of the total loan portfolio.

Non-cash charges associated with the amortization of shares under the Company's ESOP and 1996 Incentive Plan increased from $1.2 million for the three months ended December 31, 2001 to $1.3 million for the comparable period of 2002.

Income Taxes

Income taxes were $6.4 million for the three months ended December 31, 2002, compared to $6.9 million for the comparable period of 2001. The effective tax rate was 42.4% for the three months ended December 31, 2002, compared to 42.0% for the comparable period of 2001. The favorable resolution of the state income tax appeal during the three months ended December 31, 2001 had no impact on income tax expense.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
( Continued)

Comparison of Operating Results for the Nine Months Ended December 31, 2002 and 2001
General

The Company recorded net earnings of $26.0 million or $2.04 per diluted share for the nine months ended December 31, 2002 compared to net earnings of $26.5 million or $2.06 per diluted share for the comparable period of 2001. Net earnings for the nine months ended December 31, 2001 included $730,000 or $0.04 per diluted share, net of tax applicable to the $1.3 million reversal of interest expense noted earlier. The $458,000 over accrual and subsequent adjustment of interest income noted earlier, both occurred within the nine months ended December 31, 2001 and as a result, had no impact on operating results for the nine month period.

Net interest income increased $1.4 million from $82.4 million for the nine months ended December 31, 2001, to $83.7 million for the comparable period of 2002 reflecting a 5 basis point increase in net interest spread from 3.49% for the nine months ended December 31, 2001 to 3.54% for the comparable period of 2002.

Excluding the interest adjustment noted above, pro-forma net interest income, would have been $81.1 million for the nine months ended December 31, 2001, and the increase between the nine months ended December 31, 2001 and 2002 would have been $2.6 million. On a pro-forma basis, this $2.6 million increase in net interest income would have been attributable to an 11 basis point expansion of the Company's net interest spread from 3.43% for the nine months ended December 31, 2001 to 3.54% for the comparable period of 2002.

Provision for loan losses was $3.0 million for the nine months ended December 31, 2002 compared to $3.8 million for the comparable period of 2001.

Total non-interest income was $13.7 million for the nine months ended December 31, 2002, compared to $12.7 million for the comparable period of 2001. Total non-interest expense was $49.8 million for the nine months ended December 31, 2002, compared to $45.5 million for the comparable period of 2001

Interest Income

Interest income decreased $24.7 million from $165.4 million for the nine months ended December 31, 2001, to $140.8 million for the comparable period of 2002. The $24.7 million decrease in interest income was attributable to a 131 basis point decrease in average yield on interest-earning assets from 7.65% for the nine months ended December 31, 2001 to 6.34% for the comparable period of 2002. Average interest-earning assets increased $71.0 million from $2.88 billion for the nine months ended December 31, 2001 to $2.95 billion for the comparable period of 2002.

Average yield on loans receivable, net decreased 138 basis points from 8.07% for the nine months ended December 31, 2001 to 6.69% for the comparable period of 2002. The decrease in average yield on loans receivable, net was attributable to the high level of turnover in the portfolio and the decrease in the general level of interest rates. Total loan principal paydowns were $1.37 billion for the nine months ended December 31, 2002, compared to $1.12 billion for the comparable period of 2001. Total loan originations and purchases were $1.40 billion and $259.8 million, respectively for the nine months ended December 31, 2002, compared to $1.07 billion and $282.2 million, respectively, for the comparable period of 2001. The weighted average interest rate on loans originated during the nine months ended December 31, 2002 was 6.44% compared to 7.58% for the comparable period of 2001.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
( Continued)

The average yield on securities decreased 156 basis points from 6.00% for the nine months ended December 31, 2001, to 4.44% for the comparable period of 2002, reflecting the impact of the decrease in the general level of interest rates. Premium amortization on CMOs was $702,000 for the nine months ended December 31, 2002 compared to $138,000 for the comparable period of 2001. This premium amortization reduced yield on CMOs, yield on average interest-earning assets, net interest spread and effective interest spread for the nine months ended December 31, 2002, by 162 basis points, three basis points, three basis points and three basis points, respectively, compared to 24 basis points, one basis point, one basis point and zero basis points, respectively for the comparable period of 2001.

The average balance of loans receivable, net increased $173.7 million from $2.37 billion for the nine months ended December 31, 2001 to $2.55 billion for the comparable period of 2002. The average balance of securities decreased $99.6 million from $428.1 million for the nine months ended December 31, 2001 to $328.5 million for the comparable period of 2002.

Interest Expense

Interest expense decreased $26.0 million from $83.1 million for the nine months ended December 31, 2001, to $57.1 million for the comparable period of 2002. The $26.0 million decrease in interest expense reflects a 136 basis point reduction in average cost of interest-bearing liabilities from 4.16% for the nine months ended December 31, 2001 to 2.80% for the comparable period of 2002. This reduction in average cost of interest-bearing liabilities was driven by the decrease in the general level of interest rates as well as the shift in the funding mix towards core deposits.

Excluding the $1.3 million reversal discussed earlier, pro-forma interest expense for the nine months ended December 31, 2001 would have been $84.3 million, and the decrease between the nine months ended December 31, 2001 and 2002 would have been $27.3 million. This pro-forma $27.3 million decrease in interest expense would have been attributable to a 142 basis point decrease in the average cost of interest-bearing liabilities from 4.22% for the nine months ended December 31, 2001 to 2.80% for the comparable period of 2002.

Average interest-bearing liabilities increased $51.3 million from $2.65 billion for the nine months ended December 31, 2001 to $2.70 billion for the comparable period of 2002. Average total deposits increased $188.3 million from $2.04 billion for the nine months ended December 31, 2001 to $2.23 billion for the comparable period of 2002. The average balance of core deposits increased $388.4 million from $851.3 million for the nine months ended December 31, 2001 to $1.24 billion for the comparable period of 2002. The average balance of core deposits as a percentage of average total deposits increased from 42% for the nine months ended December 31, 2001 to 56% for the comparable period of 2002.

Provision for Loan Losses

Provision for loan losses was $3.0 million for the nine months ended December 31, 2002 compared to $3.8 million for the comparable period of 2001. See "Comparison of Financial Condition at December 31, 2002 and March 31, 2002."

Non-Interest Income

Non-interest income increased $1.0 million from $12.7 million for the nine months ended December 31, 2001, to $13.7 million for the comparable period of 2002. The increase in loan and servicing fees from $3.6 million for the nine months ended December 31, 2001 to $4.0 million for the comparable period of 2002 was attributable to an increase in fees received in connection with higher volumes of prepayment activity. Higher volumes of core deposit and transactional activity along with an increased focus on fee collection resulted in an increase in deposit and related fees from $7.1 million for the nine months ended December 31, 2001 to $7.9 million for the comparable period of 2002.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
( Continued)

Non-Interest Expense

Non-interest expense increased $4.4 million from $45.5 million for the nine months ended December 31, 2001 to $49.8 million for the comparable period of 2002. General and administrative expense also increased $4.4 million from $45.5 million or 2.05% of average assets, on an annualized basis, for the nine months ended December 31, 2001, to $49.9 million or 2.20% of average assets, on an annualized basis, for the comparable period of 2002. Sixty-six percent of the $4.4 million increase in general and administrative expense was in the area of compensation and benefits which increased $ 2.9 million from $24.9 million for the nine months ended December 31, 2001 to $27.9 million for the comparable period of 2002. This increase reflects additions to staffing levels associated with new branches, Glencrest Investment Advisors, Inc. and additional Four-Cs lending volumes. Those factors also contributed to the increases in other areas of general and administrative expense, as did the Bank's increased marketing focus on the growing Hispanic community.

Non-cash charges associated with the amortization of shares under the Company's ESOP and 1996 Incentive Plan were $4.3 million for the nine months ended December 31, 2001 and 2002.

Income Taxes

Income taxes were $18.6 million for the nine months ended December 31, 2002 compared to $19.3 million for the comparable period of 2001. The effective tax rate was 41.7% for the nine months ended December 31, 2002, compared to 42.0% for the comparable period of 2001. A $214,000 non-recurring tax benefit arising from the change in the California tax code related to the bad debt reserve method was recorded during the quarter ended September 30, 2002, reducing the Company's combined effective tax rate for the nine months ended December 31, 2002 by 48 basis points.

Comparison of Financial Condition at December 31, 2002 and March 31, 2002

Total assets were virtually unchanged between March 31, 2002 and December 31, 2002 at $3.04 billion. Loans receivable, net increased $164.1 million from $2.49 billion at March 31, 2002 to $2.66 billion at December 31, 2002. The increase in loans receivable, net included a $161.9 million increase in the aggregate disbursed balance of the Four-Cs reflecting the Bank's increased lending focus on those segments of the portfolio. Securities decreased $113.4 million from $353.9 million at March 31, 2002 to $240.4 million at December 31, 2002 reflecting the utilization of paydowns on securities to fund loan growth.

Non-accrual loans increased from $4.5 million or 0.16% of gross loans at March 31, 2002 to $17.6 million or 0.57% of gross loans at December 31, 2002. Non-performing assets, which includes non-accrual loans, and foreclosed real estate, net of specific allowances, increased from $5.0 million or 0.16% of total assets at March 31, 2002, to $17.9 million or 0.59% of total assets at December 31, 2002. The increases in non-accrual loans and non-performing assets were attributable principally to a $10.8 million residential tract construction loan that was placed on non-accrual status during July 2002 and a $2.7 million commercial business loan that was placed on non-accrual status in December 2002, both of which are more fully described below. The $10.8 million construction loan is for the acquisition and development of 66 residential lots and single-family homes in Murrieta, California. Following successful completion and sale of the first phase

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
( Continued)

of 21 homes, the equity partner on the project removed and replaced the developer. As a result, construction of the second phase of 20 homes, which is presently 80% complete, was suspended temporarily. Construction has resumed and the second phase is expected to be completed and closed during the first and second calendar quarters of 2003. To date, all of the 20 homes in phase two have been sold as have all four model homes. The remaining 21 developed lots are also expected to be sold during the first half of calendar 2003. No loss is anticipated on this loan. The $2.7 million commercial business loan is a working capital line to a chain of retail jewelry stores. The loan is secured by inventory and accounts receivable. The stores entered bankruptcy in November 2002. Based on an evaluation of this commercial business loan, including the Bank's collateral position and current operating status of the jewelry stores, conversations with counsel, an independent inventory service and a firm specializing in turnaround situations; it is the Bank's opinion that the probable course of action with respect to this loan will be the replacement of current management and the continued operation of the stores by a turnaround specialist. The status and probable course of action were taken into account in determining the adequacy of the allowance for loan losses at December 31, 2002.

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

The Company will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, and changes in portfolio composition and other factors dictate. At December 31, 2002, the Company's allowance for loan losses was $29.6 million or 0.96% of gross loans and 168% of non-accrual loans compared to $31.4 million or 1.11% of gross loans and 698% of non-accrual loans at March 31, 2002.

The following table sets forth activity in the Company's allowance for loan losses for the three and nine months ended December 31, 2002 and 2001.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Beginning balance	$ 29,166	$ 32,234	$ 31,359	$ 31,022
Provision for loan losses	500	1,250	3,000	3,750
Charge-offs	(243)	(299)	(5,402)	(1,638)
Recoveries	134	56	600	107
Ending balance	$ 29,557	$ 33,241	$ 29,557	$ 33,241

Charge-offs of $5.4 million for the nine months ended December 31, 2002 included $4.5 million of the Bank's $4.9 million participating interest in a $17.4 million commercial loan to a Southern California garment manufacturer. During the quarter ended September 30, 2002, the lead lender determined that the borrower was dissipating the collateral securing the loan and legal action was initiated against the borrower and guarantor.

The $391,000 net increase in the allowance for loan losses during the three months ended December 31, 2002, reflects the impact of the changes in the risk profiles of the various segments of the loan portfolio during the quarter. These changes are more fully described below.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
( Continued)

During the three months ended December 31, 2002, the Company experienced deterioration in the credit risk profile of its commercial business loan portfolio while experiencing improvement in the credit risk profile of several other segments of its loan portfolio. Among the indicators of this deterioration in the credit risk profile of the commercial business loan portfolio was the movement to non-accrual status of the $2.7 million commercial credit discussed earlier. The emergence of that credit as a non-accrual loan during the three months ended December 31, 2002 was among the factors influencing the Company's decision to increase its allowance for loan losses assigned to the commercial business loan portfolio. Commercial business loans represent 6% of total loans receivable, net at December 31, 2002. During the three months ended December 31, 2002, the Company observed an improvement in the credit risk profile of several other segments of the loan portfolio, most notably residential tract construction loans (which represent 19% of total loans receivable, net). Several large residential tract construction loans, including the $10.8 million loan discussed earlier, which had experienced cost overruns or construction delays progressed to a point during the three months ended December 31, 2002, to provide an increased level of assurance that the amount of probable loss on those loans, as well as other loans in portfolio with similar risk characteristics, decreased during the quarter. As a result, the allowance for loan losses allocated to the tract construction portfolio was reduced commensurate with the decrease in the risk profile.

Total liabilities were also virtually unchanged between March 31, and December 31, 2002 at $2.76 billion. Deposits increased $121.8 million from $2.17 billion at March 31, 2002 to $2.29 billion at December 31, 2002. Core deposits increased $270.2 million from $1.08 billion at March 31, 2002 to $1.35 billion at December 31, 2002. FHLB advances decreased $125.0 million from $558.0 million at March 31, 2002 to $433.0 million at December 31, 2002, as strong deposit inflows in excess of amounts used to fund loan growth were used to pay down borrowings.

Total stockholders' equity was $274.8 million at December 31, 2002 compared to $284.1 million at March 31, 2002. The $9.2 million decrease in total stockholders' equity is comprised principally of a $10.1 million decrease in retained earnings, substantially restricted, a $2.3 million decrease in additional paid-in-capital, a $1.3 decrease in unearned stock-based compensation and a $1.9 million decrease in accumulated other comprehensive loss. The $10.1 million decrease in retained earnings, substantially restricted reflects the $26.0 million of net earnings for the nine months ended December 31, 2002 offset by 1) $3.2 million of quarterly cash dividends of $0.08 per common share declared on June 15 and September 13, 2002, paid June 29 and September 27, 2002 and a quarterly cash dividend of $0.10 per common share declared September 18, paid December 27, 2002 and 2) $33.0 million representing the amount paid by the Company in excess of the original issuance price to repurchase 1,404,300 shares of its common stock at a weighted average price of $33.48 per share. The $2.3 million decrease in additional paid-in-capital is comprised of $11.7 million representing the exercise of stock options, the amortization and issuance of shares under the Company's stock-based compensation plans along with the income tax benefit arising therefrom, partially offset by the removal from additional paid-in-capital of the $14.0 million created upon the March 1996 issuance of the 1,404,300 shares of common stock that were repurchased during the nine months ended December 31, 2002. The $1.3 million decrease in unearned stock-based compensation reflects the amortization of shares under the Company's ESOP. The $1.9 million decrease in accumulated other comprehensive loss reflects the change in the unrealized loss, net of tax on securities available for sale.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. OTS regulations require that sufficient liquidity be maintained at a level which ensures safe and sound banking practices. The Bank's average liquidity ratio was 5.42% for the nine months ended

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
( Continued)

December 31, 2002. Management's strategy is to invest excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Bank has invested in corporate securities when the yields thereon have been more attractive than U.S. government and federal agency securities of similar maturity. While corporate securities are not backed by any government agency, the maturity structure and credit quality of all corporate securities owned by the Bank meet the minimum standards set forth by the OTS for regulatory liquidity-qualifying investments. The Bank has invested in callable debt issued by Federal agencies of the U.S. government when the yields thereon to call date(s) and maturity exceeded the yields on comparable term and credit quality non-callable investments by amounts which management deems sufficient to compensate the Bank for the call options inherent in the securities. At December 31, 2002, the Bank had no investments in callable securities.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $35.2 million and $39.2 million for the nine months ended December 31, 2002 and 2001, respectively.

Investing activities consist primarily of disbursements for originations and purchases of loans and purchases of securities, offset by principal payments on loans, and proceeds from maturation, paydowns and sales of securities.

The following items summarize the major components of the Company's investing activities. For the nine months ended December 31, 2002 disbursements for originations and purchases of loans held for investment were $1.40 billion and $259.8 million, respectively, compared to $1.07 billion and $282.2 million, respectively, for the comparable period of 2001. For the nine months ended December 31, 2002 and 2001, disbursements for purchases of securities were $35.1 million and $108.6 million, respectively. Proceeds from paydowns on loans held for investment and proceeds from maturation, paydowns and sales of securities were $1.37 billion and $150.5 million, respectively for the nine months ended December 31, 2002, compared to $1.12 billion and $ 165.1 million for the comparable period of 2001.

Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts and FHLB advances. The net increases (decreases) in deposits and FHLB advances were $121.8 million and $(125.0) million and $47.5 million and $13.0 million for the nine months ended December 31, 2002 and 2001, respectively.

At December 31, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $253.3 million, or 8.40% of adjusted total assets, which is above the required level of $45.2 million, or 1.5%; core capital of $253.3 million, or 8.40% of adjusted total assets, which is above the required level of $120.6 million, or 4.0%; and total risk-based capital of $280.5 million, or 12.12% of risk-weighted assets, which is above the required level of $185.1 million, or 8.0%.

The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2002, cash and cash equivalents totaled $46.5 million. The high balance ($106.0 million) of cash and cash equivalents at March 31, 2002, was caused by a significant and rapid increase in payoffs of loans receivable and deposit inflows during the previous several months. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At December 31, 2002, the Company had $433.0 million of FHLB advances outstanding. Other sources of liquidity include investment securities maturing within one year.

PFF BANCORP, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
( Continued)

The Company currently has no material contractual obligations or commitments for capital expenditures. At December 31, 2002, the Company had outstanding commitments to originate and purchase loans of $124.3 million and zero, respectively. The Company anticipates that it will have sufficient funds available to meet these commitments. At December 31, 2002, and 2001 the Company had no outstanding commitments to purchase securities. C.D.s that are scheduled to mature in less than one year from December 31, 2002 totaled $657.4 million. The Company expects that a substantial portion of the maturing C.D.s will be retained at maturity. FHLB advances maturing in less than one year from December 31, 2002 totaled $323.0 million. The Company expects that the majority of these maturing advances will be rolled into new advances upon maturity.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Readers should refer to the qualitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 2002 Form 10-K/A, as there have been no significant changes in these disclosures during the nine months ended December 31, 2002.

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

PART II -- OTHER INFORMATION
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

Item 2. Changes in Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
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
Form 8-K filed December 23, 2002, with respect to a press release reporting the retirement of director William T. Dingle and election of director Royce A. Stutzman, under Item 5.
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

PFF BANCORP, INC.
DATE: February 11, 2003	BY:	/s/ LARRY M. RINEHART
Larry M. Rinehart President, Chief Executive Officer and Director
DATE: February 11, 2003	BY:	/s/ GREGORY C. TALBOTT
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

Date: February 11, 2003
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

Date: February 11, 2003
BY: /s/ Gregory C. Talbott
Gregory C. Talbott
Executive Vice President, Chief Financial Officer and Treasurer