Form 10-K
period 2003-03-31
PFF BANCORP INC
filed 2003-06-30
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes X No .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $396,608,699, which was based upon the last sales price as quoted on the New York Stock Exchange for June 20, 2003.

The number of shares of common stock outstanding as of June 20, 2003: 11,820,795

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held September 16, 2003 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about July 29, 2003, are incorporated by reference in Part III hereof.

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

Item 1. Description of Business.

General

The Bancorp completed its initial public offering of 19,837,500 shares of common stock on March 28, 1996, in connection with the conversion of Pomona First Federal Savings and Loan Association (the "Association") from the mutual to stock form of ownership (the "conversion") and the change of the Association's name to PFF Bank & Trust. The Bancorp received $198.4 million from this initial public offering before offering expenses of $4.5 million. The Bancorp utilized $105.0 million of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Bank. The Bancorp is headquartered in Pomona, California, and its principal business currently consists of the operations of its wholly owned subsidiary, the Bank. At March 31, 2003, on a consolidated basis, the Company had total assets of $3.15 billion, total deposits of $2.33 billion and total stockholders' equity of $273.1 million. The Bancorp, as a unitary savings and loan holding company, and the Bank, as a federal savings bank, are subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC").

The Company is operating under a community banking business model. This business model focuses on the origination of commercial, construction and land (primarily residential tract construction), commercial real estate and consumer loans (collectively the "Four-Cs") and to a lesser degree, one-to-four family residential mortgages. The Bank engages in secondary market activities, primarily the purchase of one-to-four family residential mortgages to supplement internal origination activities. To a lesser degree, the Company invests in mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMO") and other investment securities (collectively "securities"). The Bank's revenues are derived principally from interest on its loans, and to a lesser extent, fee income and interest and dividends on investment securities. The Bank's primary sources of funds are deposits and Federal Home Loan Bank ("FHLB") advances and other borrowings and principal and interest payments on loans and investment securities. Scheduled payments on loans and investment securities are a relatively stable source of funds, while prepayments on loans and investment securities and deposit flows are subject to significant fluctuation. The Bank engages in trust activities through its trust department and offers certain annuity and mutual fund non-deposit investment products and investment and asset management services through subsidiaries of the Company.

Available Information

Under the securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission ("SEC"). The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), 10-Q (Quarterly Report), DEF 14A (Proxy Statement), and Form S-3 and 8-A (Registration Statements). The Company may also file additional forms. The SEC maintains an internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company's website: www.pffbank.com.

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

The Bank's primary market area is highly competitive for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a statewide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from savings and loan associations, mortgage banking companies, commercial banks, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Additionally, the Bank's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the costs of interest-bearing liabilities to the Bank are influenced by interest rates on competing investments and general market interest rates. Similarly, the Bank's loan volume and yield on loans and securities and the level of prepayments on loans and securities are affected by market interest rates, as well as additional factors affecting the supply of, and demand for, housing and the availability of funds.

Trust and Investment Advisory Activities

In January 1995, the Company acquired the trust operations of another bank for $3.5 million. As a result of the acquisition, the Company now has additional fiduciary responsibilities acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not the assets of the Company and are not included in the balance sheet of the Company. Trust fee income for the years ended March 31, 2003 and 2002 was $2.1 million. See "Notes to Consolidated Financial Statements - Note 20: Trust Operations." Pursuant to federal securities laws applicable to its trust activities, the Bank operates with a Registered Investment Advisor ("RIA") designation. During April 2002, as a part of its strategy to increase fee income associated with its wealth management and advisory services, the Company formed a second RIA, Glencrest Investment Advisors, Inc. ("Glencrest") as a wholly-owned subsidiary of the Bancorp. In addition to providing investment advice to independent third parties, Glencrest provides investment advisory services to the Bank for which it is paid a fee. The Bank provides fee based custody services for Glencrest. The positioning of Glencrest, as an entity with an identity separate and distinct from the Bank, enables Glencrest to more effectively market its advisory services to higher net worth individuals and institutions.

Lending Activities

Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At March 31, 2003, the Bank had total gross loans outstanding of $3.13 billion, of which $1.41 billion or 45% were one-to-four family residential mortgage loans. The remainder of the portfolio consisted of $949.0 million of construction and land loans, or 30% of total gross loans; $396.8 million of commercial real estate loans, or 13% of total gross loans; consumer loans of $160.7 million or 5% of total gross loans; commercial business loans of $149.2 million or 5% of total gross loans; and $70.6 million of multi-family mortgage loans, or 2% of total gross loans. At March 31, 2003, approximately $2.84 billion or 91% of the Bank's total loans had adjustable interest rates of which approximately $1.24 billion or 44% were indexed to the one-year Constant Maturity Treasury ("CMT"), approximately $1.05 billion or 37% were indexed to Wall Street Journal Prime ("Prime"), approximately $373.2 million or 13% were indexed to the 11th FHLB District Cost of Funds Index ("COFI"), approximately $70.8 million or 2% were indexed to the PFF Bank and Trust Base Rate (which approximates Prime) and the remaining 4% were indexed to various other indices. The Bank's portfolio of adjustable rate loans included approximately $888.4 million of loans (28% of total gross loans) whose rates are fixed for an initial term of three to seven years prior to transitioning to a semi-annual or annually adjustable rate loan ("hybrid ARMs"). The Bank's hybrid ARMs are primarily indexed to the one year CMT.

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

	At March 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate: (1)
Residential:
One-to-four family	$ 1,406,606	44.9%	$ 1,402,977	49.8%	$ 1,338,940	52.5%	$ 1,537,233	60.1%	$ 1,482,839	66.8%
Multi-family	70,606	2.2	77,964	2.8	87,321	3.4	85,169	3.3	87,856	4.0
Commercial real estate	396,765	12.7	309,335	11.0	233,953	9.2	169,010	6.6	156,474	7.0
Construction and land	948,993	30.3	711,637	25.3	597,083	23.4	517,659	20.2	349,119	15.7
Commercial	149,232	4.8	155,589	5.5	133,564	5.2	122,095	4.8	74,451	3.3
Consumer	160,673	5.1	158,475	5.6	160,987	6.3	126,424	5.0	70,686	3.2
Total loans, gross	3,132,875	100.0%	2,815,977	100.0%	2,551,848	100.0%	2,557,590	100.0%	2,221,425	100.0%
Undisbursed loan funds	(405,908)		(288,231)		(237,547)		(198,656)		(167,042)
Net premiums (discounts) on loans	(192)		(202)		818		1,215		1,665
Deferred loan origination fees, net	(3,377)		(1,412)		1,793		1,753		(276)
Allowance for loan losses	(31,121)		(31,359)		(31,022)		(27,838)		(26,160)
Total loans, net	2,692,277		2,494,773		2,285,890		2,334,064		2,029,612
Less: Loans held for sale	(3,327)		(106)		(583)		(7,362)		(3,531)
Loans receivable, net	$ 2,688,950		$ 2,494,667		$ 2,285,307		$ 2,326,702		$ 2,026,081

(1) Includes loans held for sale.

Loan Maturity. The following table shows the contractual maturity of the Bank's loan portfolio at March 31, 2003.

	At March 31, 2003
	One-to- Four Family	Multi- Family	Commercial Real Estate	Construction and Land	Commercial	Consumer	Total Loans Receivable
	(In thousands)

Amounts due:
One year or less	$ 8,933	8,207	5,847	714,107	79,975	12,900	829,969
After one year:
More than one year to three years	1,118	2,363	22,464	234,221	24,592	238	284,996
More than three years to five years	3,269	3,392	13,515	125	39,703	732	60,736
More than five years to ten years	11,269	8,055	312,206	-	3,996	4,196	339,722
More than ten years to twenty years	162,485	38,256	38,926	100	966	140,190	380,923
More than twenty years	1,219,532	10,333	3,807	440	-	2,417	1,236,529
Total due after March 31, 2004	1,397,673	62,399	390,918	234,886	69,257	147,773	2,302,906
Total amount due	1,406,606	70,606	396,765	948,993	149,232	160,673	3,132,875
Less:
Undisbursed loan funds	-	-	-	(405,908)	-	-	(405,908)
Net discounts on loans	(192)	-	-	-	-	-	(192)
Deferred loan origination fees, net	1,491	(197)	(1,247)	(6,196)	(327)	3,099	(3,377)
Allowance for loan losses	(578)	(121)	(1,152)	(16,271)	(12,199)	(800)	(31,121)
Total loans, net	1,407,327	70,288	394,366	520,618	136,706	162,972	2,692,277
Loans held for sale	(3,327)	-	-	-	-	-	(3,327)
Loans receivable, net	$ 1,404,000	70,288	394,366	520,618	136,706	162,972	2,688,950

The following table sets forth at March 31, 2003, the dollar amount of total gross loans receivable contractually due after March 31, 2004, and whether such loans have fixed or adjustable interest rates.
	Due after March 31, 2004
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans: (1)
Residential:
One-to-four family	$ 133,164	1,264,509	1,397,673
Multi-family	1,746	60,653	62,399
Commercial real estate	5,174	385,744	390,918
Construction and land	-	234,886	234,886
Commercial	48,778	20,479	69,257
Consumer	54,528	93,245	147,773
Total gross loans receivable	$ 243,390	2,059,516	2,302,906

(1) Includes loans held for sale.

Origination, Sale, Servicing and Purchase of Loans. The Bank's lending activities are conducted primarily by loan representatives through its 26 banking branches, its loan origination center in Rancho Cucamonga, California, a satellite loan office in Redding, California, a regional lending office in Sacramento, California and wholesale brokers approved by the Bank. The Bank originates one-to-four family first trust deed residential mortgages through brokers and internal sources while maintaining a greater focus on the origination of Four-C loans. The Bank also originates equity-based consumer loans through wholesale brokers. All loans originated by the Bank, either through internal sources or through wholesale brokers, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate loans is influenced by general economic conditions affecting housing, business and consumer activities as well as the relative customer demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future levels of interest rates.

Loan originations were $1.87 billion for fiscal 2003 compared to $1.43 billion for fiscal 2002. Originations of the Four-Cs aggregated $1.54 billion or 82% of total originations for fiscal 2003 compared to $1.19 billion or 83% of total originations for fiscal 2002. The very slight decrease in the percentage of total originations comprised by the Four-Cs reflects a significant increase in turnover in the one-to-four family residential mortgage portfolio rather than any reduction in the Company's emphasis on the Four-Cs. Reflecting the dramatically lower interest rate environment, the weighted average initial contract rate on total originations was 6.36% for fiscal 2003, compared to 7.30% for fiscal 2002.

It is the general policy of the Bank to sell substantially all of the 15 and 30-year fixed-rate mortgage loans that it originates and retain substantially all of the adjustable-rate mortgage loans that it originates. The Bank generally retains servicing of the loans sold. At March 31, 2003, the Bank was servicing $141.9 million of loans for others. See "Loan Servicing." When loans are sold on a servicing retained basis, the Company records gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSR") when loans are sold with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. MSR are included in the financial statements in the category "Prepaid expenses and other assets." The Bank had $357,000 of MSR as of March 31, 2003, compared to $518,000 at March 31, 2002. Impairment losses, if any, are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. At March 31, 2003, there were $3.3 million of mortgage loans categorized as held for sale consisting of fixed-rate one-to-four family residential mortgage loans.

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

The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Years Ended March 31,
	2003	2002	2001
	(In thousands)
Beginning balance (1)	$ 2,494,773	2,285,890	2,334,064
Loans originated:
One-to-four family	321,847	234,926	70,019
Multi-family	11,329	10,939	10,255
Commercial real estate	159,650	125,544	103,454
Construction and land	1,046,034	740,573	566,101
Commercial	190,133	192,762	173,454
Consumer	143,753	129,077	126,252
Total loans originated	1,872,746	1,433,821	1,049,535
Loans purchased	340,169	415,287	18,892
Sub-total	4,707,688	4,134,998	3,402,491
Less:
Principal payments	(1,869,196)	(1,573,443)	(1,049,029)
Sales of loans	(19,174)	(10,162)	(23,305)
Transfer to foreclosed real estate owned (REO) and loans charged-off	(6,029)	(2,331)	(2,011)
Change in undisbursed loan funds	(117,677)	(50,684)	(38,891)
Change in allowance for loan losses	238	(337)	(3,184)
Other (2)	(3,573)	(3,268)	(181)
Total loans	2,692,277	2,494,773	2,285,890
Loans held for sale, net	(3,327)	(106)	(583)
Ending balance loans receivable, net	$ 2,688,950	2,494,667	2,285,307

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

At March 31, 2003, the Bank's one-to-four family residential mortgage loans totaled $1.41 billion or 45% of total gross loans. Of the $1.41 billion, 11% or $159.0 million were loans secured by non-owner-occupied investment properties and 13% or $178.9 million were loans on owner-occupied second homes. Of the one-to-four family residential mortgage loans outstanding at March 31, 2003, 91% were adjustable-rate loans. The Bank emphasizes the origination of adjustable-rate mortgage loans tied to the one-year CMT index. At March 31, 2003, the outstanding principal balances of loans subject to negative amortization totaled $283.9 million, (including $21.4 million of loans serviced by others in which the Bank has purchased a participating interest) or 20% of total one-to-four family residential mortgage loans. At March 31, 2003, the total outstanding negative amortization on these loans (excluding the $21.4 million of loans serviced by others) was $853,000. The negative amortization is generally capped at 110% of the original loan amount. At March 31, 2003, loans with original maturities of over 30 years totaled $99.9 million.

Non-owner-occupied properties, particularly those classified as investment properties, are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient cash flow to cover debt service and other operating expenses. Negative amortization involves a greater risk to the Bank because during a period of higher interest rates the loan principal may increase above the amount originally advanced, which may increase the risk of default. However, the Bank believes that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules. Prior to March 2000, adjustable rate loans were offered with maturities up to 40 years. Effective during March 2000, in response to interest rate risk considerations, the Bank discontinued offering 40-year maturities.

Multi-Family Lending. The Bank originates multi-family mortgage loans generally secured by properties located in Southern California. Loans secured by multi-family properties are typically amortized for 25 to 30 years and have a 10-year maturity. The Bank offers a loan plan that adjusts annually based on the one-year CMT Index plus a spread. The Bank also offers a three year fixed rate loan and a five year fixed rate loan that are fixed for the respective period and adjust annually thereafter. These loans typically have an interest rate floor and a lifetime interest rate cap of five percent above the start rate. In reaching its decision on whether to make a multi-family loan, the Bank considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of at least 110%. Properties securing these loans are appraised and title insurance is required on all loans.

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

The Bank's multi-family loan portfolio at March 31, 2003 totaled $70.6 million or 2% of total gross loans. At March 31, 2003, 60% of the Bank's multi-family loans were adjustable-rate indexed to COFI, 37% were indexed to the one-year CMT, 2% were fixed rate and the remaining one percent were indexed to various other indices. The Bank's largest multi-family loan at March 31, 2003, had an outstanding balance of $4.8 million and is secured by a 54-unit apartment complex.

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

At March 31, 2003, the Bank's commercial real estate loan portfolio was $396.8 million, or 13% of total gross loans. At March 31, 2003, 74% of these loans were indexed to the one-year CMT, 13% were indexed to COFI, 9% were indexed to the Monthly Average U.S. Treasury, 3% were indexed to Prime and 1% were fixed rate. The largest commercial real estate loan in the Bank's portfolio at March 31, 2003 was $9.7 million and is secured by a three building, multi-tenant industrial/office project containing approximately 165,685 square feet.

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

Construction and Land Lending. The Bank generally originates construction loans to real estate developers and individuals in California. The Company's construction loans primarily are made to finance tract construction of one-to-four family residential properties. These loans are generally indexed to Prime, have maturities of two years or less and generally include extension options of six to eighteen months upon payment of an additional fee. The Bank's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction of commercial properties, up to 80% for multi-family properties and up to 85% for one-to-four family residences. Land loans are underwritten on an individual basis, but generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less. The Bank requires an independent appraisal of the property and generally requires personal guarantees. Loan proceeds are disbursed as construction progresses and as inspections warrant. The Bank's inspectors generally visit projects twice a month to monitor the progress of construction.

The Bank has expanded, on a selective basis, construction lending to western states other than California. Such expansion has been undertaken with developers with whom the Bank has had long-term lending relationships. As of March 31, 2003, the Bank had construction loans outstanding for development of residential properties located in Nevada, Utah and Arizona totaling $32.4 million, $18.4 million of which was disbursed. As of March 31, 2003, the remainder of the Bank's construction loans were for development of real estate located in California. The largest credit exposure in the construction loan portfolio as of March 31, 2003 consists of a loan for $23.0 million for the development of 202 condominium units in Roseville, California. The disbursed balance of this loan at March 31, 2003, was $17.0 million. The second largest credit exposure in the Bank's construction and land portfolio at March 31, 2003, was a loan for $22.0 million secured by 1,502 lots that will be separated into 14 tracts. At March 31, 2003, the Bank's construction and land loan portfolio was $949.0 million or 30% of total gross loans, $543.1 million of which was disbursed. At March 31, 2003, the aggregate balance of loans for the construction of properties other than one-to-four family residences was $128.8 million, $73.5 million of which was disbursed.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Mitigation of risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value that is insufficient to assure full repayment of the Bank's loan.

Consumer and Other Lending. The Bank offers both fixed-rate equity loans and adjustable rate equity lines of credit secured by one-to-four family residences made primarily on properties located in the Bank's primary market area. Loan originations are generated by the Bank's loan representatives and approved mortgage brokers. The majority of consumer loans are underwritten and approved on the basis of the applicant's ability and apparent willingness to pay (credit history). A security interest on the property is taken as an abundance of caution.

The equity lines of credit offered by the Bank generally have introductory terms below the fully indexed rate. At the end of the introductory period, the lines of credit will adjust monthly based on changes in the Prime rate. These lines of credit provide for overall caps/floors on the increase/decrease in interest rates over the life of the loan.

The Bank's policy is to originate equity loans and lines of credit up to 100% of the appraised value of the property securing the loan. Loans secured by a second lien on property and with higher loan to value are generally considered to involve a higher degree of credit risk than loans secured by a first lien position or with a lower loan to value. These loans are priced to compensate for these higher risks. The Bank also originates a limited number of equity loans with loan to values up to 125%. These loans are originated for the secondary market and substantially all of the originations are sold upon funding to an investor. These loans also have a higher degree of risk and are made with strict credit guidelines.

At March 31, 2003, the Bank's total consumer loan portfolio was $160.7 million or 5% of total gross loans, composed primarily of $107.0 million in home equity lines of credit and $52.5 million in secured and unsecured personal loans and lines of credit. At March 31, 2003, 61% of these loans were indexed to Prime, 35% were fixed rate, 3% were indexed to COFI and 1% were indexed to various other indices.

Commercial Lending. During the past six years, the Bank has expanded its operations to include lending to small and medium-sized businesses. Loan products include working capital lines of credit, capital and equipment term loans, Small Business Administration ("SBA") and other government loan guarantee programs, and contractor financing for residential housing rehabilitation. The Bank's commercial lending operations also include wholesale lending for business equipment finance and leasing companies, as well as syndications and participations with local and national business lenders.

As of March 31, 2003, the Bank's total commercial loan commitments were $304.3 million, of which $149.2 million or 5% of total gross loans was outstanding. At March 31, 2003, 48% of the commercial loans outstanding were indexed to the PFF Bank and Trust Base Rate (which approximates Prime), 4% were indexed to Prime and the remaining 48% were fixed rate. At March 31, 2003, the largest amount of commercial loans outstanding to one borrower was $12.5 million to a manufacturer and lessor of vehicles used in food service and package delivery. The loans to this borrower are secured by the assignment of leases and underlying equipment. The second largest extension of commercial credit to one borrower was $11.4 million to an equipment leasing company. This loan is also secured by the assignment of leases and underlying equipment as well as inventory and accounts receivable. Repayment of both loans is expected to come from lessee payments or, alternatively, from liquidation of equipment and assets of the borrowers or guarantors.

Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. Commercial business loans may be originated on an unsecured basis or may be secured by collateral that is not readily marketable. The Bank generally requires personal guarantees on its commercial business loans. The risk of default by a commercial business borrower may be influenced by numerous factors which may include the strength of the worldwide, regional or local economies or sectors thereof, changes in technology or demand for particular goods and services and the ongoing ability of the commercial business borrower to successfully manage the business. Because of these risks, the Bank monitors the performance of its commercial business loans and the underlying businesses and individuals with a different focus than is typical of traditional one-to-four family residential mortgage lending. The monitoring of commercial business loans typically involves the periodic review of the financial statements and on-site visits to the businesses to which credit has been extended.

The following table presents a by-industry breakdown of the Bank's commercial lending portfolio.
Industry	Balance Outstanding	Percent of Total Balance Outstanding	Total Commitment	Number of Loans	Average Balance Outstanding	Largest Commitment
	(Dollars in thousands)
Agriculture, forestry & Fishing	$ 495	0.3%	$ 583	13	$ 38	$ 223
Construction	13,350	8.9	32,326	129	104	5,163
Manufacturing	13,780	9.2	18,999	87	315	3,792
Transportation, communication & utilities	1,896	1.3	2,592	30	64	515
Wholesale trade	7,259	4.9	10,974	44	166	3,140
Retail trade	8,211	5.5	10,406	76	108	2,715
Finance, insurance & real estate	36,043	24.2	67,070	94	395	14,049
Services	62,867	42.1	146,749	513	227	17,754
Other	5,331	3.6	14,609	21	312	5,137
Total	$149,232	100.0%	$304,308	1,007

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank and delegates lending authority and responsibility to the Loan Origination and Asset Review Committee ("LOARC"), the Management Loan Committee and specified officers of the Bank. The LOARC includes four of the six outside Directors of the Bank as well as selected senior management staff. All loans must be approved by a majority of a quorum of the designated committee, group of officers or by the designated individual. The following committees, groups of officers and individual officers are granted the authority to approve and commit the Bank to the funding of the following categories of loans: mortgage loans and consumer loans in amounts up to $299,999 may be approved by the Bank's staff underwriters; mortgage loans and consumer loans in excess of $299,999 and up to $599,999 may be approved by certain department managers; commercial business loans up to $499,999 may be approved by the Commercial Credit Administrator or Chief Lending Officer; mortgage loans and consumer loans in excess of $599,999 and up to $999,999 may be approved by the Major Loan Manager, the Senior Executive Vice President or Chief Lending Officer; mortgage loans in excess of $999,999 and up to $9,999,999, and commercial business loans in excess of $499,999 and up to $4,999,999 must be approved by the Management Loan Committee; and mortgage loans of $10.0 million or more, consumer loans in excess of $999,999 and commercial business loans of $5.0 million or more require the approval of the LOARC. The LOARC presently reviews commercial business loans in excess of $4,999,999, post funding, for consistency with the Bank's goals and objectives. Since March 31, 1998 the Bank has also contracted with an independent credit review firm for the post funding review of all commercial business loans in excess of $500,000 and selected smaller loans. This credit review firm is comprised of experienced former federal bank examiners. During fiscal 2003, the Bank hired a former federal bank examiner to strengthen its internal credit review capabilities. As a result, the Bank has begun phasing out the use of the external credit review firm.

The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 2003, the Bank's limit on loans-to-one borrower was $42.3 million.

Loan Servicing. The Bank services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain borrower insurance and tax payments are made and generally administering the loans. All of the loans currently being serviced for others are loans that have been sold by the Bank. At March 31, 2003, the Bank was servicing $141.9 million of loans for others. The Bank does not purchase servicing rights related to mortgage loans originated by other institutions.

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

Allowance for Loan Losses. The adequacy of the allowance is evaluated quarterly by management to maintain the allowance at levels sufficient to provide for losses inherent in the loan portfolio. A key component to the evaluation is the internal asset review process.

The Internal Asset Review Department ("IARD") conducts independent reviews to evaluate the credit risk and quality of Company assets. IARD reports to the Internal Asset Review Committee ("IARC"). The IARC is chaired by the IAR Manager and includes the Bank's General Counsel, Controller, Senior Counsel, Chief Appraiser, Loan Service Manager and IARD staff. The Bank's Chief Executive Officer, Chief Operating Officer and Chief Lending Officer attend as non-voting members. IARC meets monthly to review the recommendations from the IARD for asset classifications and valuation allowances. The IARD reports quarterly to the Board of Directors regarding overall asset quality, the adequacy of valuation allowances and adherence to policies and procedures regarding asset classification and valuation.

IARD adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover asset losses. The Company's asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. The Company uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using an eight grade system to classify assets. The current grades are: pass 1; pass 2; pass 3; pass 4; special mention; substandard; doubtful; and loss. Substandard, doubtful and loss assets are considered "classified assets" for regulatory purposes. A brief description of these classifications follows:

  The four pass classification grades represent a level of credit quality, which ranges from no well-defined deficiency or weakness to some noted weakness, yet risk of default is expected to be remote.

  A special mention asset does not currently expose the Company to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management's close attention.

  Substandard assets have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

  An asset classified doubtful has all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Doubtful is considered to be a temporary classification until resolution of pending weakness issues enables the potential for loss to be more clearly evaluated.

  That portion of an asset classified as loss is considered uncollectible and of so little value that its continuance as an asset is not warranted. A loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer charging off all or that portion of the asset deemed uncollectible even though partial recovery may be effected in the future.

The asset classifications from the internal asset review process are used in the following manner to determine the amount of the allowance for loan losses:

  General valuation allowances ("GVA"): This element relates to assets with no well-defined deficiency or weakness (i.e. assets classified pass) and takes into consideration losses that are imbedded within the portfolio but have not yet been realized. Generally, borrowers are impacted by events well in advance of a lender's knowledge that may ultimately result in loan default and eventual loss. Examples of such loss-causing events would be borrower's job loss, divorce or medical crisis in the case of single family residential and consumer loans, or loss of a major tenant in the case of commercial real estate loans. General valuation allowances are determined by applying factors that take into consideration past loss experience, current trends, etc. for each major asset type.

  Specific valuation allowances ("SVA"): A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loss is probable, the Company establishes a SVA for the amount of the loss by determining the difference between the Company's recorded investment in the loan and the estimated net realizable value. If the loan is collateral dependent the fair value of the collateral is used to determine the SVA.

  Large borrower risk : The Company has a number of borrowers who, individually or in the aggregate, have large lending relationships with the Company -- defined as aggregating $10.0 million or more for construction loans and $5.0 million or more for commercial business loans. Because of the risk inherent in these types of credits, if one loan should default or show material weaknesses it can adversely affect the borrower's ability to perform on other indebtedness to the Company. The Company's policy is to review all construction loans whose committed balances (1) individually equal or exceed $5.0 million or (2) aggregate at least $10.0 million. Utilizing the above aggregate balance thresholds, at March 31, 2003, the Company had 50 construction loan borrowers with aggregate committed balances averaging $15.9 million and 10 commercial business borrowers with aggregate outstanding balances averaging $5.6 million. It is the Company's position that there is an inherently greater risk in the large borrower portfolios since defaults on one loan to a multiple borrower may trigger defaults or adverse classification of other loans to the same borrower. Based upon the number of multiple borrower relationships and historical loss history adjusted for current economic conditions, the Company applied a probable default factor to these multiple borrower relationships in determining an appropriate level of allowance for loan losses. This methodology resulted in the inclusion of $6.3 million applicable to large borrower risk in the Company's March 31, 2003 allowance for loan losses.

At March 31, 2003, the Company's allowance for loan losses was $31.1 million or 0.99% of gross loans and 167.57% of non-performing loans compared to $31.4 million or 1.11% of gross loans and 697.80% of non-performing loans at March 31, 2002. At March 31, 2003, the Company had non-performing loans of $18.6 million or 0.59% of gross loans compared to $4.5 million or 0.16% of gross loans at March 31, 2002. See "Non-Accrual and Past Due Loans." The Company will continue to monitor and modify its allowance for loan losses based upon economic conditions, loss experience, changes in portfolio composition and other factors.

The following table sets forth activity in the Company's allowance for loan losses for the periods indicated.
	For the Year Ended March 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Beginning balance	$ 31,359	31,022	27,838	26,160	26,002
Provision for loan losses	4,840	5,000	5,004	4,000	4,020
Charge-offs:
Real estate:
One-to-four family	(69)	(78)	(524)	(1,522)	(3,361)
Multi-family	-	-	-	(319)	(115)
Commercial real estate	-	-	(216)	-	-
Construction and land	-	(3,012)	-	-	(31)
Commercial	(4,978)	(612)	(223)	-	-
Consumer	(692)	(1,069)	(898)	(549)	(372)
Total	(5,739)	(4,771)	(1,861)	(2,390)	(3,879)
Recoveries	661	108	41	68	17
Ending balance	$ 31,121	31,359	31,022	27,838	26,160
Net charge-offs to average gross loans outstanding	0.19%	0.17	0.07	0.11	0.17

For the fiscal years ended March 31, 2002 and 2003, the provisions for loan losses approximated the levels of net charge-offs. During these periods, the proportion of the loan portfolio comprised by the Four-Cs increased from 44% at March 31, 2001, to 47% at March 31, 2002, and 53% at March 31, 2003. The probable loss exposure on the Four-Cs generally exceeds that of the residential mortgage portfolio. As a result, if the level of probable losses were to remain constant between periods for all segments of the portfolio, an increase in the Four-Cs would be expected to result in an increase in the allowance for loan losses. However, based upon a reduction in historical loss experience and a reduction in the Company's estimate of incurred losses inherent in the loan portfolio after giving consideration to current economic conditions, the Company has reduced the probable loss rates used in determining the GVA. In determining the amount of the GVA, the Company stratifies its loan portfolio into approximately 105 segments based upon loan type, internal classification, etc. Each of these strata is assigned a separate probable loss factor.

The table below summarizes the ranges of these probable loss factors for each of the Company's loan categories.
	Probable Loss Factors (basis points)
Loan Type	Pass	Special Mention	Substandard	Doubtful
One-to-four family	2-88	150-500	300-1,000	5,000
Multi-family	2-132	200-300	500-600	5,000
Commercial real estate	4-161	500	1,200	5,000
Construction and land	4-161	500	1,200	5,000
Commercial	13-500	700-900	1,350-1,650	5,000
Consumer (1)	2-4,086	150-3,000	300-5,000	5,000

(1) When certain consumer loans are criticized as special mention, they are charged-off. As a result, the high-end loss factor for pass is greater than that for special mention.

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

Management reviews and classifies the Company's assets monthly and reports the results of its review to the Board of Directors. The Company classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. The Company utilizes an internal appraisal staff and Board approved independent appraisers to conduct appraisals at the time of foreclosure and subsequent appraisals on REO on a periodic basis. Qualified personnel are also utilized for annual property inspections on all income producing real properties securing a loan balance over $1.0 million and other specified properties. Property inspections are intended to provide updated information concerning occupancy, maintenance, current rent levels, and changes in market conditions.

At March 31, 2003 and 2002 the Company had $22.3 million and $25.2 million, respectively, of assets criticized as Special Mention, on which there were no SVAs. The main components of assets criticized as Special Mention at March 31, 2003 were: 20 loans totaling $4.5 million secured by one-to-four family residences; and five non-homogeneous loans (defined as loans with unpaid principal balances in excess of $500,000) totaling $16.0 million. The composition of the non-homogeneous loans is as follows: one commercial real estate loan totaling $501,000 and four commercial loans totaling $15.5 million. At March 31, 2003, the Company had $37.5 million of assets, net of specific allowances of $5.6 million, classified as Substandard, compared to $71.6 million, net of specific allowances of $3.1 million, classified as Substandard at March 31, 2002. Included in Substandard assets at March 31, 2003 are construction loans aggregating $3.7 million, net of specific allowances of $1.9 million, on a project in Castaic, California, and $11.5 million, net of specific allowances of $191,000, on a project in Murrieta, California. See "Non-Accrual and Past-Due Loans." A commercial loan to a business equipment leasing company that had been classified Substandard at March 31, 2002, was upgraded to Special Mention as of March 31, 2003, based upon improvement in the financial condition of the borrower. The outstanding balance of this loan at March 31, 2003 and 2002, was $11.4 million and $18.2 million, respectively.

The Company's present policy is generally to continue to classify a troubled-debt restructured ("TDR") loan as Substandard until the asset has performed at normal contract terms for a period of six to twelve months. Where there has been a forgiveness of principal or interest, a sub-market interest rate granted, or a substantial lengthening of the loan term due to credit or collateral weaknesses, the loan is generally considered a TDR. Although the regional economy, in general, was strong during fiscal 2003, the Company continued to utilize early intervention and flexibility in restructuring some troubled loans with borrowers rather than foreclosing on the underlying properties. See "Non-Accrual and Past-Due Loans."

At March 31, 2003, there were no assets classified as Loss or Doubtful compared to no assets classified as Loss and three assets totaling $253,000 classified as Doubtful at March 31, 2002. The composition of assets classified Substandard at March 31, 2003 and 2002 is set forth on the following page.

	At March 31, 2003
	Loans			REO			Total Substandard Assets
	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans
	(Dollars In thousands)
Real estate:
Residential:
One-to-four family	$ 3,683	$ 3,581	28	$ 75	$ 75	1	$ 3,758	$ 3,656	29
Multi-family	-	-	-	-	-	-	-	-	-
Commercial real estate	1,745	1,745	1	-	-	-	1,745	1,745	1
Construction and land	22,783	20,677	8	-	-	-	22,783	20,677	8
Sub-total	28,211	26,003	37	75	75	1	28,286	26,078	38
Commercial	14,271	10,915	18	-	-	-	14,271	10,915	18
Consumer	542	518	15	-	-	-	542	518	15
Total	$ 43,024	$ 37,436	70	$ 75	$ 75	1	$ 43,099	$ 37,511	71
	At March 31, 2002
	Loans			REO			Total Substandard Assets
	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans
	(Dollars in thousands)
Real Estate:
Residential:
One-to-four family	$ 8,592	$ 8,532	69	$ 507	$ 507	6	$ 9,099	$ 9,039	75
Multi-family	1,154	1,154	1	-	-	-	1,154	1,154	1
Commercial real estate	2,576	2,419	3	-	-	-	2,576	2,419	3
Construction and land	42,139	39,361	8	-	-	-	42,139	39,361	8
Sub-total	54,461	51,466	81	507	507	6	54,968	51,973	87
Commercial	19,324	19,288	9	-	-	-	19,324	19,288	9
Consumer	359	312	15	-	-	-	359	312	15
Total	$ 74,144	$ 71,066	105	$ 507	$ 507	6	$ 74,651	$ 71,573	111

(1) Net balances are reduced for specific loss allowances established against Substandard loans and REO.

Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, REO and TDR loans. There were two TDR loans and one REO property at March 31, 2003. It is the policy of the Company to cease accruing and to establish an allowance for all previously accrued but unpaid interest on loans 90 days or more past due. For the years ended March 31, 2003, 2002, 2001, 2000 and 1999, the amount of interest income that would have been recognized on non-accrual loans, if such loans had continued to perform in accordance with their contractual terms, was $1.0 million, $330,000, $733,000, $466,000 and $1.1 million, respectively, none of which was recognized.

The Bank has a total of $5.6 million in loans outstanding on a 296 home residential development project in Castaic with an aggregate commitment of $5.6 million. The project incurred cost overruns and construction delays which caused the Bancorp to determine that its one loan in the amount of $3.0 million was impaired as of December 31, 2000. Accordingly, during the quarter ended December 31, 2000, the Bancorp placed this loan on non-accrual status and established an allowance for loss for the full amount of this loan. During the quarter ended December 31, 2001, the Bancorp charged this loan off against the previously established allowance. The Bank has determined that it is still probable that it will collect all amounts contractually due on the remaining $5.6 million of loans outstanding on this project. The Bank has taken an assignment of the borrower's interest on two projects, on which the Bank has no indebtedness from the borrower, to enhance the overall collateral position of the Bank. Management is continuing to closely monitor the status of these loans. The status of this project as of March 31, 2003 was as follows: 279 of the 296 homes have been sold and closed and 17 homes are in escrow. The 17 homes in escrow are currently under construction and will close upon completion. During the quarter ended March 31, 2003, 44 homes closed escrow. The Bank's Castaic loans were designated as TDRs as of March 31, 2002 and 2003, due to maturity extensions granted as a result of cost overruns and delays in completion of the project.

Included in non-accrual construction and land loans at March 31, 2003 is a $11.7 million residential construction loan for the acquisition and development of 66 residential lots and single family homes in Murrieta, California. The first phase of 21 homes and four models have been built and closed (the models are being leased back by the developer from the buyers). The second phase of 20 homes is under construction and all sold (in escrow awaiting completion). This phase of homes has had significant delays due to the equity partner removing and replacing the original developer and remediation work necessary due to the long construction delays. The homes are anticipated to be delivered in the third calendar quarter of 2003. The final 21 lots are virtually completed and will be marketed by the borrower to other builders. The lot sales transaction is anticipated to also be finalized in the third calendar quarter of the year. As of March 31, 2003, the Bank had no SVA on this loan.

Included in non-accrual commercial loans at March 31, 2003, is a $2.7 million loan to a chain of retail jewelry stores. The stores entered bankruptcy during November 2002. During April 2003, the Bank took possession of the inventory collateralizing this loan. As of March 31, 2003, the Bank had a $2.1 million SVA on this loan.

During the years ended March 31, 2003 and 2002, the Company's average investment in impaired loans was $34.6 million and $46.9 million, respectively. Interest income recorded during these periods was $1.3 million and $1.9 million, respectively, of which none was recorded utilizing the cash basis method of accounting.

	At March 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Non-accrual loans:
Residential real estate:
One-to-four family	$ 2,776	3,049	5,420	4,415	10,061
Multi-family	-	-	-	-	122
Commercial real estate	-	285	-	-	-
Construction and land (3)	11,680	-	4,572	-	647
Commercial	3,513	65	437	243	-
Consumer	603	1,095	1,052	769	182
Total	18,572	4,494	11,481	5,427	11,012
REO, net (1)	75	507	351	1,466	5,318
Non-performing assets	$ 18,647	5,001	11,832	6,893	16,330
TDR loans (3)	$ 3,729	27,941	3,012	1,950	11,291
Classified assets, gross	$ 43,099	74,904	62,102	37,354	39,058
Allowance for loan losses as a percent of gross loans receivable	0.99%	1.11	1.22	1.09	1.18
Allowance for loan losses as a percent of total non-performing loans (2)	167.57	697.80	270.20	512.96	237.56
Non-performing loans as a percent of gross loans receivable (2)	0.59	0.16	0.45	0.21	0.50
Non-performing assets as a percent of total assets (2)	0.59	0.16	0.51	0.23	0.56

(1) REO balances are shown net of related loss allowances.
(2) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans.
(3) At March 31, 2001 the Bancorp's $3.0 million loan for the Castaic development is included in non-accrual and TDR loans. At March 31, 2002 and 2003, the Bank's loans on the Castaic development are the only loans reported as TDR.

The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated.
	At March 31, 2003				At March 31, 2002
	60-89 Days		90 Days or More(1)		60-89 Days		90 Days or More(1)
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One-to-four family	5	$ 984	18	$ 2,776	5	$ 607	22	$ 3,049
Multi-family	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	1	285
Construction and land	5	11,104	3	11,680	-	-	-	-
Commercial	-	-	8	3,513	-	-	10	65
Consumer	3	61	50	603	1	34	57	1,095
Total	13	$ 12,149	79	$ 18,572	6	$ 641	90	$ 4,494

	At March 31, 2001
	60-89 Days		90 Days or More(1)
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One-to-four family	18	$ 1,847	43	$ 5,420
Multi-family	-	-	-	-
Commercial real estate	1	242	-	-
Construction and land	-	-	2	4,572
Commercial	-	-	5	437
Consumer	8	256	27	1,052
Total	27	$ 2,345	77	$ 11,481

Loans 90 days or more past due are included in non-accrual loans. See "Non-Accrual and Past Due Loans."
The $11.7 million in construction and land that is 90 days or more delinquent is comprised of a loan on a residential development in Murrieta, California for which the Bank has determined no SVA is required. See
"Lending Activities - Non-Accrual and Past Due Loans."

The following tables set forth the amount of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.
	At March 31,
	2003			2002			2001
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans
	(Dollars in thousands)

One-to-four family	$ 578	1.86%	44.90%	$ 672	2.14%	49.82%	$ 1,549	5.00%	52.47%
Multi-family	121	0.39	2.25	191	0.61	2.77	228	0.73	3.42
Commercial real estate	1,152	3.70	12.67	2,829	9.02	10.98	891	2.87	9.17
Construction and land	16,271	52.28	30.29	19,588	62.47	25.27	17,835	57.50	23.40
Commercial	12,199	39.20	4.76	5,947	18.96	5.53	5,334	17.19	5.23
Consumer	800	2.57	5.13	2,132	6.80	5.63	5,185	16.71	6.31
Unallocated	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$ 31,121	100.00%	100.00%	$ 31,359	100.00%	100.00%	$ 31,022	100.00%	100.00%

	At March 31,
	2000			1999
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in each Category to Total Gross Loans
	(Dollars in thousands)

One-to-four family	$ 3,453	12.40%	60.10%	$ 5,721	21.87%	66.75%
Multi-family	783	2.81	3.33	2,026	7.74	3.95
Commercial real estate	1,593	5.72	6.61	2,048	7.83	7.04
Construction	12,186	43.78	20.24	8,911	34.06	15.72
Commercial	6,367	22.88	4.78	2,761	10.56	3.36
Consumer	3,455	12.41	4.94	4,690	17.93	3.18
Unallocated	1	-	-	3	0.01	-
Total allowance for loan losses	$ 27,838	100.00%	100.00%	$ 26,160	100.00%	100.00%

Real Estate Activities

At March 31, 2003, the Company had $75,000 of REO, net of allowances, and no real estate acquired for investment ("REI"). If the Company acquires any REO, it is initially recorded at fair value. If there is a further deterioration in value, the Company provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Company to obtain an appraisal on all REO at the time of possession.

The following table sets forth certain information with regard to the Bank's REO and REI.
	At March 31,
	2003	2002	2001	2000	1999
	(In thousands)
REO
Properties acquired in settlement of loans	$ 75	507	400	1,466	5,763
Allowance for losses	-	-	(49)	-	(445)
Total REO, net	75	507	351	1,466	5,318

REI
Properties wholly owned	-	-	-	558	558
Mezzanine real estate financing	-	-	-	4,370	5,813
Allowance for losses	-	-	-	-	-
Total REI, net	-	-	-	4,928	6,371
Total real estate, net	$ 75	507	351	6,394	11,689

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

The investment policy of the Bank, as established by the Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate or credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. On November 4, 1998 the OTS issued Thrift Bulletin 73 ("TB73") "Trust Preferred Securities" which, among other things, limits the aggregate investment in investment grade trust preferred securities for OTS supervised institutions to 15 percent of total capital. At the time TB73 was issued, the Bank's aggregate investment in such securities of $52.4 million exceeded the OTS limitation by $23.0 million. The Bank applied for and was granted a waiver by the OTS permitting the Bank to continue to hold its trust preferred securities. At March 31, 2003, the Bank's aggregate investment in trust preferred securities is $43.4 million which represents 17% of the Bank's total capital.

The investment powers of the Bancorp are substantially broader than those permitted for the Bank. The investment policy of the Bancorp, as established by its Board of Directors, while generally consistent with that of the Bank, permits the investment by the Bancorp in equity securities and non-rated corporate debt obligations. At March 31, 2003, the Bancorp had direct equity investments of $5.0 million, investments in equity mutual funds of $4.2 million and investments in corporate debt obligations (trust preferred debt securities) of $6.0 million. Given the non-rated nature of the Bancorp's investments in trust preferred debt securities along with the longer-term (typically 30 years) structure of the obligations, the Bancorp undertakes a review of the historical and current financial condition and operating results of the issuer prior to making an investment. These reviews are updated periodically during the holding periods for the investments.

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

At March 31, 2003, the Company had $99.8 million in investment securities consisting primarily of investment grade corporate and U.S. agency securities. Eighty-three percent of the Company's MBS portfolio is comprised of adjustable-rate securities tied to the one-year CMT including 70% of the portfolio comprised by hybrid ARMs. The remainder of the Company's MBS portfolio is comprised primarily of seasoned fixed-rate securities (7% of the portfolio) and five and seven year balloon securities (7% of the portfolio). At March 31, 2003, the carrying value of the Company's MBS portfolio totaled $215.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at March 31, 2003 and March 31, 2002." All of the Company's MBS are insured or guaranteed by either the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

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

The Company's $15.2 million CMO portfolio consists principally of adjustable rate securities tied to the one month LIBOR ($3.2 million) or the Prime rate ($12.0 million). The adjustment intervals for these securities are generally monthly. All of the Company's CMO are backed by mortgages insured by FNMA or FHLMC. As with MBS, CMO involve a risk that actual levels of prepayments will require an adjustment to the amortization of premium or accretion of discounts on the security with an impact on the yield on the security. Additionally, the structure of many CMO is such that their cash flows exhibit greater sensitivity to changes in prepayments than do traditional MBS.

The Company evaluates all of its securities on an individual basis no less frequently than quarterly for "other-than-temporary" impairment. In conducting this evaluation, the Company determines if it is probable that it will be unable to collect all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and the Company's intent and ability to hold the securities to maturity. At March 31, 2003, the Company determined that there was no other-than-temporary impairment of its securities.

The following table sets forth certain information regarding the carrying and fair values of the Company's mortgage-backed securities at the dates indicated.
	At March 31,
	2003		2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Available-for-sale:
GNMA	$ 15,369	15,369	20,450	20,450	12,221	12,221
FHLMC	39,127	39,127	45,717	45,717	83,851	83,851
FNMA	160,770	160,770	130,413	130,413	206,892	206,892
Total available-for-sale	$ 215,266	215,266	196,580	196,580	302,964	302,964

The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities at the dates indicated.
	At March 31,
	2003		2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Held-to-maturity:
U.S. government and federal agency obligations	$ 5,753	5,957	703	703	702	772
Total held-to-maturity	5,753	5,957	703	703	702	772

Available-for-sale:
Corporate debt securities	49,398	49,398	55,236	55,236	51,808	51,808
Equity securities: Direct (1)	4,982	4,982	5,440	5,440	4,900	4,900
Mutual funds	39,714	39,714	33,144	33,144	2,429	2,429
U.S. government and federal agency obligations	-	-	-	-	-	-
Total available-for-sale	94,094	94,094	93,820	93,820	59,137	59,137

Total	$ 99,847	100,051	94,523	94,523	59,839	59,909

(1) The Bancorp's direct equity investments include zero and $2.3 million managed by the Bank's trust department as of March 31, 2003 and 2002, respectively.

The following table sets forth certain information regarding the carrying and fair values of the Company's collateralized mortgage obligations at the dates indicated.
	At March 31,
	2003		2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Available-for-sale:
Collateralized mortgage obligations:
FHLMC	$ 12,387	12,387	43,928	43,928	57,236	57,236
FNMA	2,813	2,813	18,850	18,850	25,079	25,079
Total	$ 15,200	15,200	62,778	62,778	82,315	82,315

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed securities, investment securities and collateralized mortgage obligations as of March 31, 2003. The table presented represents stated final maturities and does not reflect scheduled principal payments.

	At March 31, 2003
	One Year or less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Available-for-sale:
GNMA	$ 3	9.00%	$ 10	9.00%	$ -	-%	$ 15,356	4.59%	$ 15,369	4.59%
FHLMC	448	6.54	3,240	5.55	227	9.26	35,212	4.37	39,127	4.52
FNMA	2,349	6.65	10,732	6.09	2,783	7.56	144,906	3.96	160,770	4.20
Total mortgage-backed securities	$ 2,800	6.64%	$ 13,982	6.01%	$ 3,010	7.66%	$ 195,474	4.17%	$ 215,266	4.28%

Investment securities:
Held-to-maturity:
U.S. government and Federal agency Obligations	$ -	-%	$ 5,753	3.48%	$ -	-%	$ -	-%	$ 5,753	3.48%
Total held-to-maturity	-	-	5,753	3.48	-	-	-	-	5,753	3.48
Available-for-sale:
Corporate debt securities	-	-	-	-	-	-	49,398	3.46	49,398	3.46
Equity securities:
Direct	-	-	-	-	-	-	4,982	46.49	4,982	46.49
Mutual funds	-	-	-	-	-	-	39,714	4.37	39,714	4.37
Total available-for-sale	-	-	-	-	-	-	94,094	4.75	94,094	4.75
Total investment securities	$ -	-%	$ 5,753	3.48%	$ -	-%	$ 94,094	4.75%	$ 99,847	4.68%

Collateralized mortgage obligations:
Available-for-sale:
FHLMC	$ -	-%	$ -	-%	$ -	-%	$ 12,387	-15.14%	$ 12,387	-15.14%
FNMA	-	-	-	-		-	2,813	-4.92	2,813	-4.92
Total collateralized mortgage obligations	$ -	-%	$ -	-%	$ -	-%	$ 15,200	-13.24%	$ 15,200	-13.24%

Sources of Funds

General. The Bank's funds for lending, investing and other general purposes are deposits, loan and securities repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook accounts, NOW and other demand accounts, money market savings accounts (collectively "core deposits") and certificate accounts. The terms of the fixed-rate certificate accounts offered by the Bank vary from 90 days to 71 months. Offering rates are established by the Bank on a weekly basis. Once an account is established, no additional amounts are permitted to be deposited into fixed-rate accounts. The Bank presently offers a variable rate certificate whose rate is indexed to the one year CMT and on which additions are permitted. The Bank also offers a 12 month step-up certificate account that permits additions and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. At March 31, 2003, the Bank had $651.9 million of certificate accounts maturing in less than one year. The Bank expects to retain a substantial portion of these maturing dollars. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended March 31,
	2003	2002	2001
	(In thousands)
Net deposits	$ 103,599	76,898	22,662
Interest credited on deposit accounts	53,545	70,805	92,065
Total increase in deposit accounts	$ 157,144	147,703	114,727

At March 31, 2003, the Bank had $385.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:
Maturity Period	Amount	Weighted Average Rate
(In thousands)
Three months or less	$ 103,452	2.31%
Over three through six months	88,520	2.88
Over six through 12 months	60,637	2.65
Over 12 months	132,896	4.52
Total	$ 385,505	3.25

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended March 31,
	2003			2002			2001
	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield
	(Dollars in thousands)

Passbook accounts	$ 132,796	5.9%	0.71%	$ 124,855	6.0%	1.32%	$ 128,955	6.6%	2.14%
Money market savings accounts	452,640	20.1	2.16	446,821	21.7	3.12	385,973	20.0	4.84
NOW accounts	550,260	24.5	1.83	216,269	10.5	1.34	155,739	8.1	1.25
Non-interest bearing accounts	138,178	6.1	-	100,894	4.9	-	83,325	4.3	-
Total core deposits	1,273,874	56.6	1.63	888,839	43.1	2.08	753,992	39.0	3.10

Certificate accounts:
Variable-rate certificates of deposit	13,631	0.6	3.49	18,062	0.9	4.28	23,354	1.2	5.74
Step-up certificates of deposit	46,537	2.1	2.56	49,928	2.4	4.77	43,453	2.3	5.71
Less than 6 months	66,937	3.0	1.78	109,464	5.3	3.50	82,876	4.3	5.93
6 through 11 months	173,236	7.7	2.13	215,121	10.4	4.11	184,211	9.5	5.98
12 through 23 months	388,904	17.3	3.08	603,732	29.3	5.26	665,937	34.5	6.22
24 through 47 months	165,697	7.4	4.44	119,986	5.8	5.67	126,009	6.5	5.79
48 months or greater	119,907	5.3	5.17	56,937	2.8	5.57	52,604	2.7	5.77
Other	2	0.0	5.64	19	0.0	6.49	282	0.0	6.60
Total certificate accounts	974,851	43.4	3.29	1,173,249	56.9	4.90	1,178,726	61.0	6.07
Total average deposits	$2,248,725	100.0%	2.35%	$2,062,088	100.0%	3.69%	$1,932,718	100.0%	4.91%

The following table presents, by various rate categories, the periods to maturity of the certificate accounts outstanding at March 31, 2003 and the amount of certificate accounts outstanding at the dates indicated.

	Period to Maturity from March 31, 2003						March 31,
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	2003	2002	2001
	(In thousands)

0.00 through 4.00%	$ 597,199	76,146	17,280	1,201	12,986	307	705,119	578,334	2
4.01 through 5.00%	38,976	19,185	21,825	16,125	32,071	394	128,576	336,470	84,772
5.01 through 6.00%	7,910	8,119	3,733	19,045	31,176	5	69,988	105,598	366,246
6.01 through 7.00%	7,346	3,404	7,304	149	-	-	18,203	53,175	735,145
7.01 through 8.00%	483	-	-	-	-	-	483	10,958	31,195
Total	$ 651,914	106,854	50,142	36,520	76,233	706	922,369	1,084,535	1,217,360

FHLB Advances and Other Borrowings. The Bank utilizes FHLB advances and reverse repurchase agreements as alternative sources of funds to retail deposits. The Bancorp also utilizes reverse repurchase agreements. These borrowings are collateralized by securities and, in the case of certain FHLB advances, certain of the Bank's mortgage loans and secondarily by the Bank's investment in the capital stock of the FHLB. See "Regulation and Supervision-Federal Home Loan Bank System." The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account. At March 31, 2003, the Bancorp had outstanding reverse repurchase agreements of $4.4 million at a weighted average cost of 2.15%. The use of reverse repurchase agreements involves the risk that between the dates of "sale" and subsequent repurchase, a decline in the market value of the underlying security may require the sale of additional securities to the counterparty to the reverse repurchase agreement.

At March 31, 2003, the Bank had outstanding FHLB advances of $481.0 million at a weighted average cost of 3.30%. The original terms of the FHLB advances outstanding at March 31, 2003 range from 1 day to 10 years. The Bank expects to continue to utilize FHLB advances and to a much lesser degree reverse repurchase agreements as secondary sources of funds to deposit liabilities. FHLB advances are utilized to balance the differential net cash flows arising from loan and deposit activities. In the past, FHLB advances and reverse repurchase agreements were also used as a primary funding vehicle for the Bank's investment in securities. An increase in deposit inflows coupled with the Bank's continued de-emphasis on securities activities has substantially reduced the use of these alternative funding sources.

During fiscal 1998, the Bank began making increased use of putable borrowings (primarily FHLB advances). Under the putable advance program, in exchange for a favorable interest rate on the borrowing, the Bank grants to the FHLB an option to "put" the advance back to the Bank at specified quarterly "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, the Bank obtains funds below the cost of non-putable FHLB advances which have fixed maturities between the first "put" date and the final maturity date of the putable advance. In exchange for this favorable funding rate, the Bank is exposed to the risk that the advance is "put" back to the Bank following an increase in the general level of interest rates causing the Bank to initiate a new borrowing at a less advantageous cost. The Bank's use of putable advances allowed the Bank to extend the term to maturity and initial "put" dates of its funding in connection with increased investment in hybrid and balloon MBS products. The Bank has not initiated any new putable advances since May 1998. At March 31, 2003, only one putable borrowing in the amount of $15.0 million remains outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated.
	At or for the Years Ended March 31,
	2003	2002	2001
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$ 465,631	597,173	771,869
Maximum amount outstanding at any month-end during the year	523,000	655,000	886,000
Amount outstanding at year end (1)	481,000	558,000	575,000
Average interest rate:
For the year	4.06%	5.01	6.25
At year end	3.30	4.16	5.98

Reverse repurchase agreements:
Average amount outstanding during the year	$ 800	-	-
Maximum amount outstanding at any month-end during the year	4,385	-	-
Amount outstanding at year end	4,385	-	-
Average interest rate:
For the year	2.15%	-	-
At year end	2.15	-	-

(1) Included in the balance of FHLB advances outstanding at March 31, 2003 is a putable borrowing of $15.0 million. The next maturity date for this borrowing is February 2008, with quarterly put dates from May 2003 through the final maturity date.

Subsidiary Activities

Diversified Builder Services, Inc. ("DBS"), incorporated in California on February 25, 2003, and commenced operations in April 2003 as a wholly owned subsidiary of the Bancorp. DBS will be engaged in real estate consulting services, property entitlement, loan and equity placement and opportunity and mezzanine lending.

Glencrest Investment Advisors, Inc. ("GIA"), a Delaware corporation, is a wholly owned subsidiary of the Bancorp. GIA functions as a Registered Investment Advisor and is engaged in offering investment and asset management services to individuals and institutions such as foundations and endowments, pension plans and charitable organizations. As of June 30, 2002, GIA purchased PFF Financial Services, Inc. from Pomona Financial Services, Inc. and renamed it Glencrest Insurance Services, Inc. For the year ended March 31, 2003, GIA had a consolidated net loss of $850,000.

Glencrest Insurance Services, Inc. ("GIS") a California corporation, is a wholly owned subsidiary of GIA. Prior to July 2003, GIS operated as PFF Financial Services, Inc. ("PFFFS"), a wholly owned subsidiary of Pomona Financial Services, Inc. GIS sells various personal and business insurance policies, fixed and variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. For the year ended March 31, 2003, GIS had net earnings of $354,000.

Pomona Financial Services, Inc. ("PFS"), a California corporation, is a wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporation described below and acts as trustee under deeds of trusts. For the year ended March 31, 2003, PFS had net earnings of $280,000.

Diversified Services, Inc. ("DSI"), a California corporation, is a wholly owned subsidiary of PFS. DSI had historically participated as an investor in residential real estate projects. DSI may consider additional real estate activities as market conditions warrant. For the year ended March 31, 2003, DSI had minimal activity and a nominal loss.

Personnel

As of March 31, 2003, the Bank had 529 full-time employees and 110 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. See "Item 11 - Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.

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

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes.

Any change in such laws and regulations, whether by the OTS, the FDIC, the Federal Reserve Board (the "FRB"), the SEC or through legislation, could have a material adverse impact on the Bancorp, the Bank and their operations and stockholders.

On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLB Act"). The GLB Act, among other things, repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on the Bancorp and the Bank, where relevant, is discussed throughout the regulation section below.

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

"Grandfathered" Savings and Loan Holding Company Status. Because the Bancorp acquired the Bank prior to May 4, 1999, the Bancorp is a "grandfathered" unitary savings and loan holding company under the GLB Act. As such, the Bancorp has no restrictions on its business activities, provided the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation -- QTL Test." If, however, the Bancorp is acquired by a non-financial company, or if the Bancorp acquires another savings association subsidiary (and becomes a multiple savings and loan holding company), the Bancorp will terminate its "grandfathered" unitary savings and loan holding company status, and become subject to certain limitations on the types of business activities in which it could engage. All "non-grandfathered" unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act.

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
  more than 5% of the voting stock of a savings association or savings and loan holding company that is not a subsidiary; or
  control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except in the case of certain emergency acquisitions approved by the FDIC.

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

The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At March 31, 2003, and in each of the prior 12 months, the Bank met the QTL test, and, therefore, qualifies as a thrift lender. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a bank charter.

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

The following table presents the Bank's capital position at March 31, 2003.

	Actual	Required	Excess	Actual Percentage	Required Percentage
	(Dollars in thousands)

Tangible	$ 256,148	47,016	209,132	8.17%	1.50
Core (Leverage)	256,148	125,376	130,772	8.17	4.00
Risk-based	281,680	190,206	91,474	11.85	8.00

As the foregoing table indicates, at March 31, 2003, the Bank met each of its capital requirements.

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

  a lending test, to evaluate the institution's record of making loans in its assessment areas;
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

Effective April 1, 2003, the Federal Reserve Board ("FRB"), rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B. The FRB's final rule does not by its terms apply to savings associations. However, because sections 23A and 23B of the FRA apply to every savings association in the same manner and to the same extent as if a savings association were a member bank, effective April 1, 2003, the OTS revised its regulations on transactions with affiliates to reflect Regulation W. The OTS interim final rule incorporates all applicable provisions and exceptions prescribed by the FRB in Regulation W; provides guidance regarding the additional prohibitions on savings associations with respect to transactions with affiliates under HOLA; and sets out the additional restrictions that the OTS imposes on savings associations under HOLA with regard to transactions with affiliates.

The Bancorp does not expect that the changes made by Regulation W will have a material adverse effect on its business.

The Bank's authority to extend credit to directors, executive officers and 10% shareholders of the Bank and the Bancorp, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. Notwithstanding the foregoing, directors and executive officers are eligible for a preferential rate and terms under the PFF Director and Employee Mortgage Loan Policy which is a benefit and compensation program widely available to employees of the Company. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors. Section 402 of the Sarbanes-Oxley Act of 2002, ("Sarbanes-Oxley Act"), prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, the OTS has adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following four categories based on the association's capital:

  well capitalized;
  adequately capitalized;
  undercapitalized; and
  critically undercapitalized.

At March 31, 2003, the Bank met the criteria for being considered "well-capitalized."

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

Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.00% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

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

The Bank's assessment rate for fiscal 2003 ranged from 1.6 to 1.7 basis points and the premium paid for this period was $368,000 all of which was paid towards the Financing Corporation bonds. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of San Francisco, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank is required to acquire and hold shares of capital stock in the FHLB of San Francisco in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500 or 5% of outstanding advances. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of San Francisco at March 31, 2003, of $26.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Under the GLB Act, membership in the FHLB System is now voluntary for all federally-chartered savings bank, such as the Bank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by the GLB Act, the FHLB of San Francisco adopted a capital plan. The FHLB of San Francisco has not yet set an implementation date for its capital plan. However, the implementation date must occur within three years of June 12, 2002, the date of the Federal Finance Housing Board's approval.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed by totaling three components: the savings association's total assets, supervisory condition and complexity of business. The assessments paid by the Bank for the fiscal year ended March 31, 2003 totaled $477,000.

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

Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. sec 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Standards. Effective July 1, 2001, financial institutions, including the Bancorp and the Bank, became subject to FDIC regulations implementing the privacy protection provisions of the GLB Act. These regulations require financial institutions to disclose to customers at the time of establishing the customer relationship and annually thereafter, the institution's privacy policy including identifying with whom the institution shares "non-public personal information." In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their nonpublic personal information with unaffiliated third parties.

Trust Activities Regulation. The Bank derives its trust activity powers from Section 5 of the HOLA and the regulations and policies of the OTS. Under these laws, regulations and policies, the trust activities of federal savings banks are governed by both federal laws and state laws. Generally, the scope of trust activities that the Bank can provide will be governed by the laws of the states in which the Bank is "located" (as such term is defined under the regulations of the OTS), while other aspects of the trust operations of the Bank are governed by federal laws and regulations. If the trust activities of a federal savings bank are located in more than one state, howeverereafter, the institution's privacy policy including identifying with whom the institution shares "non-public personal information." In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their nonpublic personal information with unaffiliated third parties.

Trust Activities Regulation. The Bank derives its trust activity powers from Section 5 of the HOLA and the regulations and policies of the OTS. Under these laws, regulations and policies, the trust activities of federal savings banks are governed by both federal laws and state laws. Generally, the scope of trust activities that the Bank can provide will be governed by the laws of the states in which the Bank is "located" (as such term is defined under the regulations of the OTS), while other aspects of the trust operations of the Bank are governed by federal laws and regulations. If the trust activities of a federal savings bank are located in more than one state, however, then the scope of fiduciary services the federal savings bank can provide will vary depending on the laws of each state.

The Bank through its trust department acts as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of March 31, 2003, the trust department of the Bank maintained approximately $231.0 million in assets under management.

Federal Reserve System

Under regulations of the FRB, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by FRB, and an initial reserve of $1.08 million plus 10%, subject to adjustment by FRB between 8% and 14%, against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustments by the FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets, to the extent the requirement exceeds vault cash.

Federal Securities Law

The Bancorp's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Bancorp is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

The Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") requires the registration of thrifts which engage in trust activities. Therefore, the Bank is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act, and as such it is subject to the provisions of the Investment Advisers Act and related regulations. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations.

The Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC"), under the Securities Exchange Act. Given the extensive SEC role in implementing rules relating to many of the Sarbanes Oxley Act's new requirements, the final scope of these requirements remains to be determined.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

  the creation of an independent accounting oversight board;
  auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
  additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
  an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;
  a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;
  a requirement that companies disclose whether at least one member of the committee is an "audit committee financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;
  expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
  a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  mandatory disclosure by analysts of potential conflicts of interest; and
  a range of enhanced penalties for fraud and other violations.

The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Securities Exchange Act. To date, the SEC has implemented some of the provisions of the Sarbanes-Oxley Act. However, the SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, the Company reviews those rules and complies as required.

Furthermore, the New York Stock Exchange (the "NYSE") has also proposed corporate governance rules which would implement the mandates of the Sarbanes- Oxley Act. The proposed NYSE rules include ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors and officers and requiring stockholder approval of all new stock option plans and all modifications. The NYSE rules are still tentative in nature because they are subject to SEC review and approval, which is expected to occur later this year. Once finalized, the rules will not be effective until at least January 1, 2004. These rules, if adopted, would affect the Bancorp because its common stock is listed on the NYSE under the symbol "PFB."

Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the results of operations or financial condition.

Other Federal Regulation

In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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
  Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002, that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the FDIC and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver's licenses, passports, credit reports and other similar means.
  Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Interim rules under Section 312 were issued by the Treasury Department on July 23, 2002. The interim rules state that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign corespondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts that present a high risk of money laundering.
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

Delaware General Corporation Law

The Bancorp is incorporated under the laws of the State of Delaware. Thus, Bancorp is subject to regulation by the State of Delaware and the rights of its shareholders are governed by the Delaware General Corporation Law.

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

Tax Bad Debt Reserve. Formerly, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions, which additions could, within specified formula limits, be deducted in arriving at taxable income.

Although the Bank no longer can use the reserve method of accounting for bad debt, its tax bad debt reserve balance of approximately $25.3 million (as of March 31, 1998) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to shareholders that would result in recapture of any portion of its bad debt reserves. These reserves would also be subject to recapture if the Bank fails to qualify as a "bank" for federal income tax purposes.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The Company does not expect to be subject to the AMT.

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

State of California. The California franchise tax rate applicable to the Company equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Company); however, the total tax rate cannot exceed 10.84%. Through March 31, 2002, California regulations allowed a bad debt deduction computed using a three or six-year weighted average loss experience method. Beginning April 1, 2002, large financial institutions, previously on the reserve method, are no longer allowed to use such a method and are required to be on the specific charge-off method (same as federal). California granted a one-time forgiveness of the amount of tax equal to one-half of the amount that would have been due upon reversal of the accumulated state tax bad debt reserve as of March 31, 2002. The Bancorp and its California subsidiary file California state franchise tax returns on a combined basis. Assuming that the holding company form of organization continues to be utilized, the Bancorp, as a savings and loan holding company commercially domiciled in California, will generally be treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Bancorp is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties.

As of March 31, 2003, PFF Bank & Trust was conducting its business through 26 banking branches, two trust offices (one of which is domiciled in one of the Bank's branch banking buildings), a regional loan center, a satellite loan office, a regional lending office, a human resources and training center, plus one executive administrative building and one records center.

The executive offices for the Bank and the Bancorp are located at 350 South Garey Avenue, Pomona, California.

Of the 26 banking branches, 18 of the buildings and the land on which they are located are owned, two buildings are owned on leased land, and six buildings and the land on which they are located are leased. The separate trust office, the administrative office and the land on which they are located are leased. The regional loan center and the land on which it is located are owned and the satellite loan office and regional lending office are leased. The human resources and training center and the records center and land occupied by them are owned.

As of March 31, 2003, the net book value of owned real estate including the branch located on leased land totaled $14.9 million. The net book value of leased offices was $2.0 million. The net book value of furniture, fixtures and electronic data processing equipment was $4.2 million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of PFF Bancorp, Inc. is traded on the New York Stock Exchange under the symbol "PFB." The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of PFF Bancorp, Inc.'s common stock. As of March 31, 2003, there were approximately 3,380 holders of common stock of the Company, which includes those holding shares in street name.

	High	Low	Closing

Year Ended March 31, 2003
First Quarter	$ 38.50	30.70	38.40
Second Quarter	38.41	26.00	27.72
Third Quarter	35.75	23.50	31.25
Fourth Quarter	34.20	30.64	32.09

Year Ended March 31, 2002
First Quarter	$ 25.13	19.25	25.00
Second Quarter	28.85	22.90	27.50
Third Quarter	28.00	22.50	27.70
Fourth Quarter	31.64	25.65	31.20

Dividend activity during the fiscal years ended March 31, 2003 and March 31, 2002 was as follows:

		Amount
Record Date	Payment Date	per share
June 14, 2002	June 28, 2002	$.08
September 13, 2002	September 27, 2002	$.08
December 13, 2002	December 27, 2002	$.10
March 14, 2003	March 28, 2003	$.10

June 15, 2001	June 29, 2001	$.06
September 15, 2001	September 27, 2001	$.06
December 14, 2001	December 28, 2001	$.08
March 15, 2002	March 29, 2002	$.08

PFF Bancorp, Inc. may pay additional dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors considers the declaration of dividends on a quarterly basis.

The payment of dividends by the Bank is subject to OTS regulations. "Safe-harbor" amounts of capital distributions can be made after providing notice to the OTS, but without needing prior approval. For institutions, such as the Bank, that meet the definition of "well capitalized", and would continue to do so following the proposed capital distribution, the safe harbor amount is the institutions calendar year-to-date net income plus retained net income for the preceding two years less any previous capital distributions declared for those periods. Institutions can distribute amounts in excess of the safe-harbor amounts only with the prior approval of the OTS.

Item 6. Selected Financial Data.

The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the audited consolidated financial statements of the Company and notes thereto - See "Item 8. Financial Statements and Supplementary Data."

	At March 31,
	2003	2002	2001	2000	1999
	(In thousands)

Selected Balance Sheet Data:

Total assets	$3,154,024	3,042,932	2,886,431	3,034,023	2,935,980
Investment securities held-to- maturity	5,753	703	702	701	709
Investment securities available-for- sale	94,094	93,820	59,137	87,810	82,387
Mortgage-backed securities held-to-maturity	-	-	-	-	556
Mortgage-backed securities available-for-sale	215,266	196,580	302,964	381,277	525,560
Collateralized mortgage obligations available-for-sale	15,200	62,778	82,315	85,653	102,700
Trading securities	-	2,334	2,375	4,318	4,271
Investment in real estate	-	-	-	4,928	6,371
Loans held for sale	3,327	106	583	7,362	3,531
Loans receivable, net(1)	2,688,950	2,494,667	2,285,307	2,326,702	2,026,081
Deposits	2,326,108	2,168,964	2,021,261	1,906,534	1,843,538
FHLB advances and other borrowings	485,385	558,000	575,000	884,000	814,000
Stockholders' equity, substantially restricted	273,132	284,077	257,998	221,831	242,665

(continued on next page)

	For the Year Ended March 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)

Selected Operating Data:

Interest income	$ 185,376	215,731	239,949	214,952	206,579
Interest expense	72,247	104,624	143,471	126,539	130,356
Net interest income	113,129	111,107	96,478	88,413	76,223
Provision for loan losses	4,840	5,000	5,004	4,000	4,020
Net interest income after provision for loan losses	108,289	106,107	91,474	84,413	72,203
Non-interest income	19,898	17,043	14,319	17,628	15,924
Non-interest expense:
General and administrative expense	67,466	62,127	57,066	55,506	54,960
Foreclosed real estate operations, net	(190)	(102)	(324)	(278)	(45)
Total non-interest expense	67,276	62,025	56,742	55,228	54,915
Earnings before income taxes	60,911	61,125	49,051	46,813	33,212
Income taxes	25,489	25,761	20,791	20,215	14,208
Net earnings	$ 35,422	35,364	28,260	26,598	19,004
Basic earnings per share	$ 2.94	2.84	2.32	2.13	1.35
Diluted earnings per share	$ 2.83	2.74	2.24	2.05	1.30

(continued on next page)

	At or for the Year Ended March 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Performance Ratios (2):
Return on average assets	1.16%	1.19	0.95	0.90	0.64
Return on average equity	12.39	12.80	11.81	11.91	7.92
Average equity to average assets	9.40	9.28	8.04	7.54	8.08
Equity to total assets at end of period	8.66	9.34	8.94	7.31	8.27
Net interest spread (3)	3.59	3.51	2.93	2.81	2.46
Effective interest spread (4)	3.81	3.83	3.31	3.09	2.70
Average interest-earning assets to average interest-bearing liabilities	109.16	108.91	107.72	106.22	105.16
Efficiency ratio (5)	50.72	48.48	51.51	52.34	59.64
General and administrative expense to average assets	2.22	2.09	1.92	1.87	1.85
Capital (2)(6):
Tangible capital ratio	8.17	8.63	8.28	6.77	6.95
Core capital ratio	8.17	8.63	8.28	6.77	6.95
Risk-based capital ratio	11.85	12.87	12.72	11.00	12.52
Book value per share outstanding	$23.21	21.75	19.49	16.66	15.71
Tangible book value per share outstanding (9)	23.10	21.66	19.37	16.52	15.57
Shares outstanding at end of period	11,769,788	13,058,784	13,238,627	13,314,505	15,445,481
Asset Quality (2):
Non-performing loans as a percent of gross loans receivable (7)	0.59%	0.16	0.45	0.21	0.50
Non-performing assets as a percent of total assets (7)	0.59	0.16	0.41	0.23	0.56
Allowance for loan losses as a percent of gross loans receivable (8)	0.99	1.11	1.22	1.09	1.18
Allowance for loan losses as a Percent of non-performing loans (7) (8)	167.57	697.80	270.20	512.96	237.56
Net charge-offs	$ 5,078	4,663	1,816	2,322	3,862
Number of full-service customer Facilities	26	24	24	23	24
Loan originations	$1,872,746	1,433,821	1,049,535	1,268,324	987,604

(1) The allowances for loan losses at March 31, 2003, 2002, 2001, 2000, and 1999 were $31.1 million $31.4 million $31.0 million, $27.8 million and, $26.2 million, respectively.
(2) Asset Quality Ratios and Capital Ratios are end of period ratios. Performance Ratios are based on average daily balances during the indicated periods.
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

(7) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. It is the Bank's policy to cease accruing interest on loans 90 days or more past due. See "Description of Business - Non-Accrual and Past Due Loans" and "Real Estate".

(8) See "Item 1 - Description of business - Lending Activities - Allowance for Loan Losses" for a discussion of factors and methodology utilized in determination of allowance for loan losses.
(9) Stated book value minus goodwill.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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
  Mortgage Servicing Rights. For further information, see "Item 1 - Lending Activities - Loan Servicing" and "Note 10 to the Consolidated Financial Statements."
  Pension Accounting. For further information, see "Note 14 to the Consolidated Financial Statements."
  Other-Than-Temporary Impairment. For further information, see "Item 1 - Investment Activities."

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

One measure of the Company's exposure to interest rate risk is shown in the following table which sets forth the repricing frequency of its major assets and liabilities as of March 31, 2003. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, scheduled principal payments and estimated prepayments. Repricing of liabilities are based upon the contractual maturities, estimated decay rates for core deposits, and the earliest repricing opportunity for variable and floating rate instruments. The Company also had $15.0 million of putable FHLB advances on the balance sheet as of March 31, 2003 that are assumed to reprice at maturity. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used, or if actual experience differed from that assumed.

	March 31, 2003
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 12 Months	More than 12 Months to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
	(In thousands)
Interest-earning assets:
Cash, investment securities, collateralized mortgage obligations and FHLB stock (1)	$ 98,925	152	290	993	6,516	88,431	195,307
Loans and mortgage-backed securities: (1)
Mortgage-backed securities (2)	27,738	24,223	42,478	71,464	40,327	9,036	215,266
Loans receivable, net (2)	1,331,240	335,973	387,033	443,886	127,598	63,220	2,688,950
Total loans and mortgage-backed securities	1,358,978	360,196	429,511	515,350	167,925	72,256	2,904,216
Total interest-earning assets	1,457,903	360,348	429,801	516,343	174,441	160,687	3,099,523
Non-interest earning assets	-	-	-	-	-	54,501	54,501
Total assets	$ 1,457,903	360,348	429,801	516,343	174,441	215,188	3,154,024

Interest-bearing liabilities:
Fixed maturity deposits	$ 274,844	201,028	176,043	156,996	112,753	705	922,369
Core deposits (3)	351,503	351,503	700,733	-	-	-	1,403,739
Total deposits	626,347	552,531	876,776	156,996	112,753	705	2,326,108
Borrowings (4)	157,385	46,000	157,000	110,000	15,000	-	485,385
Total interest-bearing liabilities	783,732	598,531	1,033,776	266,996	127,753	705	2,811,493
Non-interest bearing liabilities	-	-	-	-	-	69,399	69,399
Equity	-	-	-	-	-	273,132	273,132
Total liabilities and stockholders' equity	$ 783,732	598,531	1,033,776	266,996	127,753	343,236	3,154,024
Interest sensitivity gap	$ 674,171	(238,183)	(603,975)	249,347	46,688	(128,048)	-
Cumulative interest sensitivity gap	674,171	435,988	(167,987)	81,360	128,048	-	-
Cumulative interest sensitivity gap as a percentage of total assets	21.37%	13.82	(5.33)	2.58	4.06	-
Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities	186.02	131.54	93.05	103.03	104.56	110.24

(1) Based upon contractual maturities, repricing date and forecasted principal payments assuming normal amortization and, where applicable prepayments.
(2) Projected constant prepayment rates (CPR) range from 12 to 49% based on product type and weighted average coupon rate.
(3) Assumes 100% of core deposits are subject to repricing in year one.
(4) Putable borrowings are presented based upon their contractual maturity date.

The Company's one year GAP at March 31, 2003, was (5.33%) (i.e., more interest bearing liabilities re-price within one year than interest-earning assets); this compares with (9.95%) at March 31, 2002. The Company's one-year gap has become less negative (less liability sensitive) due, in part, to the continued high level of loan, MBS and CMO prepayments. The reduced liability sensitivity was also impacted by the greater percentage of assets comprised by the Four-Cs which typically have shorter durations and more frequent rate resets. If CPR speeds were to slow by 25% (i.e. from the 12 to 49% used in the accompanying gap table to 9 to 37%), the March 31, 2003 cumulative one year gap would decrease from (5.33%) to (8.90%) -- a level which would be comparable to the one year cumulative gap at March 31, 2002.

A GAP table is limited to measuring timing risk and does not reflect the impact of customer options or basis risk (the risk that various indices to which the Company's assets and liabilities are tied (e.g. Prime and COFI) will not move with equal speed and magnitude when the general level of interest rates moves either up or down). To better measure the Company's exposure to these and other components of interest rate risk, management relies on an internally maintained, externally supported asset/liability simulation model.

The Company forecasts its net interest income for the next twelve months, and its NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this "base case" has been established, the Company subjects its balance sheet to instantaneous and sustained rate changes to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. The model then re-forecasts net interest income and NPV. The table below indicates the results of the Company's internal modeling of its balance sheet as of March 31, 2003 and 2002. The internal calculation of the Company's sensitivity to interest rate changes would vary substantially if different assumptions were used, or if the Company's or its customers' responses to changes in interest rates resulted in changes in the structure of the Company's balance sheet.

	March 31, 2003		March 31, 2002
	Percentage Change
Change in Interest Rates (in basis points) (3)	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	4.34%	(0.56)	0.38	0.29
+100	2.42	(0.08)	(0.03)	0.23
-100	(1.82)	(0.09)	0.03	(0.51)

(1) This percentage change represents the impact to net interest income for a one-year period assuming the Company does not change the structure of its balance sheet.
(2) This percentage change represents the NPV of the Company assuming no changes to the structure of its balance sheet.
(3) A -200 basis point shock was not run as of March 31, 2003 or 2002 due to the low level of current interest rates.

The results from the asset/liability model indicate net interest income was more sensitive to rate movements as of March 31, 2003 than it was at March 31, 2002. The increase in potential volatility of net interest income between March 31, 2002 and 2003, can be attributed to several factors including a shortening of asset durations resulting from higher levels of loan, MBS and CMO prepayments, and the increase in the proportion of the asset base comprised by the Four-Cs. The Four-C products are generally of shorter duration and are tied to indices (e.g. Prime) which exhibit greater sensitivity to changes in interest rates than do traditional mortgage loans. Additionally, an increasing proportion of the mortgage loans currently on the Company's balance sheet are hybrid ARMs which have exhibited a higher level of prepayment activity around the first payment reset than traditional ARM loans. The increase in potential volatility of net interest income from changes in the composition of the loan portfolio and prepayment activity is partially offset by an expected reduction in net interest income volatility arising from an increase in the proportion of the deposit portfolio comprised by core deposits. In modeling net interest income, core deposits are assumed to exhibit lower sensitivity to changes in rates than certificates of deposit (CDs). This assumption is supported by empirical data developed from historical analysis of the Company's deposit portfolio. As rates have declined, interest sensitive depositors have been able to obtain higher rates and greater liquidity on certain core deposit products than are available on shorter-term CDs. The Company believes that a portion of these core deposits will move back into CDs in response to an increase in rates. As a result, the Company has assumed that core deposits will exhibit greater sensitivity to changes in rates than they have exhibited historically. Nevertheless, the projected sensitivity of core deposits remains below that expected from CDs. This lower sensitivity to changes in interest rates exhibited by core deposits is of value to the Company by providing greater stability to funding costs. This value is referred to as a "deposit intangible" and while it is not recognized on the Company's financial statements, it is included in the calculation of NPV.

The low level of NPV sensitivity to interest rate changes of + or - 100 basis points at March 31, 2003, reflects the fact that the anticipated change in the value of the Company's deposit intangible and the anticipated change in market value of the Company's assets are expected to approximately offset each other when rates move by + or - 100 basis points. When rates rise by 200 basis points, the increase in the value of the deposit intangible is anticipated to be less than the decrease in the market value of the Company's assets causing NPV to decrease. Among the factors contributing to the greater reduction in asset market value and NPV at a 200 basis point rate shock is the duration extension that occurs when rates rise and the incentive for borrowers to refinance is reduced. For any given change in interest rates, asset market value volatility increases with extension in duration. Therefore, this duration extension accentuates the reduction in the market value of loans, MBS and CMO when rates rise, resulting in a corresponding reduction in post rate shock NPV. Additionally, as rates increase more significantly, the likelihood of core deposit customers demanding higher rates (and/or moving into higher cost CDs) increases, reducing the value of the deposit intangible.

The value of the deposit intangible moves inversely (although not necessarily proportionally) with the sensitivity of deposits/depositors to movements in interest rates. As noted above, in response to observed customer behavior with respect to core deposits and CDs, between March 31, 2002 and 2003, the Company revised its deposit intangible downward in calculating NPV. This downward revision contributed to the reductions in post-shock NPV for the upward rate shocks between March 31, 2002 and 2003. Contributing to the generally lower level of NPV volatility at March 31, 2003 compared to March 31, 2002 was the shortening of asset durations arising from higher prepayment activity caused by the lower interest rate environment.

The OTS produces an analysis of the Bank's interest rate risk using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports. The results of the OTS model may vary from the Bank's internal model primarily due to differences in assumptions utilized in the two models. These differences include market rates, prepayment rates, and deposit decay rates. As of March 31, 2003 the Bank's sensitivity measure (percentage change in NPV), as calculated by the OTS, was a negative 0.15% assuming a downward shock of 100 basis points. At March 31, 2002, the Bank's OTS calculated sensitivity measure was a negative 1.39%. The OTS does not model the volatility of net interest income to changes in interest rates.

Average Balance Sheets

The following table sets forth certain information relating to the Company for the years ended March 31, 2003, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees that are considered adjustments to yields.

	Year Ended March 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 48,113	$ 736	1.53%	$ 55,504	$ 1,385	2.50%	$ 32,979	$ 2,011	6.10%
Investment securities, net	113,792	4,784	4.20	94,802	5,241	5.53	88,290	6,386	7.23
Mortgage-backed securities, net	150,911	8,203	5.44	246,814	15,610	6.32	338,956	22,274	6.57
Collateralized mortgage obligations, net	49,974	92	0.18	72,486	3,214	4.43	86,267	6,393	7.41
Loans receivable, net	2,573,543	169,954	6.60	2,393,264	188,131	7.86	2,323,919	199,511	8.59
FHLB stock	29,296	1,607	5.49	36,039	2,150	5.97	46,094	3,374	7.32
Total interest-earning assets	2,965,629	185,376	6.25	2,898,909	215,731	7.44	2,916,505	239,949	8.23
Non-interest-earning assets	76,243			77,542			59,426
Total assets	$3,041,872			$2,976,451			$2,975,931

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Passbook accounts	$ 132,796	941	0.71	$ 124,855	1,646	1.32	$ 128,955	2,756	2.14
Money market savings accounts	452,640	9,762	2.16	446,821	13,938	3.12	385,973	18,684	4.84
NOW and other demand deposit accounts	688,438	10,050	1.46	317,163	2,900	0.91	239,064	1,957	0.82
Certificate accounts	974,851	32,038	3.29	1,173,249	57,531	4.90	1,178,726	71,592	6.07
Total	2,248,725	52,791	2.35	2,062,088	76,015	3.69	1,932,718	94,989	4.91
FHLB advances and other borrowings	468,110	19,456	4.16	599,749	28,609	4.77	774,750	48,482	6.26
Total interest-bearing liabilities	2,716,835	72,247	2.66	2,661,837	104,624	3.93	2,707,468	143,471	5.30
Non-interest-bearing liabilities	39,190			38,275			29,215
Total liabilities	2,756,025			2,700,112			2,736,683
Stockholders' equity	285,847			276,339			239,248
Total liabilities and stockholders' equity	$3,041,872			$2,976,451			$2,975,931
Net interest income		$ 113,129			$ 111,107			$ 96,478
Net interest spread			3.59			3.51			2.93
Effective interest spread			3.81			3.83			3.31
Ratio of interest-earning assets to interest- bearing liabilities	109.16%			108.91%			107.72%

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

	Year Ended March 31, 2003 Compared to Year Ended March 31, 2002				Year Ended March 31, 2002 Compared to Year Ended March 31, 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$ (185)	(539)	75	(649)	1,374	(1,189)	(811)	(626)
Investment securities, net	1,050	(1,257)	(250)	(457)	471	(1,502)	(114)	(1,145)
Mortgage-backed securities, net	(6,061)	(2,183)	837	(7,407)	(6,054)	(832)	222	(6,664)
Collateralized mortgage obligations, net	(997)	(3,078)	953	(3,122)	(1,021)	(2,567)	409	(3,179)
Loans receivable, net	14,170	(30,082)	(2,265)	(18,177)	5,957	(16,945)	(392)	(11,380)
FHLB stock	(403)	(175)	35	(543)	(736)	(624)	136	(1,224)
Total interest-earning assets	7,574	(37,314)	(615)	(30,355)	(9)	(23,659)	(550)	(24,218)

Interest-bearing liabilities:
Passbook accounts	105	(763)	(47)	(705)	(88)	(1,060)	38	(1,110)
Money market savings accounts	182	(4,304)	(54)	(4,176)	2,945	(6,641)	(1,050)	(4,746)
NOW and other demand deposit accounts	3,379	1,744	2,027	7,150	640	226	77	943
Certificate accounts	(9,721)	(18,931)	3,159	(25,493)	(332)	(13,749)	20	(14,061)
FHLB advances and other borrowings	(6,279)	(3,681)	807	(9,153)	(10,955)	(11,543)	2,625	(19,873)
Total interest-bearing liabilities	(12,334)	(25,935)	5,892	(32,377)	(7,790)	(32,767)	1,710	(38,847)
Change in net interest income	$ 19,908	(11,379)	(6,507)	2,022	7,781	9,108	(2,260)	14,629

Comparison of Operating Results for the Years Ended March 31, 2003 and March 31, 2002

General

Net earnings were virtually unchanged between fiscal 2002 and 2003 at $35.4 million, as a $2.0 million increase in net interest income and a $2.9 million increase in total non-interest income were offset by a $5.3 million increase in non-interest expense. Net interest income was $113.1 million for fiscal 2003 compared to $111.1 million for fiscal 2002. The increase in net interest income was attributable to an 8 basis point expansion in net interest spread from 3.51% for fiscal 2002 to 3.59% for fiscal 2003 coupled with a $66.7 million increase in average interest-earning assets from $2.90 billion for fiscal 2002 to $2.97 billion for fiscal 2003. The provision for credit losses was $4.8 million for fiscal 2003 compared to $5.0 million for fiscal 2002.

Interest Income

Interest income decreased $30.4 million from $215.7 million for fiscal 2002 to $185.4 million for fiscal 2003 due to a 119 basis point decrease in average yield on interest-earning assets from 7.44% for fiscal 2002 to 6.25% for fiscal 2003. The decrease in average yield on interest-earning assets was caused by the lower interest rate environment during fiscal 2003 compared to fiscal 2002.

Average yield on loans receivable, net decreased 126 basis points from 7.86% for fiscal 2002 to 6.60% for fiscal 2003. Approximately $2.84 billion or 91 percent of the Company's loans are adjustable rate in nature. This includes $888.4 million or 31 percent of the portfolio that is in hybrid ARMs. Given the repricing profile of the loan portfolio, its yield will be directionally consistent with changes in the general level of interest rates.

The dramatically lower interest rate environment during fiscal 2003 also contributed to a significant increase in the turnover of the loan portfolio. This turnover created an additional downward bias to the yield on the loan portfolio as older, higher yielding loans were replaced by loans originated or purchased at lower market rates. Loan principal repayments increased $295.8 million from $1.57 billion for fiscal 2002 to $1.87 billion for fiscal 2003. Loan originations increased $438.9 million from $1.43 billion for fiscal 2002 to $1.87 billion for fiscal 2003. Loan purchases were $340.2 million for fiscal 2003 compared to $415.3 million for fiscal 2002.

Continued emphasis on the Four-Cs mitigated some of the interest rate environment driven downward movement in the loan portfolio yield. The Four-Cs increased $203.0 million during fiscal 2003 from $1.05 billion or 42 percent of loans receivable, net at March 31, 2002 to $1.25 billion or 46 percent of loans receivable, net at March 31, 2003. Originations of the Four-Cs totaled $1.54 billion or 82 percent of total originations for fiscal 2003 compared to $1.19 billion or 83 percent of total originations for fiscal 2002. The very slight decrease in the percentage of total originations comprised by the Four-Cs reflects a significant increase in turnover in the one-to-four family residential mortgage portfolio rather than any reduction in the Company's emphasis on the Four-Cs.

Average yield on securities decreased 165 basis points from 5.81% for fiscal 2002 to 4.16% for fiscal 2003. The decrease in average yield on securities was attributable primarily to the decrease in the general level of interest rates. The one-year CMT index to which 43% of the Company's March 31, 2003 securities portfolio is tied averaged 1.75% during fiscal 2003 compared to 2.91% during fiscal 2002. Three month LIBOR, to which 12% of the Company's March 31, 2003 securities portfolio is tied averaged 1.63% during fiscal 2003 compared to 2.82% during fiscal 2002. Prime, to which 4% of the Company's March 31, 2003 securities portfolio is tied, averaged 4.55% during fiscal 2003 compared to 5.95% during fiscal 2002.

Paydowns on the Company's CMO portfolio during fiscal 2003 totaled $48.3 million (79 percent of the March 31, 2002 balance) compared to $20.6 million (25 percent of the March 31, 2001 balance) during fiscal 2002. Premium amortization associated with these paydowns was $1.4 million for fiscal 2003 compared to $181,000 for fiscal 2002. This premium amortization reduced average yield on securities, and average yield on interest-earning assets for fiscal 2003 by 46 and five basis points respectively, compared to four and one basis point, respectively, for fiscal 2002. At March 31, 2003, total unamortized premium on CMO was $367,000 and total unamortized premium on the entire securities portfolio was $4.6 million.

The average balance of loans receivable, net increased $180.3 million from $2.39 billion for fiscal 2002 to $2.57 billion for fiscal 2003 and the aggregate average balance of securities decreased $99.4 million from $414.1 million for fiscal 2002 to $314.7 million for fiscal 2003. For the past several years, the Company's strategy has emphasized growth in loans and deposits with a corresponding de-emphasis on wholesale leverage (securities funded with FHLB advances and other borrowings). This strategy was undertaken in connection with the Company's focus on enhancing its net interest spread and earnings stream through asset and liability bases comprised to a greater extent by the Four-Cs and core deposits, respectively. Strong Four-Cs origination volumes have provided an investment alternative for the Company which is preferable to securities, and is consistent with its long term strategic objectives. The proportion of total average interest-earning assets comprised by loans receivable increased from 83 percent for fiscal 2002 to 87 percent for fiscal 2003. The Company's current strategy is to attempt to maintain loans receivable, net at approximately 90 percent of total interest-earning assets.

Interest Expense

Interest expense decreased $32.4 million from $104.6 million for fiscal 2002 to $72.2 million for fiscal 2003. The decrease was attributable to a 127 basis point decrease in the average cost of interest-bearing liabilities from 3.93% for fiscal 2002 to 2.66% for fiscal 2003.

Average cost of deposits decreased 134 basis points from 3.69% for fiscal 2002 to 2.35% for fiscal 2003. Average cost of CDs decreased 161 basis points from 4.90% for fiscal 2002 to 3.29% for fiscal 2003 and average cost of core deposits decreased 45 basis points from 2.08% for fiscal 2002 to 1.63% for fiscal 2003. Contributing to the decrease in average cost of deposits was an increase in the proportion of the portfolio comprised by core deposits. The average balance of core deposits grew by $385.0 million from $888.8 million or 43 percent of average total deposits for fiscal 2002 to $1.27 billion or 57 percent of average total deposits for fiscal 2003. At March 31, 2003, core deposits totaled $1.40 billion or 60 percent of total deposits compared to $1.08 billion or 50 percent of total deposits one year earlier. Average cost of FHLB advances and other borrowings decreased 61 basis points from 4.77% for fiscal 2002 to 4.16% for fiscal 2003.

Average interest-bearing liabilities increased $55.0 million from $2.66 billion for fiscal 2002 to $2.72 billion for fiscal 2003. The average balance of total deposits increased $186.6 million from $2.06 billion for fiscal 2002 to $2.25 billion for fiscal 2003 and the average balance of FHLB advances and other borrowings decreased $131.6 million from $599.7 million for fiscal 2002 to $468.1 million for fiscal 2003.

Provision for Loan Losses

Provision for loan losses was $4.8 million for fiscal 2003 compared to $5.0 million for fiscal 2002. Non-accrual loans were $18.6 million or 0.59% of gross loans receivable at March 31, 2003 compared to $4.5 million or 0.16% of gross loans receivable at March 31, 2002.

The allowance for loan losses decreased from $31.4 million or 1.11% of gross loans receivable at March 31, 2002 to $31.1 million or 0.99% of gross loans receivable at March 31, 2003. The decrease in the allowance for loan losses was due principally to the charge-off of $4.5 million of a $4.9 million commercial business loan. Total charge-offs for fiscal 2003 were $5.7 million compared to $4.8 million for fiscal 2002.

In determining the adequacy of the allowance for loan losses, consideration is given to levels and trends in the following factors: (1) the volume and composition of non-accrual loans; (2) the volume, severity and composition of classified assets; and (3) changes in the composition of the loan portfolio by type and by collateral. Each of these factors is discussed more fully below.

Between March 31, 2002 and 2003 non-accrual loans increased by $14.1 million. The $18.6 million of non-accrual loans at March 31, 2003 is comprised of $2.8 million of loans secured by one-to-four family residential mortgages and $15.8 million of Four-Cs loans. The composition of these balances is discussed under "Lending Activities -- Non-Accrual and Past Due Loans."

Total classified assets decreased from $74.9 million at March 31, 2002 to $43.1 million at March 31, 2003. The March 31, 2002, balance included a loan in the amount of $18.2 million to a business equipment leasing company. During fiscal 2003, this loan was upgraded to Special Mention and removed from classified assets. Total classified assets at March 31, 2003 and 2002 also included loans on the Castaic project aggregating $5.6 million and $29.7 million, respectively.

Between March 31, 2002 and 2003, the disbursed balance of the Four-Cs increased by $203.0 million. This increased the proportion of loans receivable, net comprised by the Four-Cs from 42 percent to 53 percent. It also contributed to an increase in the Company's average loan size from $155,000 at March 31, 2002, to $186,000 at March 31, 2003. For a discussion of the larger credits under each loan type, see "Lending Activities."

While the level of non-accrual loans increased between March 31, 2002 and 2003, the allowance for loan losses was maintained at its current level based upon the following: (1) the decrease in the level of classified assets; and (2) a reduction in the probable loss exposure on certain segments of the loan portfolio. See "Lending Activities -- Allowance for Loan Losses."

Non-Interest Income

Non-interest income increased from $17.0 million for fiscal 2002 to $19.9 million for fiscal 2003. Deposit and related fees increased from $9.4 million for fiscal 2002 to $10.6 million for fiscal 2003. The increase in deposit and related fees reflects the additional fee opportunities associated with the growth in core deposits. Trust fees were $2.1 million for both fiscal 2002 and 2003. Assets under management or custody were $231.0 million at March 31, 2003 compared to $251.6 million at March 31, 2002.

Loan and servicing fees increased from $5.0 million for fiscal 2002 to $5.3 million for fiscal 2003 due principally to the higher volume of loan payoff activity noted earlier. Included in loan and servicing fees for fiscal 2003 and 2002 is $225,000 and $598,000 of expense associated with amortization ($74,000 and $175,000, respectively) and impairment ($151,000 and $423,000, respectively) of originated mortgage servicing rights (MSR). At March 31, 2003, the Company's MSR asset is $357,000.

The net loss from trading activity was $575,000 for fiscal 2003 compared to $107,000 for fiscal 2002. The increase in net loss from trading activities between fiscal 2002 and 2003 was due to the direction and magnitude of changes in the equity markets.

During fiscal 2003, the Company sold $79.8 million of available for sale securities, generating a net gain of $1.3 million compared to a net gain of $25,000 from the sale of $8.5 million of available for sale securities during fiscal 2002. The securities sold during fiscal 2003 were principally higher coupon MBS that had been experiencing or were expected to experience increased levels of prepayment.

The origination of loans for sale is not an area of primary focus for the Company. However, during fiscal 2003, the Company sold fixed rate loans totaling $19.2 million, generating a net gain of $559,000 compared to sales of $10.2 million at a net gain of $359,000 during fiscal 2002.

Non-Interest Expense

Non-interest expense increased from $62.0 million for fiscal 2002 to $67.3 million for fiscal 2003. General and administrative expense increased from $62.1 million or 2.09% of average assets for fiscal 2002 to $67.5 million or 2.22% of average assets for fiscal 2003. Compensation and benefits accounted for $3.0 million, or 57%, of the increase in general and administrative expense. A portion of the increase in compensation and benefits expense from $34.3 million for fiscal 2002 to $37.3 million for fiscal 2003 was attributable to the hiring of experienced personnel to generate and support the higher volumes of Four-Cs and core deposits. The increase in compensation and benefits also reflects the Bank's opening of two new full-service retail branches during fiscal 2003, and the formation and staffing of Glencrest Investment Advisors. Included in compensation and benefits expense for fiscal 2003 and fiscal 2002, respectively, are non-cash charges of $5.8 million and $5.7 million associated with the Bank's ESOP and 1996 Incentive Plan. The stock awarded under the 1996 Incentive Plan vested over a five-year period ended October 2001. Accordingly, the non-cash charge to expense associated with the 1996 Incentive Plan decreased from $1.4 million for fiscal 2002 to zero for fiscal 2003. The allocation of shares under the Bank's ESOP will continue in generally equal installments through fiscal 2006. The amount charged to expense under the ESOP moves upward or downward with changes in the market price of the Company's common stock. ESOP expense for fiscal 2003 and 2002 was $5.8 million and $4.3 million, respectively.

The deterioration in the efficiency ratio from 48.48% for fiscal 2002 to 50.72% for fiscal 2003 reflects the temporary lag between incurring the costs of building infrastructure and bringing on the revenues associated with the increases in loan and deposit volumes. The constrained growth in net interest income caused by the lower interest rate environment also contributed to the deterioration in the efficiency ratio.

Contributing to the increase in compensation and benefits expense was a decrease in pension income (expense) from $317,000 for fiscal 2002 to $(346,000) for fiscal 2003 applicable to the Bank's frozen defined benefit pension plan (the "Plan"). The decrease in pension income reflects a reduction in the value of Plan assets coupled with an increase in the projected Plan benefit obligation arising from a reduction in the discount rate used to value the obligation. As of March 31, 2003, the market value of Plan assets was $18.4 million, compared to $19.5 million at March 31, 2002. As of March 31, 2003, the projected Plan benefit obligation was $22.3 million compared to $21.2 million at March 31, 2002. As a result, included in accumulated other comprehensive loss as of March 31, 2003 and 2002 are net minimum pension liabilities of $8.1 million and $5.1 million, respectively, arising from the shortfalls between Plan assets and liabilities. During fiscal 2002, the Company began moving a substantial portion of Plan assets into fixed income investments under an investment immunization program. This strategy is expected to significantly reduce the future earnings and asset/liability value mismatch volatility arising from the Plan. As of March 31, 2003, approximately 54% of Plan assets were in fixed income investments whose cash flows are projected to closely match the corresponding benefit obligation payments.

The increase in marketing and professional services expense from $7.0 million for fiscal 2002 to $7.8 million for fiscal 2003 was attributable to the marketing efforts associated with the two new branch openings as well as an increase in expenditures associated with increased marketing efforts directed toward the Hispanic segments of the communities served by the Bank.

Income Taxes

Income taxes were $25.5 million for fiscal 2003 compared to $25.8 million for fiscal 2002. The effective income tax rate was 41.8% for fiscal 2003 compared to 42.1% for fiscal 2002.

Comparison of Financial Condition at March 31, 2003 and March 31, 2002

Total assets increased $111.1 million from $3.04 billion at March 31, 2002 to $3.15 billion at March 31, 2003. Reflecting the Company's strategy of increasing the loan orientation of its asset base, loans receivable, net increased $194.3 million from $2.49 billion at March 31, 2002 to $2.69 billion at March 31, 2003, while securities decreased $23.6 million from $353.9 million at March 31, 2002 to $330.3 million at March 31, 2003. Cash and cash equivalents decreased $55.6 million from $106.0 million at March 31, 2002 to $50.3 million at March 31, 2003. The cash balance at March 31, 2002 was high as a result of very strong deposit inflows during the quarter ended March 31, 2002, that materialized faster than the funds could be optimally deployed to fund loans and repay maturing borrowings (all of which were subject to prepayment penalties).

Total liabilities increased $125.1 million from $2.76 billion at March 31, 2002 to $2.88 billion at March 31, 2003. Total deposits increased $157.1 million from $2.17 billion at March 31, 2002 to $2.33 billion at March 31, 2003. The Bank's emphasis on growing the lower cost, more stable segments of its deposit portfolio is reflected in a $319.3 million increase in core deposits from $1.08 billion or 50 percent of total deposits at March 31, 2002 to $1.40 billion or 60 percent of total deposits at March 31, 2003. FHLB advances and other borrowings decreased $72.6 million from $558.0 million at March 31, 2002 to $485.4 million at March 31, 2003.

Total stockholders' equity decreased $10.9 million from $284.1 million at March 31, 2002 to $273.1 million at March 31, 2003. The $10.9 million decrease is comprised principally of a $10.8 million decrease in retained earnings, substantially restricted and a $3.8 million decrease in additional paid-in-capital, partially offset by a $1.8 million decrease in unearned stock-based compensation and a $1.9 million decrease in accumulated other comprehensive loss.

The $10.8 million decrease in retained earnings, substantially restricted reflects net earnings of $35.4 million for fiscal 2003 offset by: (1) $42.0 million attributable to the amount paid to repurchase 1,813,200 shares of common stock at prices in excess of the $10.00 per share original issuance price of the stock. The 1,813,200 shares of common stock were repurchased at a weighted average price of $33.15 per share; and (2) $4.3 million of cash dividends declared during fiscal 2003. Cash dividends of $0.08 per share were declared and paid during the first two quarters of fiscal 2003. The cash dividend was increased to $0.10 per share effective with the December 2002 dividend.

The Company's increased emphasis on the Four-Cs coupled with a corresponding de-emphasis on wholesale leverage has resulted in a relatively low rate of growth in the total asset base over the past several years as growth in loans has been offset to a degree by decreases in securities. As a result, the Company's rate of capital formation through retention of earnings has exceeded the level required to support the growth in the total asset base. The Company has utilized share repurchases as a means of deploying some of this excess capital and enhancing earnings per share and return on average equity.

The $3.8 million decrease in additional paid-in-capital was attributable to: (1) an $18.1 million reduction representing the removal from additional paid in capital of the March 1996 original purchase price of the shares that were repurchased during fiscal 2003; (2) a $10.7 million increase representing the amounts paid by directors and officers to exercise stock options granted to them under the 1996 and 1999 Incentive Plans along with the tax benefit to the Company arising therefrom; and (3) a $3.6 million increase attributable to amortization of shares under the 1996 Incentive Plan. During fiscal 2003 options to purchase 541,919 shares of the Company's common stock were exercised at a weighted average exercise price of $14.20 per share.

The $1.8 million decrease in unearned stock-based compensation was attributable to amortization under the Company's ESOP.

The $1.9 million decrease in other comprehensive loss was comprised principally of a $1.9 million change in the unrealized gain/(loss), net of tax on the Company's portfolio of securities available for sale from ($1.3 million) at March 31, 2002 to $620,000 at March 31, 2003. A $3.1 million change in the minimum pension liability adjustment was offset by a $3.1 million tax benefit associated therewith.

Comparison of Operating Results for the Years Ended March 31, 2002 and March 31, 2001

General

Net earnings rose $7.1 million or 25% from $28.3 million for fiscal 2001 to $35.4 million for fiscal 2002. The improvement in operating results between fiscal 2001 and 2002 was attributable principally to a $14.6 million increase in net interest income from $96.5 million for fiscal 2001 to $111.1 million for fiscal 2002. The increase in net interest income reflects a 58 basis point expansion in net interest spread from 2.93% for fiscal 2001 to 3.51% for fiscal 2002. Total non-interest income increased $2.7 million or 19 percent and total non-interest expense increased $5.3 million or 9 percent between fiscal 2001 and 2002.

Interest Income

Interest income decreased $24.2 million from $239.9 million for fiscal 2001 to $215.7 million for fiscal 2002 attributable principally to a 79 basis point decrease in average yield on interest-earning assets from 8.23% for fiscal 2001 to 7.44% for fiscal 2002. The decrease in average yield on interest-earning assets was caused by the lower interest rate environment during fiscal 2002 compared to fiscal 2001. Average interest-earning assets remained relatively stable at $2.92 billion for fiscal 2001 compared to $2.90 billion for fiscal 2002.

Average yield on loans receivable, net decreased 73 basis points from 8.59% for fiscal 2001 to 7.86% for fiscal 2002, reflecting the adjustable rate nature of the Company's loan portfolio.

The dramatically lower interest rate environment during fiscal 2002 also contributed to a significant increase in the turnover of the loan portfolio. This turnover created an additional downward bias to the yield on the loan portfolio as older, higher yielding loans were replaced by originated or purchased loans at lower market rates. Loan principal repayments increased $524.4 million from $1.05 billion for fiscal 2001 to $1.57 billion for fiscal 2002. Loan originations increased $384.3 million from $1.05 billion for fiscal 2001 to $1.43 billion for fiscal 2002. In response to the higher level of loan repayments, loan purchases were increased from $18.9 million during fiscal 2001 to $415.3 million for fiscal 2002.

Continued emphasis on the Four-Cs mitigated some of the interest rate environment driven downward movement in the loan portfolio yield. The Four-Cs increased $158.8 million during fiscal 2002 to $1.05 million or 42 percent of loans receivable, net at March 31, 2002 from $888.0 million or 39 percent of loans receivable, net at March 31, 2001. Originations of the Four-Cs totaled $1.19 billion or 83 percent of total originations for fiscal 2002 compared to $969.3 million or 92 percent of total originations for fiscal 2001. The decrease in the percentage of total originations comprised by the Four-Cs reflects the significant increase in turnover in the single-family residential mortgage portfolio rather than any reduction in the Company's emphasis on the Four-Cs.

Average yield on securities decreased from 6.82% for fiscal 2001 to 5.81% for fiscal 2002. The decrease in average yield on securities was attributable primarily to the decrease in the general level of interest rates. The one-year CMT index, to which 28% of the Company's March 31, 2002, securities portfolio is tied, averaged 2.91% during fiscal 2002 compared to 5.71% during fiscal 2001. Three month LIBOR, to which 13% of the Company's March 31, 2002, securities portfolio is tied, averaged 2.82% during fiscal 2002 compared to 6.30% during fiscal 2001. Prime, to which 13% of the Company's March 31, 2002 securities portfolio is tied, averaged 5.95% during fiscal 2002 compared to 9.22% during fiscal 2001.

The average balance of loans receivable, net increased $69.3 million from $2.32 billion for fiscal 2001 to $2.39 billion for fiscal 2002 and the aggregate average balance of securities decreased $99.4 million from $513.5 million for fiscal 2001 to $414.1 million for fiscal 2002 reflecting the Company's strategy of emphasizing growth in loans and deposits with a corresponding de-emphasis on wholesale leverage. The proportion of total average interest-earning assets comprised by loans receivable, net increased from 80% for fiscal 2001 to 83% for fiscal 2002.

Interest Expense

Interest expense decreased $38.8 million from $143.5 million for fiscal 2001 to $104.6 million for fiscal 2002. The decrease was attributable principally to a 137 basis point decrease in the average cost of interest-bearing liabilities from 5.30% for fiscal 2001 to 3.93% for fiscal 2002.

Average cost of deposits decreased 122 basis points from 4.91% for fiscal 2001 to 3.69% for fiscal 2002. Average cost of CDs decreased 117 basis points from 6.07% for fiscal 2001 to 4.90% for fiscal 2002 and average cost of core deposits decreased 102 basis points from 3.10% for fiscal 2001 to 2.08% for fiscal 2002. Contributing to the reduction in average cost of deposits was an increase in the proportion of the portfolio comprised by core deposits. The average balance of core deposits increased by $134.8 million from $754.0 million for fiscal 2001 to $888.8 million for fiscal 2002. At March 31, 2002, core deposits totaled $1.08 billion or 50 percent of total deposits compared to $803.9 million or 40 percent of total deposits one year earlier. The average cost of FHLB advances and other borrowings decreased from 6.26% for fiscal 2001 to 4.77% for fiscal 2002.

Average interest-bearing liabilities decreased $45.6 million from $2.71 billion for fiscal 2001 to $2.66 billion for fiscal 2002. The decrease in the average balance of interest-bearing liabilities was attributable to a $175.0 million decrease in the average balance of FHLB advances and other borrowings from $774.8 million for fiscal 2001 to $599.7 million for fiscal 2002. The average balance of total deposits increased $129.4 million from $1.93 billion for fiscal 2001 to $2.06 billion for fiscal 2002.

Provision for Loan Losses

Provision for loan losses was $5.0 million for fiscal 2001 and 2002. Non-accrual loans were $4.5 million or 0.16% of gross loans receivable at March 31, 2002, compared to $11.5 million or 0.45% of gross loans receivable at March 31, 2001. Non-accrual loans at March 31, 2001, include a $3.0 million loan on the 296 residential home development in Castaic, California. During fiscal 2001, this $3.0 million loan was determined to be impaired and an allowance for loss was established for the full amount of the loan. During fiscal 2002, this loan was charged off, reducing total non-accrual loans and the total allowance for loan losses by $3.0 million. As a result, the allowance for loan losses was little changed between March 31, 2001 ($31.0 million) and March 31, 2002 ($31.4 million).

Growth in the loan portfolio reduced the ratio of allowance for loan losses to gross loans receivable from 1.22% at March 31, 2001 to 1.11% at March 31, 2002. Had the $3.0 million Castaic loan been charged off at March 31, 2001, it would have reduced the ratio of allowance for loan losses to gross loans at that time to 1.10%, a level that would have been very comparable to the March 31, 2002, ratio of 1.11%.

In determining the adequacy of the allowance for loan losses, consideration is given to levels and trends in the following factors: (1) The volume and composition of non-accrual loans; (2) the volume, severity and composition of classified assets; and (3) changes in the composition of the loan portfolio by type and by collateral.

Between March 31, 2001 and 2002, the volume of non-accrual loans decreased by $7.0 million (including the $3.0 million reduction attributable to the charge-off of the Castaic loan). The $4.5 million of non-accrual loans at March 31, 2002 includes $3.0 million of loans secured by one-to-four family residential mortgages and $1.4 million of Four-Cs loans.

Total classified assets increased from $62.1 million at March 31, 2001 to $74.9 million at March 31, 2002. The March 31, 2002, balance includes a loan in the amount of $18.2 million to a business equipment leasing company. Total classified assets at March 31, 2001 and 2002, also include loans on the Castaic project aggregating $39.0 million and $29.7 million, respectively.

Between March 31, 2001 and 2002, disbursed balance of the Four-Cs increased by $158.8 million. This increased the proportion of loans receivable, net comprised by the Four-Cs from 39 percent to 42 percent. It also contributed to an increase in the Company's average loan size from $130,000 at March 31, 2001, to $155,000 at March 31, 2002. For a discussion of the larger credits under each loan type, see "Lending Activities."

While the level of non-accrual loans decreased between March 31, 2001 and 2002, the allowance for loan losses was maintained at its current level based upon: (1) the increase in the level and individual credit exposure of classified assets; and (2) the shift in the composition of the loan portfolio away from one to four family residential mortgages to Four-Cs. See "Lending Activities -- Allowance for Loan Losses."

Non-Interest Income

Non-interest income increased from $14.3 million for fiscal 2001 to $17.0 million for fiscal 2002. Deposit and related fees were $9.4 million for fiscal 2002 compared to $9.0 million for fiscal 2001. The increase in deposit and related fees reflects the additional fee opportunities associated with growth in core deposits. Trust fees were $2.1 million for fiscal 2002 compared to $1.8 million for fiscal 2001. Assets under management or custody increased from $239.3 million at March 31, 2001 to $251.6 million at March 31, 2002. Trust fees for fiscal 2001 are net of a $291,000 non-recurring downward adjustment of fees.

Loan and servicing fees increased from $3.9 million for fiscal 2001 to $5.0 million for fiscal 2002 due principally to the much higher volume of loan payoff activity noted earlier. Included in loan and servicing fees for fiscal 2002 and 2001 is $598,000 and $255,000 of expense associated with amortization ($175,000 and $99,000, respectively) and impairment ($423,000 and $156,000, respectively) of MSRs.

The net loss from trading activity was $107,000 for fiscal 2002 compared to $1.5 million for fiscal 2001. The reduction in net loss from trading activities between fiscal 2001 and 2002 was due, in part, to the direction and magnitude of changes in the equity markets. The improvement in performance for fiscal 2002 was also attributable to a change in personnel and portfolio management philosophy.

Non-Interest Expense

Non-interest expense increased from $56.7 million for fiscal 2001 to $62.0 million for fiscal 2002. General and administrative expense increased from $57.1 million or 1.92% of average assets for fiscal 2001 to $62.1 million or 2.09% of average assets for fiscal 2002. Compensation and benefits accounted for $4.0 million, or 78%, of the increase in general and administrative expense. The increase in compensation and benefits expense from $30.3 million for fiscal 2001 to $34.3 million for fiscal 2002 was attributable, in part, to the hiring of experienced personnel to generate and support the higher volumes of Four-Cs and core deposits. Included in compensation and benefits expense for fiscal 2002 and fiscal 2001, respectively are non-cash charges of $5.7 million and $5.8 million associated with the Bank's ESOP ($4.3 million and $3.2 million, respectively) and 1996 Incentive Plan ($1.4 million and $2.5 million, respectively).

Also contributing to the increase in compensation and benefits expense was a decrease in pension income from $979,000 for fiscal 2001 to $317,000 for fiscal 2002. The decrease in pension income reflects a significant reduction in the value of Plan assets, the majority of which had been invested in equity securities. As of March 31, 2002, the market value of Plan assets was $19.5 million, compared to $23.8 million at March 31, 2001. As of March 31, 2002, the projected Plan benefit obligation was $21.2 million compared to $19.9 million at March 31, 2001. As a result, included in accumulated other comprehensive loss as of March 31, 2002 is $5.1 million applicable to the March 31, 2002 shortfall between Plan assets and liabilities.

The increase in marketing and professional services expense from $6.3 million for fiscal 2001 to $7.0 million for fiscal 2002 was attributable, in part, to an increase in Hispanic marketing expenditures and promotional expenditures associated with the Bank's opening of its twenty-fourth full service branch in La Quinta, California in February 2001.

Income Taxes

Income taxes were $25.8 million for fiscal 2002 compared to $20.8 million for fiscal 2001. The effective income tax rate was 42.1% for fiscal 2002 compared to 42.4% for fiscal 2001.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet other obligations on a timely and cost-effective basis. The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2003, cash and short-term investments totaled $50.3 million.

Effective July 11, 2001 the OTS adopted a rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, and to a lesser extent, proceeds from the sale of loans or securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

Management's strategy is to manage liquidity by investing excess cash flows in higher yielding interest-earning assets, such as loans and securities, or paying down FHLB advances and other borrowings, depending on market conditions. Conversely, if the need for funds is not met through deposits and cash flows from loans and securities, the Company initiates FHLB advances and other borrowings, or if necessary and of economic benefit, sells loans and/or securities. Only when no other alternatives exist will the Company constrain loan originations as a means of addressing a liquidity shortfall. The Company has not found it necessary to constrain loan growth due to liquidity considerations.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $87.0 million, $50.9 million and $54.0 million for the years ended March 31, 2003, 2002 and 2001, respectively.

Net cash used in investing activities consists primarily of disbursements for loan originations and purchases and purchases of securities, offset by principal collections on loans and proceeds from maturation and paydowns on securities. Principal payments on loans were $1.87 billion, $1.57 billion, and $1.05 billion for the years ended March 31, 2003, 2002 and 2001, respectively. Disbursements for loan originations and purchases, excluding loans originated for sale, were $2.19 billion, $1.84 billion and $1.05 billion for the years ended March 31, 2003, 2002 and 2001, respectively. Disbursement for purchases of securities were $199.9 million, $108.6 million and $5.0 million for the years ended March 31, 2003, 2002 and 2001, respectively. Proceeds from the maturation and paydown of securities were $147.8 million, $187.9 million and $122.9 million for the years ended March 31, 2003, 2002 and 2001, respectively.

The primary sources of net cash from financing activities are net activity in deposit accounts and FHLB advances and other borrowings. Net cash provided by (used in) financing activities was $27.2 million, $117.4 million and $(199.2) million for the years ended March 31, 2003, 2002 and 2001, respectively. The net increases in deposits were $157.1 million, $147.7 million and $114.7 million for the years ended March 31, 2003, 2002 and 2001, respectively. As a result of these strong deposit inflows, the Company reduced its use of FHLB advances and other borrowings by $72.6 million, $17.0 million and $309.0 million for the years ended March 31, 2003, 2002 and 2001, respectively. Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings. However, as and to the extent competitive or market factors do not allow the Company to meet its funding needs with deposits, FHLB advances and other borrowings provide a readily available source of liquidity. As of March 31, 2003 and 2002, the Bank had maximum unused borrowing capacity from the FHLB of San Francisco of $1.21 billion and $1.18 billion, respectively. Based upon pledged collateral in place, the available borrowing capacity was $195.8 million and $283.9 million at March 31, 2003 and 2002, respectively. The Company also has the ability to borrow funds under reverse repurchase agreements collateralized by securities. The Company had $4.4 million and zero of borrowings under reverse repurchase agreements outstanding at March 31, 2003 and 2002, respectively.

At March 31, 2003, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $256.1 million, or 8.17% of adjusted total assets, which is above the required level of $47.0 million, or 1.50%; core capital of $256.1 million, or 8.17% of adjusted total assets, which is above the required level of $125.4 million, or 4.00% and total risk-based capital of $281.7 million, or 11.85% of risk-weighted assets, which is above the required level of $190.2 million, or 8.00%. See "Item 1 -- Description of Business -- Regulation and Supervision -- Federal Savings Institution Regulation."

The Company currently has no material contractual obligations or commitments for capital expenditures. See "Item 1 -- Description of Business -- General." At March 31, 2003 the Bank had outstanding commitments to originate and purchase loans of $81.5 million and $53.0 million, respectively, compared to $61.0 million and zero, respectively, at March 31, 2002. The Company anticipates that it will have sufficient funds available to meet these commitments. At March 31, 2003 and 2002 the Company had no outstanding commitments to purchase securities. See "Item 1 -- Description of Business -- General." Certificate accounts that are scheduled to mature in less than one year from March 31, 2003 totaled $651.9 million. The Bank expects that a substantial portion of the funds from maturing certificate accounts will be retained by the Bank at maturity either in certificate or liquid accounts. The low interest rate environment during fiscal 2003 has resulted in a reduction in the differential between certificate accounts and more liquid instruments such as money market accounts. Accordingly, a portion of the Bank's maturing certificate accounts have been and are expected to continue to be reinvested by customers into more liquid accounts until such time as the rate differential between certificate and liquid accounts increases.

Impact of Inflation

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts or market value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Segment Reporting

The Company, through the branch network of the Bank and the investment advisory firm, provides a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time, and savings deposits; real estate, business and consumer lending; cash management; trust services and investment advisory services. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure related to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" contained in Item 7 of this Form 10-K.

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31,
	2003	2002
Assets
Cash and equivalents	$ 50,323	105,965
Investment securities held-to-maturity (estimated fair value of $5,957 and $703 at March 31, 2003 and 2002)	5,753	703
Investment securities available-for-sale, at fair value	94,094	93,820
Mortgage-backed securities available-for-sale, at fair value	215,266	196,580
Collateralized mortgage obligations available-for-sale, at fair value	15,200	62,778
Trading securities, at fair value	-	2,334
Loans held-for-sale	3,327	106
Loans receivable, net	2,688,950	2,494,667
Federal Home Loan Bank (FHLB) stock, at cost	26,610	35,133
Accrued interest receivable	14,162	15,653
Real estate acquired through foreclosure, net	75	507
Property and equipment, net	23,325	21,575
Prepaid expenses and other assets	16,939	13,111
Total assets	$ 3,154,024	3,042,932
Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 2,326,108	2,168,964
FHLB advances and other borrowings	485,385	558,000
Deferred income taxes payable	7,521	6,849
Accrued expenses and other liabilities	61,878	25,042
Total liabilities	2,880,892	2,758,855
Commitments and contingencies	-	-
Stockholders' equity :
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 20,936,555 and 20,412,351; outstanding 11,769,788 and 13,058,784 at March 31, 2003 and 2002, respectively	208	203
Additional paid-in capital	131,770	135,540
Retained earnings, substantially restricted	150,282	161,123
Unearned stock-based compensation	(3,996)	(5,750)
Treasury stock (9,166,767 and 7,353,567 at March 31, 2003 and 2002, respectively)	(92)	(73)
Accumulated other comprehensive losses	(5,040)	(6,966)
Total stockholders' equity	273,132	284,077
Total liabilities and stockholders' equity	$ 3,154,024	3,042,932

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars in thousands, except per share data)

	Year Ended March 31,
	2003	2002	2001

Interest income:
Loans receivable	$ 169,954	$ 188,131	199,511
Mortgage-backed securities	8,203	15,610	22,274
Collateralized mortgage obligations	92	3,214	6,393
Investment securities and deposits	7,127	8,776	11,771
Total interest income	185,376	215,731	239,949
Interest on deposits	52,791	76,015	94,989
Interest on borrowings	19,456	28,609	48,482
Total interest expense	72,247	104,624	143,471
Net interest income	113,129	111,107	96,478
Provision for loan losses	4,840	5,000	5,004
Net interest income after provision for loan losses	108,289	106,107	91,474
Non-interest income:
Deposit and related fees	10,561	9,427	8,969
Loan and servicing fees	5,262	4,972	3,854
Trust fees	2,142	2,086	1,846
Gain on sale of loans, net	559	359	390
Gain (loss) on sale of securities, net	1,343	25	(16)
Loss on trading securities, net	(575)	(107)	(1,490)
Other non-interest income	606	281	766
Total non-interest income	19,898	17,043	14,319
Non-interest expense:
General and administrative:
Compensation and benefits	37,323	34,319	30,332
Occupancy and equipment	12,158	11,905	11,792
Marketing and professional services	7,787	6,969	6,310
Other general and administrative	10,198	8,934	8,632
Total general and administrative	67,466	62,127	57,066
Foreclosed real estate operations, net	(190)	(102)	(324)
Total non-interest expense	67,276	62,025	56,742
Earnings before income taxes	60,911	61,125	49,051
Income taxes	25,489	25,761	20,791
Net earnings	$ 35,422	$ 35,364	28,260
Basic earnings per share	$ 2.94	$ 2.84	2.32
Weighted average shares outstanding for basic earnings per share	12,048,609	12,455,711	12,182,855
Diluted earnings per share	$ 2.83	$ 2.74	2.24
Weighted average shares outstanding for diluted earnings per share	12,524,255	12,919,745	12,640,281

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Dollars in thousands)

	Year Ended March 31,
	2003	2002	2001
Net earnings	$ 35,422	35,364	28,260
Other comprehensive earnings (losses), net of income taxes:
Unrealized gains (losses) on securities available-for-sale:
Investment securities available-for-sale, at fair Value	1,773	(261)	1,604
Mortgage-backed securities available-for-sale, at fair value	840	459	4,686
Collateralized mortgage obligations available-for-sale, at fair value	12	989	485
Reclassification of realized gains (losses) included in earnings	(699)	(271)	312
	1,926	916	7,087
Minimum pension liability adjustment	(3,054)	(5,079)	-
Tax benefit on minimum pension liability	3,054	-	-
Other comprehensive gains (losses)	1,926	(4,163)	7,087
Comprehensive earnings	$ 37,348	31,201	35,347

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Losses	Total
Balance at March 31, 2000	13,314,505	200	131,370	113,521	(13,303)	(67)	(9,890)	221,831
Net earnings	-	-	-	28,260	-	-	-	28,260
Purchase of treasury stock	(145,000)	-	(1,449)	(1,117)	-	(1)	-	(2,567)
Amortization under stock-based compensation plans	-	-	1,403	-	4,350	-	-	5,753
Stock options exercised	69,122	-	595	-	-	-	-	595
Dividends ($0.24 per share for 2001)	-	-	-	(2,961)	-	-	-	(2,961)
Changes in unrealized gains on securities available-for-sale, net	-	-	-	-	-	-	7,087	7,087
Balance at March 31, 2001	13,238,627	200	131,919	137,703	(8,953)	(68)	(2,803)	257,998
Net earnings	-	-	-	35,364	-	-	-	35,364
Purchase of treasury stock	(510,100)	-	(5,096)	(8,431)	-	(5)	-	(13,532)
Change in minimum pension liability	-	-	-	-	-	-	(5,079)	(5,079)
Amortization under stock-based compensation plans	-	-	2,456	-	3,203	-	-	5,659
Stock options exercised	330,257	3	3,777	-	-	-	-	3,780
Dividends ($0.28 per share for 2002)	-	-	-	(3,513)	-	-	-	(3,513)
Changes in unrealized gains on securities available-for-sale, net	-	-	-	-	-	-	916	916
Tax benefit from stock options	-	-	2,484	-	-	-	-	2,484
Balance at March 31, 2002	13,058,784	203	135,540	161,123	(5,750)	(73)	(6,966)	284,077
Net earnings	-	-	-	35,422	-	-	-	35,422
Purchase of treasury stock	(1,813,200)	-	(18,113)	(41,982)	-	(19)	-	(60,114)
Change in minimum pension liability	-	-	-	-	-	-	(3,054)	(3,054)
Amortization under stock-based compensation plans	-	-	3,616	-	1,754	-	-	5,370
Stock options exercised	524,204	5	7,101	-	-	-	-	7,106
Dividends ($0.36 per share for 2003)	-	-	-	(4,281)	-	-	-	(4,281)
Changes in unrealized gains on securities available-for-sale, net	-	-	-	-	-	-	1,926	1,926
Tax benefit from stock options and minimum pension liability	-	-	3,626	-	-	-	3,054	6,680
Balance at March 31, 2003	11,769,788	$ 208	$ 131,770	$ 150,282	$ (3,996)	$ (92)	$ (5,040)	$273,132

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$ 35,422	35,364	28,260
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans and securities	2,086	824	1,192
Amortization of deferred loan origination fees	1,229	2,955	(276)
Loan fees collected	732	343	237
Dividends on FHLB stock	(1,713)	(2,358)	(3,284)
Provisions for losses on:
Loans	4,840	5,000	5,004
Real estate	-	-	49
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(2,049)	(625)	(646)
Proceeds from sale of trading securities	1,805	-	466
(Gains) losses on trading securities	575	107	1,490
Depreciation and amortization of property and equipment	2,792	3,006	3,396
Loans originated for sale	(22,395)	(9,685)	(16,341)
Proceeds from sale of loans held-for-sale	19,656	10,497	23,439
Amortization of unearned stock-based compensation	5,370	5,659	5,753
Increase (decrease) in accrued expenses and other liabilities	41,031	(3,565)	5,640
(Increase) decrease in:
Accrued interest receivable	1,491	2,813	118
Prepaid expenses and other assets	(3,828)	527	(471)
Net cash provided by operating activities	87,044	50,862	54,026
Cash flows from investing activities:
Loans originated for investment	(1,850,351)	(1,424,136)	(1,033,194)
Increase in construction loans in process	117,677	50,684	38,891
Purchases of loans held-for-investment	(340,169)	(415,287)	(18,892)
Principal payments on loans	1,869,196	1,573,443	1,049,029
Principal payments on mortgage-backed securities available-for-sale	99,453	127,387	83,794
Principal payments on collateralized mortgage obligations available-for-sale	48,323	20,601	4,103
Purchases of investment securities held-to-maturity	(5,056)	-	-
Purchases of investment securities available-for-sale	(65,023)	(83,395)	(5,000)

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Dollars in thousands)

	Year Ended March 31,
	2003	2002	2001
Redemption of FHLB stock	$ 10,236	13,346	1,713
Purchases of mortgage-backed securities available- for-sale	(129,815)	(25,236)	-
Proceeds from sale of mortgage-backed securities available-for-sale	11,490	-	-
Proceeds from maturities of investment securities available-for-sale	67	39,881	35,000
Proceeds from sale of investment securities available- for-sale	67,198	8,525	1,951
Proceeds from sale of real estate	1,390	1,977	2,993
Investment in or proceeds from real estate held for investment	-	-	5,155
Purchases of property and equipment	(4,542)	(1,651)	(3,968)
Net cash provided by (used in) investing activities	(169,926)	(113,861)	161,575
Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	406,885	561,400	494,800
Repayment of FHLB advances and other borrowings	(479,500)	(578,400)	(803,800)
Net change in deposits	157,144	147,703	114,727
Proceeds from exercise of stock options	7,106	3,780	595
Cash dividends	(4,281)	(3,513)	(2,961)
Purchase of treasury stock	(60,114)	(13,532)	(2,567)
Net cash provided by (used in) financing activities	27,240	117,438	(199,206)
Net increase (decrease) in cash and cash equivalents	(55,642)	54,439	16,395
Cash and cash equivalents, beginning of year	105,965	51,526	35,131
Cash and cash equivalents, end of year	$ 50,323	105,965	51,526
Supplemental information:
Interest paid, including interest credited	$ 74,235	107,111	142,689
Income taxes paid	17,050	25,078	19,200
Loans to facilitate	-	256	-
Non-cash investing and financing activities:
Net transfers from loans receivable to real estate acquired through foreclosure	634	2,331	2,011

See accompanying notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies

Effective March 28, 1996, pursuant to a plan of conversion, Pomona First Federal Savings and Loan Association (the "Association") reorganized from a federally chartered mutual savings and loan association to PFF Bank & Trust (the "Bank"), a federally chartered stock savings bank. PFF Bancorp, Inc. (the "Bancorp") was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion. Any references to financial information for periods before March 28, 1996, refer to the Association prior to the conversion (see "Note 23" for further discussion).

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. and its subsidiaries, PFF Bank & Trust and Glencrest Investment Advisors, Inc. (collectively, the "Company"). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. The accounts of Diversified Services, Inc. are included in Pomona Financial Services, Inc. Glencrest Investment Advisors, Inc. includes the accounts of Glencrest Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks of $42,817 and $37,638 and short-term deposits in banks of $7,506 and $68,327 at March 31, 2003 and 2002, respectively. The Company considers all highly liquid debt instruments with maturities at the date of acquisition of three months or less to be cash equivalents.

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

Available-for-Sale

Investment securities, mortgage-backed securities and collateralized mortgage obligations available-for-sale are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

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

Loans Held for Sale

Loans designated as held for sale in the secondary market are carried at the lower of cost or market value in the aggregate, as determined by a fair value analysis performed by the Company using prevailing market assumptions. Loan fees and costs are deferred and recognized as a component of gain or loss on sale of loans when the loans are sold. Net unrealized losses are recognized through a valuation allowance established by charges to operations.

Mortgage Servicing Rights and Gains or Losses on Sales of Loans

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSR") through the sale of mortgage loans which are sold with servicing rights retained. At the time of sale the total cost of the mortgage loans is allocated to the MSR and the mortgage loans without the MSR based upon their relative fair values. The MSR are included in other assets and as a component of the gain on the sale of loans. The MSR are amortized in proportion to and over the estimated period of the net servicing income. This amortization is reflected as a component of loan and servicing fees.

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

Loans Receivable

Loans receivable are stated at unpaid principal balances less the undisbursed portion of construction loans and allowances for loan losses, and net of deferred loan origination fees and discounts/premiums on loans. Premiums/discounts are amortized/accreted using the interest method over the contractual maturities of the loans.

Uncollected interest on loans contractually delinquent more than ninety days or on loans for which collection of interest appears doubtful is excluded from interest income and accrued interest receivable. Payments received on non-accrual loans are recorded as a reduction of principal or as interest income depending on management's assessment of the ultimate collectibility of the loan principal. Such loans are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

Loan Origination, Commitment Fees and Related Costs

For loans receivable held-for-investment, loan origination fees and direct loan origination costs are deferred, with the net fee or cost being accreted or amortized to interest income over the contractual maturity of the related loan using the interest method. Accretion or amortization is discontinued in the event the loan becomes contractually delinquent by more than ninety days. Accretion or amortization resumes in the period all delinquent interest and principal is paid. When a loan is paid in full, any unamortized net loan origination fee or cost is recognized in interest income. For loans held-for-sale, loan origination fees and direct origination costs are deferred until the loan is sold. When the loan is sold any net loan origination fee or cost is recognized in the calculation of the gain (loss) on sale of loans. Commitment fees and costs related to commitments where the likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining net unamortized commitment fees at the time of exercise are recognized over the life of the loan using the interest method.

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

Management considers classified loans with a principal balance of $500 or more for purposes of evaluation for impairment. A loan is considered impaired if it is probable that the creditor will be unable to collect all contractual amounts due (principal and interest) as scheduled in the loan agreement. Impaired loans are measured based on either an estimate of the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's market value or the fair value of collateral if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to operations. The Company will charge-off a portion of an impaired loan against the valuation allowance when it is probable that there is no possibility of recovering the full amount of the impaired loan.

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

Intangibles

In January 1995, the Company acquired the trust operations of another bank for $3,470. The excess cost over net assets acquired was capitalized and was being amortized on a straight-line basis over the estimated average life of the trust relationships acquired of 11 years. In fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which resulted in a cessation of amortization and the implementation of a periodic impairment test of the intangible.

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

Employee Stock Ownership Plan

The Company accounted for the original issuance of the Employee Stock Ownership Plan ("ESOP") as a component of equity recorded in a contra-equity account. As a result of the issuance, compensation expense is recognized over the allocation period based upon the fair value of the shares committed to be released to employees. This may result in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock. However, any such compensation expense fluctuations result in an equal and offsetting adjustment to additional paid-in capital.

Stock Option Plan

On October 23, 1996, the Company granted stock options and adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Black-Scholes model was used to calculate amounts required for disclosure in SFAS 123. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

The following table contains certain information with respect to the stock options granted under the 1996 and 1999 Plans.

Assumptions Used in Determining Options' Values
Grant Date	Number Granted	Exercise Price	Expected Term in Years	Risk-free Rate(1)	Expected Volatility	Dividend Yield	Calculated Value of Each Option
Options Granted During the Year Ended March 31, 2003
July 24, 2002	10,243	$32.20	6.5	3.81%	40.60%	1.11%	$13.46
December 19, 2002	3,850	32.75	6.5	3.81	40.60	1.11	13.69
December 19, 2002	24,107	32.75	6.5	3.81	40.60	1.11	13.69
February 26, 2003	2,300	31.80	6.5	3.81	40.60	1.11	13.29
Options Granted During the Year Ended March 31, 2002
June 27, 2001	732	$24.00	6.0	5.28%	42.06%	1.10%	$10.56
October 24, 2001	26,129	24.50	6.0	5.28	42.06	1.10	10.78
November 28, 2001	524,686	26.65	6.0	5.28	42.06	1.10	11.73
February 27, 2002	3,213	29.01	6.0	5.28	42.06	1.10	12.77
Options Granted During the Year Ended March 31, 2001
May 24, 2000	1,268	$14.25	8.00	4.78%	42.10%	1.27%	$ 6.77
May 24, 2000	30,000	14.25	8.00	4.78	42.10	1.27	6.77
June 28, 2000	1,366	16.63	8.00	4.78	42.10	1.27	7.89
November 22, 2000	7,323	16.00	8.00	4.78	42.10	1.27	7.60

(1) The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options.

The Company applies APB No. 25 in accounting for its Plan and, accordingly, under the intrinsic value method no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS 123, the Company's results of operations would have been adjusted to the pro forma amounts indicated below:

	2003	2002	2001
Net earnings:
As reported	$ 35,422	35,364	28,260
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,123	3,274	3,314
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,022)	(5,169)	(4,990)
Pro forma Net Earnings	$ 33,523	33,469	26,584
Earnings per share
Basic - as reported	$2.94	2.84	2.32
Basic - pro forma	2.78	2.69	2.18
Diluted - as reported	$2.83	2.74	2.24
Diluted - pro forma	2.68	2.59	2.10

The Company has established an arrangement with an independent brokerage firm to facilitate the immediate sale of all or a portion of the shares obtained by directors and employees through the exercise of stock options. This arrangement allows for the cashless exercise of stock options by directors and employees through an independent arrangement between the holder of the options and the broker. The Company does not agree to purchase the underlying shares from the broker and does not guarantee, or underwrite, in any way the arrangement between the option holders and the broker. The Company considers this arrangement to meet the criteria to allow for fixed award accounting under Opinion 25.

Segment Reporting

The Company, through the branch network of the Bank and the investment advisory firm, provides a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time, and savings deposits; real estate, business and consumer lending; cash management; trust services and investment advisory services. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

Treasury Stock

The Company records treasury stock purchases at cost. The excess of cost over par value is allocated between additional paid-in-capital and retained earnings. During fiscal 2003 and 2002, the Company repurchased 1,813,200 and 510,100 shares of stock, respectively at an average price of $33.15 and $26.53, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings Per Share." Basic earnings per share is calculated by dividing net earnings available to common shares by the average common shares outstanding during the period. Diluted earnings per share includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under the Company's stock-based compensation plans.

New Accounting Pronouncements

In December, 2002 the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Presently, the Company does not intend to adopt the fair value method. For further information regarding accounting for stock options, see Note 14 on page 89.

Financial Accounting Standards Board Interpretation 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others" ("FIN 45"), provides an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." Fin 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The implementation of FIN 45 has not had a significant impact on the Company.

Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), provides guidance to improve financial reporting for variable interest entities, off-balance sheet structures and similar entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The implementation of FIN 46 has not had a significant impact on the Company.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(2) Investment Securities

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government and federal agency obligations	$ 5,753	204	-	5,957
Total	$ 5,753	204	-	5,957
Available-for-sale:
Corporate debt securities	$ 53,340	658	(4,600)	49,398
Equity securities:
Direct	1,950	3,032	-	4,982
Mutual funds	38,507	1,234	(27)	39,714
Total Equity securities	40,457	4,266	(27)	44,696
Total	$ 93,797	4,924	(4,627)	94,094

During the years ended March 31, 2003, 2002 and 2001, the Company realized net gains (losses) on sales of investment securities available-for-sale of $1,492, $25 and ($154), respectively.

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

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The amortized cost and estimated fair value of investment securities held-to-maturity and available-for-sale at March 31, 2003, by contractual maturity are presented below:

	Held-to-maturity		Available- for-sale
Maturity	Amortized Cost	Estimated Fair Value	Estimated Fair Value

Within one year	-	-	-
After one to five years	$ 5,753	5,957	-
After five to ten years	-	-	-
After ten years	-	-	94,094
Total	$ 5,753	5,957	94,094

(3) Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
GNMA	$ 15,101	268	-	15,369
FHLMC	38,860	350	(83)	39,127
FNMA	160,129	911	(270)	160,770
Total	$ 214,090	1,529	(353)	215,266

	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
GNMA	$ 21,676	140	(1,366)	20,450
FHLMC	45,505	427	(215)	45,717
FNMA	128,936	1,777	(300)	130,413
Total	$ 196,117	2,344	(1,881)	196,580

The mortgage-backed securities have remaining maturities of up to 30 years, with the exception of one adjustable rate security with an unpaid principal balance of $3.8 million whose remaining maturity is 34 years.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(4) Collateralized Mortgage Obligations

The amortized cost and estimated fair values of collateralized mortgage obligations are summarized as follows:

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
FHLMC	$ 12,665	-	(278)	12,387
FNMA	2,902	-	(89)	2,813
Total	$ 15,567	-	(367)	15,200

	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
FHLMC	$ 44,239	193	(504)	43,928
FNMA	19,121	-	(271)	18,850
Total	$ 63,360	193	(775)	62,778

(5) Loans Receivable

Loans receivable are summarized as follows:

	March 31,
	2003	2002

Mortgage loans:
Residential:
One-to-four family	$ 1,403,279	1,402,871
Multi-family	70,606	77,964
Commercial real estate	396,765	309,335
Construction and land	948,993	711,637
Total mortgage loans	2,819,643	2,501,807

Commercial	149,232	155,589
Consumer	160,673	158,475
Total loans	3,129,548	2,815,871
Less:
Undisbursed portion of construction loans	(405,908)	(288,231)
Net discount on loans	(192)	(202)
Net deferred loan origination fees (costs)	(3,377)	(1,412)
Allowance for loan losses (Note 7)	(31,121)	(31,359)
Total loans receivable, net	$ 2,688,950	2,494,667
Weighted average yield	6.60%	7.86%

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Loans receivable from officers and directors of the Company were as follows:

	March 31,
	2003	2002

Beginning balance	$ 2,203	2,249
Additions	115	12
Repayments	(68)	(58)
Ending balance	$ 2,250	2,203

The following table presents impaired loans with specific allowances and the amount of such allowances and impaired loans without specific allowances.

	March 31, 2003
	Loans with Specific Allowances	Loans without Specific Allowances	Total Impaired Loans
Carrying value	$ 20,789	4,217	25,006
Specific allowance	5,181	-	5,181
Net balance	$ 15,608	4,217	19,825

	March 31, 2002
	Loans with Specific Allowances	Loans without Specific Allowances	Total Impaired Loans
Carrying value	$ 36,569	1,154	37,723
Specific allowance	2,935	-	2,935
Net balance	$ 33,634	1,154	34,788

The average recorded investment in impaired loans totaled $34,592 in 2003 and $46,892 in 2002. During 2003, total interest recognized on the impaired loan portfolio was $1,259, compared to $1,855 in 2002 and $1,818 in 2001. Income recorded utilizing the cash basis method of accounting was zero for fiscal 2003, 2002 and 2001.

The aggregate amount of non-accrual loans receivable that are contractually past due 90 days or more as to principal or interest were $18,572 and $4,494 at March 31, 2003 and 2002, respectively. The aggregate amount of loans that are contractually past due 90 days or more as to principal or interest but still accruing were zero and $20 at March 31, 2003 and 2002, respectively.

Interest due on non-accrual loans, but excluded from interest income, was approximately $1,012 for 2003, $330 for 2002 and $733 for 2001.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(6) Real Estate

Real estate acquired through foreclosure is summarized as follows:

	March 31,
	2003	2002

Properties acquired in settlement of loans	$ 75	507
Allowance for losses (Note 7)	-	-
Total	$ 75	507

(Gain) loss from foreclosed real estate operations, net is summarized as follows:

	Year Ended March 31,
	2003	2002	2001

(Gain) loss on sale of foreclosed real estate, net	$ (256)	(280)	(248)
Real estate (income) expense	66	178	(125)
Provision for losses on real estate	-	-	49
Total	$ (190)	(102)	(324)

(7) Allowances for Losses on Loans Receivable and Real Estate

Activity in the allowances for losses on loans and real estate is summarized as follows:

	Year Ended March 31,
	2003	2002	2001

Loans receivable:
Beginning balance	$ 31,359	31,022	27,838
Provision	4,840	5,000	5,004
Charge-offs	(5,739)	(4,771)	(1,861)
Recoveries	661	108	41
Ending balance	31,121	31,359	31,022

Foreclosed real estate:
Beginning balance	-	49	-
Provision	-	-	49
Charge-offs	-	(49)	-
Ending balance	-	-	49

Total loans receivable and real estate:
Beginning balance	31,359	31,071	27,838
Provision	4,840	5,000	5,053
Charge-offs	(5,739)	(4,820)	(1,861)
Recoveries	661	108	41
Ending balance	$ 31,121	31,359	31,071

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(8) Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	March 31,
	2003	2002

Investment securities	$ 428	456
Mortgage-backed securities	897	1,235
Collateralized mortgage obligations	36	175
Loans receivable	12,801	13,787
Total	$ 14,162	15,653

(9) Property and Equipment, net

Property and equipment, net is summarized as follows:

	March 31,
	2003	2002	Estimated Life

Land	$ 5,945	5,945	-
Buildings and improvements	23,038	22,541	40
Leasehold improvements	2,343	2,277	(a)
Furniture, fixtures and equipment	29,896	28,389	7
Automobiles	156	156	3
Construction in progress	1,855	129	-
	63,233	59,437
Accumulated depreciation and amortization	(39,908)	(37,862)
Total	$ 23,325	21,575

(a) Amortized over the shorter of the life of the improvement or the length of the lease.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(10) Mortgage Servicing Rights

Following is a table that summarizes the activity in mortgage servicing rights.

	2003	2002	2001
Mortgage servicing rights, net, beginning of period	$ 518	1,091	1,282
Additions	64	25	64
Amortization	(74)	(175)	(99)
Impairment write-down	(151)	(423)	(156)
Mortgage servicing rights, net, end of period	$ 357	518	1,091

Estimated fair value	$ 357	518	1,091

At period end
Mortgage loans serviced for others	$141,883	189,656	256,478
Weighted average interest rate on loans serviced	5.46%	5.58	5.25

(11) Deposits

Deposits and their respective weighted average interest rates are summarized as follows:

	March 31,
	2003		2002
	Weighted Average Rate	Amount	Weighted Average Rate	Amount

Regular passbook	0.47%	$ 141,347	0.85%	$ 128,571
NOW and other demand deposit accounts	1.01	793,609	1.61	505,879
Fixed and variable-rate certificate accounts	2.95	922,369	3.82	1,084,535
Money market checking and savings	1.55	468,783	2.59	449,979
Total	1.85%	$ 2,326,108	2.87%	$ 2,168,964

Certificate accounts maturing subsequent to March 31, 2003, are summarized as follows:

Year Ending March 31,	Amount

2004	$ 651,914
2005	106,854
2006	50,142
2007	36,520
2008	76,233
Thereafter	706
Total	$ 922,369

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Interest expense on deposits is summarized as follows:

	Year Ended March 31,
	2003	2002	2001

Regular passbook	$ 941	1,647	2,756
NOW and other demand deposit accounts	10,050	2,900	1,956
Money market checking and savings	9,762	13,938	18,684
Certificates of deposit	32,038	57,530	71,593
Total	$ 52,791	76,015	94,989

At March 31, 2003 and 2002, the Company had accrued interest payable on deposits of $983 and $1,498, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

At March 31, 2003 and 2002, $32,244 and $34,014 of public funds on deposit were secured by loans receivable, mortgage-backed securities, investment securities and collateralized mortgage obligations with aggregate carrying values of $36,694 and $46,326, respectively.

Accounts which are greater than $100 at March 31, 2003 and 2002, total $954,534 and $756,025, respectively. For deposit accounts with balances in excess of $100, that portion in excess of $100 may not be federally insured.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(12) FHLB Advances and Other Borrowings

The Company utilizes FHLB advances and reverse repurchase agreements as sources of funds. The advances and repurchase agreements are collateralized by mortgage-backed securities, investment securities, collateralized mortgage obligations and/or loans. The Company only transacts business with the FHLB or brokerage firms that are recognized as primary dealers in U.S. government securities. FHLB advances and reverse repurchase agreements were $481,000 and $4,385 and $558,000 and zero at March 31, 2003 and March 31, 2002, respectively. (See Note 13)

	March 31,
	2003	2002	2001

FHLB advances:
Average amount outstanding during the year	$ 465,631	597,173	771,869
Maximum amount outstanding at any month end	523,000	655,000	886,000
Amount outstanding at year end (1)	481,000	558,000	575,000
Average interest rate:
For the year	4.06%	5.01	6.25
At year end	3.30	4.16	5.98

Reverse repurchase agreements:
Average amount outstanding during the year	$ 800	-	-
Maximum amount outstanding at any month end	4,385	-	-
Amount outstanding at year end	4,385	-	-
Average interest rate:
For the year	2.15%	-	-
At year end	2.15	-	-

(1) Included in the balance of FHLB advances outstanding at March 31, 2003, is a putable borrowing of $15.0 million with a final maturity date of February 2008. The advance is subject to quarterly puts from May 2003 through the final maturity date.

FHLB advances have the following final maturities at March 31, 2003.

Amount

2004	$ 356,000
2005	110,000
2006	-
thereafter	15,000
Total	$ 481,000

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Interest expense on borrowings is summarized as follows:

	Year ended March 31,
	2003	2002	2001

FHLB advances	$ 19,395	29,907	48,434
Reverse repurchase agreements	8	-	-
Other interest expense (1)	53	(1,298)	48
Total	$ 19,456	28,609	48,482

(1) Fiscal 2002, includes $1,258 recovery of interest expense resulting from favorable determination of a disputed state income tax matter.

(13) Lines of Credit

At March 31, 2003 and 2002, the Company had maximum borrowing capacity from the FHLB of San Francisco in the amount of $1,205,953 and $1,181,134, respectively. Based upon pledged collateral in place, the Company had available borrowing capacity of $195,757 and $283,919 as of March 31, 2003 and 2002, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities, investment securities and collateralized mortgage obligations aggregating $751,150 and $841,919 as of March 31, 2003 and 2002, respectively and the Company's required investment in one hundred dollar par value capital stock of the FHLB of San Francisco. At March 31, 2003 and 2002, the cost basis of this FHLB capital stock was $26,610 and $35,133, respectively.

(14) Employee Benefit Plans

Pension Plan

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

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The following table sets forth the plans' change in benefit obligation and change in plan assets at the plans' most recent measurement dates.

	Year ended March 31,
	2003		2002
	Pension Plan	Directors' Retirement and Supplemental Plans	Pension Plan	Directors' Retirement and Supplemental Plans
Change in benefit obligation
Projected benefit obligation, beginning of year	$ 21,196	2,675	19,946	2,716
Interest cost	1,335	168	1,350	183
Benefits paid	(1,332)	(207)	(1,315)	(198)
Actuarial loss (gain)	1,103	68	1,215	(26)
Projected benefit obligation, end of year	$ 22,302	2,704	21,196	2,675

Change in plan assets
Plan assets, beginning of year	$ 19,527	-	23,808	-
Actual return on plan assets	(939)	-	(2,966)	-
Employer contribution	1,100	207	-	198
Benefits paid	(1,332)	(207)	(1,315)	(198)
Plan assets, end of year	$ 18,356	-	19,527	-

Funded status	$ (3,946)	(2,705)	(1,669)	(2,675)
Unrecognized transition obligation	-	-	-	-
Unrecognized prior service cost	-	-	-	-
Unrecognized loss	8,091	553	5,060	526
Prepaid (accrued) benefit cost	$ 4,145	(2,152)	3,391	(2,149)

Net periodic pension costs for 2003, 2002 and 2001 included the following components:

	Year ended March 31,
	2003		2002		2001
	Pension Plan	Directors' Retirement and Supple- mental Plans	Pension Plan	Directors' Retirement and Supple- mental Plans	Pension Plan	Directors' Retirement and Supple- mental Plans
Components of net periodic benefit cost
Interest cost	$ 1,335	168	1,350	183	1,354	200
Expected return on plan assets	(1,274)	-	(1,678)	-	(1,933)	-
Amortization of unrecognized transition obligation	-	-	-	33	-	33
Amortization of unrecognized prior service cost	-	-	11	-	70	-
Amortization of unrecognized (gain)/loss	285	42	-	38	(470)	33
Net periodic pension (income) expense	$ 346	210	(317)	254	(979)	266

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets are as follows:

	Year ended March 31,
	2003		2002
	Pension Plan	Directors' Retirement and Supple- mental Plans	Pension Plan	Directors' Retirement and Supple- mental Plans
Weighted-average assumptions
Discount rate	6.00%	6.00	6.50	6.50
Expected long-term rate of return onplan assets	6.75	-	6.75	-

Capital Accumulation Plan

In 1985, the Company established a capital accumulation plan (401(k) Plan) which is available to all full-time employees over 21 years of age with more than six months of service. Under the 401(k) Plan, the Company contributes funds in an amount equal to 100% of the first one percent and 50% of the next six percent (for a total maximum possible contribution of four percent) of employee contributions. In 2003, 2002 and 2001, the total 401(k) Plan expense was $571, $575 and $449, respectively.

Deferred Compensation Plans

The Company provides a non-qualified Directors' Deferred Compensation Plan and a non-qualified Employees' Deferred Compensation Plan that offer directors and senior officers of the Company, respectively, the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors' Deferred Compensation Plan becomes payable no later than the first day of the month following the date the participant attains age 70.5. The benefit from the Employees' Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70.5, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to depositors of the Company or, at the Participants' election, investment earnings or losses equivalent to that of the Company's common stock. At March 31, 2003, the $295 liability for these plans is included in accrued expenses and other liabilities.

Post retirement medical benefits

The Company currently provides post retirement medical coverage to eligible employees. At March 31, 2003 and 2002, the expected cost associated with this coverage was $21 and $11, respectively, and is included in accrued expenses and other liabilities.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Employee Stock Ownership Plan

As part of the reorganization to the stock form of ownership, the ESOP purchased 1,587,000 shares of the Company's common stock at ten dollars per share, or $15,870, which was funded by a loan from the Bancorp. The loan is being repaid from the Bank's discretionary contributions over a period of 10 years. Dividends on unallocated shares held by the ESOP have been used to accelerate employer contributions. The loan is secured by the common stock owned by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares held by the ESOP are treated as outstanding shares for purposes of determining both basic and diluted EPS. ESOP shares are allocated to the eligible participants based on compensation as described in the ESOP plan. For the years ended March 31, 2003, 2002 and 2001, 177,848, 176,910 and 181,281 ESOP shares, respectively were allocated to the participants. At March 31, 2003 and 2002, the unearned balance of the ESOP shares is included in unearned stock-based compensation as a reduction of total stockholders' equity in the accompanying consolidated financial statements. The value of ESOP shares committed to be released is included in compensation expense based upon the fair value of the shares on the dates they were committed. At March 31, 2003, the fair value of the unearned ESOP shares is $12,950. Compensation expense associated with the ESOP was $5,852, $4,265 and $3,230 for the years ended March 31, 2003, 2002 and 2001, respectively. At March 31, 2003 the allocated and unallocated shares in the ESOP totaled 1,183,455 and 403,545, respectively. At March 31, 2002 the allocated and unallocated shares in the ESOP totaled 1,005,607 and 581,393, respectively.

1996 and 1999 Incentive Plans

During October, 1996, the stockholders of the Company approved the PFF Bancorp, Inc. 1996 Incentive Plan (the "1996 Plan"). During September, 1999, the stockholders of the Company approved the PFF Bancorp, Inc. 1999 Incentive Plan (the "1999 Plan"). The 1996 Plan authorized the granting of options to purchase the Company's common stock, option related awards, and grants of common stock (collectively "Awards"). The 1999 Plan authorized the granting of options to purchase the Company's common stock. Concurrent with the approval of the 1996 Plan, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits a company to account for stock options granted under either the fair-value-based or the intrinsic-value-based (as described in APB No. 25) method of accounting. If the Company elects to account for options granted under the intrinsic-value-based method, it must make certain disclosures with respect thereto. The Company has elected to account for stock options granted under the intrinsic-value-based method of accounting. See "Note 1 - Stock Option Plan."

The maximum number of shares reserved for Awards under the 1996 Plan is 2,777,250 shares, with 1,983,750 shares reserved for purchase pursuant to options and 793,500 shares reserved for grants of the Company's common stock. The maximum number of shares reserved under the 1999 Plan is 625,000 all of which are reserved for purchase pursuant to options. The exercise price of all options under both Plans must be 100% of the fair value of the Company's common stock at the time of grant and the term of the options may not exceed 10 years. Of the 793,500 shares reserved for stock grants, 770,542 shares with a fair value of $9,890 were granted to directors and executive officers during the year ended March 31, 1997. 532,500 of the 770,542 shares represented grants to employees with the remaining shares granted to directors of the Company. An additional 15,000 shares with a fair value of $214 at the time of grant, were granted to an executive officer of the Company during the year ended March 31, 1998. During the year ended March 31, 2003 the remaining 7,958 shares, with a fair value of $258, were granted to executive officers of the Company. Stock grants vested in five equal annual installments with the exception of the 7,958 shares which vested in one installment. With respect to shares of the Company's common stock granted to executive officers, the 1996 Plan provided that the vesting of 75% of the third, fourth and fifth annual installments was subject to the attainment of certain performance goals. Those goals were met. Compensation expense, associated with the stock grants recognized based upon the market price of the common stock at the time of grant, was zero, $1,429, and $2,538 for the years ended March 31, 2003, 2002 and 2001, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

The table below reflects, for the periods indicated, the activity in the Company's stock options issued under the 1996 and 1999 Plans.

	For the Year Ended March 31,
	2003	2002	2001

Balance at beginning of period	1,847,132	1,668,346	1,749,950
Granted	40,500	554,760	39,957
Canceled or expired	(28,247)	(1,427)	(18,858)
Exercised	(541,919)	(374,547)	(102,703)
Balance at end of period	1,317,466	1,847,132	1,668,346
Options exercisable	1,003,373	1,261,102	1,246,118
Options available for grant	39,908	52,161	605,494

Weighted average option price per share:
Outstanding	$ 18.73	17.21	13.19
Exercisable	16.22	13.13	13.12
Exercised	14.20	13.14	12.86
Granted	32.56	26.56	14.65
Expired	26.23	12.75	15.30

The following table summarizes information with respect to the Company's stock options outstanding as of March 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At March 31, 2003	Weighted-average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Outstanding at March 31, 2003	Weighted- Average Exercise Price
$12 to 14	665,494	3.5	$12.75	665,494	$12.75
14 to 16	69,671	5.3	15.09	58,323	15.14
16 to 18	47,206	4.1	16.34	45,656	16.31
18 to 20	5,953	5.6	18.40	4,279	18.51
20 to 22	6,673	5.4	21.11	5,361	20.99
22 to 24	732	8.2	24.00	146	24.00
24 to 26	24,281	8.6	24.50	6,904	24.50
26 to 28	453,843	8.7	26.65	215,604	26.65
28 to 30	3,213	8.9	29.01	1,606	29.01
30 to 34	40,400	9.6	32.56	-	-
	1,317,466			1,003,373

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(15) Income Taxes

Income taxes (benefit) is summarized as follows:

	Current	Deferred	Total

Year Ended March 31, 2003
Federal	$ 17,992	2,320	20,312
State	5,169	8	5,177
Total	$ 23,161	2,328	25,489

Year Ended March 31, 2002
Federal	$ 20,888	(1,215)	19,673
State	6,548	(460)	6,088
Total	$ 27,436	(1,675)	25,761

Year Ended March 31, 2001
Federal	$ 13,586	2,008	15,594
State	5,174	23	5,197
Total	$ 18,760	2,031	20,791

For the years ended March 31, 2003, 2002 and 2001, $4,159, $1,665 and $644 of current Federal taxes, respectively was due to exercise of stock options that are deductible for tax purposes but not for GAAP.

A reconciliation of total income taxes and the amount computed by applying the applicable Federal income tax rate to earnings before income taxes follows:

	Year Ended March 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Computed "expected" taxes	$ 21,319	35%	$ 21,394	35%	$ 17,168	35%
Increase in taxes Resulting from:
California franchise tax, net of Federal tax benefit	3,365	6	3,956	6	3,378	7
Other items	805	1	411	1	245	1
Total	$ 25,489	42%	$ 25,761	42%	$ 20,791	43%

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

	March 31, 2003	Taxes (Benefit)	March 31, 2002	Taxes (Benefit)	March 31, 2001
Deferred tax assets:
Allowance for real estate loan losses	$ (11,704)	620	(12,324)	(1,943)	(10,381)
California franchise tax	(2,785)	371	(3,156)	(369)	(2,787)
Accrued expenses	(1,029)	(459)	(570)	180	(750)
Core deposit intangibles Amortization	(115)	128	(243)	(20)	(223)
Non-accrual interest	(419)	(71)	(348)	(85)	(263)
Unrealized gains (loss) on securities available-for-sale, net	487	1,398	(911)	675	(1,586)
Minimum pension liability	(3,054)	(3,054)	-	-	-
Other	(987)	140	(1,127)	1,270	(2,397)
	(19,606)	(927)	(18,679)	(292)	(18,387)
Deferred tax liabilities:
Deferred loan origination fees	22,099	3,181	18,918	1,399	17,519
Unredeemed FHLB stock Dividends	5,209	(1,207)	6,416	(1,357)	7,773
Pension plan liability	830	2	828	(298)	1,126
Accumulated depreciation	(864)	(164)	(700)	(156)	(544)
Customer early withdrawal penalty depreciation	-	(23)	23	(35)	58
Accrued interest on pre- 1985 loans	72	(5)	77	5	72
Excess servicing rights amortization	61	(12)	73	(6)	79
Other	(280)	(173)	(107)	(260)	153
	27,127	1,599	25,528	(708)	26,236
Net deferred tax liability	$ 7,521	672	6,849	(1,000)	7,849

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

Based on the Company's current and historical pretax earnings, adjusted for significant items, management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset at March 31, 2003. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Company, therefore, is required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction. The deduction percentage was 8% for the years ended March 31, 1996 and 1995. Alternately, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the experience method). Retained earnings at March 31, 2003 and 2002 include approximately $25,300 for which no deferred income tax liability has been recognized.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(16) Regulatory Capital

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

To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. Management believes that at March 31, 2003, the Bank met the definition of "well capitalized."

The following is a reconciliation of the Bank's GAAP capital to regulatory capital as of March 31, 2003:

	PFF Bank & Trust's Regulatory Capital Requirement
	Tangible Capital	Core Capital	Risk-based Capital

Capital of the Bank presented on a GAAP basis	$ 255,626	255,626	255,626
Adjustments to GAAP capital to arrive at regulatory capital:
Unrealized losses on securities available-for-sale, net	2,047	2,047	2,047
Investments in and advances to non-includable consolidated subsidiaries	(199)	(199)	(199)
Goodwill and other intangible assets	(1,290)	(1,290)	(1,290)
General loan valuation allowance (1)	-	-	25,532
Disallowed Assets	(36)	(36)	(36)
Regulatory capital	256,148	256,148	281,680
Regulatory capital requirement	47,016	125,376	190,206
Amount by which regulatory capital exceeds requirement	$ 209,132	130,772	91,474

(1) Limited to 1.25% of risk-weighted assets.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The following table summarizes the Bank's actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 2003 and 2002.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$281,680	11.85%	$190,206	>8.00%	$237,757	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	256,148	8.17	125,376	>4.00	156,719	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	256,148	10.77	-	- (1)	142,654	>6.00
Tangible capital (to tangible assets)	256,148	8.17	47,016	>1.50	-	- (1)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$288,757	12.87%	$179,514	>8.00%	$224,392	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	260,771	8.63	120,914	>4.00	151,142	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	260,771	11.62	-	- (1)	134,635	>6.00
Tangible capital (to tangible assets)	260,771	8.63	45,343	>1.50	-	- (1)

(1) Ratio is not specified under capital regulations.

At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

(17) Other Non-Interest Expense

Other non-interest expense amounts are summarized as follows:

	Year Ended March 31,
	2003	2002	2001

SAIF insurance premiums	$ 840	825	1,164
Office supplies and expense	3,382	2,705	2,408
Savings and NOW account expenses	1,541	1,461	1,605
Loan expenses	921	669	410
Other	3,514	3,274	3,045
Total	$ 10,198	8,934	8,632

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(18) Commitments and Contingencies

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

Leases

The Company leases various office facilities under noncancellable operating leases that expire through 2022. Net rent expense under operating leases included in occupancy and equipment expense for the years ended March 31, 2003, 2002 and 2001, was $732, $759, and $750, respectively. A summary of future minimum lease payments under these agreements at March 31, 2003 follows.

Amount
Year ending March 31,
2004	$ 896
2005	813
2006	519
2007	395
2008	394
thereafter	2,833
Total	$ 5,850

(19) Off-Balance Sheet Risk

Concentrations of Operations and Assets

The Company's operations are primarily located within Southern California. At both March 31, 2003 and 2002, approximately 87% of the Company's mortgage loans were secured by real estate in Southern California. In addition, substantially all of the Company's real estate is located in Southern California.

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

PFF BANCORP, INC. AND SUBSIDIARIES
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

	March 31,
	2003	2002

Commitments to originate loans:
Variable-rate	$ 79,044	58,263
Fixed-rate	2,446	2,760
Total	$ 81,490	61,023

Interest rate range for fixed-rate loans	4.92%-7.69%	6.37%-9.51%

Commitments to purchase variable rate loans	$ 53,000	-

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At March 31, 2003 and 2002, the Bank had standby letters of credit of $7,338 and $1,421, respectively.

The Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk. However, when the commitment is funded, the Company receives collateral to the extent collateral is deemed necessary, with the most significant category of collateral being real property underlying mortgage loans.

(20) Trust Operations

Included in prepaid expenses and other assets is the net unamortized trust acquisition cost of $1,267 at March 31, 2003 and 2002. Amortization of trust acquisition cost was $323 for the years ended March 31, 2002 and 2001. For the year ended March 31, 2003, the amortization of the trust acquisition cost was discontinued in accordance with SFAS 142.

As a result of the acquisition, the Company now has certain additional fiduciary responsibilities which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, the Company's Trust department holds assets for the benefit of others. These assets are not the assets of the Company and are not included in the consolidated balance sheets of the Company at March 31, 2003 and 2002.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(21) Loan Servicing and Sale Activities

Loan servicing and sale activities are summarized as follows:

	As of and for the Year Ended March 31,
	2003	2002	2001

Balance sheet information:
Loans held for sale	$ 3,327	106	583

Statement of earnings information:
Loan servicing fees	443	280	761
Amortization of servicing asset	27	95	17

Loan servicing fees, net	$ 470	375	778

Gain on sale of loans	$ 559	359	390

Statement of cash flows information:
Loans originated for sale	$ 22,395	9,685	16,341

Proceeds from sale of loans	$ 19,656	10,497	23,439

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

At March 31, 2003, 2002 and 2001, the Company was servicing loans and participations in loans owned by others of $141,883, $189,656 and $256,478, respectively. See Note 10 "Mortgage Servicing Rights."

(22) Fair Value of Financial Instruments

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

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

The estimated fair values of the Company's financial instruments are as follows:

	March 31, 2003		March 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash & cash equivalents	$ 50,323	50,323	105,965	105,965
Loans held-for-sale	3,327	3,327	106	106
Investment securities held-to-maturity	5,753	5,957	703	703
Investment securities available-for-sale	94,094	94,094	93,820	93,820
Mortgage-backed securities available- for-sale	215,266	215,266	196,580	196,580
Collateralized mortgage obligations available-for-sale	15,200	15,200	62,778	62,778
Trading securities	-	-	2,334	2,334
Loans receivable, net	2,688,950	2,719,152	2,494,667	2,495,737
Federal Home Loan Bank stock	26,610	26,610	35,133	35,133

Financial liabilities:
Deposits	2,326,108	2,343,527	2,168,964	2,177,608
FHLB advances and other borrowings	485,385	495,453	558,000	563,527

The following methods and assumptions were used in estimating the Company's fair value disclosures for financial instruments.

Cash and cash equivalents: The fair values of cash and cash equivalents approximate the carrying values reported in the consolidated balance sheet.

Loans held-for-sale: Loans designated as held for sale are carried at the lower of cost or market value in the aggregate, as determined by a fair value analysis performed by the Company using prevailing market assumptions.

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

Loans receivable: The carrying amount of loans and lease financing receivables is their contractual amounts outstanding, reduced by deferred new loan origination fees and the allocable portion of the allowance for credit losses. The fair value of fixed and variable rate loans was estimated using a discounted cash flow analysis based on an estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities. In determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers' credit risks since the origination of the loans, as the allocable portion of the allowance for credit losses provides for such changes in estimating fair value. It is not practicable to estimate the fair value of non-accrual loans as the credit risk adjustment that would be applied in the marketplace for such loans can not be readily determined. As a result, the fair value of loans as of March 31, 2003 and 2002, includes the carrying amount of non-accrual loans.

PFF BANCORP, INC. AND SUBSIDIARIES
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

Off-balance sheet financial instruments: Commitments to originate loans had a notional amount of $81,490 at March 31, 2003. The carrying value of the commitments is zero as all are cancelable and not readily marketable. Standby letters of credit had a notional amount of $7,338 at March 31, 2003.

(23) Conversion to Capital Stock Form of Ownership

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

At the time of the conversion, the Bank established a liquidation account in the amount of $109,347, which is equal to its total retained earnings as of September 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 2003 is $19,624.

The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(24) Parent Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. Following are the condensed parent company only financial statements for PFF Bancorp, Inc.

Condensed Balance Sheets
	March 31,
	2003	2002
Assets

Cash and cash equivalents	$ 2,667	6,286
Equity securities available-for-sale, at fair value	9,160	9,464
Trust preferred securities available-for-sale, at fair value	6,048	5,052
Trading securities, at fair value	-	2,334
Loans	232	237
Investment in Bank subsidiary	257,608	259,588
Other assets	4,329	3,672
Total assets	$ 280,044	286,633

Liabilities and Stockholders' Equity

Other liabilities	$ 6,912	2,556
Stockholders' equity	273,132	284,077
Total liabilities and stockholders' equity	$ 280,044	286,633

Condensed Statements of Earnings
	Year ended March 31,
	2003	2002	2001

Interest and other income	$ 2,416	1,949	1,182
Provision for loan losses	-	-	3,012
General and administrative expense	1,356	3,416	3,416
Earnings (loss)before equity in undistributed earnings of subsidiary before income taxes	1,060	(1,467)	(5,246)
Dividend from Bank subsidiary	43,993	4,150	-
Equity in earnings of subsidiary before income taxes	15,858	58,442	54,297
Earnings before income taxes	60,911	61,125	49,051
Income taxes	25,489	25,761	20,791
Net earnings	$ 35,422	35,364	28,260

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

Condensed Statements of Cash Flows
	Year Ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$ 35,422	35,364	28,260
Adjustments to reconcile net earnings to cash used by operating activities:
Amortization of premiums on investments and mortgage-backed securities	7	5	5
Losses on trading securities	-	107	1,490
Provision for loan losses	-	-	3,012
(Increase) decrease in trading securities	2,334	(66)	76
Amortization of unearned stock-based compensation	1,154	3,013	4,125
Losses on sale of mortgage-backed securities and investments available-for-sale	-	-	156
Undistributed (earnings) loss of subsidiary	10,980	(22,671)	(31,409)
(Increase) decrease in other assets	(657)	(2,206)	(897)
Increase (decrease) in other liabilities	3,798	2,606	(877)
Net cash provided by operating activities	53,038	16,152	3,941

Cash flow from investing activities:
Increase in real estate held for investment	-	-	460
(Increase) decrease in residential loans	5	4	(241)
Decrease in construction loans	-	478	1,303
(Increase) decrease in equity securities available-for-sale	627	(1,085)	2,111
Net cash provided by (used in) investing activities	632	(603)	3,633

Cash flows from financing activities:
Proceeds from exercise of stock options	7,106	3,780	595
Purchase of treasury stock	(60,114)	(13,532)	(2,567)
Cash dividends	(4,281)	(3,513)	(2,961)
Net cash used in financing activities	(57,289)	(13,265)	(4,933)
Net (decrease) increase in cash during the year	(3,619)	2,284	2,641

Cash and cash equivalents, beginning of year	6,286	4,002	1,361

Cash and cash equivalents, end of year	$ 2,667	6,286	4,002

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

(25) Earnings Per Share

A reconciliation of the components used to derive basic and diluted earnings per share for the years ended March 31, 2003, 2002 and 2001 follows:

	Net Earnings	Weighted Average Shares Outstanding	Per Share Amount
2003 (1)
Basic earnings per share	$ 35,422	12,048,609	$ 2.94
Effect of dilutive stock options and awards	-	475,646.11
Diluted earnings per share	$ 35,422	12,524,255	$ 2.83
2002 (2)
Basic earnings per share	$ 35,364	12,455,711	$ 2.84
Effect of dilutive stock options and awards	-	464,034.10
Diluted earnings per share	$ 35,364	12,919,745	$ 2.74
2001 (3)
Basic earnings per share	$ 28,260	12,182,855	$ 2.32
Effect of dilutive stock options and awards	-	457,426.08
Diluted earnings per share	$ 28,260	12,640,281	$ 2.24

(1) Options to purchase 27,957 shares of common stock at a weighted average price of $32.75 per share were outstanding during the fiscal year ended March 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on December 19, 2007, were still outstanding at March 31, 2003.
(2) Options to purchase 527,899 shares of common stock at a weighted average price of $26.66 per share were outstanding during the fiscal year ended March 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between November 28, 2006, and February 27, 2007, were still outstanding at March 31, 2002.
(3) Options to purchase 8,433 shares of common stock at a weighted average price of $21.00 per share were outstanding during the fiscal year ended March 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between October 22, 2002, and November 23, 2004, were still outstanding at March 31, 2001.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
(Dollars in thousands, except per share data)

(26) Quarterly Results of Operations (Unaudited)
	Three Months Ended
	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	Total 2003
Net interest income	$ 28,243	27,338	28,135	29,413	113,129
Provision for loan losses	1,000	1,500	500	1,840	4,840
Other income	4,312	4,485	4,917	6,184	19,898
Other expenses	16,370	15,979	17,478	17,449	67,276
Earnings before income taxes	15,185	14,344	15,074	16,308	60,911
Income taxes	6,332	5,877	6,387	6,893	25,489
Net earnings	$ 8,853	8,467	8,687	9,415	35,422
Basic earnings per share	$ 0.70	0.68	0.73	0.82	2.94
Diluted earnings per share	$ 0.66	0.65	0.70	0.79	2.83

	Three Months Ended
	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	Total 2002
Net interest income	$ 25,138	27,877	29,344	28,748	111,107
Provision for loan losses	1,250	1,250	1,250	1,250	5,000
Other income	4,304	3,711	4,652	4,376	17,043
Other expenses	14,508	14,695	16,270	16,552	62,025
Earnings before income taxes	13,684	15,643	16,476	15,322	61,125
Income taxes	5,760	6,575	6,923	6,503	25,761
Net earnings	$ 7,924	9,068	9,553	8,819	35,364
Basic earnings per share	$ 0.64	0.73	0.76	0.70	2.84
Diluted earnings per share	$ 0.61	0.69	0.73	0.68	2.74

PFF BANCORP, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements, Continued
(Dollars in thousands)

(27) Incorporation of New Subsidiary

On February 25, 2003, Diversified Builder Services, Inc. ("DBS") was incorporated in the State of California. DBS is a wholly owned subsidiary of the Company. It is engaged in real estate consulting services, property entitlement, loan and equity placement and opportunity and mezzanine lending. DBS commenced operations in April 2003.

Independent Auditors' Report

The Board of Directors and Stockholders

PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiaries as of March 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California
April 17, 2003

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 29, 2003, pursuant to Regulation 14 A in connection with PFF Bancorp, Inc.'s Annual Meeting of Stockholders to be held on September 16, 2003 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers Who Are Not Directors" is incorporated herein by reference.

Item 11. Executive Compensation.

The information appearing in the definitive Proxy Statement Statement to be filed with the Securities and Exchange Commission on or about July 29, 2003 for the 2003 Annual Meeting of Stockholders under the caption "Executive Compensation" is incorporated herein by reference, excluding the Stock Performance Graph and Compensation Committee Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 29, 2003 for the 2003 Annual Meeting of Stockholders.

The following table presents the equity compensation plan information as of March 31, 2003.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,003,373	$ 18.73	39,908
Equity compensation plans not approved by security holders	-	-	-
Total	1,003,373	$ 18.73	39,908

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 29, 2003 for the 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to those controls.

Item 15. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is presented under the heading "Audit Committee Report" in PFF Bancorp's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on September 17, 2003, which will be filed with the SEC on or about July 29, 2003 and is incorporated herein by reference.

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
	(1)	The following consolidated financial statements are in Item 8 of this annual report:
	-	Consolidated Balance Sheets as of March 31, 2003 and 2002
	-	Consolidated Statements of Earnings as of March 31, 2003, 2002 and 2001
	-	Consolidated Statements of Comprehensive Earnings for the years ended March 31, 2003, 2002 and 2001
	-	Consolidated Statements of Stockholders' Equity for the years ended March 31, 2003, 2002 and 2001
	-	Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001
	-	Notes to Consolidated Financial Statements
	-	Independent Auditors' Report
	(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of the annual report
	(3)	Exhibits
		(a)	The following exhibits are filed as part of this report or are incorporated herein by reference:
		3.1	Certificate of Incorporation of PFF Bancorp, Inc. (1)
		3.2	Bylaws of PFF Bancorp, Inc. (1)
		4.0	Stock Certificate of PFF Bancorp, Inc. (1)
		10.1	Form of Employment Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
		10.2	Form of Change in Control Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
		10.3	Form of PFF Bank & Trust Employee Severance Compensation Plan (1)
		10.4	Capital Accumulation Plan for Employees of Pomona First Federal Savings and Loan Association (1)
		10.5	PFF Bancorp, Inc. 1996 Incentive Plan (2)
		10.6	Form of Non-Statutory Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)
		10.7	Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)
		10.8	Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc. (3)
		10.9	Form of Stock Award and Stock Option Agreement for Outside Directors of PFF Bancorp, Inc. (3)
		10.10	The Pomona First Federal Bank & Trust Restated Supplemental Executive Retirement Plan (3)
		10.11	The Pomona First Federal Bank & Trust Directors' Deferred Compensation Plan (3)
		10.12	PFF Bancorp, Inc. 1999 Incentive Plan (4)
		21	Subsidiary information is incorporated herein by reference to "Part I- Subsidiary Activities."
		23	Consent of KPMG LLP
		99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
		99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
		99.3	Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust (5)
	(b)	Reports on Form 8-K
During the first quarter of 2003, no reports on Form 8-K were required to be filed and as such, none were filed.

(1)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.
(2)	Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated September 16, 1996.
(3)	Incorporated herein by reference from the Form 10-K filed on June 20, 1997.
(4)	Incorporated herein by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders dated September 22, 1999.
(5)	Incorporated herein by reference from the Form 10-K filed on June 27, 2002.

AVAILABILITY OF REPORTS

Annual reports on form 10-K, quarterly reports on form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge from the Company's internet site, www.pffbank.com, by clicking on "Investor Relations" located on the home page, proceeding to "Financial" and then to "SEC filings."

The Company will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

PFF Bancorp, Inc. 350 South Garey Ave Pomona, California 91769 Attention: Corporate Secretary

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

	BY:	/s/ LARRY M. RINEHART
Larry M. Rinehart
DATED: June 25, 2003		President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ LARRY M. RINEHART		June 25, 2003
Larry M. Rinehart	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ GREGORY C. TALBOTT		June 25, 2003
Gregory C. Talbott	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ DONALD R. DESCOMBES		June 25, 2003
Donald R. DesCombes	Director

/s/ ROBERT W. BURWELL		June 25, 2003
Robert W. Burwell	Director

/s/ STEPHEN C. MORGAN		June 25, 2003
Stephen C. Morgan	Director

/s/ CURTIS W. MORRIS		June 25, 2003
Curtis W. Morris	Director

/s/ JIL H. STARK		June 25, 2003
Jil H. Stark	Director

/s/ ROYCE A. STUTZMAN		June 25, 2003
Royce A. Stutzman	Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003	/s/ Larry M. Rinehart
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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003	/s/ Gregory C. Talbott
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer