Form 10-Q
period 2003-06-30
PFF BANCORP INC
filed 2003-08-14
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes X No .

The registrant had 11,825,099 shares of common stock, par value $.01 per share, outstanding as of August 8, 2003.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2003	March 31, 2003

Assets
Cash and cash equivalents	$ 40,513	50,323
Loans held for sale at lower of cost or fair value	1,578	3,327
Investment securities held-to-maturity (estimated fair value of $6,043 at June 30, 2003, and $5,957 at March 31, 2003)	5,750	5,753
Investment securities available-for-sale, at fair value	61,794	94,094
Mortgage-backed securities available-for-sale, at fair value	235,608	215,266
Collateralized mortgage obligations available-for-sale, at fair value	825	15,200
Loans receivable, net	2,686,548	2,688,950
Federal Home Loan Bank (FHLB) stock, at cost	26,924	26,610
Accrued interest receivable	13,234	14,162
Assets acquired through foreclosure, net	709	75
Property and equipment, net	23,500	23,325
Prepaid expenses and other assets	17,906	16,939
Total assets	$ 3,114,889	3,154,024

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 2,341,876	2,326,108
FHLB advances and other borrowings	443,000	485,385
Accrued expenses and other liabilities	43,887	69,399
Total liabilities	2,828,763	2,880,892
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 21,004,062 and 20,936,555; outstanding 11,820,795 and 11,769,788 at June 30, 2003, and March 31, 2003, respectively	209	208
Additional paid-in capital	134,332	131,770
Retained earnings, substantially restricted	158,077	150,282
Unearned stock-based compensation	(3,552)	(3,996)
Treasury stock (9,183,267 and 9,166,767 at June 30, 2003, and March 31, 2003)	(92)	(92)
Accumulated other comprehensive losses	(2,848)	(5,040)
Total stockholders' equity	286,126	273,132
Total liabilities and stockholders' equity	$ 3,114,889	3,154,024
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2003	2002

Interest income:
Loans receivable	$ 41,090	43,486
Mortgage-backed securities	1,932	2,604
Collateralized mortgage obligations	(294)	490
Investment securities and deposits	1,076	2,043
Total interest income	43,804	48,623
Interest expense:
Deposits	10,291	14,751
Borrowings	3,465	5,629
Total interest expense	13,756	20,380
Net interest income	30,048	28,243
Provision for loan losses	660	1,000
Net interest income after provision for loan losses	29,388	27,243
Non-interest income:
Deposit and related fees	2,831	2,726
Loan and servicing fees	1,593	1,141
Trust fees	557	549
Gain on sale of loans, net	375	51
Gain on sale of securities, net	117	15
Loss on trading securities, net	-	(209)
Other non-interest income	134	39
Total non-interest income	5,607	4,312
Non-interest expense:
General and administrative:
Compensation and benefits	10,673	9,663
Occupancy and equipment	3,059	2,855
Marketing and professional services	2,088	1,538
Other general and administrative	3,015	2,419
Total general and administrative	18,835	16,475
Foreclosed real estate operations, net	(1)	(105)
Total non-interest expense	18,834	16,370
Earnings before income taxes	16,161	15,185
Income taxes	6,829	6,332
Net earnings	$ 9,332	8,853

Basic earnings per share	$ 0.83	0.70
Weighted average shares outstanding for basic earnings per share	11,300,157	12,600,125
Diluted earnings per share	$ 0.79	0.68
Weighted average shares outstanding for diluted earnings per share	11,787,238	13,046,236
See accompanying notes to the unaudited consolidated financial statements

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2003	2002

Net earnings	$ 9,332	8,853

Other comprehensive earnings, net of $1,609 and $1,797 income taxes at June 30, 2003 and 2002, respectively:
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	2,199	1,600
Collateralized mortgage obligations available-for-sale, at fair value	193	(586)
Mortgage-backed securities available-for-sale, at fair value	(96)	1,546
Reclassification of realized gains included in earnings	(104)	(98)
Other comprehensive earnings	2,192	2,462
Comprehensive earnings	$ 11,524	11,315
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Losses	Total

Balance at March 31, 2003	11,769,788	$ 208	$ 131,770	$ 150,282	$ (3,996)	$ (92)	$ (5,040)	$273,132

Net earnings	-	-	-	9,332	-	-	-	9,332
Purchases of treasury stock	(16,500)	-	(165)	(395)	-	-	-	(560)
Amortization under stock- based compensation plans	-	-	1,121	-	444	-	-	1,565
Stock options exercised	67,507	1	1,044	-	-	-	-	1,045
Cash dividends ($.10 per share)	-	-	-	(1,142)	-	-	-	(1,142)
Other comprehensive earnings, net of income tax	-	-	-	-	-	-	2,192	2,192
Tax benefit from exercise of stock options	-	-	562	-	-	-	-	562
Balance at June 30, 2003	11,820,795	$ 209	$ 134,332	$ 158,077	$ (3,552)	$ (92)	$ (2,848)	$286,126
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net earnings	$ 9,332	8,853
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization of premiums, net of discount accretion, on loans and securities	934	201
Amortization of deferred loan origination fees	89	(123)
Loan fees collected	253	7
Dividends on FHLB stock	(314)	(486)
Provision for loan losses	660	1,000
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(363)	(185)
Losses on trading securities	-	209
Depreciation and amortization of property and equipment	743	674
Loans originated for sale	(12,303)	(921)
Proceeds from sale of loans held-for-sale	14,364	1,012
Amortization of unearned stock-based compensation	1,565	1,329
Increase (decrease) in accrued expenses and other liabilities	(26,441)	4,516
(Increase) decrease in:
Accrued interest receivable	928	386
Prepaid expenses and other assets	(967)	1,065
Net cash (used in) provided by operating activities	(11,520)	17,537

Cash flows from investing activities:
Loans originated for investment	(496,248)	(392,735)
Increase in construction loans in process	18,880	24,783
Purchases of loans held-for-investment	(93,262)	(62,567)
Principal payments on loans	573,675	388,688
Principal payments on mortgage-backed securities available-for-sale	21,921	27,538
Principal payments on collateralized mortgage obligations available-for-sale	14,373	1,173
Purchases of investment securities available-for-sale	(6)	(20,006)
Redemption of FHLB stock	-	3,048
Purchases of mortgage-backed securities available-for-sale	(45,333)	-
		(Continued)

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2003	2002
Proceeds from sale of investment securities available-for-sale	$ 35,968	10,000
Proceeds from sale of real estate	-	765
Purchases of property and equipment	(984)	(1,035)
Net cash provided by (used in) investing activities	28,984	(20,348)
Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	274,500	-
Repayment of FHLB advances and other borrowings	(316,885)	(70,000)
Net change in deposits	15,768	19,220
Proceeds from exercise of stock options	1,045	2,513
Cash dividends	(1,142)	(1,060)
Purchases of treasury stock	(560)	-
Net cash used in financing activities	(27,274)	(49,327)
Net decrease in cash and cash equivalents	(9,810)	(52,138)
Cash and cash equivalents, beginning of period	50,323	105,965
Cash and cash equivalents, end of period	$ 40,513	53,827
Supplemental information:
Interest paid, including interest credited	$ 14,332	20,730
Income taxes paid	1,200	-
Non-cash investing and financing activities:
Net transfers from loans receivable to assets acquired through foreclosure	634	545
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1) Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of PFF Bancorp, Inc. (the "Bancorp") and its subsidiaries PFF Bank & Trust, Glencrest Investment Advisers, Inc. and Diversified Builder Services, Inc. (collectively, "the Company"). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, "the Bank"). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc.  Glencrest Investment Advisors, Inc.  includes the accounts of Glencrest Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three months ended June 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2004.

New Accounting Pronouncements

In December, 2002 the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of accounting policy decisions with respect to stock-based employee compensation.  Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information.  The Company is the process of evaluating the adoption of the fair value method.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").  In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  It is anticipated that the financial impact of this statement will not have a material effect on the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

after June 15, 2003.  It is anticipated that the financial impact of this statement will not have a material effect on the Company.

Financial Accounting Standards Board Interpretation 45, "Guarantors Accounting and Disclosure Requirementsfor Guarantees, Including Indirect Guarantees and Indebtedness of Others" ("FIN 45"), provides an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others."  Fin 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements were effective for financial statements of interim or annual periods ended after December 15, 2002.  The implementation of FIN 45 has not had a significant impact on the Company.

Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), provides guidance to improve financial reporting for variable interest entities, off-balance sheet structures and similar entities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both.  Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The implementation of FIN 46 has not had a significant impact on the Company.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

(3)  Stock Option Plan

The Company applies APB No. 25 in accounting for its 1996 and 1999 Incentive Plans and, accordingly, under the intrinsic value method no compensation cost has been recognized for its stock options in the consolidated financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS 123, the Company's results of operations would have been adjusted to the pro forma amounts for the periods indicated below:

	Three Months Ended June 30,
	2003	2002
	(Dollars in thousands, except per share data)
Net earnings:
As reported	$ 9,332	8,853
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	904	775
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,304)	(1,209)
Pro forma net earnings	$ 8,932	8,419
Earnings per share
Basic - as reported	$ 0.83	0.70
Basic - pro forma	$ 0.79	0.67

Diluted - as reported	$ 0.79	0.68
Diluted - pro forma	$ 0.76	0.65

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

(4)  Earnings per share

Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings.

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for PFF Bancorp, Inc.

	For the Three Months Ended June 30,
	2003 (a)			2002 (b)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 9,332			$ 8,853

Basic EPS
Earnings available to common stockholders	9,332	11,300,157	$ 0.83	8,853	12,600,125	$ 0.70
Effect of Dilutive Securities
Options and Stock Awards		487,081			446,111
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 9,332	11,787,238	$ 0.79	$ 8,853	13,046,236	$ 0.68

(a) Options to purchase 3,650 shares of common stock at a weighted average price of $37.75 per share were outstanding during the three month period ended June 30, 2003 but were not included in the computation of diluted EPS because the options' exercise price was greater than  the average market price of the common shares. The options, which expire on June 25, 2013, were still outstanding at June 30, 2003.

(b) The exercise price of all options was less than the average market price of the common shares outstanding during the three-month period ending June 30, 2002. As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.

(5)  Subsequent Events

On July 23, 2003, the Board of Directors of the company declared a 40% common stock dividend payable on September 5, 2003, to shareholders of record as of the close of business on August 15, 2003.  As of August 8, 2003, the Company had 11,825,099 shares of common stock outstanding.

PFF BANCORP, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended June 30, 2003 and 2002.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 38,240	$ 72	0.76%	$ 67,708	$ 269	1.59%
Investment securities, net	76,321	751	3.95	123,248	1,303	4.24
Mortgage-backed securities, net	215,561	1,932	3.59	176,700	2,604	5.89
Collateralized mortgage obligations, net	9,853	(294)	(11.94)	61,686	490	3.18
Loans receivable, net	2,686,677	41,090	6.12	2,491,000	43,486	6.99
FHLB stock	26,752	253	3.79	33,292	471	5.67
Total interest-earning assets	3,053,404	43,804	5.74	2,953,634	48,623	6.59
Non-interest-earning assets	85,121			57,564
Total assets	$3,138,525			$3,011,198

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 146,764	170	0.46	$ 130,503	276	0.85
Money market accounts	479,409	1,760	1.47	445,058	2,764	2.49
NOW and other demand deposit accounts	805,591	1,894	0.94	572,792	2,368	1.66
Certificate accounts	909,602	6,467	2.85	1,034,649	9,343	3.62
Total	2,341,366	10,291	1.76	2,183,002	14,751	2.71
FHLB advances and other borrowings	466,735	3,465	2.98	511,500	5,629	4.41
Total interest-bearing liabilities	2,808,101	13,756	1.96	2,694,502	20,380	3.03
Non-interest-bearing liabilities	48,307			21,743
Total liabilities	2,856,408			2,716,245
Stockholders' Equity	282,117			294,953
Total liabilities and stockholders' equity	$3,138,525			$3,011,198
Net interest income		$ 30,048			$ 28,243
Net interest spread			3.78			3.56
Effective interest spread			3.94			3.82
Ratio of interest-earning assets to interest-bearing liabilities	108.74%			109.62%

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
Increase (Decrease) Due to
Volume		Rate	Rate/ Volume	Net
(In thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ (117)	(141)	61	(197)
Investment securities, net	(496)	(90)	34	(552)
Mortgage-backed securities, net	572	(1,018)	(226)	(672)
Collateralized mortgage obligations, net	(412)	(2,331)	1,959	(784)
Loans receivable, net	3,419	(5,399)	(416)	(2,396)
FHLB stock	(92)	(156)	30	(218)
Total interest-earning assets	2,874	(9,135)	1,442	(4,819)

Interest-bearing liabilities:
Savings accounts	34	(125)	(15)	(106)
Money market accounts	213	(1,129)	(88)	(1,004)
NOW and other demand deposit accounts	963	(1,024)	(413)	(474)
Certificate accounts	(1,129)	(1,982)	235	(2,876)
FHLB advances and other borrowings	(492)	(1,827)	155	(2,164)
Total interest-bearing liabilities	(411)	(6,087)	(126)	(6,624)
Change in net interest income	$ 3,285	(3,048)	1,568	1,805

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

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United Sates of America in the preparation of the consolidated financial statements.  The significant accounting policies are described in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. Certain accounting policies require significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods.

The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

  Allowance for loan losses.  For further information, see "Comparison of Financial Condition at June 30, 2003 and March 31, 2003."
  Mortgage Servicing Rights.  For further information, see "Item 1 - Lending Activities - Loan Servicing" and "Note 10 to the Consolidated Financial Statements" as found in the Company's March 31, 2003 Annual Report on Form 10-K.
  Pension Accounting.  For further information, see "Note 14 to the Consolidated Financial Statements" as found in the Company's Annual Report on Form 10-K.
  Other-Than-Temporary-Impairment.  For further information, see "Item 1 - Investment Activities" as found in the Company's Annual Report on Form 10-K.

PFF BANCORP, INC. AND SUBSIDIARIES
 Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

General

The following discussion compares the results of operations for the three months ended June 30, 2003 with the same period of 2002 and the consolidated financial condition at June 30, 2003 to March 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

The Company recorded net earnings of $9.3 million or $0.79 per diluted share for the three months ended June 30, 2003 compared to net earnings of $8.9 million or $0.68 per diluted share for the comparable period of 2002.

Net interest income increased $1.8 million from $28.2 million for the three months ended June 30, 2002 to $30.0 million for the comparable period of 2003. The increase in net interest income reflects a 22 basis point increase in net interest spread from 3.56% for the three months ended June 30, 2002 to 3.78% for the comparable period of 2003, coupled with a $99.8 million increase in average interest-earning assets from $2.95 billion for the three months ended June 30, 2002 to $3.05 billion for the comparable period of 2003.

Provision for loan losses was $660,000 for the three months ended June 30, 2003 compared to $1.0 million for the comparable period of 2002.

Total non-interest income increased $1.3 million from $4.3 million for the three months ended June 30, 2002 to $5.6 million for the comparable period of 2003. Total non-interest expense increased $2.5 million from $16.4 million for the three months ended June 30, 2002 to $18.8 million for the comparable period of 2003.

Interest Income

Interest income decreased $4.8 million from $48.6 million for the three months ended June 30, 2002 to $43.8 million for the comparable period of 2003. The decrease in interest income was attributable to an 85 basis point decrease in average yield on interest-earning assets from 6.59% for the three months ended June 30, 2002 to 5.74% for the comparable period of 2003.

Reflecting the lower interest rate environment, the average yield on loans receivable, net decreased 87 basis points from 6.99% for the three months ended June 30, 2002 to 6.12% for the comparable period of 2003. A substantial increase in loan portfolio turnover coupled with the lower interest rate environment has contributed significantly to the decrease in loan portfolio yield. Loan originations and purchases were $508.6 million and $93.3 million for the three months ended June 30, 2003, compared to $393.7 million and $62.6 million for the comparable period of 2002. Loan principal repayments were $573.7 million and $388.7 million for the three months ended June 30, 2003 and 2002, respectively. Approximately 92 percent or $2.5 billion of the Company's loans receivable, net are adjustable rate. This includes approximately 34 percent or $906.9 million of the portfolio comprised by hybrid adjustable rate mortgages that are still in their initial fixed rate periods.

The average yield on the aggregate balance of mortgage-backed securities, collateralized mortgage obligations (CMOs) and investment securities (collectively "securities") fell 169 basis points from 4.87% for the three months ended June 30, 2002 to 3.17% for the comparable period of 2003. The decrease in the average yield on securities also reflects the impact of the decrease in the general level of interest rates. Premium amortization resulting from CMO repayments of $14.4 million for the three months ended June 30, 2003 and $1.2 million for the comparable period of 2002 reduced average yield on securities and average yield on interest-earning assets by 44 basis points and five basis points, respectively for the three months ended June 30, 2003 compared to three basis points and zero basis points, respectively for the comparable period of 2002.

PFF BANCORP, INC. AND SUBSIDIARIES
 Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The downward influence on average yield on interest-earning assets exerted by the decrease in the general level of interest rates was partially mitigated by the following two factors:

  The proportion of total average interest-earning assets comprised of loans receivable, net increased from 84 percent for the three months ended June 30, 2002 to 88 percent for the comparable period of 2003. The average balance of loans receivable, net increased $195.7 million from $2.49 billion for the three months ended June 30, 2002 to $2.69 billion for the comparable period of 2003. The average balance of securities decreased $59.9 million from $361.6 million for the three months ended June 30, 2002, to $301.7 million for the comparable period of 2003; and
  Between the three months ended June 30, 2002 and 2003, the average disbursed balance of construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") increased from 42 percent to 47 percent of average loans receivable, net. This represents a $208.3 million increase in the average balance of the Four-Cs from $1.06 billion for the three months ended June 30, 2002 to $1.27 billion for the comparable period of 2003. Originations of the Four-Cs represented 82% of total loan originations for both the three months ended June 30, 2003 and 2002.

Interest Expense

Interest expense decreased $6.6 million from $20.4 million for the three months ended June 30, 2002 to $13.8 million for the comparable period of 2003. The decrease in interest expense was attributable principally to a 107 basis point decrease in the average cost of interest-bearing liabilities from 3.03% for the three months ended June 30, 2002 to 1.96% for the comparable period of 2003. Average interest-bearing liabilities increased $113.6 million from $2.69 billion for the three months ended June 30, 2002 to $2.81 billion for the comparable period of 2003.

The 107 basis point decrease in the average cost of interest-bearing liabilities reflects a 95 basis point decrease in the average cost of deposits, and a 143 basis point decrease in the average cost of FHLB advances and other borrowings. Strong growth in deposits resulted in an increase in the proportion of total interest-bearing liabilities comprised of deposits from 81 percent for the three months ended June 30, 2002 to 83 percent for the comparable period of 2003. The average balance of total deposits increased $158.4 million from $2.18 billion for the three months ended June 30, 2002 to $2.34 billion for the comparable period of 2003. The average balance of FHLB advances and other borrowings decreased $44.8 million from $511.5 million for the three months ended June 30, 2002 to $466.7 million for the comparable period of 2003.

The average cost of deposits decreased from 2.71% for the three months ended June 30, 2002 to 1.76% for the comparable period of 2003, reflecting strong growth in the lower cost categories of deposits coupled with the decrease in the general level of market interest rates. The average balance of money market, savings and NOW accounts (collectively, "core deposits") increased $283.4 million from $1.15 billion or 53 percent of average total deposits for the three months ended June 30, 2002 to $1.43 billion or 61% of average total deposits for the comparable period of 2003. The average cost of core deposits was 1.07% for the three months ended June 30, 2003 compared to 1.89% for the comparable period of 2002.

Management is of the opinion that a portion of the increase in the average balance of core deposits between the three months ended June 30, 2002 and 2003 was attributable to the volatility of the equity securities markets. The reduction in the general level of interest rates also reduced or eliminated the differential between rates offered on certificates of deposit ("CDs") and rates paid on certain core deposit accounts. An increase in investor interest in equity investments may reduce the rate of increase or reduce the balance of core deposits. An increase in the general level of interest rates could also cause CD rates to rise to a level sufficiently above core deposit rates to draw money from core accounts back into CDs. See "Liquidity and Capital Resources" in this Form 10-Q and "Asset/Liability Management" under "Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for a discussion of the possible impact of changes in deposit composition and pricing.

PFF BANCORP, INC. AND SUBSIDIARIES
 Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Provision for Loan Losses

Provision for loan losses was $660,000 for the three months ended June 30, 2003 compared to $1.0 million for the comparable period of 2002.

The provision for loan losses is a result of management's periodic analysis of risks inherent in the loan portfolio, as well as the adequacy of the allowance for loan losses. The Company's policy to provide valuation allowances for estimated losses on loans is based upon past loss experience, current trends in the level of delinquent loans, specific problem loans, loan concentrations to single borrowers, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions in the Company's market area. For additional discussion on our allowance for loan losses, see "Comparison of Financial Condition at June 30, 2003 and March 31, 2003."

Non-Interest Income

Non-interest income increased from $4.3 million for the three months ended June 30, 2002 to $5.6 million for the comparable period of 2003.

Reflecting the growth in core deposits, deposit and related fees increased $105,000 from $2.7 million for the three months ended June 30, 2002 to $2.8 million for the comparable period of 2003. The greatest growth in core deposits has been in the higher balance tiers of the interest-bearing checking and money market accounts on which there is less opportunity for the assessment of service charges. As of June 30, 2003 and 2002, the Bank's average core deposit account balances were $1.43 billion and $1.15 billion, respectively. Accordingly, the four percent growth in deposit and related fees should not be expected to mirror the 25 percent growth in the average balance of core deposits between the three months ended June 30, 2002 and 2003.

The increase in loan and servicing fees from $1.1 million for the three months ended June 30, 2002 to $1.6 million for the comparable period of 2003 reflects the increase in fees associated with the loan repayments noted earlier. The increase in gain on sale of loans, net from $51,000 for the three months ended June 30, 2002 to $375,000 for the three months ended June 30, 2003 reflects the Company's policy of managing long-term interest rate risk exposure by selling virtually all of its 15 and 30 year fixed rate mortgage originations. Loan sales were $14.1 million and $963,000 for the three months ended June 30, 2003 and 2002, respectively. Loan and servicing fees income is shown net of amortization of $14,000 and $109,000 for the three months ended June 30, 2003 and 2002, respectively of the Company's originated mortgage servicing rights (MSR) asset.

During the three months ended June 30, 2002, the Company incurred a net loss of $209,000 on trading securities activity. The Company liquidated its entire portfolio of trading securities during the quarter ended March 31, 2003.

PFF BANCORP, INC. AND SUBSIDIARIES
 Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Non-Interest Expense

Non-interest expense increased from $16.4 million for the three months ended June 30, 2002 to $18.8 million for the comparable period of 2003.

General and administrative (G&A) expense increased from $16.5 million or 2.19%, on an annualized basis, of average assets for the three months ended June 30, 2002 to $18.8 million or 2.40%, on an annualized basis, of average assets for the comparable period of 2003.

The Company's opening of two new de-novo branches during July and September, 2002, was responsible for $354,000 of the increase in G&A expense between the three months ended June 30, 2002 and 2003. The Company's registered investment advisor, Glencrest Investment Advisors, Inc. (Glencrest), which commenced operations in April 2002, also contributed to the increase in operating expenses. During the three months ended June 30, 2003 and 2002 operating expense associated with Glencrest totaled $668,000, and $475,000, respectively.

The increase in compensation and benefits from $9.7 million for the three months ended June 30, 2002 to $10.7 million for the comparable period of 2003 reflects increases in staffing for the two new branches and Glencrest as well as personnel necessary to handle higher volumes of the Four-Cs and core deposits.

Income Taxes

Income taxes were $6.8 million for the three months ended June 30, 2003 compared to $6.3 million for the comparable period of 2002. The effective tax rates were 42.3% and 41.7% for the three months ended June 30, 2003 and 2002, respectively.

Comparison of Financial Condition at June 30, 2003 and March 31, 2003

Total assets decreased $39.1 million from $3.15 billion at March 31, 2003 to $3.11 billion at June 30, 2003. Loans receivable, net were virtually unchanged at $2.69 billion at both March 31, and June 30, 2003. The aggregate balance of securities decreased $26.3 million from $330.3 million at March 31, 2003 to $304.0 million at June 30, 2003.

Non-accrual loans increased to $22.3 million or 0.71 percent of gross loans at June 30, 2003, from $18.6 million or 0.59 percent of gross loans at March 31, 2003. The increase in non-accrual loans was attributable principally to $5.5 million of tract construction loans on a residential subdivision located in La Quinta, California. The loans are secured by five single-family homes (of ten originally constructed in the first phase) and 26 finished lots for the future construction of homes. Due to the lack of absorption in the project, the third-party equity provider took over day-to-day operations of the project, and arranged for the bulk sale of the 26 lots.  The escrow on this sale was extended for a period not to exceed 30 days and is now expected to close in early September 2003.  In connection with this extension, the buyers deposited into escrow an additional non-refundable $50,000.  The buyers have also paid the City of La Quinta a building permit extension fee on the project.  Proceeds from the sale of the lots is expected to reduce the Bank's outstanding loans to $2.1 million on the remaining five homes, and include the collection of all accrued but unpaid interest on the loans.  No loss is anticipated on this loan.

PFF BANCORP, INC. AND SUBSIDIARIES
 Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Other developments with respect to problem credits during the current quarter were as follows:

  The lead lender on two commercial aircraft leases in which the Bank had participating interests totaling $3.2 million repurchased the Bank's interests in the leases for $2.9 million. The Bank charged-off the $319,000 difference between the repurchase price and its investment in the leases.
  With respect to the commercial business loan to a chain of jewelry stores that was discussed in the Company's March 31, 2003 Form 10-K, the Bank charged off the $2.1 million difference between the estimated realizable value of jewelry inventory repossessed by the Bank and the $2.7 million loan balance.

In determining the adequacy of the allowance for loan and lease losses at March 31, 2003, the Company had anticipated and fully provided for the losses represented by the two charge-offs noted above.

At June 30, 2003, the allowance for loan losses was $29.2 million or 0.93 percent of gross loans and 131 percent of non-accrual loans compared to $31.1 million or 0.99 percent of gross loans and 168 percent of non-accrual loans at March 31, 2003.

The allowance for loan losses is maintained at an amount management considers adequate to cover probable losses on loans receivable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience, industry trends, the composition of the loan portfolio by type and the composition of identified problem credits. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. The Company will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in portfolio composition and other factors dictate.

The following table sets forth activity in the Company's allowance for loan losses.

Three Months Ended June 30, 2003
(Dollars in thousands)
Balance at March 31, 2003	$31,121
Provision for loan losses	660
Charge-offs	(2,634)
Recoveries	76
Balance at June 30, 2003	$29,223

The aircraft leases and jewelry store charge-offs noted above represented $2.4 million or 92 percent of the $2.6 million of total charge-offs for the three months ended June 30, 2003.  Those charge-offs, which, as noted above, were fully anticipated in determining the adequacy of the allowance for loan losses at March 31, 2003, caused total charge-offs for the three months ended June 30, 2003, to significantly exceed the provision for loan losses causing the allowance for loan losses to decrease $1.9 million between March 31, and June 30, 2003.  Excluding the reductions in non-accrual loans and the allowance for loan losses arising from the final disposition of the aircraft leases and jewelry store loan, non-accrual loans and the allowance for loan losses would have increased $9.6 million and $521,000, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES
 Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Total liabilities decreased $52.1 million from $2.88 billion at March 31, 2003 to $2.83 billion at June 30, 2003. Deposits increased $15.8 million from $2.33 billion at March 31, 2003 to $2.34 billion at June 30, 2003. Core deposits increased $39.3 million from $1.40 billion at March 31, 2003 to $1.44 billion at June 30, 2003.  FHLB advances and other borrowings were paid down by $42.4 million during the quarter to $443.0 million at June 30, 2003.

Total stockholders' equity was $286.1 million at June 30, 2003 compared to $273.1 million at March 31, 2003. The $13.0 million increase in total stockholders' equity was comprised principally of a $7.8 million increase in retained earnings, substantially restricted, a $2.6 million increase in additional paid-in-capital, a $2.2 million decrease in accumulated other comprehensive losses and a $444,000 decrease in unearned stock-based compensation. The $7.8 million increase in retained earnings, substantially restricted, reflects the $9.3 million of net earnings for the three months ended June 30, 2003 partially offset by $1.1 million representing a quarterly cash dividend of $0.10 per common share paid on June 27, 2003 to shareholders of record as of June 13, 2003. $1.6 million of the $2.6 million increase in additional paid-in-capital reflects the exercise of 67,507 stock options issued to employees along with the tax benefit to the Company arising therefrom. The $2.2 million decrease in accumulated other comprehensive losses reflects a reduction in the unrealized loss, net of tax on available-for-sale securities from $5.0 million at March 31, 2003 to $2.8 million at June 30, 2003. The $444,000 decrease in unearned stock-based compensation reflects the amortization of compensation expense under the Company's Employee Stock Ownership Plan. During the three months ended June 30, 2003, the Company repurchased 16,500 shares of its common stock at a weighted average price of $33.96 per share.  $395,000 representing the amount paid by the Company in excess of the original issuance price of these repurchased shares was removed from retained earnings, substantially restricted, and $165,000 representing the original issuance price of the 16,500 shares was removed from additional paid-in-capital.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, proceeds from the maturation of securities and, to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. OTS regulations require that sufficient liquidity be maintained at a level which ensures safe and sound banking practices.  Management's strategy is to invest excess liquidity in higher yielding interest-earning assets, such as loans or other investments, depending on market conditions. The Company has invested in investment grade corporate securities when the yields thereon have been more attractive than U.S. government and federal agency securities of similar maturity.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash flows used in operating activities were $11.5 million for the three months ended June 30, 2003, compared to net cash flows provided by operating activities of $17.5 million for the comparable period of the prior year.  The change from net cash provided by operating activities in 2002, to net cash used by operating activities in 2003, was attributable principally to an increase in the volume of loans originated for sale from $921,000 for the three months ended June 30, 2002 to $12.3 million for the comparable period of 2003 and a change in accrued expenses and other liabilities from an increase of $4.5 million during the three months ended June 30, 2002 to a decrease of $26.4 million during the comparable period of 2003.   The $26.4 million decrease in accrued expenses and other liabilities between March 31 and  June 30, 2003 was attributable to the Company's application of trade date accounting to $35.8 million of securities purchased but not yet settled as of March 31, 2003.

PFF BANCORP, INC. AND SUBSIDIARIES
 Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Investing activities consist primarily of disbursements for originations and purchases of loans held for investment and purchases of securities, offset by principal payments on loans, and proceeds from maturation, paydowns and sales of securities.

The following items summarize the major components of the Company's investing activities. For the three months ended June 30, 2003 disbursements for originations and purchases of loans held for investment were $496.2 million and $93.3 million, respectively, compared to $392.7 million and $62.6 million, respectively, for the comparable period of 2002. For the three months ended June 30, 2003 and 2002, disbursements for purchases of securities were $45.3 million and $20.0 million, respectively. Proceeds from paydowns on loans held for investment and proceeds from maturation, paydowns and sales of securities were $573.7 million and $72.3 million, respectively for the three months ended June 30, 2003, compared to $388.7 million and $38.7 million for the comparable period of 2002.

Net cash provided by (used in) financing activities consisted primarily of net activity in deposits and FHLB advances. The net increases (decreases) in deposits and FHLB advances and other borrowings were $15.8 million and $(42.4) million and $19.2 million and $(70.0) million for the three months ended June 30, 2003 and 2002, respectively.

At June 30, 2003, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $258.2 million, or 8.36% of adjusted total assets, which is above the required level of $46.3 million, or 1.5%; core capital of $258.2 million, or 8.36% of adjusted total assets, which is above the required level of $123.5 million, or 4.0%; and total risk-based capital of $284.2 million, or 11.96% of risk-weighted assets, which is above the required level of $190.2 million, or 8.0%.

The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and cash equivalents totaled $40.5 million.  The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At June 30, 2003, the Company had $443.0 million of FHLB advances and other borrowings outstanding. Other sources of liquidity include investment securities maturing within one year.

The Company currently has no material contractual obligations or commitments for capital expenditures. At June 30, 2003, the Company had outstanding commitments to originate and purchase loans of $105.5 million and $54.8 million, respectively. The Company anticipates that it will have sufficient funds available to meet these commitments. At June 30, 2003, and 2002 the Company had no outstanding commitments to purchase securities. CDs that are scheduled to mature in less than one year from June 30, 2003 totaled $651.4 million. The Company expects that a substantial portion of the monies represented by maturing CDs will be retained at maturity. FHLB advances and other borrowings maturing in less than one year from June 30, 2003 totaled $283.0 million. The Company expects that the majority of these maturing advances will be rolled into new advances upon maturity.

Segment Reporting

The Company, through its subsidiaries, provides a broad range of financial services to individuals and companies located primarily in Southern California.  These services include demand, time, and savings deposits; real estate, business and consumer lending; cash management; trust and investment advisory services.  While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

PFF BANCORP, INC. AND SUBSIDIARIES
 Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Readers should refer to the qualitative and quantitative disclosures (consisting primarily of interest rate risk) in the Company's March 31, 2003 Annual Report on Form 10-K, as there have been no significant changes in these disclosures during the three months ended June 30, 2003.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out an examination of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings.  There have been no significant changes in the Company's internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2.	Changes in Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matter to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K .

(a)(3)

(a)	The following exhibits are filed as part of this report:

3.1	Certificate of Incorporation of PFF Bancorp, Inc. *
3.2	Bylaws of PFF Bancorp, Inc. *
31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K filed April 18, 2003, announcing the Company's earnings for the year ended March 31, 2003, under Item 9.   A copy of the press release dated April 17, 2003, describing annual earnings was attached under Item 7.

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

PFF BANCORP, INC.

DATED: August 14, 2003	BY: /s/ LARRY M. RINEHART
Larry M. Rinehart President, Chief Executive Officer and Director

DATED: August 14, 2003	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer