Form 10-Q
period 2003-09-30
PFF BANCORP INC
filed 2003-11-12
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 16,596,152 shares of common stock, par value $.01 per share, outstanding as of November 6, 2003.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Table of Contents

PART I --FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2003	March 31, 2003

Assets

Cash and cash equivalents	$ 77,069	$ 50,323
Loans held for sale at lower of cost or fair value	643	3,327
Investment securities held-to-maturity (estimated fair value of $5,974 at September 30, 2003, and $5,957 at March 31, 2003)	5,747	5,753
Investment securities available-for-sale, at fair value	64,429	94,094
Mortgage-backed securities available-for-sale, at fair value	244,998	215,266
Collateralized mortgage obligations available-for-sale, at fair value	-	15,200
Loans receivable, net	2,732,132	2,688,950
Federal Home Loan Bank (FHLB) stock, at cost	25,845	26,610
Accrued interest receivable	13,311	14,162
Assets acquired through foreclosure, net	709	75
Property and equipment, net	23,170	23,325
Prepaid expenses and other assets	17,405	16,939
Total assets	$ 3,205,458	$ 3,154,024

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$ 2,357,157	$ 2,326,108
FHLB advances and other borrowings	507,000	485,385
Accrued expenses and other liabilities	45,260	69,399
Total liabilities	2,909,417	2,880,892
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 16,573,159 and 29,311,177; outstanding 16,573,159 and 16,477,453 at September 30, 2003, and March 31, 2003, respectively	164	208
Additional paid-in capital	136,252	131,770
Retained earnings, substantially restricted	165,065	150,282
Unearned stock-based compensation	(3,066)	(3,996)
Treasury stock (none and 12,833,474 at September 30, 2003, and March 31, 2003)	-	(92)
Accumulated other comprehensive losses	(2,374)	(5,040)
Total stockholders' equity	296,041	273,132
Total liabilities and stockholders' equity	$ 3,205,458	$ 3,154,024

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002

Interest income:
Loans receivable	$ 40,404	$ 41,969	$ 81,494	$ 85,455
Mortgage-backed securities	2,013	2,141	3,945	4,745
Collateralized mortgage obligations	(33)	458	(327)	948
Investment securities and deposits	1,032	1,920	2,108	3,963
Total interest income	43,416	46,488	87,220	95,111
Interest expense:
Deposits	9,195	13,976	19,486	28,727
Borrowings	2,794	5,174	6,259	10,803
Total interest expense	11,989	19,150	25,745	39,530
Net interest income	31,427	27,338	61,475	55,581
Provision for loan losses	1,645	1,500	2,305	2,500
Net interest income after provision for loan losses	29,782	25,838	59,170	53,081
Non-interest income:
Deposit and related fees	2,852	2,655	5,683	5,381
Loan and servicing fees	1,794	1,427	3,387	2,568
Trust fees	606	534	1,163	1,083
Gain on sale of loans, net	267	56	642	123
Gain on sale of securities, net	-	-	117	15
Loss on trading securities, net	-	(233)	-	(442)
Other non-interest income	67	46	201	69
Total non-interest income	5,586	4,485	11,193	8,797
Non-interest expense:
General and administrative:
Compensation and benefits	10,708	8,958	21,381	18,621
Occupancy and equipment	3,070	2,886	6,129	5,741
Marketing and professional services	2,057	1,941	4,145	3,479
Other non-interest expense	2,894	2,217	5,909	4,636
Total general and administrative	18,729	16,002	37,564	32,477
Foreclosed asset operations, net	2	(23)	1	(128)
Total non-interest expense	18,731	15,979	37,565	32,349
Earnings before income taxes	16,637	14,344	32,798	29,529
Income taxes	7,036	5,877	13,865	12,209
Net earnings	$ 9,601	$ 8,467	$ 18,933	$ 17,320

Basic earnings per share	$ 0.60	$ 0.49	$ 1.19	$ 1.00
Weighted average shares outstanding for basic earnings per share calculation	15,932,455	17,307,324	15,877,504	17,389,841
Diluted earnings per share	$ 0.58	$ 0.47	$ 1.14	$ 0.95
Weighted average shares outstanding for diluted earnings per share calculation	16,687,074	18,103,953	16,593,289	18,199,754
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002

Net earnings	$ 9,601	$ 8,467	$ 18,933	$ 17,320

Other comprehensive earnings, net of income taxes of $1,972 and $1,256 at September, 2003 and 2002, respectively:
Unrealized gains (losses) on securities Available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	1,291	(500)	3,490	1,100
Collateralized mortgage obligations available-for-sale, at fair value	20	(4)	213	(590)
Mortgage-backed securities available-for-sale, at fair value	(837)	(238)	(933)	1,324
Reclassification of realized losses included in earnings	-	(2)	(104)	(116)
Other comprehensive earnings	474	(744)	2,666	1,718
Comprehensive earnings (losses)	$ 10,075	$ 7,723	$ 21,599	$ 19,038
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Losses	Total

Balance at March 31, 2003	16,477,453	$ 208	$ 131,770	$ 150,282	$ (3,996)	$ (92)	$ (5,040)	$ 273,132

Net earnings	-	-	-	18,933	-	-	-	18,933
Purchases of treasury stock	(23,100)	-	(165)	(395)	-	-	-	(560)
Amortization under stock-based compensation plans	-	-	2,606	-	930	-	-	3,536
Stock options exercised	118,806	1	1,310	-	-	-	-	1,311
Forty percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003	-	47	-	(47)	-	-	-	-
Cash dividends ($0.07 per share paid for June 2003, and $0.16 per share paid for September 2003) (1)	-	-	-	(3,708)	-	-	-	(3,708)
Treasury stock retirement	-	(92)	-	-	-	92	-	-
Other comprehensive earnings, net of income tax	-	-	-	-	-	-	2,666	2,666
Tax benefit from exercise of stock options	-	-	731	-	-	-	-	731
Balance at September 30, 2003	16,573,159	$ 164	$ 136,252	$ 165,065	$ (3,066)	$ -	$ (2,374)	$ 296,041

(1) June 2003 cash dividend per share rate has been adjusted for the 40 percent stock split effected as a stock dividend, paid on September 5, 2003, to shareholders of record on August 15, 2003.

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net earnings	$ 18,933	$ 17,320
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization of premiums, net of discount accretion, on loans and securities	1,475	408
Amortization of deferred loan origination fees	802	770
Loan fees collected	684	197
Dividends on FHLB stock	(603)	(949)
Provision for loan losses	2,305	2,500
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(597)	(271)
Losses on trading securities	-	442
Depreciation and amortization of property and equipment	1,465	1,334
Loans originated for sale	(23,248)	(2,582)
Proceeds from sale of loans held-for-sale	26,476	2,279
Amortization of unearned stock-based compensation	3,536	2,534
Increase (decrease) in accrued expenses and other liabilities	(25,264)	2,927
(Increase) decrease in:
Accrued interest receivable	851	1,208
Prepaid expenses and other assets	(466)	(1,470)
Net cash provided by operating activities	6,349	26,647

Cash flows from investing activities:
Loans originated for investment	(1,124,024)	(886,066)
Increase in construction loans in process	89,844	77,205
Purchases of loans held-for-investment	(272,063)	(135,342)
Principal payments on loans	1,261,246	866,318
Principal payments on mortgage-backed securities available-for-sale	50,117	52,883
Principal payments on collateralized mortgage obligations available-for-sale	15,199	3,127
Purchases of investment securities held-to-maturity	-	(5,056)
Purchases of investment securities available-for-sale	(511)	(30,011)
Redemption of FHLB stock	1,368	7,073
Purchases of mortgage-backed securities available-for-sale	(85,212)	-
		(Continued)

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2003	2002
Proceeds from maturities of investment securities available-for-sale	$ 70	$ -
Proceeds from sale of investment securities available-for-sale	36,030	10,000
Proceeds from sale of real estate	-	920
Purchases of property and equipment	(1,374)	(2,780)
Net cash used in investing activities	(29,310)	(41,729)
Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	448,500	44,000
Repayment of FHLB advances and other borrowings	(426,885)	(159,000)
Net change in deposits	31,049	84,114
Proceeds from exercise of stock options	1,311	3,085
Cash dividends	(3,708)	(3,270)
Purchases of treasury stock	(560)	(17,917)
Net cash provided by (used in) financing activities	49,707	(48,988)
Net increase (decrease) in cash and cash equivalents	26,746	(64,070)
Cash and cash equivalents, beginning of period	50,323	105,965
Cash and cash equivalents, end of period	$ 77,069	$ 41,895
Supplemental information:
Interest paid, including interest credited	$ 26,443	$ 41,332
Income taxes paid	9,250	7,750
Non-cash investing and financing activities:
Net transfers from loans receivable to assets acquired through foreclosure	634	518

See accompanying notes to the unaudited consolidated financial statements.

Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of PFF Bancorp, Inc. ("Bancorp") and its subsidiaries PFF Bank & Trust, Glencrest Investment Advisers, Inc. and Diversified Builder Services, Inc. (collectively, the "Company"). The Company's business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, "the Bank"). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc.  Glencrest Investment Advisors, Inc. includes the accounts of Glencrest Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2004.

These interim consolidated financial statements should be read in conjunction with the Company's financial statements, and the notes thereto, for the year ended March 31, 2003, which are incorporated by reference in the Company's Form 10-K for the year ended March 31, 2003.

New Accounting Pronouncements

In December, 2002 the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of accounting policy decisions with respect to stock-based employee compensation.  Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information.  The Company is in the process of evaluating the adoption of the fair value method.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").  In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  This statement has not had a material effect on the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This statement has not had a material effect on the Company.

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

Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), provides guidance to improve financial reporting for variable interest entities, off-balance sheet structures and similar entities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both.  Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has asignificant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The implementation of FIN 46 has not had a significant impact on the Company.

Stock Option Plans

The Company applies APB No. 25 in accounting for its 1996 and 1999 Incentive Plans and, accordingly, under the intrinsic value method no compensation cost has been recognized for its stock options in the consolidated financial statements.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options granted under SFAS 123, the Company's results of operations would have been adjusted to the pro forma amounts for the periods indicated below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
(Dollars in thousands, except per share data)
Net earnings:
As reported	$ 9,601	$ 8,467	$ 18,933	$ 17,320
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,137	711	2,041	1,486
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,556)	(1,168)	(2,866)	(2,384)
Pro forma net earnings	$ 9,182	$ 8,010	$ 18,108	$ 16,422
Earnings per share
Basic - as reported	$ 0.60	$ 0.49	$ 1.19	$ 1.00
Basic - pro forma	$ 0.58	$ 0.46	$ 1.14	$ 0.94

Diluted - as reported	$ 0.58	$ 0.47	$ 1.14	$ 0.95
Diluted - pro forma	$ 0.55	$ 0.44	$ 1.09	$ 0.90

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for PFF Bancorp, Inc. for the three months ended September 30, 2003.

	For the Three Months Ended September 30,
	2003 (a)			2002 (a)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 9,601			$ 8,467

Basic EPS

Earnings available to common stockholders	9,601	15,932,455	$ 0.60	8,467	17,307,324	$ 0.49
Effect of Dilutive Securities

Options and Stock Awards		754,619			796,629
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 9,601	16,687,074	$ 0.58	$ 8,467	18,103,953	$ 0.47

(a) The exercise price of all options was less than the average market price of the common shares outstanding during the three-month period ending September 30, 2003 and 2002. As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for PFF Bancorp, Inc. for the six months ended September 30, 2003.

	For the Six Months Ended September 30,
	2003 (a)			2002 (a)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 18,933			$ 17,320

Basic EPS

Earnings available to common stockholders	18,933	15,877,504	$ 1.19	17,320	17,389,841	$ 1.00
Effect of Dilutive Securities

Options and Stock Awards		715,785			809,913
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 18,933	16,593,289	$ 1.14	$ 17,320	18,199,754	$ 0.95

(a) The exercise price of all options was less than the average market price of the common shares outstanding during the six-month period ending September 30, 2003 and 2002. As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended September 30, 2003 and 2002.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 48,018	$ 94	0.78%	$ 51,984	$ 218	1.66%
Investment securities, net	72,061	672	3.70	120,211	1,293	4.27
Mortgage-backed securities, net	219,782	2,013	3.66	151,450	2,141	5.65
Collateralized mortgage obligations, net	328	(33)	(40.24)	60,109	458	3.05
Loans receivable, net	2,689,077	40,404	5.99	2,529,249	41,969	6.62
FHLB stock	26,128	266	4.04	30,043	409	5.40
Total interest-earning assets	3,055,394	43,416	5.67	2,943,046	46,488	6.30
Non-interest-earning assets	104,945			71,206
Total assets	$3,160,339			$3,014,252

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 151,484	116	0.30	$ 131,507	266	0.80
Money market accounts	508,324	1,668	1.30	443,994	2,693	2.41
NOW and other demand deposit accounts	812,089	1,657	0.81	668,158	2,803	1.66
Certificate accounts	878,717	5,754	2.60	981,018	8,214	3.32
Total	2,350,614	9,195	1.55	2,224,677	13,976	2.49
FHLB advances and other borrowings	451,069	2,794	2.46	464,467	5,174	4.42
Total interest-bearing liabilities	2,801,683	11,989	1.70	2,689,144	19,150	2.83
Non-interest-bearing liabilities	65,938			32,837
Total liabilities	2,867,621			2,721,981
Stockholders' Equity	292,718			292,271
Total liabilities and stockholders' equity	$3,160,339			$3,014,252
Net interest income		$ 31,427			$ 27,338
Net interest spread			3.97			3.47
Effective interest spread			4.11			3.72
Ratio of interest-earning assets to interest-bearing liabilities	109.06%			109.44%

Average Balance Sheets

The following table sets forth certain information relating to the Company for the six months ended September 30, 2003 and 2002.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Six Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 43,128	$ 166	0.77%	$ 60,016	$ 487	1.62%
Investment securities, net	74,305	1,423	3.82	121,736	2,596	4.25
Mortgage-backed securities, net	217,671	3,945	3.62	164,075	4,745	5.78
Collateralized mortgage obligations, net	5,064	(327)	(12.91)	60,893	948	3.11
Loans receivable, net	2,689,383	81,494	6.05	2,510,229	85,455	6.80
FHLB stock	26,440	519	3.92	31,667	880	5.54
Total interest-earning assets	3,055,991	87,220	5.70	2,948,616	95,111	6.45
Non-interest-earning assets	93,441			64,109
Total assets	$3,149,432			$3,012,725

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 149,137	286	0.38	$ 131,008	542	0.83
Money market accounts	493,946	3,428	1.38	444,523	5,457	2.45
NOW and other demand deposit accounts	808,858	3,551	0.88	620,736	5,171	1.66
Certificate accounts	894,075	12,221	2.73	1,007,687	17,557	3.48
Total	2,346,016	19,486	1.66	2,203,954	28,727	2.60
FHLB advances and other borrowings	458,902	6,259	2.72	487,984	10,803	4.42
Total interest-bearing liabilities	2,804,918	25,745	1.83	2,691,938	39,530	2.93
Non-interest-bearing liabilities	57,096			27,175
Total liabilities	2,862,014			2,719,113
Stockholders' Equity	287,418			293,612
Total liabilities and stockholders' equity	$3,149,432			$3,012,725
Net interest income		$ 61,475			$ 55,581
Net interest spread			3.87			3.52
Effective interest spread			4.02			3.77
Ratio of interest-earning assets to interest-bearing liabilities	108.95%			109.54%

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

	Three Months Ended September 30, 2003				Six Months Ended September 30, 2003
	Compared to				Compared to
	Three Months Ended September 30, 2002				Six Months Ended September 30, 2002
	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ (17)	(116)	9	(124)	$ (137)	(256)	72	(321)
Investment securities, net	(518)	(173)	70	(621)	(1,011)	(263)	101	(1,173)
Mortgage-backed securities, net	965	(752)	(341)	(128)	1,549	(1,768)	(581)	(800)
Collateralized mortgage obligations, net	(456)	(6,506)	6,471	(491)	(868)	(4,879)	4,472	(1,275)
Loans receivable, net	2,645	(3,964)	(246)	(1,565)	6,091	(9,352)	(700)	(3,961)
FHLB stock	(53)	(103)	13	(143)	(145)	(258)	42	(361)
Total interest-earning assets	2,566	(11,614)	5,976	(3,072)	5,479	(16,776)	3,406	(7,891)

Interest-bearing liabilities:
Savings accounts	40	(164)	(26)	(150)	75	(294)	(37)	(256)
Money market accounts	391	(1,240)	(176)	(1,025)	607	(2,375)	(261)	(2,029)
NOW and other demand deposit accounts	602	(1,432)	(316)	(1,146)	1,566	(2,441)	(745)	(1,620)
Certificate accounts	(856)	(1,785)	181	(2,460)	(1,982)	(3,808)	454	(5,336)
FHLB advances and other borrowings	(149)	(2,298)	67	(2,380)	(644)	(4,158)	258	(4,544)
Total interest-bearing liabilities	28	(6,919)	(270)	(7,161)	(378)	(13,076)	(331)	(13,785)
Change in net interest income	$ 2,538	(4,695)	6,246	4,089	$ 5,857	(3,700)	3,737	5,894

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

Critical Accounting Policies

The Company's management has established various accounting policies which govern the application of accounting principles generally accepted in the United Sates of America in the preparation of the consolidated financial statements.  The significant accounting policies are described in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. Certain accounting policies require significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which management of the Company believes are reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods.

The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

  Allowance for loan losses.  For further information, see "Comparison of Financial Condition at September 30, 2003 and March 31, 2003" and "Item 1 - Lending Activities - Allowance for Loan Losses" as found in the Company's March 31, 2003 Annual Report on From 10-K.
  Mortgage Servicing Rights.  For further information, see "Item 1 - Lending Activities - Loan Servicing" and "Note 10 to the Consolidated Financial Statements" as found in the Company's March 31, 2003 Annual Report on Form 10-K.
  Pension Accounting.  For further information, see "Note 14 to the Consolidated Financial Statements" as found in the Company's March 31, 2003 Annual Report on Form 10-K.
  Other-Than-Temporary-Impairment.  For further information, see "Item 1 - Investment Activities" as found in the Company's March 31, 2003 Annual Report on Form 10-K.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

General

The following discussion compares the results of operations for the three months ended September 30, 2003, with the same period of 2002. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

The Company recorded net earnings of $9.6 million or $0.58 per diluted share for the three months ended September 30, 2003 compared to net earnings of $8.5 million or $0.47 per diluted share for the comparable period of 2002 (adjusted for the 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003).

Net interest income increased $4.1 million from $27.3 million for the three months ended September 30, 2002 to $31.4 million for the comparable period of 2003. The increase in net interest income reflects a 50 basis point expansion in net interest spread from 3.47% for the three months ended September 30, 2002 to 3.97% for the comparable period of 2003.  The 50 basis point expansion in net interest spread was primarily due to a 113 basis point decrease in the average cost of interest-bearing liabilities partially offset by a 63 basis point decrease in average yield on interest-earning assets for the three months ended September 30, 2003 as compared to the comparable period of the prior year. Average interest-earning assets increased $112.3 million from $2.94 billion for the three months ended September 30, 2002 to $3.06 billion for the comparable period of 2003, while average interest-bearing liabilities increased $112.5 million from $2.69 billion to $2.80 billion for the comparative current period of 2003.

Provision for loan losses increased from $1.5 million for the three months ended September 30, 2002 to $1.6 million for the comparable period of 2003.

Total non-interest income increased $1.1 million from $4.5 million for the three months ended September 30, 2002 to $5.6 million for the comparable period of 2003. Total non-interest expense increased $2.8 million from $16.0 million for the three months ended September 30, 2002 to $18.7 million for the comparable period of 2003.

Interest Income

Interest income decreased $3.1 million from $46.5 million for the three months ended September 30, 2002 to $43.4 million for the comparable period of 2003. The decrease in interest income was attributable to a 63 basis point decrease in average yield on interest-earning assets from 6.30% for the three months ended September 30, 2002 to 5.67% for the comparable period of 2003.

Reflecting the lower interest rate environment, the average yield on loans receivable, net decreased 63 basis points from 6.62% for the three months ended September 30, 2002 to 5.99% for the comparable period of 2003. A substantial increase in loan portfolio turnover coupled with the continued lower interest rate environment has contributed significantly to the decrease in loan portfolio yield. Approximately 89 percent or $2.43 billion of the Company's loans receivable, net are adjustable rate. This includes approximately 35 percent or $943.2 million of the loan portfolio comprised by hybrid adjustable rate mortgages that are still in their initial fixed rate periods. Loan originations and purchases were $638.7 million and $178.8 million for the three months ended September 30, 2003, compared to $495.0 million and $72.8 million for the comparable period of 2002.  Loan principal repayments were $687.6 million and $477.6 million for the three months ended September 30, 2003 and 2002, respectively.

The average yield on the aggregate balance of mortgage-backed securities, collateralized mortgage obligations ("CMOs") and investment securities (collectively "securities") fell 106 basis points from 4.68% for the three months ended September 30, 2002 to 3.62% for the comparable period of 2003. The decrease in the average yield on securities also reflects the impact of the decrease in the overall general level of interest rates. During the three months ended September 30, 2003, $34,000 of premium amortization resulting from CMO repayments of $826,000 (100 percent of the June 30, 2003 principal balance) reduced the average yield on CMOs and interest-earning assets by 4,146 and 0 basis points, respectively.  During the comparable period of 2002, $47,000 of premium amortization on CMO repayments of $2.0 million, (3 percent of the June 30, 2002 principal balance) reduced the average yield on CMOs and interest-earning assets by 31 and one basis points, respectively.  The CMO portfolio was paid-off during the three months ended September 30, 2003.

The downward influence on average yield on interest-earning assets exerted by the decrease in the general level of interest rates was partially mitigated by the following two factors:

  The proportion of total average interest-earning assets comprised of loans receivable, net increased from 86 percent for the three months ended September 30, 2002 to 88 percent for the comparable period of 2003. The average balance of loans receivable, net increased $159.8 million from $2.53 billion for the three months ended September 30, 2002 to $2.69 billion for the comparable period of 2003. The average balance of securities decreased $39.6 million from $331.8 million for the three months ended September 30, 2002, to $292.2 million for the comparable period of 2003.  The Company's current strategy is to maintain securities at between ten and twelve percent of total average interest-earning assets.
  Between the three months ended September 30, 2002 and 2003, the average disbursed balance of construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") increased from 44 percent to 48 percent of average loans receivable, net. This represents a $194.6 million increase in the average balance of the Four-Cs from $1.11 billion for the three months ended September 30, 2002 to $1.30 billion for the comparable period of 2003.  Originations of the Four-Cs represented 86% and 82%, respectively, of total loan originations for the three months ended September 30, 2002 and 2003.  The slight decrease in the percentage of total originations comprised by the Four-Cs reflects a significant increase in turnover of the 1-4 family residential mortgage portfolio rather than any reduction in the Company's emphasis on the Four-Cs.

Interest Expense

Interest expense decreased $7.2 million from $19.2 million for the three months ended September 30, 2002 to $12.0 million for the comparable period of 2003. The decrease in interest expense was attributable principally to a 113 basis point decrease in the average cost of interest-bearing liabilities from 2.83% for the three months ended September 30, 2002 to 1.70% for the comparable period of 2003.

The 113 basis point decrease in the average cost of interest-bearing liabilities reflects a 94 basis point decrease in the average cost of deposits, and a 196 basis point decrease in the average cost of FHLB advances and other borrowings. Strong growth in deposits resulted in an increase in the proportion of total average interest-bearing liabilities comprised by deposits from 83 percent for the three months ended September 30, 2002 to 84 percent for the comparable period of 2003. The average balance of total deposits increased $125.9 million from $2.22 billion for the three months ended September 30, 2002 to $2.35 billion for the comparable period of 2003. The average balance of FHLB advances and other borrowings decreased $13.4 million from $464.5 million for the three months ended September 30, 2002 to $451.1 million for the comparable period of 2003.

The average cost of deposits decreased from 2.49% for the three months ended September 30, 2002 to 1.55% for the comparable period of 2003, reflecting strong growth in the lower cost categories of deposits coupled with the decrease in the general level of market interest rates. The average balance of money market, savings and NOW accounts (collectively, "core deposits") increased $228.2 million from $1.24 billion or 56 percent of average total deposits for the three months ended September 30, 2002 to $1.47 billion or 63 percent of average total deposits for the comparable period of 2003. The average cost of core deposits decreased from 1.84% for the three months ended September 30, 2002 to 0.93% for the comparable period of 2003.

The Bank's growth in the average balance of core deposits between the three months ended September 30, 2002 and 2003 is related to a number of factors: (1) the opening of two new branches in Chino and Fontana, California, during the second quarter of last year; (2) the continued overall reduction in the general level of interest rates which has reduced or eliminated the differential between rates offered on certificates of deposit ("CDs") and rates paid on certain core deposit accounts; and (3) the Bank's increased marketing of core deposit products.

In the opinion of management, a portion of the increase in deposits has been attributable to the volatility in the equity securities markets and the overall flight to safety into more conservative instruments.  An increase in investor interest in equity investments may eventually reduce the rate of increase or reduce the balance of core deposits. An increase in the general level of interest rates could also cause CD rates to rise to a level sufficiently above core deposit rates to draw money from core accounts back into CDs. See "Liquidity and Capital Resources" in this Form 10-Q and "Asset/Liability Management" under "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for a discussion of the possible impact of changes in deposit composition and pricing.

Provision for Loan Losses

Provision for loan losses increased from $1.5 million for the three months ended September 30, 2002 to $1.6 million for the comparable period of 2003.

The provision for loan losses and the adequacy of the allowance for loan losses are the result of management's periodic analysis of losses inherent in the loan portfolio.  For additional discussion on the allowance for loan losses, see "Comparison of Financial Condition at September 30, 2003 and March 31, 2003."

Non-Interest Income

Non-interest income increased $1.1 million from $4.5 million for the three months ended September 30, 2002 to $5.6 million for the comparable period of 2003.

Reflecting the growth in core deposits, deposit and related fees increased $197,000 from $2.7 million for the three months ended September 30, 2002 to $2.9 million for the comparable period of 2003. The greatest growth in core deposits has been in the higher balance tiers of the interest-bearing checking and money market accounts on which there is less opportunity for the assessment of service charges.  Accordingly, the 7% growth in deposit and related fees should not be expected to mirror the 18% growth in the average balance of core deposits between the three months ended September 30, 2002 and 2003.

The increase in loan and servicing fees from $1.4 million for the three months ended September 30, 2002 to $1.8 million for the comparable period of 2003 reflects the increase in fees associated with the loan repayments noted earlier. The increase in gain on sale of loans, net from $56,000 for the three months ended September 30, 2002 to $267,000 for the three months ended September 30, 2003, reflects the Company's current policy of managing long-term interest rate risk exposure by selling virtually all of its 15 and 30 year fixed rate mortgage originations. Loan sales were $11.9 million and $1.2 million for the three months ended September 30, 2003 and 2002, respectively. Loan and servicing fees income is shown net of originated mortgage servicing rights (MSR) asset amortization of $30,000 and $28,000 for the three months ended September 30, 2003 and 2002, respectively.

During the three months ended September 30, 2002, the Company incurred a net loss of $233,000 on trading securities activity. To meet current investment objectives, the Company completed the liquidation of its entire portfolio of trading securities during the quarter ended March 31, 2003.

Non-Interest Expense

Non-interest expense increased from $16.0 million for the three months ended September 30, 2002 to $18.7 million for the comparable period of 2003.

General and administrative ("G&A") expense increased from $16.0 million or 2.12%, on an annualized basis, of average assets for the three months ended September 30, 2002 to $18.7 million or 2.37%, on an annualized basis, of average assets for the comparable period of 2003.  The increase in G&A expense was primarily attributable to compensation and benefits, which increased from $9.0 million for the three months ended September 30, 2002 to $10.7 million for the comparable period of 2003.  The $1.8 million increase in compensation and benefits was primarily due to an increase in employees from 604 Full-Time Equivalents ("FTEs") at September 30, 2002, to 622 FTEs at September 30, 2003, an increase in annual incentive compensation based on the Company's strong performance and an increase in Employee Stock Ownership Plan ("ESOP") expense resulting from the increase in the Company's stock price.

Income Taxes

Income taxes were $7.0 million for the three months ended September 30, 2003 compared to $5.9 million for the comparable period of 2002. The effective tax rates were 42.3% and 41.0% for the three months ended September 30, 2003 and 2002, respectively.

Comparison of Operating Results for the Six Months Ended September 30, 2003 and 2002

General

The following discussion compares the results of operations for the six months ended September 30, 2003, with the same period of 2002.  This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

The Company recorded net earnings of $18.9 million or $1.14 per diluted share for the six months ended September 30, 2003 compared to net earnings of $17.3 million or $0.95 per diluted share for the comparable period of 2002 (adjusted for the 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003).

Net interest income increased $5.9 million from $55.6 million for the six months ended September 30, 2002 to $61.5 million for the comparable period of 2003. The increase in net interest income reflects a 35 basis point expansion in net interest spread from 3.52% for the six months ended September 30, 2002 to 3.87% for the comparable period of 2003.  The 35 basis point expansion in net interest spread was primarily due to a 110 basis point decrease in the average cost of interest-bearing liabilities partially offset by a 75 basis point decrease in the average yield on interest-earning assets for the six months ended September 30, 2003 as compared to the comparable period of the prior year. Average interest-earning assets increased $107.4 million from $2.95 billion for the six months ended September 30, 2002 to $3.06 billion for the comparable period of 2003, while average interest-bearing liabilities increased $113.0 million from $2.69 billion for the six months ended September 30, 2002 to $2.80 billion for the comparative current period of 2003.

Provision for loan losses decreased from $2.5 million for the six months ended September 30, 2002 to $2.3 million for the comparable period of 2003.

Total non-interest income increased $2.4 million from $8.8 million for the six months ended September 30, 2002 to $11.2 million for the comparable period of 2003. Total non-interest expense increased $5.2 million from $32.3 million for the six months ended September 30, 2002 to $37.6 million for the comparable period of 2003.

Interest Income

Interest income decreased $7.9 million from $95.1 million for the six months ended September 30, 2002 to $87.2 million for the comparable period of 2003. The decrease in interest income was attributable to a 75 basis point decrease in average yield on interest-earning assets from 6.45% for the six months ended September 30, 2002 to 5.70% for the comparable period of 2003.

Reflecting the lower interest rate environment, the average yield on loans receivable, net decreased 75 basis points from 6.80% for the six months ended September 30, 2002 to 6.05% for the comparable period of 2003. A substantial increase in loan portfolio turnover coupled with the lower interest rate environment has contributed significantly to the decrease in loan portfolio yield. Loan originations and purchases were $1.15 billion and $272.1 million for the six months ended September 30, 2003, compared to $888.6 million and $135.3 million for the comparable period of 2002. Loan principal repayments were $1.26 billion and $866.3 million for the six months ended September 30, 2003 and 2002, respectively.

The average yield on securities fell 139 basis points from 4.77% for the six months ended September 30, 2002 to 3.39% for the comparable period of 2003. The decrease in the average yield on securities also reflects the impact of the decrease in the general level of interest rates and the increase in premium amortization associated with CMO prepayments.  During the six months ended September 30, 2003, $367,000 of premium amortization resulting from CMO repayments of $15.2 million, (100 percent of the March 31, 2003 principal balance) reduced the average yield on CMOs and interest-earning assets by 1,449 and 3 basis points, respectively.  During the comparable period of 2002, $77,000 of premium amortization on CMO repayments of $3.1 million, (5 percent of the March 31, 2002 principal balance) reduced the average yield on CMOs and interest-earning assets by 26 and zero basis points, respectively.

The continued downward influence on average yield on interest-earning assets exerted by the decrease in the general level of interest rates was partially mitigated by the following two factors:

  The proportion of total average interest-earning assets comprised of loans receivable, net increased from 85 percent for the six months ended September 30, 2002 to 88 percent for the comparable period of 2003. The average balance of loans receivable, net increased $179.2 million from $2.51 billion for the six months ended September 30, 2002 to $2.69 billion for the comparable period of 2003. The average balance of securities decreased $49.7 million from $346.7 million for the six months ended September 30, 2002, to $297.0 million for the comparable period of 2003; and
  Between the six months ended September 30, 2002 and 2003, the average disbursed balance of the Four-Cs increased from 43 percent to 47 percent of average loans receivable, net. This represents a $181.3 million increase in the average balance of the Four-Cs from $1.08 billion for the six months ended September 30, 2002 to $1.26 billion for the comparable period of 2003.  Originations of the Four-Cs represented 84% and 82% of total loan originations for the six months September 30, 2002 and 2003, respectively.

Interest Expense

Interest expense decreased $13.8 million from $39.5 million for the six months ended September 30, 2002 to $25.7 million for the comparable period of 2003. The decrease in interest expense was attributable principally to a 110 basis point decrease in the average cost of interest-bearing liabilities from 2.93% for the six months ended September 30, 2002 to 1.83% for the comparable period of 2003.

The 110 basis point decrease in the average cost of interest-bearing liabilities reflects a 94 basis point decrease in the average cost of deposits, and a 170 basis point decrease in the average cost of FHLB advances and other borrowings. Strong growth in deposits resulted in an increase in the proportion of total interest-bearing liabilities comprised by deposits from 82 percent for the six months ended September 30, 2002 to 84 percent for the comparable period of 2003. The average balance of total deposits increased $142.1 million from $2.20 billion for the six months ended September 30, 2002 to $2.35 billion for the comparable period of 2003. The average balance of  FHLB advances and other borrowings decreased $29.1 million from $488.0 million for the six months ended September 30, 2002 to $458.9 million for the comparable period of 2003.

The average cost of deposits decreased from 2.60% for the six months ended September 30, 2002, to 1.66% for the comparable period of 2003, reflecting strong growth in the lower cost categories of deposits coupled with the decrease in the general level of market interest rates. The average balance of core deposits increased $255.7 million from $1.20 billion or 54 percent of average total deposits for the six months ended September 30, 2002 to $1.45 billion or 62% of average total deposits for the comparable period of 2003. The average cost of core deposits was 1.86% for the six months ended September 30, 2002, compared to 1.00% for the comparable period of 2003.

Provision for Loan Losses

Provision for loan losses was $2.3 million for the six months ended September 30, 2003, compared to $2.5 million for the comparable period of 2002.

The provision for loan losses and the adequacy of the allowance for loan losses are the result of management's periodic analysis of losses inherent in the loan portfolio.  For additional discussion on the allowance for loan losses, see "Comparison of Financial Condition at September 30, 2003 and March 31, 2003."

Non-Interest Income

Non-interest income increased from $8.8 million for the six months ended September 30, 2002, to $11.2 million for the comparable period of 2003.

Reflecting the growth in core deposits, deposit and related fees increased $302,000 from $5.4 million for the six months ended September 30, 2002 to $5.7 million for the comparable period of 2003.

The increase in loan and servicing fees from $2.6 million for the six months ended September 30, 2002 to $3.4 million for the comparable period of 2003 reflects the increase in fees associated with the loan repayments noted earlier. The increase in gain on sale of loans, net from $123,000 for the six months ended September 30, 2002 to $642,000 for the six months ended September 30, 2003, reflects loan sales of $25.9 million and $2.2 million for the six months ended September 30, 2003 and 2002, respectively. Loan and servicing fees income is shown net of MSR asset amortization of $61,000 and $137,000 for the six months ended September 30, 2003 and 2002, respectively.

During the six months ended September 30, 2002, the Company incurred a net loss of $442,000 on trading securities activity.  To meet current investment objectives, the Company completed the liquidation of its entire portfolio of trading securities during the quarter ended March 31, 2003.

Non-Interest Expense

Non-interest expense increased from $32.3 million for the six months ended September 30, 2002, to $37.6 million for the comparable period of 2003.

G&A expense increased from $32.5 million or 2.16%, on an annualized basis, of average assets for the six months ended September 30, 2002, to $37.6 million or 2.39%, on an annualized basis, of average assets for the comparable period of 2003.  Compensation and benefits increased $2.8 million from $18.6 million for the six months ended September 30, 2002, to $21.4 million for the comparable period of 2003.  The $2.8 million increase in compensation and benefits was primarily due to the increase in FTEs, an increase in annual incentive compensation based on the Company's strong performance and an increase in ESOP expense resulting from the increase in the Company's stock price.

Income Taxes

Income taxes were $13.9 million for the six months ended September 30, 2003, compared to $12.2 million for the comparable period of 2002. The effective tax rates were 42.3% and 41.3% for the six months ended September 30, 2003 and 2002, respectively.

Comparison of Financial Condition at September 30, 2003 and March 31, 2003

Total assets decreased $51.4 million from $3.15 billion at March 31, 2003, to $3.20 billion at September 30, 2003. Loans receivable, net increased $43.2 million from $2.69 billion at March 31, 2003 to $2.73 billion at September 30, 2003.  The aggregate balance of securities decreased $15.1 million from $330.3 million at March 31, 2003 to $315.2 million at September 30, 2003.

Non-accrual loans increased to $22.5 million or 0.69 percent of gross loans at September 30, 2003, from $18.6 million or 0.59 percent of gross loans at March 31, 2003. Non-accrual loans at September 30, 2003, include a $4.5 million commercial business loan to an investment company.  The Company has determined this credit is impaired, has placed it on non-accrual status and taken this status into account in determining the adequacy of the allowance for loan losses at September 30, 2003.  During the current quarter, $3.4 million of the $5.5 million of tract construction loans on the residential subdivision located in La Quinta, California were paid-off.  The remaining $2.1 million remains on non-accrual status.  However, the Company presently expects to collect all principal amounts due upon sale of the property by the borrower.

At September 30, 2003, the allowance for loan losses was $30.4 million or 0.93 percent of gross loans and 135 percent of non-accrual loans compared to $31.1 million or 0.99 percent of gross loans and 168 percent of non-accrual loans at March 31, 2003.

The allowance for loan losses is maintained at an amount management considers adequate to cover probable losses on loans receivable.  The determination of the adequacy of the allowance for loan losses is influenced to a significant degree by the evaluation of the loan portfolio by the Company's Internal Asset Review (IAR) function.  The IAR system is designed to identify problem loans and probable losses prior to loans becoming ninety days past due.  As the Company's loan portfolio has become comprised to a greater degree by the Four-Cs, the IAR function has become increasingly important not only for the timely and accurate identification of probable losses, but also to minimize the Company's exposure to such losses through early intervention.  Among the factors taken into account by the IAR function in identifying probable losses and determining the adequacy of the allowance for loan losses are the nature, level and severity of classified assets; historical loss experience adjusted for current economic conditions and composition of the loan portfolio by type.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. The Company will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in asset quality, portfolio composition and other factors dictate.

The following table sets forth activity in the Company's allowance for loan losses.

	Three months ended		Six months ended

	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Beginning balance

	$29,223	$31,982	$31,121	$31,359
Provision for loan losses	1,645	1,500	2,305	2,500
Charge-offs	(469)	(4,780)	(3,103)	(5,159)
Recoveries	22	464	98	466
Ending balance	$30,421	$29,166	$30,421	$29,166

Charge-offs of $3.1 million for the six months ended September 30, 2003 included $2.1 million relating to a commercial business loan to a jewelry store chain that was foreclosed upon and $319,000 relating to participating interests in two commercial aircraft leases that were repurchased by the lead lender. The Company has no additional credit exposure to the jewelry or commercial aircraft sectors.  These charge-offs were fully anticipated in determining the adequacy of the allowance for loan losses at March 31, 2003, and resulted in total charge-offs for the six months ended September 30, 2003 exceeding the provision for loan losses as a result, the allowance for loan losses decreased $700,000 between March 31, and September 30, 2003.  Excluding the reductions in non-accrual loans and the allowance for loan losses arising from the final disposition of the aircraft leases and jewelry store loan, the changes in non-accrual loans and the allowance for loan losses would have been "directionally consistent", increasing $9.8 million and $1.7 million, respectively, between March 31 and September 30, 2003.  Charge-offs of $5.2 million for the six months ended September 30, 2002 included $4.5 million applicable to a $4.9 million participating interest in a $17.4 million commercial loan to a Southern California garment manufacturer.

Total liabilities increased $28.5 million from $2.88 billion at March 31, 2003 to $2.91 billion at September 30, 2003. Deposits increased $31.0 million from $2.33 billion at March 31, 2003 to $2.36 billion at September 30, 2003. Core deposits increased $92.3 million from $1.40 billion or 60 percent of total deposits at March 31, 2003 to $1.50 billion or 63 percent of total deposits at September 30, 2003.  FHLB advances and other borrowings increased $21.6 million from $485.4 million at March 31, 2003 to $507.0 million at September 30, 2003.

Total stockholders' equity was $296.0 million at September 30, 2003 compared to $273.1 million at March 31, 2003. The $22.9 million increase in total stockholders' equity was comprised principally of a $14.8 million increase in retained earnings, substantially restricted, a $4.5 million increase in additional paid-in-capital, a $2.7 million decrease in accumulated other comprehensive losses and a $930,000 decrease in unearned stock-based compensation. The $14.8 million increase in retained earnings, substantially restricted, reflects the $18.9 million of net earnings for the six months ended September 30, 2003, partially offset by: 1) $1.1 million applicable to a quarterly cash dividend of $0.07 (adjusted for the 40 percent stock split effected as a stock dividend, paid on September 5, 2003) per common share paid on June 27, 2003, to shareholders of record as of June 13, 2003; 2) $2.6 million applicable to a quarterly cash dividend of $0.16 per common share paid on September 26, 2003 to shareholders of record as of September 12, 2003; 3) $395,000 representing the amount paid by the Company in excess of the original issuance price for 23,100 shares of common stock repurchased during the period; and 4) $47,000 representing the par of value of the shares issued pursuant to the 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003.

The $4.5 million increase in additional paid-in-capital reflects the exercise of 118,806 stock options issued to employees, along with the associated tax benefit to the Company and the amortization of shares under the Company's stock based compensation plans, partially offset by $165,000 representing the original issuance price of the 23,100 shares of repurchased common stock. The $2.7 million decrease in accumulated other comprehensive losses reflects a reduction in the unrealized loss, net of tax on available-for-sale securities from $5.0 million at March 31, 2003 to $2.4 million at September 30, 2003. The $930,000 decrease in unearned stock-based compensation reflects the amortization of unearned compensation under the Company's ESOP.

During the six months ended September 30, 2003, the Company repurchased 23,100 shares of its common stock at a weighted average price of $24.26 per share.  The Company did not repurchase any of its common stock during the three months ended September 30, 2003.  During the three months ended September 30, 2003, the Company retired 12,856,574 shares of common stock that had been repurchased in prior periods and held as treasury stock.

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

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash flows provided by operating activities were $6.3 million for the six months ended September 30, 2003, compared to net cash flows provided by operating activities of $26.6 million for the comparable period of the prior year.  The decrease in net cash provided by operating activities for the six months ended September 30, 2003 compared to the same period last year is due primarily to an increase in the volume of loans originated for sale from $2.6 million for the six months ended September 30, 2002 to $23.2 million for the comparable period of 2003 and to a decrease in accrued expenses and other liabilities of $25.3 million during the six months ended September 30, 2003 as compared to an increase of $2.9 million during the six months ended September 30, 2002.  The $25.3 million decrease in accrued expenses and other liabilities between March 31 and September 30, 2003 was attributable to the Company's application of trade date accounting to $35.8 million of securities purchased but not yet settled as of March 31, 2003.

Investing activities consist primarily of disbursements for originations and purchases of loans held for investment and purchases of securities, offset by principal payments on loans, and proceeds from maturation, paydowns and sales of securities.

The following items summarize the major components of the Company's investing activities. For the six months ended September 30, 2003 disbursements for originations and purchases of loans held for investment were $1.12 billion and $272.1 million, respectively, compared to $886.1 million and $135.3 million, respectively, for the comparable period of 2002.  For the six months ended September 30, 2003 and 2002, disbursements for purchases of securities were $85.7 million and $35.1 million, respectively. Proceeds from paydowns on loans held for investment and proceeds from maturation, paydowns and sales of securities were $1.26 billion and $101.4 million, respectively for the six months ended September 30, 2003, compared to $866.3 million and $66.0 million, respectively for the comparable period of 2002.

Net cash provided by (used in) financing activities consisted primarily of net activity in deposits and FHLB advances. The net increases (decreases) in deposits and FHLB advances and other borrowings were $31.0 million and $21.6 million and $84.1 million and $(115.0) million for the six months ended September 30, 2003 and 2002, respectively.

At September 30, 2003, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $257.8 million, or 8.12% of adjusted total assets, which is above the required level of $47.6 million, or 1.5%; core capital of $257.8 million, or 8.12% of adjusted total assets, which is above the required level of $127.0 million, or 4.0%; and total risk-based capital of $284.0 million, or 11.83% of risk-weighted assets, which is above the required level of $192.0 million, or 8.0%.

The Company's most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.  At September 30, 2003, cash and cash equivalents totaled $77.1 million.  The Company has other sources of liquidity if a need for additional funds arises, including the utilization of reverse repurchase agreements and FHLB advances. At September 30, 2003, the Company had $507.0 million of FHLB advances and other borrowings outstanding. Other sources of liquidity include investment securities maturing within one year.  The Company currently has no material contractual obligations or commitments for capital expenditures. At September 30, 2003, the Company had outstanding commitments to originate and purchase loans of $135.7 million and $103.3 million, respectively. The Company anticipates that it will have sufficient funds available to meet these commitments. At September 30, 2003, the Company had no outstanding commitments to purchase securities. CDs that are scheduled to mature in less than one year from September 30, 2003 totaled $545.4 million. The Company expects that a substantial portion of the monies represented by maturing CDs will be retained at maturity. FHLB advances and other borrowings maturing in less than one year from September 30, 2003 totaled $292.0 million. The Company expects that the majority of these maturing advances will be rolled into new advances upon maturity.

Segment Reporting

The Company, through its subsidiaries, provides a broad range of financial services to individuals and companies located primarily in Southern California.  These services include demand, time, and savings deposits; real estate, business and consumer lending; cash management; trust and investment advisory services; and diversified financial services for the building industry.  While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The Company's management believes there have been no significant changes to the Company's qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the six months ended September 30, 2003.

Item 4. Controls and Procedures

Management, including the Company's Chief Executive Officer and Chief Financial Officer, have carried out an examination of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed , summarized and reported as and when required.  There have been no significant changes in the Company's internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION PFF BANCORP, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.
The Company and subsidiaries have been named as defendants in ordinary routine litigation incidental to the Company's business. The outcome of the lawsuits cannot be predicted, but the company intends to vigorously defend the actions and is of the opinion that the lawsuits will not have a material adverse effect on the Company.

Item 2.	Changes in Securities and Use of Proceeds.
None
Item 3.	Defaults Upon Senior Securities.
None
Item 4.	Submission of Matters to a Vote of Security holders.
The Company held its annual meeting on September 16, 2003. The proposals submitted to shareholders and the tabulation of votes were as follows:
1.) Election of directors of the Company for three year terms
Nominees	Number of Votes For (i)	Number of Votes Withheld (i)
Stephen C. Morgan	14,677,575	157,797
Jil H. Stark	14,689,592	145,779
Royce A. Stutzman	14,650,642	184,730

The Directors whose terms continued and the years their terms expire are as follows:

Continuing Directors	Year Term Expires
Donald R. DesCombes	2004
Larry M. Rinehart	2004
Curtis W. Morris	2005
Robert W. Burwell	2005
2.) Ratification of KPMG LLP as the Company's independent auditor.

Number of Votes For (i)	Number of Votes Against (i)	Number of Votes Abstaining (i)
14,502,159	228,200	105,013

(i) Adjusted for the 40 percent stock split effected as a stock dividend, paid on September 5, 2003

Item 5.	Other Information
None

Item 6.

Exhibits and Reports on Form 8-K.

(a)(3)

(a)	The following exhibits are filed as part of this report:

3.1	Certificate of Incorporation of PFF Bancorp, Inc. *
3.2	Bylaws of PFF Bancorp, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

(b)	Reports on Form 8-K

The Company furnished a report on Form 8-K dated July 17, 2003, announcing the Company's earnings for the three months ended June 30, 2003, under Item 12.  A copy of the press release dated July 17, 2003, describing annual earnings and including the Company's consolidated balance sheets as of June 30, 2003 and March 31, 2003, consolidated statements of earnings for the three months ended June 30, 2003 and 2002 and selected ratios and other data was attached under Item 7.

The Company furnished a report on Form 8-K dated July 21, 2003, announcing a revision to the Company's Loan Sales totals included in its June 30, 2003 earnings release issued on July 17, 2003, under Item 12.    A copy of the press release dated July 21, 2003, describing the revision to loan totals and including the Company's consolidated balance sheets as of June 30, 2003 and March 31, 2003, consolidated statements of earnings for the three months ended June 30, 2003 and 2002 and selected ratios and other data was attached under Item 7.

The Company furnished a report on Form 8-K dated July 23, 2003, announcing the declaration of a 40 percent stock split effected in the form of a stock dividend payable on September 5, 2003, to shareholders of record as of the close of business on August 15, 2003, under Item 9.  A copy of the press release dated July 23, 2003, describing the 40 percent stock split effected in the form of a stock dividend was attached under Item 7.

The Company furnished a report on Form 8-K dated August 12, 2003, announcing the Company had met with analysts and investors.  The Company's presentation was attached as Exhibit 99.1, under Item 9.   A copy of the press release dated August 12, 2003, with the Company's presentation is attached under Item 7.

The Company filed a report on Form 8-K dated September 15, 2003, announcing that it was recently featured on the television (New York ABC Affiliate) news program Business Now, under Item 5.  A copy of the press release dated September 15, 2003, describing the news program was attached under Item 7.

_________________________
*Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on December 8, 1995, SEC Registration Number 33-80259.

PFF BANCORP, INC. AND SUBSIDIARIES SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: November 12, 2003	BY: /s/ LARRY M. RINEHART
Larry M. Rinehart President, Chief Executive Officer and Director

DATED: November 12, 2003	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer