Form 10-Q
period 2003-12-31
PFF BANCORP INC
filed 2004-02-12
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10‑Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 16,878,656 shares of common stock, par value $.01 per share, outstanding as of February 6, 2004.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Table of Contents

PART I --FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	December 31, 2003	March 31, 2003

Assets

Cash and cash equivalents	$ 37,791	$ 50,323
Loans held for sale at lower of cost or fair value	1,720	3,327
Investment securities held-to-maturity (estimated fair value of $5,898 at December 31, 2003, and $5,957 at March 31, 2003)	5,745	5,753
Investment securities available-for-sale, at fair value	63,352	94,094
Mortgage-backed securities available-for-sale, at fair value	284,061	215,266
Collateralized mortgage obligations available-for-sale, at fair value	-	15,200
Loans receivable, net	2,971,474	2,688,950
Federal Home Loan Bank (FHLB) stock, at cost	36,250	26,610
Accrued interest receivable	13,715	14,162
Assets acquired through foreclosure, net	807	75
Property and equipment, net	26,480	23,325
Prepaid expenses and other assets	19,024	16,939

Total assets	$ 3,460,419	$ 3,154,024

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$ 2,379,080	$ 2,326,108
FHLB advances and other borrowings	722,000	485,385
Accrued expenses and other liabilities	45,653	69,399

Total liabilities	3,146,733	2,880,892
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 16,869,879 and 29,311,177; outstanding 16,869,879 and 16,477,453 at December 31, 2003, and March 31, 2003, respectively	167	208
Additional paid-in capital	144,177	131,770
Retained earnings, substantially restricted	173,549	150,282
Unearned stock-based compensation	(2,579)	(3,996)
Treasury stock (none and 12,833,474 at December 31, 2003, and March 31, 2003)	-	(92)
Accumulated other comprehensive losses	(1,628)	(5,040)

Total stockholders' equity	313,686	273,132

Total liabilities and stockholders' equity	$ 3,460,419	$ 3,154,024

                                          See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2003	2002	2003	2002

Interest income:
Loans receivable	$ 41,632	$ 42,510	$ 123,126	$ 127,965
Mortgage-backed securities	2,476	1,663	6,421	6,408
Collateralized mortgage obligations	-	(259)	(327)	689
Investment securities and deposits	1,009	1,742	3,117	5,705

Total interest income	45,117	45,656	132,337	140,767

Interest expense:
Deposits	8,717	12,784	28,203	41,511
Borrowings	2,861	4,737	9,120	15,540

Total interest expense	11,578	17,521	37,323	57,051

Net interest income	33,539	28,135	95,014	83,716
Provision for loan losses	120	500	2,425	3,000

Net interest income after provision for loan losses	33,419	27,635	92,589	80,716

Non-interest income:
Deposit and related fees	2,820	2,524	8,503	7,905
Loan and servicing fees	1,779	1,403	5,166	3,971
Trust fees	597	538	1,760	1,621
Gain on sale of loans, net	58	69	700	192
Gain on sale of securities, net	1,524	-	1,641	-
Loss on trading securities, net	-	(80)	-	(522)
Other non-interest income	357	463	558	547

Total non-interest income	7,135	4,917	18,328	13,714

Non-interest expense:
General and administrative:
Compensation and benefits	12,657	9,249	34,038	27,870
Occupancy and equipment	3,380	3,203	9,509	8,944
Marketing and professional services	2,003	2,185	6,148	5,664
Other non-interest expense	3,020	2,835	8,929	7,471

Total general and administrative	21,060	17,472	58,624	49,949
Foreclosed asset operations, net	302	6	303	(122)

Total non-interest expense	21,362	17,478	58,927	49,827

Earnings before income taxes	19,192	15,074	51,990	44,603
Income taxes	8,106	6,387	21,971	18,596

Net earnings	$ 11,086	$ 8,687	$ 30,019	$ 26,007

Basic earnings per share	$ 0.69	$ 0.52	$ 1.88	$ 1.52

Weighted average shares outstanding for basic earnings per share calculation	16,146,432	16,676,915	15,967,434	17,151,334

Diluted earnings per share	$ 0.66	$ 0.50	$ 1.81	$ 1.46

Weighted average shares outstanding for diluted earnings per share calculation	16,864,143	17,356,871	16,615,556	17,852,384

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2003	2002	2003	2002

Net earnings	$ 11,086	$ 8,687	$ 30,019	$ 26,007

Other comprehensive earnings, net of income taxes of $2,434 and $1,388 at December 31, 2003 and 2002, respectively:
Unrealized gains (losses) on securities Available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	3,712	283	4,139	1,242
Collateralized mortgage obligations available-for-sale, at fair value	-	288	213	(302)
Mortgage-backed securities available-for-sale, at fair value	(827)	(405)	(1,760)	919
Reclassification of realized gains (losses) included in earnings	(2,139)	12	820	37

Other comprehensive earnings	746	178	3,412	1,896

Comprehensive earnings	$ 11,832	$ 8,865	$ 33,431	$ 27,903

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Losses	Total

Balance at March 31, 2003	16,477,453	$ 208	$ 131,770	$ 150,282	$ (3,996)	$ (92)	$ (5,040)	$ 273,132

Net earnings	-	-	-	30,019	-	-	-	30,019
Purchases of treasury stock	(23,100)	-	(165)	(395)	-	-	-	(560)
Amortization under stock-based compensation plans	-	-	4,602	-	1,417	-	-	6,019
Stock options exercised	415,526	4	4,546	-	-	-	-	4,550
Forty percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003	-	47	-	(47)	-	-	-	-
Cash dividends ($0.07 per share paid for June 2003, $0.16 per share paid for September 2003 and $0.16 per share paid for December 2003) (1)	-	-	-	(6,310)	-	-	-	(6,310)
Treasury stock retirement	-	(92)	-	-	-	92	-	-
Other comprehensive earnings, net of income tax	-	-	-	-	-	-	3,412	3,412
Tax benefit from exercise of stock options	-	-	3,424	-	-	-	-	3,424

Balance at December 31, 2003	16,869,879	$ 167	$ 144,177	$ 173,549	$ (2,579)	$ -	$ (1,628)	$ 313,686

(1) June 2003 cash dividend per share rate has been adjusted for the 40 percent stock split effected as a stock dividend, paid on September 5, 2003, to shareholders of record on August 15, 2003.

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$ 30,019	$ 26,007
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization of premiums, net of discount accretion, on loans and securities	1,817	1,176
Amortization of deferred loan origination fees	485	1,244
Loan fees collected	801	427
Dividends on FHLB stock	(878)	(1,346)
Provisions for loan losses	2,425	3,000
Provisions for losses on foreclosed property	191	-
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(2,249)	(344)
Losses on trading securities	-	522
Depreciation and amortization of property and equipment	2,287	2,054
Loans originated for sale	(36,533)	(12,149)
Proceeds from sale of loans held-for-sale	38,748	3,661
Amortization of unearned stock-based compensation	6,019	3,849
Increase (decrease) in accrued expenses and other liabilities	(22,641)	7,220
(Increase) decrease in:
Accrued interest receivable	447	1,560
Prepaid expenses and other assets	(2,085)	(1,642)

Net cash provided by operating activities	18,853	35,239

Cash flows from investing activities:
Loans originated for investment	(1,599,219)	(1,385,750)
Increase in construction loans in process	58,624	105,360
Purchases of loans held-for-investment	(615,567)	(259,816)
Principal payments on loans	1,869,744	1,370,878
Principal payments on mortgage-backed securities available-for-sale	70,109	80,368
Principal payments on collateralized mortgage obligations available-for-sale	15,199	26,479
Purchases of investment securities held-to-maturity	-	(5,056)
Purchases of investment securities available-for-sale	(35,514)	(30,022)
Purchases of FHLB stock	(10,130)	-
Redemption of FHLB stock	1,368	9,661
Purchases of mortgage-backed securities available-for-sale	(144,943)	-
		(Continued)

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,

	2003	2002

Proceeds from maturities of investment securities available-for-sale	$ 70	$ -
Proceeds from sale of investment securities available-for-sale	76,273	43,645
Proceeds from sale of real estate	840	1,010
Purchases of property and equipment	(5,506)	(4,052)

Net cash used in investing activities	(318,652)	(47,295)

Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	922,300	181,000
Repayment of FHLB advances and other borrowings	(685,685)	(306,000)
Net change in deposits	52,972	121,797
Proceeds from exercise of stock options	4,550	5,995
Cash dividends	(6,310)	(3,152)
Purchases of treasury stock	(560)	(47,015)
Net cash provided by (used in) financing activities	287,267	(47,375)
Net decrease in cash and cash equivalents	(12,532)	(59,431)
Cash and cash equivalents, beginning of period	50,323	105,965

Cash and cash equivalents, end of period	$ 37,791	$ 46,534

Supplemental information:
Interest paid, including interest credited	$ 38,004	$ 59,092
Income taxes paid	$ 15,250	$ 12,150
Non-cash investing and financing activities:
Net transfers from loans receivable to assets acquired through foreclosure	$ 1,699	$ 629
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

The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2004.

These interim consolidated financial statements should be read in conjunction with the Company's financial statements, and the notes thereto, for the year ended March 31, 2003, which are incorporated by reference in the Company's Form 10-K for the year ended March 31, 2003.

(2) New Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of accounting policy decisions with respect to stock-based employee compensation.  Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information.  The Company is in the process of evaluating the adoption of the fair value method.

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

PFF BANCORP, INC.  AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

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

Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46") (as revised by FIN-46R), provides guidance to improve financial reporting for variable interest entities, off-balance sheet structures and similar entities.  FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both.  Prior to FIN 46-R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46-R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46-R apply to all special purpose entities by the end of the first reporting period that ends after December 15, 2003.  The provisions of FIN 46-R for the variable interest entities that are not special purpose entities are required to be applied by the first reporting period that ends after March 15, 2004.  The implementation of FIN 46-R has not had a significant impact on the Company.

PFF BANCORP, INC.  AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

(3) Stock Option Plans

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

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

(Dollars in thousands, except per share data)
Net earnings:
As reported	$ 11,086	$ 8,687	$ 30,019	$ 26,007
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,434	758	3,475	2,244
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,565)	(1,174)	(4,432)	(3,557)

Pro forma net earnings	$ 10,955	$ 8,271	$ 29,062	$ 24,694

Earnings per share
Basic - as reported	$ 0.69	$ 0.52	$ 1.88	$ 1.52

Basic - pro forma	$ 0.68	$ 0.50	$ 1.82	$ 1.44

Diluted - as reported	$ 0.66	$ 0.50	$ 1.81	$ 1.46

Diluted - pro forma	$ 0.65	$ 0.48	$ 1.75	$ 1.38

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for PFF Bancorp, Inc. for the three months ended December 31, 2003.

	For the Three Months Ended December 31,

	2003 (a)			2002 (b)

	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount

	(Dollars in thousands, except per share data)

Net Earnings	$ 11,086			$ 8,687

Basic EPS
Earnings available to common stockholders	11,086	16,146,432	$ 0.69	8,687	16,676,915	$ 0.52

Effect of Dilutive Securities
Options and Stock Awards		717,711			679,956

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 11,086	16,864,143	$ 0.66	$ 8,687	17,356,871	$ 0.50

(a)

Options to purchase 10,000 shares of common stock at a weighted average price of $37.43 per share were outstanding during the three month period ending December 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares.  The options, which expire on November 25, 2013, were outstanding at December 31, 2003.

(b)

Options to purchase 50,540 shares of common stock at a weighted average price of $23.29 per share were outstanding during the three month period ending December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares.  The options, which expire on July 24 and December 19, 2012, were outstanding at December 31, 2002.

PFF BANCORP, INC.  AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for PFF Bancorp, Inc. for the nine months ended December 31, 2003.

	For the Nine Months Ended December 31,

	2003 (a)			2002 (b)

	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount

	(Dollars in thousands, except per share data)

Net Earnings	$ 30,019			$ 26,007

Basic EPS
Earnings available to common stockholders	30,019	15,967,434	$ 1.88	26,007	17,151,334	$ 1.52

Effect of Dilutive Securities
Options and Stock Awards		648,122			701,050

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 30,019	16,615,556	$ 1.81	$ 26,007	17,852,384	$ 1.46

(a)

Options to purchase 10,000 shares of common stock at a weighted average price of $37.43 per share were outstanding during the nine month period ending December 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares.  The options, which expire on November 25, 2013, were outstanding at December 31, 2003.

(b)

Options to purchase 36,340 shares of common stock at a weighted average price of $23.39 per share were outstanding during the nine month period ending December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares.  The options, which expire on December 19, 2012, were outstanding at December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to the Company for the three months ended December 31, 2003 and 2002.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended December 31,

	2003			2002

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 47,922	$ 108	0.89%	$ 31,101	$ 119	1.52%
Investment securities, net	75,241	587	3.10	116,795	1,256	4.27
Mortgage-backed securities, net	253,130	2,476	3.91	123,701	1,663	5.38
Collateralized mortgage obligations, net	-	-	-	51,465	(259)	(2.01)
Loans receivable, net	2,794,174	41,632	5.94	2,616,499	42,510	6.48
FHLB stock	28,589	314	4.36	27,415	367	5.31

Total interest-earning assets	3,199,056	45,117	5.63	2,966,976	45,656	6.14
Non-interest-earning assets	167,052			70,397

Total assets	$3,366,108			$3,037,373

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 154,077	120	0.31	$ 132,225	208	0.62
Money market accounts	556,461	1,835	1.31	458,080	2,322	2.01
NOW and other demand deposit accounts	814,239	1,437	0.70	735,755	2,617	1.41
Certificate accounts	847,166	5,325	2.49	958,861	7,637	3.16

Total	2,371,943	8,717	1.46	2,284,921	12,784	2.22
FHLB advances and other borrowings	557,600	2,861	2.04	438,818	4,737	4.28

Total interest-bearing liabilities	2,929,543	11,578	1.57	2,723,739	17,521	2.55

Non-interest-bearing liabilities	128,891			32,316

Total liabilities	3,058,434			2,756,055
Stockholders' Equity	307,674			281,318

Total liabilities and stockholders' equity	$3,366,108			$3,037,373

Net interest income		$ 33,539			$ 28,135

Net interest spread			4.06			3.59
Effective interest spread			4.19			3.79
Ratio of interest-earning assets to interest-bearing liabilities	109.20%			108.93%

Average Balance Sheets

The following table sets forth certain information relating to the Company for the nine months ended December 31, 2003 and 2002.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Nine Months Ended December 31,

	2003			2002

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 44,726	$ 274	0.81%	$ 50,371	$ 606	1.60%
Investment securities, net	74,628	2,010	3.57	120,100	3,852	4.26
Mortgage-backed securities, net	229,491	6,421	3.73	150,617	6,408	5.67
Collateralized mortgage obligations, net	3,370	(327)	(12.94)	57,739	689	1.59
Loans receivable, net	2,720,864	123,126	6.02	2,545,781	127,965	6.69
FHLB stock	27,156	833	4.07	30,250	1,247	5.47

Total interest-earning assets	3,100,235	132,337	5.68	2,954,858	140,767	6.34
Non-interest-earning assets	121,422			66,083

Total assets	$3,221,657			$3,020,941

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 150,790	406	0.36	$ 131,415	750	0.76
Money market accounts	514,860	5,263	1.36	449,059	7,779	2.30
NOW and other demand deposit accounts	810,658	4,988	0.82	659,215	7,788	1.57
Certificate accounts	878,382	17,546	2.65	991,352	25,194	3.37

Total	2,354,690	28,203	1.59	2,231,041	41,511	2.47
FHLB advances and other borrowings	491,801	9,120	2.46	471,595	15,540	4.37

Total interest-bearing liabilities	2,846,491	37,323	1.74	2,702,636	57,051	2.80

Non-interest-bearing liabilities	80,996			28,791

Total liabilities	2,927,487			2,731,427
Stockholders' Equity	294,170			289,514

Total liabilities and stockholders' equity	$3,221,657			$3,020,941

Net interest income		$ 95,014			$ 83,716

Net interest spread			3.94			3.54
Effective interest spread			4.09			3.78
Ratio of interest-earning assets to interest-bearing liabilities	108.91%			109.33%

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

	Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002				Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

	Increase (Decrease) Due to				Increase (Decrease) Due to

	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net

	(In thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 64	(49)	(26)	(11)	$ (68)	(299)	35	(332)
Investment securities, net	(447)	(346)	124	(669)	(1,459)	(620)	237	(1,842)
Mortgage-backed securities, net	1,741	(454)	(474)	813	3,354	(2,191)	(1,150)	13
Collateralized mortgage obligations, net	259	259	(259)	259	(648)	(6,291)	5,923	(1,016)
Loans receivable, net	2,878	(3,504)	(252)	(878)	8,785	(12,703)	(921)	(4,839)
FHLB stock	16	(66)	(3)	(53)	(128)	(319)	33	(414)

Total interest-earning assets	4,511	(4,160)	(890)	(539)	9,836	(22,423)	4,157	(8,430)

Interest-bearing liabilities:
Savings accounts	34	(104)	(18)	(88)	111	(399)	(56)	(344)
Money market accounts	498	(810)	(175)	(487)	1,140	(3,191)	(465)	(2,516)
NOW and other demand deposit accounts	279	(1,316)	(143)	(1,180)	1,791	(3,742)	(849)	(2,800)
Certificate accounts	(890)	(1,610)	188	(2,312)	(2,868)	(5,368)	588	(7,648)
FHLB advances and other borrowings	1,281	(2,482)	(675)	(1,876)	665	(6,782)	(303)	(6,420)

Total interest-bearing liabilities	1,202	(6,322)	(823)	(5,943)	839	(19,482)	(1,085)	(19,728)

Change in net interest income	$ 3,309	2,162	(67)	5,404	$ 8,997	(2,941)	5,242	11,298

Forward-Looking Statements

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions may identify these forward-looking statements.  Actual results could differ materially from such forward-looking statements contained herein.  Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); other factors affecting the Company's operations, markets, products and services; and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Critical Accounting Policies

The Company's management has established various accounting policies which govern the application of accounting principles generally accepted in the United Sates of America in the preparation of the consolidated financial statements.  The significant accounting policies are described in the Company's Annual Report on Form 10-K for the year ended March 31, 2003 and there has not been any material change in those policies since that date, other than changes discussed in this report.  Certain accounting policies require significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which management of the Company believes are reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods.

The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

  Allowance for loan losses.  For further information, see "Comparison of Financial Condition at December 31, 2003 and March 31, 2003" in this report and "Item 1 - Lending Activities - Allowance for Loan Losses" as found in the Company's March 31, 2003 Annual Report on From 10-K.
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

Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002

General

The following discussion compares the results of operations for the three months ended December 31, 2003, with the corresponding period of 2002. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

The Company recorded net earnings of $11.1 million or $0.66 per diluted share for the three months ended December 31, 2003 compared to net earnings of $8.7 million or $0.50 per diluted share for the comparable period of 2002 (adjusted for the 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003).

Net interest income increased $5.4 million to $33.5 million for the three months ended December 31, 2003. The increase in net interest income reflects a combination of expansion in net interest spread and growth in average interest-earning assets.  Net interest spread expanded 47 basis points to 4.06% for the three months ended December 31, 2003.  The 47 basis point expansion in net interest spread was due to a 98 basis point decrease in the average cost of interest-bearing liabilities partially offset by a 51 basis point decrease in average yield on interest-earning assets. While the directional movement of yields and costs reflects the reduction in the general level of interest rates, the expansion in net interest spread is principally attributable to:

  The Company's continuing success in increasing the proportion of its deposit portfolio comprised by lower cost passbook, money market, NOW and other demand accounts (collectively "core deposits") is enhancing the downward bias to funding costs; and
  The Company's success in maintaining a substantial portion of its loan portfolio in construction, commercial real estate, commercial business and real estate based consumer loans (collectively the "Four Cs") is continuing to provide higher yields than would be earned on one-to-four family residential mortgages.  These higher yields are derived from both the higher contractual rates earned on these loans and the positive impact on yield arising from the accelerated accretion of loan fees received given the relatively rapid turnover of the Four-Cs, particularly the construction loans.  This rapid turnover reflects the robust level of housing activity in the Company's market area.

Average interest-earning assets increased $232.1 million to $3.20 billion for the three months ended December 31, 2003, while average interest-bearing liabilities increased $205.8 million to $2.93 billion. Seventy-seven percent of the increase in average interest-earning assets was attributable to growth in the average balance of loans receivable, net.  Forty-two percent of the growth in average interest-bearing liabilities was in deposits with the remainder in FHLB advances and other borrowings.  Over the past several years, the Company's total asset base has remained relatively stable as growth in the loan portfolio has been offset by net paydowns in the aggregate balance of mortgage-backed securities, collateralized mortgage obligations ("CMO's") and investment securities (collectively "securities").  With securities down to the current target range of approximately ten percent of total assets, the Company has shifted its focus slightly to an increased emphasis on growth in total assets.

Provision for loan losses decreased from $500,000 for the three months ended December 31, 2002 to $120,000 for the comparable period of 2003, reflecting improvement in the overall level of asset quality.

Total non-interest income increased $2.2 million to $7.1 million for the three months ended December 31, 2003, due principally to $1.5 million of net gains on sales of securities during the current quarter.

Total non-interest expense increased $3.9 million to $21.4 million for the three months ended December 31, 2003.  Nearly ninety percent ($3.4 million) of the increase in total non-interest expense was in the area of compensation and benefits with approximately one-half of the $3.4 million attributable to stock-based benefits (principally the Employee Stock Ownership Plan "ESOP") which primarily resulted from the increase in the Company's stock price.

Interest Income

Interest income decreased $539,000 to $45.1 million for the three months ended December 31, 2003. The decrease in interest income was attributable to a 51 basis point decrease in average yield on interest-earning assets to 5.63% for the three months ended December 31, 2003.

Reflecting the lower interest rate environment, the average yield on loans receivable, net decreased 54 basis points to 5.94% for the three months ended December 31, 2003.  A substantial increase in loan portfolio turnover coupled with the continued lower interest rate environment has contributed significantly to the decrease in loan portfolio yield. As noted earlier, this high level of portfolio turnover creates a positive impact on yields arising from an acceleration of loan fee amortization on certain segments of the Company's loan portfolio.  However, this positive impact is not sufficient to fully offset the downward bias to yields arising from the pay off of older loans and the replacement of those loans with newer loans originated and purchased at lower prevailing market rates.  Loan originations and purchases were $488.5 million and $343.5 million for the three months ended December 31, 2003, compared to $509.3 million and $124.5 million, respectively, for the comparable period of 2002.  However, the Company's emphasis on growth in total interest-earning assets has required increased utilization of loan purchases.  Due to the unavailability of the Four-Cs product for purchase, virtually all of the Company's loan purchases are one-to-four family residential mortgages.  Loan principal repayments were $608.5 million and $504.6 million for the three months ended December 31, 2003 and 2002, respectively.

The average yield on securities increased 10 basis points to 3.73% for the three months ended December 31, 2003. The increase in the average yield on securities reflects a reduction in premium amortization net of discount accretion relating to prepayments on the portfolio partially offset by the decrease in the overall general level of interest rates. During the three months ended December 31, 2002, $768,000 of net premium amortization reduced the average yield on securities and average yield on interest-earning assets by 105 and 10 basis points, respectively.  During the comparable period of 2003, $343,000 of net premium amortization reduced the average yield on securities and average yield on interest-earning assets by 41 and 4 basis points, respectively.  At December 31, 2003,the Company's amortized cost basis of its securities portfolio as a percentage of current face value is 101%.

The average balance of loans receivable, net increased $177.7 million to $2.79 billion for the three months ended December 31, 2003 and the average balance of securities increased $36.4 million to $328.4 million. The proportion of total average interest-earning assets comprised of loans receivable, net remained relatively constant at 88 percent for the three months ended December 31, 2002 and 87 percent for the comparable period of 2003.  The Company's current strategy is to maintain securities at approximately ten percent of total average interest-earning assets. At December 31, 2003, securities were ten percent of total average interest earning assets.

Between the three months ended December 31, 2002 and 2003, the average disbursed balance of Four-Cs increased two percentage points to 47 percent of average loans receivable, net reflecting a $127.7 million increase in the average balance of the Four-Cs to $1.31 billion for the three months ended December 31, 2003.  Originations of the Four-Cs represented 79 percent and 85 percent, of total loan originations for the three months ended December 31, 2002 and 2003, respectively.  The increase in the percentage of total originations comprised by the Four-Cs reflects the Company's continuing emphasis on these product types.

Interest Expense

Interest expense decreased $5.9 million to $11.6 million for the three months ended December 31, 2003. The decrease in interest expense was attributable to a 98 basis point decrease in the average cost of interest-bearing liabilities to 1.57% for the three months ended December 31, 2003.

The 98 basis point decrease in the average cost of interest-bearing liabilities reflects a 76 basis point decrease in the average cost of deposits, and a 224 basis point decrease in the average cost of FHLB advances and other borrowings.

The Company's preferred vehicle for funding continues to be core deposits followed by certificate accounts.  However, the Company is equally concerned with remaining disciplined in its deposit pricing to both control overall cost of funds and minimize the potential for attracting non-relationship certificates of deposit from individuals or institutions seeking higher interest rates ("hot deposits").  Accordingly, rather than paying higher rates to attract potentially hot deposits, FHLB advances and other borrowings were used to fund a portion of the substantial asset growth noted earlier. This resulted in a decrease in the proportion of total average interest-bearing liabilities comprised by deposits from 84 percent for the three months ended December 31, 2002 to 81 percent for the comparable period of 2003.  Core deposits increased to 64 percent of average total deposits as the average balance of core deposits and total deposits increased $198.7 million and $87.0 million to $1.52 billion and $2.37 billion, respectively, for the three months ended December 31, 2003 while the average balance of FHLB advances and other borrowings increased $118.8 million to $557.6 million.

The average cost of deposits decreased 76 basis points to 1.46% for the three months ended December 31, 2003, reflecting strong growth in the lower cost categories of deposits coupled with the decrease in the general level of market interest rates. The average cost of core deposits decreased 66 basis points to 0.88% for the current period.

The Bank's growth in the average balance of core deposits between the three months ended December 31, 2002 and 2003 is related to a number of factors: (1) the opening of two new branches in Chino and Fontana, California, during the second quarter of fiscal 2003; (2) the continued overall reduction in the general level of interest rates which has reduced or eliminated the differential between rates offered on certificates of deposit ("CDs") and rates paid on certain core deposit accounts; and (3) the Bank's increased marketing of core deposit products.

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

Provision for Loan Losses

Provision for loan losses decreased from $500,000 for the three months ended December 31, 2002 to $120,000 for the comparable period of 2003.

The provision for loan losses and the adequacy of the allowance for loan losses are the result of management's periodic analysis of losses inherent in the loan portfolio.  For additional discussion on the allowance for loan losses, see "Comparison of Financial Condition at December 31, 2003 and March 31, 2003."

Non-Interest Income

Non-interest income increased $2.2 million to $7.1 million for the three months ended December 31, 2003.  During the three months ended December 31, 2003, the Company recorded a $1.5 million net gain from sales of various corporate debt and equity securities.  The sales were initiated primarily to reduce the Bancorp's investment in a marketable equity security, which has and continues to perform exceptionally well.  As a result of the exceptional price performance of this security, prudent risk diversification required that the investment be reduced, although not eliminated to reduce concentration in any single security.

Reflecting the growth in core deposits, deposit and related fees increased $296,000 to $2.8 million for the three months ended December 31, 2003.  The greatest growth in core deposits has been in the higher balance tiers of the interest-bearing checking and money market accounts on which there is less opportunity for the assessment of service charges.  Accordingly, the 12 percent growth in deposit and related fees should not be expected to mirror the 15 percent growth in the average balance of core deposits between the three months ended December 31, 2002 and 2003.

The $376,000 increase in loan and servicing fees to $1.8 million for the three months ended December 31, 2003 reflects the increase in fees associated with the loan repayments noted earlier.  The gains on sales of loans, net of $69,000 for the three months ended December 31, 2002 and $58,000 for the three months ended December 31, 2003, reflect the Company's policy of managing long-term interest rate risk exposure by selling virtually all of its 15 and 30 year fixed rate mortgage originations.  Loan sales were $12.2 million and $1.3 million for the three months ended December 31, 2003 and 2002, respectively. Loan and servicing fee income is shown net of originated mortgage servicing rights ("MSR") asset amortization of $32,000 and $18,000 for the three months ended December 31, 2003 and 2002, respectively.  At December 31, 2003, the Company's MSR asset balance is $409,000.

During the three months ended December 31, 2002, the Company incurred a net loss of $80,000 on trading securities activity.  To meet current investment objectives, the Company completed the liquidation of its entire portfolio of trading securities during the quarter ended March 31, 2003.

Non-Interest Expense

Non-interest expense increased $3.9 million to $21.4 million for the three months ended December 31, 2003.

Foreclosed asset operations expense, net, increased $296,000 to $302,000 for the current quarter primarily due to the additional write-down of $191,000 to the estimated net realizable value of jewelry inventory repossessed by the Bank.  The commercial business loan that gave rise to this repossessed jewelry inventory has been discussed in previous quarters' earnings releases as well as in the Company's March 31, 2003 Form 10-K.

General and administrative ("G&A") expense increased $3.6 million from $17.5 million or 2.30%, on an annualized basis, of average assets for the three months ended December 31, 2002 to $21.1 million or 2.50%, on an annualized basis, of average assets for the comparable period of 2003.  Ninety-five percent or $3.4 million of the increase in G&A expense was attributable to compensation and benefits, which increased to $12.7 million for the three months ended December 31, 2003.  The $3.4 million increase in compensation and benefits was primarily due to a $1.9 million increase in ESOP related benefit expense.  The Company's average Full-Time Equivalent ("FTE") employee count increased 7 to 622 for the three months ended December 31, 2003.  The complex and labor intensive nature of the Company's community banking operations has also required an increase in compensation levels for certain personnel with highly specialized and critical skills.

Income Taxes

Income taxes were $8.1 million for the three months ended December 31, 2003 compared to $6.4 million for the comparable period of 2002. The effective tax rates were 42.2% and 42.4% for the three months ended December  31, 2003 and 2002, respectively.

Comparison of Operating Results for the Nine Months Ended December 31, 2003 and 2002

General

The following discussion compares the results of operations for the nine months ended December 31, 2003, with the same period of 2002.  This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

The Company recorded net earnings of $30.0 million or $1.81 per diluted share for the nine months ended December 31, 2003 compared to net earnings of $26.0 million or $1.46 per diluted share for the comparable period of 2002 (adjusted for the 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003).

Net interest income increased $11.3 million to $95.0 million for the nine months ended December 31, 2003. The increase in net interest income reflects both expansion in net interest spread and growth in average interest-earning assets. Net interest spread expanded 40 basis points to 3.94% for the nine months ended December 31, 2003.  The 40 basis point expansion in net interest spread was due to a 106 basis point decrease in the average cost of interest-bearing liabilities partially offset by a 66 basis point decrease in the average yield on interest-earning assets.  Several of the reasons for this were discussed earlier in the comparison of operating results for the three months ended December 31, 2003 and 2002.  Average interest-earning assets increased $145.4 million to $3.10 billion for the nine months ended December 31, 2003, while average interest-bearing liabilities increased $143.9 million to $2.85 billion.

Provision for loan losses decreased from $3.0 million for the nine months ended December 31, 2002 to $2.4 million for the comparable period of 2003.

Total non-interest income increased $4.6 million to $18.3 million for the nine months ended December 31, 2003 due principally to: (1) the net gain on the sale of securities noted earlier; (2) higher levels of deposit and related fees arising from growth in core deposits; and (3) higher levels of loan and servicing fees arising from increased levels of repayment activity.  Total non-interest expense increased $9.1 million to $58.9 million for the nine months ended December 31, 2003, due principally to a $6.2 million increase in compensation and benefits.

Interest Income

Interest income decreased $8.4 million to $132.3 million for the nine months ended December 31, 2003.  The decrease in interest income was attributable to a 66 basis point decrease in average yield on interest-earning assets to 5.68% for the nine months ended December 31, 2003.

Reflecting the lower interest rate environment, the average yield on loans receivable, net decreased 67 basis points to 6.02% for the nine months ended December 31, 2003.  A substantial increase in loan portfolio turnover coupled with the lower interest rate environment has contributed significantly to the decrease in loan portfolio yield.  Loan originations and purchases were $1.64 billion and $615.6 million for the nine months ended December 31, 2003, compared to $1.40 billion and $259.8 million, respectively, for the comparable period of 2002.  Loan principal repayments were $1.87 billion and $1.37 billion for the nine months ended December 31, 2003 and 2002, respectively.

The average yield on securities fell 93 basis points to 3.51% for the nine months ended December 31, 2003.  The decrease in the average yield on securities also reflects the impact of the decrease in the general level of interest rates and an increase in net premium amortization.  During the nine months ended December 31, 2003, $1.8 million of premium amortization reduced the average yield on securities and interest-earning assets by 79 and 8 basis points, respectively.  During the comparable period of 2002, $1.2 million of premium amortization on securities reduced the average yield on securities and interest-earning assets by 48 and 6 basis points, respectively.

The proportion of total average interest-earning assets comprised of loans receivable, net increased two percentage points to 88 percent for the nine months ended December 31, 2003.  The average balance of loans receivable, net increased $175.1 million to $2.72 billion for the nine months ended December 31, 2003, while the average balance of securities decreased $21.0 million to $307.5 million.

Between the nine months ended December 31, 2002 and 2003, the average disbursed balance of the Four-Cs increased from 44 percent to 48 percent of average loans receivable, net.  This represents a $180.3 million increase in the average balance of the Four-Cs to $1.30 billion.  Originations of the Four-Cs represented 83 percent of total loan originations for both the nine months December 31, 2002 and 2003.  Indicative of the high level of portfolio turnover, principal paydowns on the Four-Cs were $1.23 billion for the nine months ended December 31, 2003 compared to $878.8 million for the comparative period of 2002.

Interest Expense

Interest expense decreased $19.7 million to $37.3 million for the nine months ended December 31, 2003. The decrease in interest expense was attributable principally to a 106 basis point decrease in the average cost of interest-bearing liabilities to 1.74% for the nine months ended December 31, 2003.

The 106 basis point decrease in the average cost of interest-bearing liabilities reflects an 88 basis point decrease in the average cost of deposits, and a 191 basis point decrease in the average cost of FHLB advances and other borrowings.  The proportion of total interest-bearing liabilities comprised by deposits remained unchanged at 83 percent for both the nine months ended December 31, 2002 and 2003.  Core deposits increased to 63 percent of average total deposits as the average balance of core deposits and total deposits increased $236.6 million and $123.6 million to $1.48 billion and $2.35 billion, respectively, for the nine months ended December 31, 2003.  The average balance of FHLB advances and other borrowings increased $20.2 million to $491.8 million for the nine months ended December 31, 2003.

The decrease in the average cost of deposits reflects strong growth in the lower cost categories of deposits coupled with the decrease in the general level of market interest rates.  The average cost of core deposits decreased 79 basis points to 0.96% for the current period.

Provision for Loan Losses

Provision for loan losses was $2.4 million for the nine months ended December 31, 2003, compared to $3.0 million for the comparable period of 2002.

The provision for loan losses and the adequacy of the allowance for loan losses are the result of management's periodic analysis of losses inherent in the loan portfolio.  For additional discussion on the allowance for loan losses, see "Comparison of Financial Condition at December 31, 2003 and March 31, 2003."

Non-Interest Income

Non-interest income increased $4.6 million to $18.3 million for the nine months ended December 31, 2003.

Reflecting the growth in core deposits, deposit and related fees increased $598,000 to $8.5 million for the nine months ended December 31, 2003.

The $1.2 million increase in loan and servicing fees to $5.2 million for the nine months ended December 31, 2003 reflects the increase in fees associated with the loan repayments noted earlier.  The increase in gain on sale of loans, net, from $192,000 for the nine months ended December 31, 2002 to $700,000 for the nine months ended December 31, 2003, reflects loan sales of $38.1 million and $3.5 million for the nine months ended December 31, 2003 and 2002, respectively.  Loan and servicing fees income is shown net of MSR asset amortization of $93,000 and $155,000 for the nine months ended December 31, 2003 and 2002, respectively.

As discussed more fully in the comparison of operating results for the three months ended December 31, 2003 and 2002, during the nine months ended December 31, 2003, the Company recognized a $1.6 million net gain from sales of various corporate debt and equity securities.  During the nine months ended December 31, 2002, the Company incurred a net loss of $522,000 on trading securities activity.  The Company liquidated its entire portfolio of trading securities during the quarter ended March 31, 2003.

Non-Interest Expense

Non-interest expense increased from $49.8 million for the nine months ended December 31, 2002, to $58.9 million for the comparable period of 2003.

G&A expense increased from $49.9 million or 2.20%, on an annualized basis, of average assets for the nine months ended December 31, 2002, to $58.6 million or 2.43%, on an annualized basis, of average assets for the comparable period of 2003.  Compensation and benefits accounted for $6.2 million or seventy-one percent of the total increase in G&A expense.  Benefit related compensation expense (principally ESOP related) increased $2.7 million to $7.6 million for the nine months ended December 31, 2003 as a result of the increase in the Company's stock price.  The $1.5 million increase in other non-interest expense to $8.9 million for the nine months ended December 31, 2003 was attributable primarily to increased correspondent bank service charges and appraisal fees resulting from higher volumes of deposit and loan activity.

Income Taxes

Income taxes were $22.0 million for the nine months ended December 31, 2003, compared to $18.6 million for the comparable period of 2002.  The effective tax rates were 42.3% and 41.7% for the nine months ended December 31, 2003 and 2002, respectively.

Comparison of Financial Condition at December 31, 2003 and March 31, 2003

Total assets increased $306.4 million to $3.46 billion at December 31, 2003. Loans receivable, net increased $282.5 million to $2.97 billion at December 31, 2003 and securities increased $22.8 million to $353.2 million at December 31, 2003.  The disbursed balance of the Four-Cs increased $49.7 million to $1.3 billion or 44 percent of loans receivable, net, at December 31, 2003.

Non-accrual loans decreased to $12.7 million or 0.37 percent of gross loans at December 31, 2003, from $18.6 million or 0.59 percent of gross loans at March 31, 2003.  During the three months ended December 31, 2003 non-accrual loans decreased by $9.7 million primarily due to the $4.1 million payoff of a residential tract construction loan and the discounted payoff of a $4.5 million commercial business loan to an investment company. Additionally, a $2.1 million tract construction loan on a residential subdivision located in La Quinta, California was upgraded to accrual status during the current quarter based upon the progress of project completion and a revaluation of the collateral value of the property.

At December 31, 2003, the allowance for loan losses was $30.7 million or 0.88 percent of gross loans and 242 percent of non-accrual loans compared to $31.1 million or 0.99 percent of gross loans and 168 percent of non-accrual loans at March 31, 2003.  The decrease in the ratio of allowance for loan losses to gross loans between March 31 and December 31, 2003 reflects both improvement in the ratio of non-accrual loans to gross loans and the slight reduction in the overall risk profile of the total loan portfolio as the Four-Cs as a percentage of total loans receivable, net have decreased from 46 percent at March 31, 2003 to 44 percent at December 31, 2003.

The allowance for loan losses is maintained at an amount management considers adequate to cover probable losses on loans receivable.  The determination of the adequacy of the allowance for loan losses is influenced to a significant degree by the evaluation of the loan portfolio by the Company's Internal Asset Review ("IAR") function.  The IAR system is designed to identify problem loans and probable losses prior to loans becoming ninety days past due.  As the Company's loan portfolio has become comprised to a greater degree by the Four-Cs, the IAR function has become increasingly important not only for the timely and accurate identification of probable losses, but also to minimize the Company's exposure to such losses through early intervention.  Among the factors taken into account by the IAR function in identifying probable losses and determining the adequacy of the allowance for loan losses are the nature, level and severity of classified assets; historical loss experience adjusted for current economic conditions and composition of the loan portfolio by type.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. The Company will continue to monitor and modify its allowance for loan losses as economic conditions, loss experience, changes in asset quality, portfolio composition and other factors dictate.

The following table sets forth activity in the Company's allowance for loan losses.

	Three months ended		Nine months ended

	December 31,		December 31,

	2003	2002	2003	2002

	(Dollars in thousands)

Beginning balance

	$30,421	$29,166	$31,121	$31,359
Provision for loan losses	120	500	2,425	3,000
Charge-offs	(905)	(243)	(4,008)	(5,402)
Recoveries	1,053	134	1,151	600

Ending balance	$30,689	$29,557	$30,689	$29,557

Charge-offs of $4.0 million for the nine months ended December 31, 2003 include $2.1 million relating to a commercial business loan to a jewelry store chain that was foreclosed upon in June 2003.  At December 31, 2003, $30,000 representing the carrying value of remaining repossessed jewelry is included in assets acquired through foreclosure.  This remaining inventory is expected to be disposed of prior to March 31, 2004.  Charge-offs for the nine months ended December 31, 2003 also include $674,000 relating to the $4.5 million commercial business loan noted above and $319,000 relating to participating interests in two commercial aircraft leases that were repurchased by the lead lender during the quarter ended June 30, 2003.  Recoveries of $1.2 million for the nine months ended December 31, 2003 included $886,000 relating to a $4.9 million participating interest in a commercial construction loan to a Southern California garment manufacturer, which had been substantially charged-off during the previous fiscal year.  These charge-offs were fully anticipated in determining the adequacy of the allowance for loan losses at March 31, 2003, and resulted in total charge-offs for the nine months ended December 31, 2003 exceeding the provision for loan losses.

Total liabilities increased $265.8 million to $3.15 billion at December 31, 2003.  Core deposits and total deposits increased $139.8 million and $53.0 million to $1.54 billion (65 percent of total deposits) and $2.38 billion, respectively at December 31, 2003.  FHLB advances and other borrowings increased $236.6 million to $722.0 million or 23 percent of total liabilities at December 31, 2003.

Total stockholders' equity was $313.7 million at December 31, 2003 compared to $273.1 million at March 31, 2003. The $40.6 million increase in total stockholders' equity was comprised principally of a $23.3 million increase in retained earnings, substantially restricted, a $12.4 million increase in additional paid-in-capital, a $3.4 million decrease in accumulated other comprehensive losses and a $1.4 million decrease in unearned stock-based compensation.  The $23.3 million increase in retained earnings, substantially restricted, reflects the $30.0 million of net earnings for the nine months ended December 31, 2003, partially offset by: (1) $1.1 million applicable to a quarterly cash dividend of $0.07 (adjusted for the 40 percent stock split effected as a stock dividend, paid on September 5, 2003) per common share paid on June 27, 2003, to shareholders of record as of June 13, 2003; (2) $2.6 million applicable to a quarterly cash dividend of $0.16 per common share paid on September 26, 2003 to shareholders of record as of September 12, 2003; (3) $2.6 million applicable to a quarterly cash dividend of $0.16 per common share paid on December 26, 2003 to shareholders of record as of December 12, 2003; (4) $395,000 representing the amount paid by the Company in excess of the original issuance price for 23,100 shares of common stock repurchased during the period; and (5) $47,000 representing the par of value of the shares issued pursuant to the 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003.

The $12.4 million increase in additional paid-in-capital reflects the exercise of 415,526 stock options, along with the associated tax benefit to the Company and the amortization of shares under the Company's stock based compensation plans, partially offset by $165,000 representing the original issuance price of the 23,100 shares of repurchased common stock.  The $3.4 million decrease in accumulated other comprehensive losses reflects an increase in the unrealized gain, net of tax, on available-for-sale securities from $620,000 at March 31, 2003 to $4.0 million at December 31, 2003.  Accumulated other comprehensive losses at December 31, 2003 consists of $5.7 million minimum pension liability partially offset by the $4.0 million of unrealized gain, net of tax on available-for-sale securities.  The $1.4 million decrease in unearned stock-based compensation reflects the amortization of unearned compensation under the Company's ESOP.

During the nine months ended December 31, 2003, the Company repurchased 23,100 shares of its common stock at a weighted average price of $24.26 per share.  The Company did not repurchase any of its common stock during the three months ended December 31, 2003.  During July 2003, the Company retired 12,856,574 shares of common stock that had been repurchased in prior periods and held as treasury stock.

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

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Net cash flows provided by operating activities were $18.9 million for the nine months ended December 31, 2003, compared to $35.2 million for the comparable period of the prior year.  The decrease in net cash flows provided by operating activities is due primarily to an increase in the volume of loans originated for sale from $12.1 million for the nine months ended December 31, 2002 to $36.5 million for the comparable period of 2003 and to a decrease in accrued expenses and other liabilities of $22.6 million during the nine months ended December 31, 2003 as compared to an increase of $7.2 million during the nine months ended December 31, 2002.  The $22.6 million decrease in accrued expenses and other liabilities between March 31 and December 31, 2003 was attributable to $35.8 million of securities purchased but not yet settled as of March 31, 2003.

Investing activities consist primarily of disbursements for originations and purchases of loans held for investment and purchases of securities, offset by principal payments on loans, and proceeds from maturation, paydowns and sales of securities.

The following items summarize the major components of the Company's investing activities. For the nine months ended December 31, 2003 disbursements for originations and purchases of loans held for investment were $1.60 billion and $615.6 million, respectively, compared to $1.39 billion and $259.8 million, respectively, for the comparable period of 2002.  For the nine months ended December 31, 2003 and 2002, disbursements for purchases of securities including FHLB stock were $190.6 million and $35.1 million, respectively.  Proceeds from paydowns on loans held for investment and proceeds from maturation, paydowns and sales of securities including redemption of FHLB stock were $1.87 billion and $163.0 million, respectively for the nine months ended December 31, 2003, compared to $1.37 billion and $160.2 million, respectively for the comparable period of 2002.

Net cash provided by (used in) financing activities consisted primarily of net activity in deposits and FHLB advances. The net increases (decreases) in deposits and FHLB advances and other borrowings were $53.0 million and $236.6 million and $121.8 million and $(125.0) million for the nine months ended December 31, 2003 and 2002, respectively.

At December 31, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital of $269.2 million, or 7.86% of adjusted total assets, which is above the required level of $51.4 million, or 1.5%; core capital of $269.2 million, or 7.86% of adjusted total assets, which is above the required level of $137.0 million, or 4.0%; and total risk-based capital of $295.3 million, or 11.58% of risk-weighted assets, which is above the required level of $203.9 million, or 8.0%.

The Company's most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.  At December 31, 2003, cash and cash equivalents totaled $37.8 million.  The Company's internal policy is to maintain a minimum ratio of cash and cash equivalents plus securities maturing within one-year of 3 percent of total non-maturity deposit accounts plus certificates of deposit and borrowings maturing in one year or less.  At December 31, 2003, this ratio was 3.5%.  As part of overall liquidity management, the Company also seeks to maintain immediately available borrowing capacity equal to at least 5 percent of total assets.  At December 31, 2003, the Company had total borrowing capacity based upon collateral in place of $94.5 million or 2.8 percent of total assets, of which $75.5 million was at the FHLB.  During January 2004, additional collateral pledges brought the Company's total borrowing capacity to $209.1 million or 6.1 percent of total assets, of which $190.1 million was at the FHLB.  The Company currently has no material contractual obligations or commitments for capital expenditures.  At December 31, 2003, the Company had outstanding commitments to originate and purchase loans of $129.9 million and $88.7 million, respectively.  The Company anticipates that it will have sufficient funds available to meet these commitments. At December 31, 2003, the Company had no outstanding commitments to purchase securities. CDs that are scheduled to mature in less than one year from December 31, 2003 totaled $526.9 million.  The Company expects that a substantial portion of the monies represented by maturing CDs will be retained at maturity.  FHLB advances and other borrowings maturing in less than one year from December 31, 2003 totaled $482.0 million.  The Company expects that the majority of these maturing advances will be rolled into new advances upon maturity.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The Company's management believes there have been no significant changes to the Company's qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the nine months ended December 31, 2003.

Item 4. Controls and Procedures

Management, including the Company's Chief Executive Officer and Chief Financial Officer, have carried out an examination of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.  There have been no significant changes in the Company's internal controls over financial reporting in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 3.

Defaults Upon Senior Securities. None

Item 4.

Submission of Matters to a Vote of Security Holders. None

Item 5.

Other Information. None

Item 6.

Exhibits and Reports on Form 8-K.

(a)(3)

(a)	Except as noted, the following exhibits are filed as part of this report:

3.1	Certificate of Incorporation of PFF Bancorp, Inc. *
3.2	Bylaws of PFF Bancorp, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications **

(b)	Reports on Form 8-K

The Company furnished a report on Form 8-K dated October 16, 2003, announcing the Company's earnings for the three and six months ended September 30, 2003, under Item 12.  A copy of the press release dated October 16, 2003, describing annual earnings and including the Company's consolidated balance sheets as of September 30, 2003 and March 31, 2003, consolidated statements of earnings for the three and six months ended September 30, 2003 and 2002 and selected ratios and other data was attached as Exhibit 99.1, under Item 7.

The Company filed a report on Form 8-K dated November 6, 2003, announcing the Company hosting an investor field trip arranged by Hoefer & Arnett, under Item 5.  A copy of the power point presentation can be viewed at www.pffbank.com/ by clicking on Investor Relations/Events/Presentations. A copy of the press release dated November 6, 2003 describing the Hoefer & Arnett field trip was attached as Exhibit 99.1, under Item 7.

The Company filed a report on Form 8-K dated December 1, 2003, announcing the Company's presentation at the Friedman Billings Ramsey (FBR) 10th Annual Investor Conference in New York, under Item 5.  A copy of the power point presentation can be viewed at www.pffbank.com/ by clicking on Investor Relations/Events/Presentations.  A copy of the press release dated December 1, 2003 describing the FBR 10th Annual Investor Conference was attached as Exhibit 99.1, under Item 7.

_________________________
* Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on December 8, 1995, SEC Registration Number 33-80259.

**  Exhibit 32.1 is furnished as part of this report and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section.

PFF BANCORP, INC. AND SUBSIDIARIES SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: February 11, 2004	BY: /s/ LARRY M. RINEHART
Larry M. Rinehart President, Chief Executive Officer and Director

DATED: February 11, 2004	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer