Form 10-K
period 2004-03-31
PFF BANCORP INC
filed 2004-06-14
CIK 1004969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2003 was $601,274,209, which was based upon the last sales price as quoted on the New York Stock Exchange on that date.

The number of shares of common stock outstanding as of May 31, 2004: 16,782,526.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held September 14, 2004 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about July 29, 2004, are incorporated by reference in Part III hereof.

PART I

Forward-Looking Statements

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, fluctuations in interest rates and changes in the relative differences between short and long-term interest rates, levels of nonperforming assets and operating results, the impact of terrorist actions on our loan originations and loan repayments and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal year 2005 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms "we", "our", "us" or the "Company" refer to PFF Bancorp, Inc. and its consolidated subsidiaries.

Item 1. Business.

General

PFF Bancorp, Inc. is a diversified financial services company headquartered in Pomona, California with consolidated assets of $3.68 billion, consolidated net loans and leases of $3.15 billion, consolidated deposits of $2.46 billion and consolidated shareholders' equity of $316.4 million as of March 31, 2004. We conduct our business principally through our wholly-owned subsidiary, PFF Bank & Trust (the "Bank"), an institution with $3.63 billion in assets, and 26 full service banking branches located throughout California. During May 2004, we opened our 27th full service savings branch in Yucaipa, California. Additionally, our business includes Glencrest Investment Advisors ("Glencrest"), a registered investment advisor with $238.3 million of assets under management as of March 31, 2004 which provides wealth management and advisory services to high net worth individuals and businesses and Diversified Builder Services, Inc. ("DBS") a provider of financing services to home builders and land developers which includes real estate consulting services, property entitlement, loan and equity placement and opportunity and mezzanine lending. Glencrest has 3 offices located in Claremont, Newport Beach and Indian Wells, California and DBS has one office located in Claremont, California. We are a unitary savings and loan holding company, and the Bank, is a federal savings bank, which is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). We have a fiscal year end of March 31. During the year ended March 31, 2004, our Board of Directors declared a 40 percent stock split effected in the form of a stock dividend on September 5, 2003, to shareholders of record on August 15, 2003. All prior year share data have been restated to reflect the 40 percent stock split in the form of a stock dividend in accordance with Generally Accepted Accounting Principles. Our stock is traded on the New York Stock Exchange with the ticker symbol PFB.

We operate under a community banking business model. This business model focuses on the origination of commercial, construction and land (primarily residential tract construction), commercial real estate and equity based consumer loans (collectively the "Four-Cs"), one-to-four family residential mortgages and to a lesser degree, multi-family residential loans and leases. We engage in secondary market activities, primarily the purchase of one-to-four family residential mortgages to supplement internal origination activities. To a lesser degree, we invest in mortgage-backed securities ("MBS") and other investment securities (collectively "securities").

Our revenues are derived principally from interest on our loans and leases, and to a lesser extent, fee income and interest and dividends on securities. Our primary sources of funds are:
Deposits,	Federal Home Loan Bank Advances ("FHLB") and other borrowings.
Principal and interest payments on loans, leases and securities,

Scheduled payments on loans, leases and securities are a relatively stable source of funds, while prepayments on loans, leases, securities and deposit flows are subject to significant fluctuation. We engage in trust activities through our trust department and offer certain annuity and mutual fund non-deposit investment products and investment and asset management services through our subsidiaries.

Available Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. We electronically file the following reports with the SEC: Form 10-K (Annual Report), 10-Q (Quarterly Report), DEF 14A (Proxy Statement), and Form S-3 and 8-A (Registration Statements). We may also file additional SEC forms, when necessary. The SEC maintains an internet site, www.sec.gov, in which all forms filed electronically may be accessed.

Internet Website

We maintain a website with the address pffbank.comwww.pffbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with or furnished such material to the SEC. Our corporate governance guidelines, as well as the charters of our Audit Committee, Nominating and Corporate governance Committee and Employee Compensation and Benefits Committee, are also available on our website

Market Area and Competition

Our lending, deposit gathering and trust activities are concentrated in eastern Los Angeles, San Bernardino, Riverside and northern Orange counties. We also originate loans on a wholesale basis throughout Southern California and have expanded our lending to markets outside of Southern California on a limited basis. Our deposit gathering is concentrated in the communities surrounding our full service banking branches.

Our primary market area is highly competitive for financial services, we face significant competition both in originating loans and leases, and in attracting deposits. We face direct competition from a significant number of financial institutions operating in our market area, many with a statewide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than us. Our competition for loans and leases comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Our most direct competition for deposits has historically come from commercial banks and savings and loan associations. In addition, we are facing an increase in competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Additionally, our operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Our deposit flows and the costs of interest-bearing liabilities are influenced by interest rates on competing investments and general market interest rates. Similarly, our loan volumes and yields on loans, leases and securities and the level of prepayments on loans, leases and securities are affected by market interest rates, as well as additional factors affecting the supply of, and demand for, housing and the availability of funds.

Trust and Investment Advisory Activities

Through our trust operations we have additional fiduciary responsibilities in our capacity as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not our assets and are not included in our balance sheet. Trust fee income for the years ended March 31, 2004, 2003 and 2002 was $2.5 million, $2.1 million and $2.1 million, respectively. See "Notes to Consolidated Financial Statements - Note 20: Trust Operations." Pursuant to federal securities laws, the Bank operates with a Registered Investment Advisor ("RIA") designation. During April 2002, as a part of our strategy to increase fee income associated with our wealth management and advisory services, we formed Glencrest as a wholly-owned subsidiary of the Bancorp. In addition to providing investment advice to independent third parties, Glencrest provides investment advisory services to the Bank for which it is paid a fee. The Bank provides fee based custody services for Glencrest. The positioning of Glencrest, as an entity with an identity separate and distinct from the Bank, enables Glencrest to more effectively market its advisory services to higher net worth individuals and institutions.

Lending Activities

Unless otherwise noted, the qualitative discussion of lending activities included herein refers to the Bank. We also engage in certain limited lending activities through DBS, which are discussed separately under "Activities-DBS". All quantitative data presented in this section includes the accounts of the Bank and DBS.

Loan and Lease Portfolio Composition. Our loan portfolio consists primarily of conventional first mortgage loans secured by one-to-four family residences. At March 31, 2004, we had total gross loans and leases outstanding of $3.69 billion, of which $1.71 billion or 46% were one-to-four family residential mortgage loans. The remainder of the portfolio consisted of $1.08 billion of construction and land loans, or 29% of total gross loans and leases; $473.4 million of commercial real estate loans, or 13% of total gross loans and leases; consumer loans of $177.9 million or 5% of total gross loans and leases; commercial business loans and leases of $158.4 million or 4% of total gross loans and leases; and $92.7 million of multi-family mortgage loans, or 3% of total gross loans and leases. At March 31, 2004, approximately $3.44 billion or 93% of our total loans and leases had adjustable interest rates in accordance with the following table:
Index	Balance	Percent of Loans with Adjustable Interest Rates by Index
	(Dollars in thousands)
Constant Maturity Treasury ("CMT")	$ 1,760,521	51.3%
Wall Street Journal Prime ("Prime")	1,183,017	34.4
11th District Cost of Funds ("COFI")	295,492	8.6
PFF Bank & Trust Base Rate (1)	99,459	2.9
Various other indices	96,925	2.8
	$ 3,435,414	100.0%
(1) Approximates Prime

Our portfolio of adjustable rate loans and leases included approximately $1.48 billion of loans (40% of total gross loans and leases) whose rates are fixed for an initial term of three to seven years prior to transitioning to a semi-annual or annually adjustable rate loan ("hybrid ARMs"). Our hybrid ARMs are primarily indexed to the one year CMT.

The types of loans and leases that we may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on these products are affected by the demand for such loans and leases, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the Federal government, including the Federal Reserve Board, and legislative tax policies.

The following table sets forth the composition of our loan and lease portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At March 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Real estate: (1)
Residential:
One-to-four family	$ 1,711,985	46.4%	$ 1,406,606	44.9%	$ 1,402,977	49.8%	$ 1,338,940	52.5%	$ 1,537,233	60.1%
Multi-family	92,706	2.5	70,606	2.2	77,964	2.8	87,321	3.4	85,169	3.3
Commercial real estate	473,374	12.8	396,765	12.7	309,335	11.0	233,953	9.2	169,010	6.6
Construction and land	1,077,630	29.2	948,993	30.3	711,637	25.3	597,083	23.4	517,659	20.2
Commercial loans and leases	158,391	4.3	149,232	4.8	155,589	5.5	133,564	5.2	122,095	4.8
Consumer	177,880	4.8	160,673	5.1	158,475	5.6	160,987	6.3	126,424	5.0
Total loans and leases, gross	3,691,966	100.0%	3,132,875	100.0%	2,815,977	100.0%	2,551,848	100.0%	2,557,590	100.0%

Undisbursed loan funds	(504,868)		(405,908)		(288,231)		(237,547)		(198,656)
Net premiums (discounts) on loans and leases	(182)		(192)		(202)		818		1,215
Deferred loan and lease origination fees, net	(4,660)		(3,377)		(1,412)		1,793		1,753
Allowance for loan and lease losses	(30,819)		(31,121)		(31,359)		(31,022)		(27,838)
Total loans and leases, net	3,151,437		2,692,277		2,494,773		2,285,890		2,334,064
Less: Loans held for sale	(2,119)		(3,327)		(106)		(583)		(7,362)
Loans and leases receivable, net	$ 3,149,318		$ 2,688,950		$ 2,494,667		$ 2,285,307		$ 2,326,702
(1) Includes loans held for sale.

Loan Maturity. The following table shows the contractual maturity of our loan and lease portfolio at March 31, 2004.

	At March 31, 2004
	One-to- Four Family	Multi- Family	Commercial Real Estate	Construction and Land	Commercial loans and leases	Consumer	Total Loans and Leases Receivable
	(Dollars in thousands)

Amounts due: (1)
One year or less	$ 2,806	121	4,167	833,825	70,457	12,466	923,842
After one year:
More than one year to three years	611	1,698	8,921	243,491	36,154	191	291,066
More than three years to five years	2,707	2,905	18,225	-	31,234	789	55,860
More than five years to ten years	11,987	13,759	406,154	217	19,623	2,998	454,738
More than ten years to twenty years	157,512	35,421	34,274	97	923	160,458	388,685
More than twenty years	1,536,362	38,802	1,633	-	-	978	1,577,775
Total due after March 31, 2005	1,709,179	92,585	469,207	243,805	87,934	165,414	2,768,124
Total amount due	1,711,985	92,706	473,374	1,077,630	158,391	177,880	3,691,966
Less:
Undisbursed loan funds	-	-	-	(504,868)	-	-	(504,868)
Net discounts on loans and leases	(182)	-	-	-	-	-	(182)
Deferred loan origination fees, net	856	(223)	(1,457)	(7,094)	(428)	3,686	(4,660)
Allowance for loan and lease losses	(415)	(39)	(1,559)	(18,562)	(9,510)	(734)	(30,819)
Total loans and leases, net	1,712,244	92,444	470,358	547,106	148,453	180,832	3,151,437
Loans held for sale	(2,119)	-	-	-	-	-	(2,119)
Loans and leases receivable, net	$ 1,710,125	92,444	470,358	547,106	148,453	180,832	3,149,318
(1) Includes loans held for sale

The following table sets forth at March 31, 2004, the dollar amount of total gross loans and leases receivable contractually due after March 31, 2005, and whether such loans and leases have fixed or adjustable interest rates.

	Due after March 31, 2005
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real estate loans: (1)
Residential:
One-to-four family	$ 119,074	1,590,105	1,709,179
Multi-family	1,196	91,389	92,585
Commercial real estate	7,676	461,531	469,207
Construction and land	4,115	239,690	243,805
Commercial loans and leases	45,623	42,311	87,934
Consumer	61,930	103,484	165,414
Total gross loans and leases receivable	$ 239,614	2,528,510	2,768,124
(1) Includes loans held for sale.

Origination, Sale, Servicing and Purchase of Loans. Our lending activities are conducted primarily by loan representatives through our 27 banking branches, our loan origination center in Rancho Cucamonga, California, a regional lending office in Sacramento, California and approved wholesale brokers. We originate one-to-four family first trust deed residential mortgages through brokers and internal sources while maintaining a greater focus on the origination of Four-C loans. We also originate equity-based consumer loans through wholesale brokers. All loans and leases we originate, either through internal sources or through wholesale brokers, are underwritten pursuant to our internal policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate loans and leases is influenced by general economic conditions affecting housing, business and consumer activities as well as the relative customer demand for fixed-rate or adjustable-rate loans and leases, which is affected by the current and expected future levels of interest rates.

Loan and lease originations were $2.17 billion for the fiscal year ended March 31, 2004 ("fiscal 2004") compared to $1.87 billion for fiscal year ended March 31, 2003 ("fiscal 2003"). Originations of the Four-Cs aggregated $1.82 billion or 84% of total originations for fiscal 2004 compared to $1.54 billion or 82% of total originations for fiscal 2003. Given the high levels of principal paydowns on all segments of the portfolio during fiscal 2004, in order to meet our growth objectives, we chose to increase our investment in the Four-C's and utilize one-to-four family mortgages as a preferable alternative to accumulating excessive levels of short-term liquidity or lower yielding investment securities.

Reflecting the dramatically lower interest rate environment, the weighted average initial contract rate on total originations was 5.88% for fiscal 2004, compared to 6.36% for fiscal 2003.

It is our general policy to sell substantially all of the 15 and 30-year fixed-rate mortgage loans that we originate and retain substantially all of the adjustable-rate mortgage loans and leases that we originate. We generally retain servicing of the loans sold. At March 31, 2004, we were servicing $119.6 million of loans for others. See "Loan Servicing." When loans are sold on a servicing retained basis, we record gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights ("MSR") when loans are sold with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. MSR are included in the financial statements in the category "Prepaid expenses and other assets." We had $333,000 of MSR as of March 31, 2004, compared to $357,000 at March 31, 2003. Impairment losses, if any, are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. Impairment losses of $126,000, $151,000 and $423,000 were recorded during the fiscal years ended March 31, 2004, 2003 and 2002, respectively. At March 31, 2004, there were $2.1 million of mortgage loans categorized as held for sale consisting of fixed-rate one-to-four family residential mortgage loans.

To supplement loan production, based upon our investment needs and market opportunities, we engage in secondary marketing activities, including the purchase of whole or participating interests in loans originated by other institutions. We intend to continue to purchase various types of loans originated by other institutions both in our primary market area and, to a limited extent, other geographic areas throughout the country depending on market opportunities. We generally purchase loans with servicing retained by the seller.

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Years Ended March 31,
	2004	2003	2002
	(Dollars in thousands)

Beginning balance (1)	$ 2,692,277	2,494,773	2,285,890
Loans and leases originated:
One-to-four family	334,051	321,847	234,926
Multi-family	15,871	11,329	10,939
Commercial real estate	168,562	159,650	125,544
Construction and land	1,254,181	1,046,034	740,573
Commercial loans and leases	229,221	190,133	192,762
Consumer	164,752	143,753	129,077
Total loans and leases originated	2,166,638	1,872,746	1,433,821
Loans purchased	787,751	340,169	415,287
Sub-total	5,646,666	4,707,688	4,134,998
Less:
Principal payments	(2,349,947)	(1,869,196)	(1,573,443)
Sales of loans	(42,209)	(19,174)	(10,162)
Transfer to assets acquired through foreclosure and loans charged-off	(4,890)	(6,029)	(2,331)
Change in undisbursed loan funds	(98,959)	(117,677)	(50,684)
Change in allowance for loan and lease losses	302	238	(337)
Other (2)	474	(3,573)	(3,268)
Total loans and leases	3,151,437	2,692,277	2,494,773
Loans held for sale, net	(2,119)	(3,327)	(106)
Ending balance loans and leases receivable, net	$ 3,149,318	2,688,950	2,494,667
(1) Includes loans held for sale.
(2) Includes net capitalization of fees and amortization of premium or accretion of discount on loans and leases.

One-to-Four Family Residential Mortgage Lending. A majority of our fixed - rate and adjustable -rate mortgage originated loans are concentrated in our primary market area and are mostly secured by one-to-four family residences. Loan originations are obtained from our loan representatives and their contacts with the local real estate industry, existing or past customers and members of the local communities. We currently offer a number of adjustable-rate mortgage loan programs with interest rates that adjust monthly, semi-annually or annually. A portion of our adjustable-rate mortgage loans have introductory terms below the fully indexed rate. In underwriting such loans, we qualify the borrowers based upon the fully indexed rate. At the end of the introductory period, such loans will adjust either monthly, semi-annually or annually according to their terms. Our adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. We currently have a number of mortgage loan programs that may be subject to negative amortization. Negative amortization involves a greater risk because during a period of higher interest rates the loan principal may increase above the amount originally advanced, which may increase the risk of default. However, we believe that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules. At March 31, 2004, the outstanding principal balances of loans subject to negative amortization totaled $218.6 million, (including $11.7 million of loans serviced by others in which we have purchased a participating interest) or 13% of total one-to-four family residential mortgage loans. At March 31, 2004, the total outstanding negative amortization on these loans (excluding the $11.7 million of loans serviced by others) was $570,000. The negative amortization is generally capped at 110% of the original loan amount. At March 31, 2004, loans with original maturities of over 30 years totaled $55.8 million.

Our policy is to originate one-to-four family residential mortgage loans in amounts up to 89% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. The mortgage loans and leases we originate generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the rates on our fixed-rate mortgage loan portfolio and we have generally exercised our rights under these clauses when it has been advantageous for us to do so.

At March 31, 2004, our one-to-four family residential mortgage loans totaled $1.71 billion or 46% of total gross loans and leases. Of the $1.71 billion, 10% or $178.4 million were loans secured by non-owner-occupied investment properties and 9% or $154.5 million were loans on owner-occupied second homes.

Non-owner-occupied properties, particularly those classified as investment properties, are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient cash flow to cover debt service and other operating expenses.

Multi-Family Lending. We originate multi-family mortgage loans generally secured by properties located in Southern California. Loans secured by multi-family properties are typically amortized for 25 to 30 years and have a 10-year maturity. We offer a loan plan that adjusts annually based on the one-year CMT Index plus a spread. We also offer hybrid adjustable rate mortgages on multi-family properties. These loans typically have an interest rate floor and a lifetime interest rate cap of five percent above the start rate. In reaching our decision on whether to make a multi-family loan, we consider a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to our current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, we generally require a debt service ratio of at least 110%. Properties securing these loans are appraised and title insurance is required on all loans.

When evaluating a multi-family loan, we also consider the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, and our lending experience with the borrower. Our underwriting policies require that the borrower be able to demonstrate strong management skills and that the property have positive cash flow after debt service. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making our assessment of the creditworthiness of the borrower, we generally review the financial statements, employment and credit history of the borrower, as well as other related documentation.

Our multi-family loan portfolio at March 31, 2004 totaled $92.7 million or 3% of total gross loans and leases. At March 31, 2004, 40% our multi-family loans were adjustable-rate indexed to COFI, 49% were indexed to the one-year CMT, 1% were fixed rate and the remaining 10% were indexed to various other indices. Our largest multi-family loan at March 31, 2004, had an outstanding balance of $5.4 million and is secured by an apartment complex with 54 units located in Los Angeles, California.

Loans secured by multi-family residential properties generally involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio.

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties such as small office buildings or retail facilities located in Southern California. Our underwriting policies provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property. Competitive market factors have also prompted us to originate such loans with fixed rates of interest. Maturities on commercial real estate loans are generally 10 years with 25 to 30 year amortization, although these loans may be made with maturities up to 30 years. Our underwriting standards and procedures are similar to those applicable to our multi-family loans, whereby we consider the net operating income of the property and the borrower's expertise, credit history and profitability. We generally require that the properties securing commercial real estate loans have debt service ratios of at least 120%.

At March 31, 2004, our commercial real estate loan portfolio was $473.4 million, or 13% of total gross loans and leases. At March 31, 2004, 77% of these loans were indexed to the one-year CMT, 8% were indexed to COFI, 11% were indexed to the Monthly Average U.S. Treasury, 3% were indexed to Prime and 1% were fixed rate. The largest commercial real estate loan in our portfolio at March 31, 2004 was $15.8 million and is secured by three multi-tenant retail/office buildings located in La Jolla, California.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent upon the successful operation and management of the properties, repayment of such loans may be influenced to a great extent by conditions in the real estate market or the economy. We seek to minimize these risks through our underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

Construction and Land Lending. Our construction loans primarily are made to finance tract construction of one-to-four family residential properties. These loans are generally indexed to Prime, have maturities of two years or less and generally include extension options of six to eighteen months upon payment of an additional fee. Our policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction of commercial properties, up to 80% for multi-family properties and up to 85% for one-to-four family residences. Land loans are underwritten on an individual basis, but generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less. We require an independent appraisal of the property and generally require personal guarantees. Loan proceeds are disbursed as construction progresses and as inspections warrant. Our inspectors generally visit projects twice a month to monitor the progress of construction.

We have expanded, on a selective basis, construction lending to western states other than California. Such expansion has been undertaken with developers with whom we have had long-term lending relationships. As of March 31, 2004, we had construction loans outstanding for development of residential properties located in Nevada, Utah and Arizona totaling $47.3 million, $23.0 million of which was disbursed, the remainder of our construction loans were for development of real estate located in California. The largest credit exposure in the construction loan portfolio as of March 31, 2004 consists of a loan for $21.9 million for the development of 152 condominium units in Murrieta, California. The disbursed balance of this loan at March 31, 2004, was $9.0 million. The second largest credit exposure in our construction and land portfolio at March 31, 2004, was a $17.9 million loan secured by seven free standing industrial buildings located in San Leandro, California. The largest land loan in our portfolio at March 31, 2004 was a loan for $17.5 million for 241 proposed single family lots located in Beaumont, California. The disbursed balance on this land loan at March 31, 2004 was $5.2 million. At March 31, 2004, our construction and land loan portfolio was $1.08 billion or 29% of total gross loans and leases, $572.8 million of which was disbursed. At March 31, 2004, the aggregate balance of loans for the construction of properties other than one-to-four family residences was $161.7 million, $83.3 million of which was disbursed. The aggregate balance of land loans was $194.8 million, $129.6 million of which was disbursed.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Mitigation of risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value that is insufficient to assure full repayment of our loan.

Leases. We offer lease products that are, at the present time, originated on our behalf by leasing companies and either funded directly by us or purchased from the leasing companies subsequent to funding. In these transactions we recognize income using the effective interest method applied to the amount we pay for the lease. Each of these transactions must satisfy our underwriting standards for creditworthiness. The originating leasing company remains the legal owner of the leased equipment and pledges its legal interest in the equipment to further secure the transaction. As of March 31, 2004 and 2003, our lease portfolio was $6.7 million and $1.8 million, respectively.

Consumer and Other Lending. We offer both fixed-rate equity loans and adjustable rate equity lines of credit secured by one-to-four family residences made primarily on properties located in our primary market area. Loan originations are generated by our loan representatives and approved mortgage brokers. The majority of consumer loans are underwritten and approved on the basis of the applicant's ability and apparent willingness to pay (credit history). A security interest on the property is taken as an abundance of caution.

The equity lines of credit we offer generally have introductory terms below the fully indexed rate. At the end of the introductory period, the lines of credit will adjust monthly based on changes in the Prime rate. These lines of credit provide for overall caps/floors on the increase/decrease in interest rates over the life of the loan.

Our policy is to originate equity loans and lines of credit up to 100% of the appraised value of the property securing the loan. Loans secured by a second lien on property and with higher loan-to-value ratios are generally considered to involve a higher degree of credit risk than loans secured by a first lien position or with a lower loan to value. These loans are priced to compensate for these higher risks. Up to April 2004, we also originated a limited number of equity loans with loan-to-value ratios up to 125%. These loans were originated for the secondary market and all of the originations were sold upon funding to a third party investor. During April 2004, we determined that these high loan-to-value activities were inconsistent with our community banking business model and we closed the lending office that originated such loans. During the fiscal years ended March 31, 2004, 2003 and 2002, this lending office generated total revenue of $438,000, $394,000 and $299,000, respectively and incurred total operating expenses of $411,000, $375,000 and $368,000, respectively.

At March 31, 2004, our total consumer loan portfolio was $177.9 million or 5% of total gross loans and leases, composed of $140.9 million in home equity lines of credit and $37.0 million in secured and unsecured personal loans and lines of credit. At March 31, 2004, 62% of these loans were indexed to Prime, 36% were fixed rate, 1% were indexed to COFI and 1% were indexed to various other indices.

Commercial Lending. During the past seven years, we have expanded our operations to include lending to small and medium-sized businesses. Loan products include working capital lines of credit, equipment term loans, Small Business Administration ("SBA") and other government loan guarantee programs, and contractor financing for residential housing rehabilitation. Our commercial lending operations also include wholesale lending for business equipment finance and leasing companies, as well as syndications and participations with local and national business lenders.

As of March 31, 2004, our total commercial loan and lease commitments were $289.7 million, of which $158.4 million or 4% of total gross loans and leases were outstanding. At March 31, 2004, 63% of the commercial loans outstanding were indexed to the PFF Bank & Trust Base Rate (which approximates Prime), 6% were indexed to Prime and the remaining 31% were fixed rate. At March 31, 2004, the largest amount of commercial loans outstanding to one borrower was $12.3 million to a family owned business engaged in the sales, leasing and manufacturing of hot food catering trucks and other commercial vehicles. The loans to this borrower are secured by the assignment of leases and underlying equipment. The second largest extension of commercial credit to one borrower was $9.5 million to a provider of capital equipment leasing and financial services.

Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. Commercial business loans may be originated on an unsecured basis or may be secured by collateral that is not readily marketable. We generally require personal guarantees on our commercial business loans. The risk of default by a commercial business borrower may be influenced by numerous factors which may include the strength of the worldwide, regional or local economies or sectors thereof, changes in technology or demand for particular goods and services and the ongoing ability of the commercial business borrower to successfully manage the business. Because of these risks, we monitor the performance of our commercial business loans and the underlying businesses and individuals with a different focus than is typical of traditional one-to-four family residential mortgage lending. The monitoring of commercial business loans typically involves the periodic review of the financial statements and on-site visits to the businesses to which credit has been extended.

The following table presents a by-industry breakdown of our commercial lending portfolio.

Industry	Balance Outstanding	Percent of Total Balance Outstanding	Total Commitment	Number of Loans and Leases	Average Balance Outstanding	Largest Commitment
	(Dollars in thousands)
Real Estate Rental and Leasing	$ 45,562	28.8%	$ 95,925	182	$ 250	$ 19,496
Finance, insurance & Real estate	21,831	13.8	41,214	136	161	3,587
Construction	18,372	11.6	36,963	151	122	2,910
Professional, Scientific and Technical Services	15,052	9.5	19,297	72	209	2,367
Manufacturing	12,669	8.0	18,424	108	117	2,704
Wholesale trade	9,481	6.0	9,745	66	144	1,151
Retail trade	6,704	4.2	8,822	74	91	876
Health Care and Social Assistance	6,573	4.1	15,389	69	95	2,000
Transportation, communication and utilities	1,667	1.1	1,745	34	49	300
Other Services	20,480	12.9	42,291	269	545	5,000

Total	$158,391	100.0%	$289,815	1,161

Loan Approval Procedures and Authority. The Board of Directors establishes our lending policies and delegates lending authority and responsibility to the Loan Origination and Asset Review Committee ("LOARC"), the Management Loan Committee and specified officers of the Bank. The LOARC includes four of the six outside Directors of the Bank as well as selected senior management staff. All loans and leases must be approved by a majority of a quorum of the designated committee, group of officers or by the designated individual. The following committees, groups of officers and individual officers are granted the authority to approve and commit the Bank to the funding of the following categories of loans and leases:
Bank Loan Approval Authority
Loan Type	Up to $499,999	Up to $999,999	$1.0 million to $9,999,999	$10.0 million or Greater
Mortgage loans and leases	Bank's Staff Underwriters	Major Loan Manager, Senior Executive Vice-President, Chief Lending Officer or certain Departmental Managers	Major Loan Committee	LOARC
Loan Type	Up to $999,999	$1.0 million to $4,999,999	$5.0 million or Greater
Commercial Business Loans	Commercial Credit Administrator or Chief Lending Officer	Management Loan Committee	LOARC
Loan Type	Up to $499,999	Up to $999,999	$1.0 million or Greater
Consumer Loans (Real Estate)	Bank's Staff Underwriters	Major Loan Manager, Senior Executive Vice-President, Chief Lending Officer, certain Departmental Managers	LOARC
Loan Type	Up to $50,000	$50,000 or Greater
Consumer Loans (non-real estate)	Bank's Staff Underwriters and certain Departmental Managers	Major Loan Manager, Senior Executive Vice-President or Chief Lending Officer or Management Loan Committee

The Bank will not make loans and leases-to-one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans and leases-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 2004, the Bank's limit on loans and leases-to-one borrower was $45.5 million.

Loan Servicing. We service mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain borrower insurance and tax payments are made and generally administering the loans. All of the loans currently being serviced for others are loans that we have sold. At March 31, 2004, we were servicing $119.6 million of loans for others. We do not purchase servicing rights related to mortgage loans originated by other institutions.

Delinquencies and Classified Assets. The LOARC generally performs a monthly review of all loans and leases ninety days or more past due. In addition, management reviews on an ongoing basis all loans and leases 15 or more days delinquent. The procedures we take with respect to delinquencies, vary depending on the nature of the loan and period of delinquency. For mortgage loans and leases, we generally send the borrower a written notice of non-payment 15 days after the loan or lease is first past due. In the event payment is not received, additional letters and phone calls are generally made. If the loan is still not brought current and it becomes necessary for us to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, we will commence foreclosure proceedings against the real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we generally take possession of the real property or asset, securing the loan assets acquired through foreclosure ("foreclosed asset") and subsequently selling the real property or asset.

For commercial business loans, we conduct an ongoing review of all loans 15 or more days delinquent. The procedures we undertake with respect to delinquencies may vary depending on the nature of the loan, the period of delinquency, and the quality of collateral or guaranties. We generally send the borrower a notice of non-payment within 15 days after the due date and subsequent notices thereafter. In the event that payment is not then received, the responsible loan officer contacts the borrower directly and may notify guarantors and grantors of collateral that the loan is delinquent. The loan officer may review the loan documentation and secure additional collateral or sources of repayment. Delinquent loans and leases may be classified as other than a "pass" credit, in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternate repayment sources cannot be identified. At 90 days past due, the loan will be placed on non-accrual status.

Allowance for Loan and Lease Losses ("ALLL"). We evaluate the adequacy of the ALLL quarterly for the purpose of maintaining an appropriate allowance to provide for losses inherent in the loan and lease portfolio. A key component to the evaluation is the internal asset review process.

The Internal Asset Review Department ("IARD") conducts independent reviews to evaluate the credit risk and quality of our assets. IARD reports to the Internal Asset Review Committee ("IARC"). The IARC is chaired by the IAR Manager and includes the Bank's Credit Risk Officer, General Counsel, Controller, Chief Appraiser, and Loan Service Manager. The Bank's Chief Executive Officer, Chief Operating Officer and Chief Lending Officer attend as non-voting members. IARC meets quarterly to review the recommendations from the IARD for asset classifications and valuation allowances. The IARD reports quarterly to the Board of Director's Loan Origination and Asset Review Committee regarding overall asset quality, the adequacy of valuation allowances, and adherence to policies and procedures regarding asset classification and valuation.

IARD adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover asset losses. Our asset monitoring process includes the use of asset classifications to segregate the assets, largely loans, leases and real estate, into various risk categories. We use the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using an eight-grade system to classify assets. The current grades are: Pass 1; Pass 2; Pass 3; Pass 4; Special Mention; Substandard; Doubtful; and Loss. Substandard, Doubtful, and Loss assets are considered "classified assets" for regulatory purposes. A brief description of these grades follows:

  The four Pass classification grades represent a level of credit quality, which ranges from no well-defined deficiency or weakness to some noted weakness, yet risk of default is expected to be remote.

  A Special Mention asset does not currently expose us to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management's close attention.

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

  That portion of an asset classified Loss is considered uncollectible and of so little value that its continuance as an asset is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer charging off all or that portion of the asset deemed uncollectible even though partial recovery may be effected in the future.

The total ALLL is comprised of general and specific valuation allowances:

  General valuation allowance ("GVA"): This element takes into consideration losses that are imbedded within the portfolio but have not yet been realized. The total GVA estimate involves a high degree of management judgment based upon many considerations. The process involves the segregation of the loan and lease portfolio by type and assigned classification grade. Loss factors are applied to each portfolio segment and are estimated based upon actual loss experience, current trends, and other considerations. This process excludes loans for which specific valuation allowances have been established.

The GVA also includes an allocation for large borrower risk. We have a number of borrowers who, individually or in the aggregate, have large lending relationships with us defined as aggregating $10.0 million or more for construction loans and $5.0 million or more for commercial business loans. Because of the risk inherent in these types of credits, if one loan should default or show material weaknesses it can adversely affect the borrower's ability to perform on other indebtedness to us. Utilizing the above aggregate balance thresholds for the March 31, 2004, ALLL analysis, we had 39 construction loan borrowers with aggregate committed balances averaging $19.8 million per borrower and seven commercial business borrowers with aggregate outstanding balances averaging $12.5 million per borrower. Based upon the number of multiple borrower relationships and historical loss history adjusted for current economic conditions, we applied a probable default factor to these multiple borrower relationships in determining an appropriate level of GVA. This methodology resulted in the inclusion of $6.6 million applicable to large borrower risk in our March 31, 2004 allowance for loan and lease losses.

  Specific valuation allowances ("SVA"): A loan or lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When we determine that a loss is probable, an SVA is established for the amount of the loss by determining the difference between our recorded investment in the loan and the estimated net realizable value. If the loan is determined to be "troubled collateral dependent" the fair value of the collateral is used to determine the SVA.

At March 31, 2004, our ALLL totaled $30.8 million or 0.84% of gross loans and leases and 226% of non-performing loans compared to $31.1 million or 0.99% of gross loans and leases and 168% of non-performing loans at March 31, 2003. At March 31, 2004, we had non-performing loans of $13.6 million or 0.37% of gross loans and leases compared to $18.6 million or 0.59% of gross loans and leases at March 31, 2003. See "Non-Accrual and Past Due Loans." We will continue to monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

	For the Year Ended March 31,
	2004	2003	2002	2002	2001
	(Dollars in thousands)

Beginning balance	$ 31,121	31,359	31,022	27,838	26,160
Provision for loan and lease losses	2,725	4,840	5,000	5,004	4,000
Charge-offs:
Real estate:
One-to-four family	(194)	(69)	(78)	(524)	(1,522)
Multi-family	-	-	-	-	(319)
Commercial real estate	-	-	-	(216)	-
Construction and land	-	-	(3,012)	-	-
Commercial loans and leases	(3,584)	(4,978)	(612)	(223)	-
Consumer	(489)	(692)	(1,069)	(898)	(549)
Total	(4,267)	(5,739)	(4,771)	(1,861)	(2,390)
Recoveries	1,240	661	108	41	68
Ending balance	$ 30,819	31,121	31,359	31,022	27,838
Net charge-offs to average gross loans and leases outstanding	0.09%	0.19	0.17	0.07	0.11

For the fiscal years ended March 31, 2004, 2003 and 2002, the provisions for loan and lease losses approximated the levels of net charge-offs. During these periods, the proportion of the loan and lease portfolio comprised by the Four-Cs increased from 47% at March 31, 2002, to 53% at March 31, 2003, and decreased to 51% at March 31, 2004. The probable loss exposure on the Four-Cs generally exceeds that of the residential mortgage portfolio. As a result, if the level of probable losses were to remain constant between periods for all segments of the portfolio, an increase in the Four-Cs would be expected to result in an increase in the allowance for loan and lease losses. However, based upon a reduction in historical loss experience and a reduction in our estimate of incurred losses inherent in the loan and lease portfolio after giving consideration to current economic conditions, we have reduced the probable loss rates used in determining the GVA. In determining the amount of the GVA, we stratify our loan portfolio into approximately 105 segments based upon loan type, internal classification, etc. Each of these strata is assigned a separate probable loss factor.

The table below summarizes the ranges of these probable loss factors for each of our loan categories.

	Probable Loss Factors (basis points)
Loan Type	Pass	Special Mention	Substandard	Doubtful
One-to-four family	2-88	150-500	300-1,000	5,000
Multi-family	2-103	200	500	5,000
Commercial real estate	3-132	300	600	5,000
Construction and land	4-161	500	1,200	5,000
Commercial	13-500	700-900	1,350-1,650	5,000
Consumer	3-2,000	500-3,000	1,000-5,000	5,000

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS who can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. The policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish an acceptable allowance evaluation process that meets the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for loan and lease losses, there can be no assurance that regulators, in reviewing the Bank's loan and lease portfolio, will not request the Bank to materially increase its allowance for loan and lease losses, thereby negatively affecting the Bank's financial condition and earnings. Although management believes that an adequate allowance for loan and leases losses has been established, further additions to the level of allowance for loan and lease losses may become necessary.

Management reviews and classifies our assets monthly and reports the results of its review to the Board of Directors. We classify assets in accordance with the management guidelines described above. Foreclosed assets are classified as Substandard. We utilize an internal appraisal staff and Board approved independent appraisers to conduct appraisals at the time of foreclosure and subsequent appraisals on assets on a periodic basis. Qualified personnel are also utilized for annual property inspections on all income producing real properties securing a loan balance over $2.0 million and other specified properties. Property inspections are intended to provide updated information concerning occupancy, maintenance, current rent levels, and changes in market conditions.

At March 31, 2004 and 2003 we had gross balances of $9.3 million and $33.9 million, respectively, of assets criticized as Special Mention, on which there were no SVAs. The main components of assets criticized as Special Mention at March 31, 2004 were: eight commercial business loans with existing commitments totaling $5.3 million; and one construction loan totaling $3.8 million.

At March 31, 2004, we had $30.1 million of assets, net of specific allowances of $4.5 million, classified as Substandard, compared to $37.5 million, net of specific allowances of $5.6 million, classified as Substandard at March 31, 2003.

Included in Substandard assets at March 31, 2004 are a construction loan aggregating $7.3 million, net of specific allowances of $2.5 million, on a project in Murrieta, California and two commercial business loans aggregating $1.9 million, net of specific allowances of $1.8 million. See "Non-Accrual and Past-Due Loans ."

Our present policy is generally to continue to classify a troubled-debt restructured ("TDR") loan as Substandard until the asset has performed at normal contract terms for a period of six to twelve months. Where there has been a forgiveness of principal or interest, a sub-market interest rate granted, or a substantial lengthening of the loan term due to credit or collateral weaknesses, the loan is generally considered a TDR. Although the regional economy, in general, was strong during fiscal 2004,we continued to utilize early intervention and flexibility in restructuring some troubled loans with borrowers rather than foreclosing on the underlying properties. See "Non-Accrual and Past-Due Loans."

At March 31, 2004, there was one loan classified Doubtful with a gross balance of $79,000 as compared to no assets classified as Doubtful at March 31, 2003. At March 31, 2004 and 2003, there were no assets classified as Loss.

The composition of assets classified Substandard at March 31, 2004 and 2003 is set forth on the following page.

	At March 31, 2004
	Loans and Leases			Foreclosed Assets			Total Substandard Assets
	Gross Balance	Net Balance(1)	Number of Loans and Leases	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans and Leases
	(Dollars in thousands)
Real estate:
Residential:
One-to-four family	$ 1,728	$ 1,728	9	$ 668	$ 653	1	$ 2,396	$2,381	10
Multi-family	-	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-	-
Construction and land	20,553	18,053	2	-	-	-	20,553	18,053	2
Sub-total	22,281	19,781	11	668	653	1	22,949	20,434	12
Commercial loans and leases	10,918	9,143	20	221	30	1	11,139	9,173	21
Consumer	453	453	38	-	-	-	453	453	38
Total	$ 33,652	$ 29,377	69	$ 889	$ 683	2	$ 34,541	$30,060	71

	At March 31, 2003
	Loans and Leases			Foreclosed Assets			Total Substandard Assets
	Gross Balance	Net Balance(1)	Number of Loans and Leases	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans and Leases
	(Dollars in thousands)
Real Estate:
Residential:
One-to-four family	$ 3,683	$ 3,581	28	$ 75	$ 75	1	$ 3,758	$ 3,656	29
Multi-family	-	-	-	-	-	-	-	-	-
Commercial real estate	1,745	1,745	1	-	-	-	1,745	1,745	1
Construction and land	22,783	20,677	8	-	-	-	22,783	20,677	8
Sub-total	28,211	26,003	37	75	75	1	28,286	26,078	38
Commercial loans and leases	14,271	10,915	18	-	-	-	14,271	10,915	18
Consumer	542	518	15	-	-	-	542	518	15
Total	$ 43,024	$ 37,436	70	$ 75	$ 75	1	$ 43,099	$ 37,511	71

(1) Net balances are reduced for specific loss allowances established against substandard loans, leases and foreclosed assets.

Non-Accrual, TDRs and Past-Due Loans. The following table sets forth information regarding non-accrual loans and assets acquired in foreclosure and TDR loans. There were no leases that were on non-accrual status or classified as a TDR as of March 31, 2004. There were five TDR loans consisting of two commercial business loans, two construction loans and one single-family loan totaling $10.1 million, net of valuation allowances of $4.0 million. One of the TDRs, a construction loan totaling $7.3 million, net of valuation allowances of $2.5 million classified as a non-accrual loan is discussed below. Assets acquired through foreclosure, net totaled $683,000 at March 31, 2004, which included a single-family loan totaling $653,000 and jewelry inventory we repossessed in June 2003 from a commercial business loan to a jewelry store chain. The original balance of the jewelry store loan was $2.7 million, with loan charge-offs of $2.1 million, post-foreclosure write-offs of $191,000, and net proceeds from sale of jewelry of $413,000 in fiscal 2004 resulting in a carrying value of $30,000.

Non-accrual loans totaled $13.6 million or 0.37 percent of gross loans at March 31, 2004 as compared to $18.6 million or 0.59 of gross loans at March 31, 2003. Included in non-accrual loans was a construction loan located in Murrieta, California totaling $9.8 million, which has a SVA of $2.5 million, is classified as a TDR and was paid through March 2002. This loan is secured by 20 houses, of which 18 have been sold and are in escrow. The only other credit of $1.0 million or greater included in non-accrual loans at March 31, 2004 was a senior housing development loan totaling $1.0 million located in Santa Ana, California. This loan was paid through September 2003. We continue to monitor the borrowers' efforts to improve the cash flow of the housing development.

It is our policy to cease accruing and to establish an allowance for all previously accrued but unpaid interest on loans and leases 90 days or more past due. For the years ended March 31, 2004, 2003, 2002, 2001 and 2000, the amount of interest income that would have been recognized on non-accrual loans, if such loans had continued to perform in accordance with their contractual terms, was $939,000, $1.0 million, $330,000, $733,000 and $466,000, respectively, none of which was recognized.

During the years ended March 31, 2004 and 2003, our average investment in impaired loans and leases was $28.4 million and $34.6 million, respectively. Interest income recorded under the accrual method during these periods was $920,000 and $1.3 million, respectively.

	At March 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accrual loans (5):
Residential real estate:
One-to-four family	$ 1,728	2,776	3,049	5,420	4,415
Commercial real estate	-	-	285	-	-
Construction and land (3) (4)	9,811	11,680	-	4,572	-
Commercial business loans (4)	1,644	3,513	65	437	243
Consumer	453	603	1,095	1,052	769
Total	13,636	18,572	4,494	11,481	5,427
Foreclosed assets, net (1)	683	75	507	351	1,466
Non-performing assets	$ 14,319	18,647	5,001	11,832	6,893
Performing TDR loans, net (3)	$ 2,688	3,729	27,941	3,012	1,950
Non-performing TDR loans, net (4)	$ 7,388	-	-	-	-
Classified assets, gross	$ 34,620	43,099	74,904	62,102	37,354
Allowance for loan and lease losses as a percent of gross loans and leases receivable	0.84%	0.99	1.11	1.22	1.09
Allowance for loan and lease losses as a percent of total non-performing loans (2)	226.01	167.57	697.80	270.20	512.96
Non-performing loans as a percent of gross loans and leases receivable (2)	0.37	0.59	0.16	0.45	0.21
Non-performing assets as a percent of total assets (2)	0.39	0.59	0.16	0.51	0.23
(1) Foreclosed asset balances are shown net of related loss allowances.
(2)Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans.
(3)At March 31, 2001 the Bancorp's $3.0 million loan for the Castaic development, a 296 home residential development located in Castaic, California is included in non-accrual and TDR loans. This loan was classified as impaired and non-accrual due to cost overruns and constructions delays. At March 31, 2003, the Bank's loans on the Castaic development are the only loans reported as TDR. At March 31, 2004, the $2.7 million in performing TDR's represents three commercial business loans, comprised of a corporate line of credit totaling $3.1 million with a SVA of $1.5 million, a business loan to a manufacturer of electronic equipment racks totaling $1.0 million and a second mortgage on a single-family residential loan totaling $43,000 with a SVA of $24,000.
(4)At March 31, 2004, two loans totaling $7.4 million are reported as non-performing TDR loans and as non-accrual loans, which consists of a $7.3 million loan on a construction project located in Murrieta, California and a commercial business loan for $76,000.
(5)There were no leases that were on non-accrual status or classified as a TDR as of March 31, 2004.

The following table sets forth delinquencies in our loan and lease portfolio as of the dates indicated.

	At March 31, 2004				At March 31, 2003
	60-89 Days		90 Days or More(1)		60-89 Days		90 Days or More(1)
	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases (2)
	(Dollars in thousands)

One-to-four family	3	$ 299	9	$ 1,728	5	$ 984	18	$ 2,776
Multi-family	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-	-
Construction and land	-	-	1	9,811	5	11,104	3	11,680
Commercial loans and leases	-	-	9	1,644	-	-	8	3,513
Consumer	-	-	38	453	3	61	50	603
Total	3	$ 299	57	$13,636	13	$ 12,149	79	$ 18,572

	At March 31, 2002
	60-89 Days		90 Days or More(1)
	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases
	(Dollars in thousands)

One-to-four family	5	$ 607	22	$ 3,049
Multi-family	-	-	-	-
Commercial real estate	-	-	1	285
Construction and land	-	-	-	-
Commercial loans and leases	-	-	10	65
Consumer	1	34	57	1,095
Total	6	$ 641	90	$ 4,494

  Loans 90 days or more past due are included in non-accrual loans. See "Non-Accrual and Past Due Loans."

  At March 31, 2003, the $11.7 million of construction and land loans that was 90 days or more delinquent includes three loans on a residential development in Murrieta, California for which the Bank had determined no SVA was required. See
  "Lending Activities - Non-Accrual and Past Due Loans."

The following tables set forth the amount of our allowance for loan and lease losses, the percent of allowance for loan and lease losses to total allowance and the percent of gross loans and leases to total gross loans and leases in each of the categories listed at the dates indicated.

	At March 31,
	2004			2003			2002
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loan and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases
	(Dollars in thousands)

One-to-four family	$ 415	1.4%	46.4%	$ 578	1.8%	44.9%	$ 672	2.1%	49.8%
Multi-family	39	0.1	2.5	121	0.4	2.3	191	0.6	2.8
Commercial real estate	1,558	5.1	12.8	1,152	3.7	12.7	2,829	9.0	11.0
Construction and land	18,563	60.2	29.2	16,271	52.3	30.3	19,588	62.5	25.3
Commercial loans and leases	9,510	30.8	4.3	12,199	39.2	4.7	5,947	19.0	5.5
Consumer	734	2.4	4.8	800	2.6	5.1	2,132	6.8	5.6
Total allowance for loan and lease losses	$30,819	100.0%	100.0%	$ 31,121	100.0%	100.0%	$ 31,359	100.0%	100.0%

	At March 31,
	2001			2000
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases
	(Dollars in thousands)

One-to-four family	$ 1,549	5.0%	52.5%	$ 3,453	12.4%	60.1%
Multi-family	228	0.7	3.4	783	2.8	3.3
Commercial real estate	891	2.9	9.2	1,593	5.7	6.6
Construction and land	17,835	57.5	23.4	12,186	43.8	20.2
Commercial loans and leases	5,334	17.2	5.2	6,367	22.9	4.8
Consumer	5,185	16.7	6.3	3,456	12.4	5.0
Total allowance for loan and lease losses	$ 31,022	100.0%	100.0%	$ 27,838	100.0%	100.0%

Foreclosed Assets and Real Estate Acquired for Investment Activities

At March 31, 2004, we had $683,000 of foreclosed assets, net of allowances, and no real estate acquired for investment ("REI"). If we foreclose on an asset, it is initially recorded at fair value. Subsequent to foreclosure, we periodically perform valuations and the assets are carried at the lower of cost or estimated fair value less costs of disposition. Valuation adjustments to foreclosed assets are recorded through a specific valuation allowance to "assets acquired through foreclosure, net," on our balance sheet and a charge to "foreclosed asset operations" on our income statement.

It is our policy to obtain an appraisal on all foreclosed assets at the time of possession.

The following table sets forth certain information with regard to our foreclosed assets and REI.
	At March 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Foreclosed Assets
Assets acquired in settlement of loans	$ 889	75	507	400	1,466
Allowance for losses	(206)	-	-	(49)	-
Total foreclosed assets, net	683	75	507	351	1,466

REI
Properties wholly owned	-	-	-	-	558
Mezzanine real estate financing	-	-	-	-	4,370
Allowance for losses	-	-	-	-	-
Total REI, net	-	-	-	-	4,928
Total real estate, net	$ 683	75	507	351	6,394

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

The investment policy of the Bank, as established by the Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate or credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. On November 4, 1998 the OTS issued Thrift Bulletin 73 ("TB73") "Trust Preferred Securities" which, among other things, limits the aggregate investment in investment grade trust preferred securities for OTS supervised institutions to 15 percent of total capital. At March 31, 2004, the Bank's aggregate investment in trust preferred securities was $10.2 million which represents 4% of the Bank's total capital.

The investment powers of the Bancorp are substantially broader than those permitted for the Bank. The investment policy of the Bancorp, as established by our Board of Directors, while generally consistent with that of the Bank, permits the investment by the Bancorp in equity securities and non-rated corporate debt obligations. At March 31, 2004, the Bancorp had investments in marketable equity securities of $8.4 million, investments in equity mutual funds of $3.4 million and investments in corporate debt obligations, which are investment grade trust preferred debt securities of $5.8 million.

The Bancorp's equity mutual fund investments are placed with fund managers with whom the Bancorp's senior management is familiar. The performance of the Bancorp's direct and mutual fund equity investments is reviewed no less frequently than monthly by the Bancorp's senior management and no less frequently than quarterly by the Bancorp's Board of Directors.

Unlike the securities comprising the Bank's investment portfolio, which by their nature present little to no risk of loss of principal or interest, the trust preferred debt securities and equity investments of the Bancorp are subject to partial or complete diminution in market value upon the occurrence of adverse economic events affecting the issuers of the securities. Accordingly, these investments are periodically reviewed for any evidence of credit deterioration.

At March 31, 2004, we had $68.7 million in investment securities consisting primarily of investment grade corporate and U.S. agency securities. At March 31, 2004, our MBS portfolio consists of the following categories:

MBS Category	Balance	Percentage of Portfolio
	(Dollars in thousands)
One year CMT (1)	$119,523	40.8%
U.S Treasury	77,805	26.6
One year LIBOR	44,699	15.3
Fixed rate (seasoned)	27,000	9.2
Five to seven year balloon	23,177	7.9
Six month LIBOR	684	0.2
Total	$292,888	100.0%

(1) As of March 31, 2004, 34% of our MBS portfolio consisted of hybrid ARMs.

At March 31, 2004, the carrying value of our MBS portfolio totaled $292.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at March 31, 2004 and March 31, 2003." All of our MBS are insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

Investments in MBS involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At March 31, 2004, the aggregate net premium associated with our MBS portfolio was $4.1 million or 1.4 percent of the aggregate unpaid principal balance on the portfolio. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

During the fiscal year ended March 31, 2004, our CMO portfolio completely paid off primarily due to the very high level of prepayments resulting from the low interest rate environment. Our CMO portfolio consisted principally of monthly adjustable rate securities tied to the one month LIBOR and Prime. Our CMOs were backed by mortgages insured by FNMA or FHLMC. As with MBS, CMO involve a risk that actual levels of prepayments will require an adjustment to the amortization of premium or accretion of discounts on the security with an impact on the yield on the security. Additionally, the structure of many CMO is such that their cash flows exhibit greater sensitivity to changes in prepayments than do traditional MBS. The carrying value of our CMO portfolio was $15.2 million at March 31, 2003. During the fiscal years ended March 31, 2004, 2003 and 2002 premium amortization on our CMO portfolio was $367,000, $1.4 million and $169,000, respectively. This reduced the average yield on securities and interest-bearing assets by 11 basis points and 1 basis point for fiscal 2004, 46 and 5 basis points for fiscal 2003 and 4 and 1 basis points for the fiscal year ended March 31, 2002.

We evaluate all of our securities on an individual basis no less frequently than quarterly for "other-than-temporary" impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. At March 31, 2004, we determined that there was no other-than-temporary impairment of any of our securities.

The following table sets forth certain information regarding the carrying and fair values of our mortgage-backed securities at the dates indicated.

	At March 31,
	2004		2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$ 9,510	9,510	15,369	15,369	20,450	20,450
FHLMC	120,734	120,734	39,127	39,127	45,717	45,717
FNMA	162,644	162,644	160,770	160,770	130,413	130,413
Total available-for-sale	$ 292,888	292,888	215,266	215,266	196,580	196,580

The following table sets forth certain information regarding the carrying and fair values of our investment securities at the dates indicated.

	At March 31,
	2004		2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)

Held-to-maturity:
U.S. government and federal agency obligations	$ 5,742	5,979	5,753	5,957	703	703
Total held-to-maturity	5,742	5,979	5,753	5,957	703	703

Available-for-sale:
Corporate debt securities	51,152	51,152	49,398	49,398	55,236	55,236
Equity securities:
Direct	8,367	8,367	4,982	4,982	5,440	5,440
Mutual funds	3,438	3,438	39,714	39,714	33,144	33,144
Total available-for-sale	62,957	62,957	94,094	94,094	93,820	93,820

Total	$68,699	68,936	99,847	100,051	94,523	94,523

The following table sets forth certain information regarding the carrying and fair values of our collateralized mortgage obligations at the dates indicated.

	At March 31,
	2004		2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available-for-sale:
Collateralized mortgage obligations:
FHLMC	$ -	-	12,387	12,387	43,928	43,928
FNMA	-	-	2,813	2,813	18,850	18,850
Total	$ -	-	15,200	15,200	62,778	62,778

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of our mortgage-backed securities and investment securities as of March 31, 2004. The table presented represents stated final maturities and does not reflect scheduled principal payments.

	At March 31, 2004
	One Year or less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Available-for-sale:
GNMA	$ 4	9.00%	$ -	-%	$ -	-%	$ 9,506	3.68%	$ 9,510	3.69%
FHLMC	298	4.99	20,786	3.17	117	9.32	99,533	4.09	120,734	3.93
FNMA	2,093	5.82	894	6.71	20,816	4.68	138,841	3.93	162,644	4.06
Total mortgage-backed securities	$ 2,395	5.72%	$ 21,680	3.31%	$ 20,933	4.70%	$ 247,880	3.98%	$292,888	4.00%

Investment securities:
Held-to-maturity:
U.S. government and Federal agency Obligations	$ -	-%	$ 5,742	3.48%	$ -	-%	$ -	-%	$ 5,742	3.48%
Total held-to-maturity	-	-	5,742	3.48	-	-	-	-	5,742	3.48
Available-for-sale:
Corporate debt securities	-	-	35,108	1.90%	-	-	16,044	6.28	51,152	3.20
Equity securities:
Direct	-	-	-	-	-	-	8,367	38.17	8,367	38.17
Mutual funds	-	-	-	-	-	-	3,438	30.23	3,438	30.23
Total available-for-sale	-	-	35,108	1.90	-	-	27,849	18.82	62,957	9.32
Total investment securities	$ -	-%	$ 40,850	2.12%	$ -	-%	$ 27,849	18.82%	$ 68,699	8.83%

Sources of Funds

      General. Our source of funds for lending, investing and other general purposes are deposits, loan and securities repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings.

      Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of passbook accounts, NOW and other demand accounts, money market savings accounts (collectively "core deposits") and certificate accounts. The terms of the fixed-rate certificate accounts we offer vary from 90 days to 71 months. We establish offering rates on a weekly basis. Once an account is established, additional deposits are generally not permitted into the fixed-rate accounts. We presently offer a variable rate certificate whose rate is indexed to the one year CMT and on which additions are permitted. We also offer a step-up certificate account that permit additions and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. At March 31, 2004, we had $642.5 million of certificate accounts maturing in less than one year. We expect to retain a substantial portion of these maturing dollars. Our deposits are obtained predominantly from the areas in which our branch offices are located and we rely primarily on customer service and long-standing relationships with our customers to attract and retain these deposits.

The following table presents our deposit activity for the periods indicated.
	For the Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Net deposits	$ 92,456	103,599	76,898
Interest credited on deposit accounts	36,482	53,545	70,805
Total increase in deposit accounts	$128,938	157,144	147,703

                    At March 31, 2004, we had $401.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$ 98,633	2.09%
Over three through six months	122,971	2.05
Over six through 12 months	52,182	2.11
Over 12 months	127,494	4.20
Total	$401,280	2.75%

        The following table sets forth the distribution of our average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended March 31,
	2004			2003			2002
	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield
	(Dollars in thousands)

Passbook accounts	$ 152,423	6.4%	0.34%	$ 132,796	5.9%	0.71%	$ 124,855	6.0%	1.32%
Money market savings accounts	535,283	22.6	1.35	452,640	20.1	2.16	446,821	21.7	3.12
NOW accounts	619,375	26.2	1.00	550,260	24.5	1.83	216,269	10.5	1.34
Non-interest bearing accounts	184,762	7.8	-	138,178	6.1	-	100,894	4.9	-
Total core deposits	1,491,843	63.0	0.93	1,273,874	56.6	1.63	888,839	43.1	2.08

Certificate accounts:
Variable-rate certificates of deposit	3,990	0.2	1.91	13,631	0.6	3.49	18,062	0.9	4.28
Step-up certificates of deposit	60,263	2.5	1.65	46,537	2.1	2.56	49,928	2.4	4.77
Less than 6 months	52,535	2.2	1.10	66,937	3.0	1.78	109,464	5.3	3.50
6 through 11 months	129,779	5.5	1.21	173,236	7.7	2.13	215,121	10.4	4.11
12 through 23 months	291,599	12.3	1.84	388,904	17.3	3.08	603,732	29.3	5.26
24 through 47 months	182,525	7.7	3.62	165,697	7.4	4.44	119,986	5.8	5.67
48 months or greater	155,225	6.6	4.92	119,907	5.3	5.17	56,937	2.8	5.57
Other	-	0.0	-	2	0.0	5.64	19	0.0	6.49
Total certificate accounts	875,916	37.0	2.61	974,851	43.4	3.29	1,173,249	56.9	4.90
Total average deposits	$2,367,759	100.0%	1.55%	$2,248,725	100.0%	2.35%	$2,062,088	100.0%	3.69%

     The following table presents, by various rate categories, the periods to maturity of the certificate accounts outstanding at March 31, 2004 and the amount of certificate accounts outstanding at the dates indicated.

	Period to Maturity from March 31, 2004						March 31,
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	2004	2003	2002
	(Dollars in thousands)

0.00 through 4.00%	$611,899	62,950	16,454	15,804	20,491	206	727,804	705,119	578,334
4.01 through 5.00%	19,142	21,425	15,696	31,343	1,734	-	89,340	128,576	336,470
5.01 through 6.00%	8,052	3,707	19,866	34,424	36	-	66,085	69,988	105,598
6.01 through 7.00%	3,412	7,316	156	-	-	-	10,884	18,203	53,175
7.01 through 8.00%	-	-	-	-	-	-	-	483	10,958
Total	$642,505	95,398	52,172	81,571	22,261	206	894,113	922,369	1,084,535

        FHLB Advances and Other Borrowings. We utilize FHLB advances and reverse repurchase agreements as alternative sources of funds to retail deposits. These borrowings are collateralized by securities and, in the case of certain FHLB advances, certain of our mortgage loans and secondarily by our investment in the capital stock of the FHLB. See "Regulation and Supervision-Federal Home Loan Bank System." The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateralization requirements. The maximum amount that the FHLB will advance to member institutions, fluctuates from time to time in accordance with the policies of the FHLB. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account. At March 31, 2004, we had outstanding reverse repurchase agreements of $4.0 million at a weighted average cost of 1.67%. The use of reverse repurchase agreements involves the risk that between the dates of "sale" and subsequent repurchase, a decline in the market value of the underlying security may require the sale of additional securities to the counterparty to the reverse repurchase agreement.

        At March 31, 2004, we had outstanding FHLB advances of $845.0 million at a weighted average cost of 1.72%. The original terms of the FHLB advances outstanding at March 31, 2004 range from 22 days to 10 years. As of March 31, 2004 the Bank had maximum unused borrowing capacity from the FHLB of San Francisco of $1.37 billion. Based upon pledged collateral in place, the available borrowing capacity was $418.2 million at March 31, 2004. We expect to continue to utilize FHLB advances and to a much lesser degree reverse repurchase agreements as secondary sources of funds to deposit liabilities. FHLB advances are utilized to balance the differential net cash flows arising from loan, securities and deposit activities.

        During fiscal 1998, we began making increased use of putable borrowings (primarily FHLB advances). Under the putable advance program, in exchange for a favorable interest rate on the borrowing, we granted to the FHLB an option to "put" the advance back to us at specified quarterly "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, we obtained funds below the cost of non-putable FHLB advances, which had fixed maturities between the first "put" date and the final maturity date of the putable advance. In exchange for this favorable funding rate, we are exposed to the risk that the advance is "put" back to us following an increase in the general level of interest rates causing us to initiate a new borrowing at a less advantageous cost. Our use of putable advances allowed us to extend the term to maturity and initial "put" dates of our funding in connection with increased investment in hybrid and balloon MBS products. We have not initiated any new putable advances since May 1998. At March 31, 2004, only one putable borrowing in the amount of $15.0 million remains outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

        The following table sets forth certain information regarding our borrowed funds at or for the periods ended on the dates indicated.

	At or for the Years Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$ 562,885	465,631	597,173
Maximum amount outstanding at any month-end during the year	845,000	523,000	655,000
Amount outstanding at year end (1)	845,000	481,000	558,000
Average interest rate:
For the year	2.22%	4.06	5.01
At year end	1.72	3.30	4.16

Reverse repurchase agreements:
Average amount outstanding during the year	$ 1,303	800	-
Maximum amount outstanding at any month-end during the year	4,385	4,385	-
Amount outstanding at year end	4,000	4,385	-
Average interest rate:
For the year	1.94%	2.15	-
At year end	1.67	2.15	-

Promissory Note (2):
Average amount outstanding during the year	$ 149	-	-
Maximum amount outstanding at any month-end during the year	2,600	-	-
Amount outstanding at year end	2,600	-	-
Average interest rate:
For the year	7.00%	-	-
At year end	7.00	-	-
  Included in the balance of FHLB advances outstanding at March 31, 2004 is a putable borrowing of $15.0 million bearing interest at 5.39%. The maturity date for this borrowing is February 12, 2008, with quarterly put dates from May 12, 2004 through the final maturity date.
  The promissory note was entered into by Diversified Builder Services, Inc. to finance its builder service operations. The note was repaid from operating funds on May 13, 2004.

Subsidiary Activities

        Diversified Builder Services, Inc. ("DBS"), was incorporated in California on February 25, 2003, and commenced operations in April 2003 as a wholly owned subsidiary of the Bancorp. DBS is a provider of financing services to home builders and land developers, which includes real estate consulting services, property entitlement, loan and equity placement and opportunity and mezzanine lending. While sound in all respects, these loans typically cannot be originated by the Bank, usually due to short time frames under which underwriting and approval must take place. The Managing Director of DBS is the former head of the Bank's Major Loan Department and DBS does business with borrowers with whom we have a long standing relationship and then only with respect to properties with which we are intimately familiar. The typical DBS loans have a term of three-to-six months with the potential for additional extensions of up to an additional twelve months upon payment of additional fees. DBS loans are all secured by properties against which the loans are made and also typically include personal guarantees. At March 31, 2004, DBS had outstanding loans of $22.5 million, net, included in our totals for construction and land loans. DBS had $23.7 million in total assets at March 31, 2004 and net earnings of $849,000 for fiscal 2004.

DBS loan approval requirements are as follows:
DBS Loan Approval Authority
	Up to $500,000	$500,001 - $999,999	$1.0 million - $4,999,000	$5.0 million or greater
DBS Loans	Any one of the following: Chief Executive Officer, Chief Operating Officer or Vice-President Managing Director	Any two of the following: Chief Executive Officer, Chief Operating Officer or Vice-President Managing Director	DBS Loan Committee	DBS Loan Committee and DBS Board

The DBS Loan Committee is comprised of the following Bank Officers: Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Controller and the Treasurer.

        Glencrest Investment Advisors, Inc. ("GIA"), a Delaware corporation, is a wholly owned subsidiary of the Bancorp. GIA functions as a Registered Investment Advisor and is engaged in offering investment and asset management services to individuals and institutions such as foundations and endowments, pension plans and charitable organizations. As of June 30, 2002, GIA purchased PFF Financial Services, Inc. from Pomona Financial Services, Inc. and renamed it Glencrest Insurance Services, Inc. GIA had consolidated assets of $2.2 million at March 31, 2004 and a net loss of $1.1 million for fiscal 2004. GIA had total assets under management of $238.3 million at March 31, 2004.

        Glencrest Insurance Services, Inc. ("GIS") a California corporation, is a wholly owned subsidiary of GIA. Prior to July 2003, GIS operated as PFF Financial Services, Inc. ("PFFFS"), a wholly owned subsidiary of Pomona Financial Services, Inc. GIS sells various personal and business insurance policies, fixed and variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. GIS had $259,500 in total assets at March 31, 2004 and net earnings of $136,300 for fiscal 2004.

      Pomona Financial Services, Inc. ("PFS"), a California corporation, is a wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporation described below and acts as trustee under deeds of trusts. PFS had total assets of $356,200 at March 31, 2004 and net earnings of $83,100 for fiscal 2004.

       Diversified Services, Inc. ("DSI"), a California corporation, is a wholly owned subsidiary of PFS. DSI had     historically participated as an investor in residential real estate projects. DSI may consider additional real estate activities as market conditions warrant. For the year ended March 31, 2004, DSI had minimal activity and a nominal loss.

Personnel

        As of March 31, 2004, we had 537 full-time employees and 116 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good. See "Item 11 - Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.

REGULATION AND SUPERVISION

        The Bancorp is regulated as a savings and loan holding company by the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). The Bank, as a federally chartered savings institution, is also subject to federal regulation and oversight by the OTS extending to all aspects of its operations. In addition, the Bank is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law. The Bancorp is also required to file reports with, and otherwise comply with the rules and regulations of the SEC under the federal securities laws.

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

            A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except in the case of certain emergency acquisitions approved by the FDIC; if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or, if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located, or by a holding company that controls such a state chartered association.

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

       Lending and Investment Powers. The Bank derives its lending and investment powers from the HOLA, and the regulations and policies of the OTS. Under these laws, regulations and policies, the Bank may invest in mortgage loans secured by residential and commercial real estate; commercial, community development, small business and consumer loans; certain types of government-related debt securities; and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank's authority to invest in certain types of loans and leases or other investments is limited by federal law. The Bank may also establish operating subsidiaries that may engage in activities or investments permissible for federal savings banks.

        All lending activities are subject to general safety and soundness limits against over-concentration of investments in particular types of assets.

        Loans and Leases-to-One-Borrower Limitations. Under HOLA, the Bank is generally subject to the same limits on loans and leases-to-one borrower as a national bank. With specified exceptions, the Bank's total loans and leases or extensions of credit to a single borrower cannot exceed 15% of the Bank's unimpaired capital and surplus which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans and leases or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently complies with applicable loans and leases-to-one-borrower limitations.

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

        The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At March 31, 2004, and in each of the prior 12 months, the Bank met the QTL test, and, therefore, qualifies as a thrift lender. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a bank charter.

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

        On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the interest rate risk component of the risk-based capital requirement.

The following table presents the Bank's capital position at March 31, 2004.
	Actual	Required	Excess	Actual Percentage	Required Percentage
	(Dollars in thousands)

Tangible	$277,373	54,443	222,930	7.64%	1.50
Core (Leverage)	277,373	145,182	132,191	7.64	4.00
Risk-based	303,229	216,321	86,908	11.21	8.00

As the foregoing table indicates, at March 31, 2004, the Bank met each of its capital requirements.

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

        CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:

  a lending test, to evaluate the institution's record of making loans and leases in its assessment areas;
  an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and
  a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

        Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms, which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, the OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

        Effective April 1, 2003, the Federal Reserve Board ("FRB"), rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B. The FRB's final rule does not by its terms apply to savings associations. However, because the OTS incorporates Regulation W and applies it to savings associations, sections 23A and 23B of the FRA apply to every savings association in the same manner and to the same extent as if a savings association were a member bank. The OTS rule incorporates all applicable provisions and exceptions prescribed by the FRB in Regulation W; provide guidance regarding the additional prohibitions on savings associations with respect to transactions with affiliates under HOLA; and set out the additional restrictions that the OTS imposes on savings associations under HOLA with regard to transactions with affiliates.

        Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The FRB expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

        The Bank's authority to extend credit to directors, executive officers and 10% shareholders of the Bank and the Bancorp, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. Notwithstanding the foregoing, directors and executive officers are eligible for a preferential rate and terms under the PFF Director and Employee Mortgage Loan Policy which is a benefit and compensation program widely available to our employees. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors. Section 402 of the Sarbanes-Oxley Act of 2002, ("Sarbanes-Oxley Act"), prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

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

  well capitalized;
  adequately capitalized;
  undercapitalized; and
  critically undercapitalized.

        At March 31, 2004, the Bank met the criteria for being considered "well-capitalized." When appropriate, the OTS can require corrective action by a savings bank under the "prompt corrective action" provisions of federal law.

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

        The Bank's assessment rate for fiscal 2004 ranged from 1.5 to 1.6 basis points and the premium paid for this period was $358,000 all of which was paid towards the Financing Corporation bonds. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

        Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of San Francisco, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Prior to April 1, 2004, the Bank was required to acquire and hold shares of capital stock in the FHLB of San Francisco in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500,000 or 5% of outstanding advances. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of San Francisco at March 31, 2004, of $42.5 million. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

        Effective April 1, 2004, the FHLB of San Francisco implemented a new capital plan. Pursuant to the new plan, the FHLB of San Francisco shall have a single class of capital stock with a par value of $100 per share that may be issued, exchanged, redeemed and repurchased only at par value. Each member of the FHLB of San Francisco must maintain a minimum investment in FHLB of San Francisco capital stock equal to the greater of (i) a membership stock requirement equal to 1.0% of the member's assets that qualify as collateral security (up to a maximum of $25 million) or (ii) an activity-based stock requirements equal to 4.7% of the member's outstanding advances, plus 5.0% of any portion of any mortgage loan sold by the member under a mortgage asset program. Under the new plan, the FHLB of San Francisco may also impose an additional capital stock assessment.

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

        Under the GLB Act, membership in the FHLB System is now voluntary for all federally-chartered savings banks, such as the Bank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by the GLB Act, the FHLB of San Francisco adopted a capital plan, which was implemented on April 1, 2004.

        FHLB of San Francisco's new capital plan, will change the foregoing minimum stock ownership requirements. Under the new capital plan, each member of the FHLB of San Francisco will have to maintain a minimum investment in FHLB of San Francisco stock equal to the greater of (i) 1.0% of its assets that qualify as collateral security (up to a maximum of $25 million) or (ii) 4.7% of the member's outstanding advances, plus 5.0% of the outstanding loans purchased and held by the FHLB of San Francisco. In addition, the new capital plan requires each member to own stock in an amount equal to a capital stock assessment, to be imposed by the FHLB of San Francisco.

        Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed by totaling three components: the savings association's total assets, supervisory condition and complexity of business. The assessments paid by the Bank for the fiscal year ended March 31, 2004 totaled $502,000.

       Branching. Subject to certain limitations, HOLA and the OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. The authority to establish such a branch is available (i) in states that expressly authorize branches of savings associations located in another state and (ii) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "QTL Test." This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The authority under HOLA and the OTS regulatory authority preempts any state law purporting to regulate branching by federal savings institutions.

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

        Privacy Standards. Effective July 1, 2001, financial institutions, including the Bancorp and the Bank, became subject to FDIC regulations implementing the privacy protection provisions of the GLB Act. These regulations require financial institutions to disclose to customers at the time of establishing the customer relationship and annually thereafter, the institution's privacy policy including identifying with whom the institution shares "non-public personal information." In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their nonpublic personal information with unaffiliated third parties. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

        Trust Activities Regulation. The Bank derives its trust activity powers from Section 5(n) of the HOLA and the regulations and policies of the OTS. Under these laws, regulations and policies, the trust activities of federal savings banks are governed by both federal laws and state laws. Generally, the scope of trust activities that the Bank can provide will be governed by the laws of the states in which the Bank is "located" (as such term is defined under the regulations of the OTS), while other aspects of the trust operations of the Bank are governed by federal laws and regulations. If the trust activities of a federal savings bank are located in more than one state, however, then the scope of fiduciary services the federal savings bank can provide will vary depending on the laws of each state.

        The Bank through its trust department acts as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of March 31, 2004, the trust department of the Bank maintained approximately $293.4 million in assets under management.

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

The Sarbanes-Oxley Act

        On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC, under the Securities Exchange Act. Given the extensive SEC role in implementing rules relating to many of the Sarbanes Oxley Act's new requirements, the final scope of these requirements remains to be determined.

        The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Additionally, the Sarbanes-Oxley Act includes the following:

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
  an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with their independent auditors;
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

          The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Securities Exchange Act. To date, the SEC has implemented some of the provisions of the Sarbanes-Oxley Act. However, the SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, we review those rules and comply as required.

          Furthermore, the New York Stock Exchange (the "NYSE") has also implemented corporate governance rules which implement the mandates of the Sarbanes- Oxley Act. The NYSE rules include, among other things, ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees and requiring stockholder approval of all new stock option plans and all material modifications. These rules affect the Bancorp because its common stock is listed on the NYSE under the symbol "PFB."

        Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the results of operations or financial condition.

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
  Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.
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

                                                    FEDERAL AND STATE TAXATION

Federal Taxation

        General. We report our income on a fiscal year basis using the accrual method of accounting, which is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. We file federal income tax returns on a consolidated basis. The Bank has been audited by the IRS through the 1990 tax year and the California Franchise Tax Board through the 1985 tax year and for the 1993 tax year. The statute of limitations has closed for all tax years for both IRS and California Franchise Tax Board purposes through the 2000 and 1999 tax years, respectively. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.

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

        Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. We do not expect to be subject to the alternative minimum tax.

        Dividends Received Deduction and Other Matters. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

        State of California. The California franchise tax rate applicable to us equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as us); however, the total tax rate cannot exceed 10.84%. Through March 31, 2002, California regulations allowed a bad debt deduction computed using a three or six-year weighted average loss experience method. Beginning April 1, 2002, large financial institutions, previously on the reserve method, are no longer allowed to use such a method and are required to be on the specific charge-off method (same as federal). California granted a one-time forgiveness of the amount of tax equal to one-half of the amount that would have been due upon reversal of the accumulated state tax bad debt reserve as of March 31, 2002. The Bancorp and its California subsidiary file California state franchise tax returns on a combined basis. Assuming that the holding company form of organization continues to be utilized, the Bancorp, as a savings and loan holding company commercially domiciled in California, will generally be treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously.

        Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Bancorp is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties.

        As of March 31, 2004, we were conducting our business through 26 full-service banking branches, two trust offices, a Southern California regional loan center, two loan origination offices in Northern California, three registered investment advisory offices for Glencrest and a DBS office. In May 2004, we opened our 27th banking branch located in Yucaipa, California. In April 2004, we closed our Redding, California loan origination office in Northern California.
We own the building and land of the following savings branches located in California:		We lease the building and land of the following savings branches located in California:		We own the building and lease the land of the following savings branches located in California:
Pomona	Cathedral City	Rancho Cucamonga	Corona	Montclair
Upland	Alta Loma	Upland-Northwest	Fontana	Chino Spectrum
Indian Hill	29 Palms	Ontario-Mills	Tustin
Chino	La Verne
San Dimas	Ontario
Yucca Valley	Terra Vista
Claremont	Diamond Bar
Palm Desert	La Quinta
Glendora	Yucaipa (1)
Yorba Linda
(1) Opened in May 2004

        We lease the land and building of our administrative office and one of our trust offices. Our second trust office shares office space in the Claremont savings branch. We own the building and land of our Regional Loan, Data Operations, Record Retention and Human Resources/Training Centers. DBS and the remaining loan origination office in Northern California lease office space, while GIA and GIS share a leased building.

        As of March 31, 2004, the net book value of owned real estate including the branches located on leased land totaled $19.2 million. The net book value of leased offices was $2.5 million. The net book value of furniture, fixtures and electronic data processing equipment was $5.7 million.

Item 3. Legal Proceedings.

        Other than routine litigation incidental to our business, neither we, nor any of our subsidiaries are the subject of any material pending legal proceeding and, to the best of our knowledge, no such proceedings are contemplated by any governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders.

            None.

                                                                                    PART II

Item 5. Market for Registrant's Common Equity,Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange under the symbol "PFB." The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of our common stock. As of May 31, 2004, there were approximately 5,040 holders of our common stock, which includes those holding shares in street name.

	High	Low	Closing

Year Ended March 31, 2004
First Quarter	$ 28.08	22.89	27.61
Second Quarter	32.02	27.36	31.88
Third Quarter	38.75	31.92	36.28
Fourth Quarter	40.61	33.93	38.13

Year Ended March 31, 2003
First Quarter	$ 27.50	21.93	27.43
Second Quarter	27.44	18.57	19.80
Third Quarter	25.54	16.79	22.32
Fourth Quarter	24.43	21.89	22.92

            Cash dividend activity during the fiscal years ended March 31, 2004 and March 31, 2003 was as follows:

Record Date	Payment Date	Amount per share
June 13, 2003	June 27, 2003	$.071
September 12, 2003	September 26, 2003	$.16
December 12, 2003	December 26, 2003	$.16
March 12, 2004	March 26, 2004	$.20

June 14, 2002	June 28, 2002	$.057
September 13, 2002	September 27, 2002	$.057
December 13, 2002	December 27, 2002	$.071
March 14, 2003	March 28, 2003	$.071

        The Bancorp may pay additional dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors considers the declaration of dividends on a quarterly basis.

        During fiscal 2004, we retired 12,856,574 shares of common stock that had been repurchased in prior periods and held as treasury stock. During fiscal 2004, our Board of Directors declared a 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003.

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

        On March 26, 2003, the Bancorp's Board of Directors adopted a share repurchase program of 840,000 shares of our common stock. The shares are being purchased in open market transactions based on market conditions. The timing, volume and price of purchases are contingent upon our discretion and our overall financial condition. During fiscal 2004, the Bank paid cash dividends to the Bancorp of $28.6 million in order to fund general corporate needs, cash dividends to shareholders and share repurchases. During fiscal 2004, the Bancorp repurchased 302,800 shares at a weighted average price of $34.91 per share resulting in 511,580 shares remaining under the current share repurchase program.

Common stock repurchases were as follows:
	Common Stock Repurchased
	Total Number of Shares Purchased (1)	Average Price Per Share	Total Shares Remaining Under Repurchase Program (2)
Authorized share repurchase program-March 26, 2003	-	-	840,000
March 2003	25,620	$22.96	814,380
April 2003	4,900	23.71	809,480
May 2003	18,200	24.40	791,280
February 2004	110,900	35.78	680,380
March 2004	168,800	35.80	511,580

(1) During fiscal 2004 and 2003 , we repurchased 302,800 and 25,620 of our common shares, respectively, totaling 328,420 common shares under the 840,000 repurchase program adopted by our Board of Directors on March 26, 2003.

(2) At March 31, 2004, the maximum amount of our common shares that can be repurchased is 511,580 shares.

Item 6. Selected Financial Data.

        Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto - See "Item 8. Financial Statements and Supplementary Data."

	At March 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Selected Balance Sheet Data:

Total assets	$3,677,694	$3,154,024	3,042,932	2,886,431	3,034,023
Investment securities held-to-maturity	5,742	5,753	703	702	701
Investment securities available-for-sale	62,957	94,094	93,820	59,137	87,810
Mortgage-backed securities available-for-sale	292,888	215,266	196,580	302,964	381,277
Collateralized mortgage obligations available-for-sale	-	15,200	62,778	82,315	85,653
Trading securities	-	-	2,334	2,375	4,318
Investment in real estate	-	-	-	-	4,928
Loans held for sale	2,119	3,327	106	583	7,362
Loans and leases receivable, net(1)	3,149,318	2,688,950	2,494,667	2,285,307	2,326,702
Deposits	2,455,046	2,326,108	2,168,964	2,021,261	1,906,534
FHLB advances and other borrowings	851,600	485,385	558,000	575,000	884,000
Stockholders' equity, substantially restricted	316,371	273,132	284,077	257,998	221,831

			(continued on next page)

	For the Year Ended March 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)

Selected Operating Data:
Interest income	$180,324	185,376	215,731	239,949	214,952
Interest expense	49,329	72,247	104,624	143,471	126,539
Net interest income	130,995	113,129	111,107	96,478	88,413
Provision for loan and lease losses	2,725	4,840	5,000	5,004	4,000
Net interest income after provision for loan and lease losses	128,270	108,289	106,107	91,474	84,413
Non-interest income	25,038	19,898	17,043	14,319	17,628
Non-interest expense:
General and administrative expense	79,902	67,466	62,127	57,066	55,506
Foreclosed asset operations, net	339	(190)	(102)	(324)	(278)
Total non-interest expense	80,241	67,276	62,025	56,742	55,228
Earnings before income taxes	73,067	60,911	61,125	49,051	46,813
Income taxes	32,118	25,489	25,761	20,791	20,215
Net earnings	$40,949	35,422	35,364	28,260	26,598
Basic earnings per share	$ 2.55	2.10	2.03	1.66	1.52
Diluted earnings per share	$ 2.45	2.02	1.96	1.60	1.46
Dividends declared per share	$ 0.591	0.256	0.20	0.171	0.129
Dividends payout ratio (13)	24.12%	12.67	10.20	10.69	8.84
			(continued on next page

	At or for the Year Ended March 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)

Performance Ratios (2):
Return on average assets	1.25%	1.16	1.19	0.95	0.90
Return on average equity	13.63	12.39	12.80	11.81	11.91
Average equity to average assets	9.16	9.40	9.28	8.04	7.54
Equity to total assets at end of period	8.60	8.66	9.34	8.94	7.31
Net interest spread (3)	3.97	3.59	3.51	2.93	2.81
Effective interest spread (4)	4.11	3.81	3.83	3.31	3.09
Average interest-earning assets to average interest-bearing liabilities	108.74	109.16	108.91	107.72	106.22
Efficiency ratio (5)	51.21	50.72	48.48	51.51	52.34
General and administrative expense to average assets	2.44	2.22	2.09	1.92	1.87
Capital (2)(6):
Tangible capital ratio (11)	7.64	8.17	8.63	8.28	6.77
Core capital ratio (11)	7.64	8.17	8.63	8.28	6.77
Risk-based capital ratio (11)	11.21	11.85	12.87	12.72	11.00
Book value per share outstanding	$ 19.04	16.58	15.54	13.92	11.90
Tangible book value per share outstanding (9)	18.97	16.50	15.47	13.84	11.80
Shares outstanding at end of period	16,614,997	16,477,453	18,282,298	18,534,079	18,640,307
Asset Quality (2):
Non-performing loans as a percent of gross loans and leases receivable (7) (12)	0.37%	0.59	0.16	0.45	0.21
Non-performing assets as a percent of total assets (7) (12)	0.39	0.59	0.16	0.41	0.23
Allowance for loan and lease losses as a percent of gross loans and leases receivable (8)	0.84	0.99	1.11	1.22	1.09
Allowance for loan and lease losses as a percent of non-performing loans (7) (8)	226.01	167.57	697.80	270.20	512.96
Net charge-offs	$ 3,027	5,078	4,663	1,820	2,322
Number of full-service customer Facilities (10)	26	26	24	24	23
Loan and lease originations	$2,166,638	1,872,746	1,433,821	1,049,535	1,268,324

(1)   The allowances for loan losses at March 31, 2004, 2003, 2002, 2001, and 2000 were $30.8 million $31.1 million $31.4 million, $31.0 million and, $27.8 million, respectively.
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
(7)    Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. It is the Bank's policy to cease accruing interest on loans 90 days or more past due. See "Description of Business - Non-Accrual and Past Due Loans" and "Real Estate".
(8)     See "Item 1 - Description of business - Lending Activities - Allowance for Loan and Lease Losses" for a discussion of factors and methodology utilized in determination of allowance for loan and lease losses.
(9)   Stated book value minus goodwill.
(10)  In May 2004, we opened our 27th full service savings branch in Yucaipa, California.
(11)  PFF Bank & Trust only.
(12)  There were no non-performing leases at March 31, 2004.
(13)  Dividends declared per common share as a percentage of diluted earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies

        The following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the financial statements:

  Allowance for losses on loans, leases and real estate. For further information, see "Item 1 - Lending Activities - Allowance for Loan and Lease Losses" and "Note 5 to the Consolidated Financial Statements."
  Mortgage Servicing Rights. For further information, see "Item 1 - Lending Activities - Loan Servicing" and "Note 10 to the Consolidated Financial Statements."
  Pension Accounting. For further information, see "Note 14 to the Consolidated Financial Statements."
  Other-Than-Temporary Impairment. For further information, see "Item 1 - Investment Activities" and "Notes 2,3 and 4 to the Consolidated Financial Statements.

Asset/Liability Management

        Our earnings depend primarily on our net interest income. Net interest income is affected by net interest spread. Changes in net interest spread ("interest rate risk") are influenced to a significant degree by the repricing characteristics of assets and liabilities ("timing risk"), the relationship between various rates ("basis risk"), customer options, and changes in the shape of the yield curve.

        Our Asset/Liability Committee ("ALCO") is responsible for implementing the interest rate risk policies designed to manage our interest rate risk exposure. The Board of Directors approves acceptable interest rate risk levels designed to provide sufficient net interest income and net present value of shareholders' equity ("NPV") assuming specified changes in interest rates. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.

        One measure of our exposure to interest rate risk is shown in the following table which sets forth the repricing frequency of our major assets and liabilities as of March 31, 2004. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, scheduled principal payments and estimated prepayments. Repricing of liabilities is based upon the contractual maturities, estimated decay rates for core deposits, and the earliest repricing opportunity for variable and floating rate instruments. We also had $15.0 million of putable FHLB advances on the balance sheet as of March 31, 2004 that are assumed to reprice at maturity. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used, or if actual experience differed from that assumed.

March 31, 2004
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 12 Months	More than 12 Months to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash, investment securities and FHLB stock (1)	$ 25,446	877	1,193	42,260	186	101,388	171,350
Loans, leases and mortgage-backed securities: (1)
Mortgage-backed securities (2)	61,810	52,802	40,977	72,975	57,746	6,578	292,888
Loans and leases receivable, net (2)	1,369,689	381,683	470,169	638,417	222,387	69,092	3,151,437
Total loans, leases and mortgage-backed securities	1,431,499	434,485	511,146	711,392	280,133	75,670	3,444,325
Total interest-earning assets	1,456,945	435,362	512,339	753,652	280,319	177,058	3,615,675
Non-interest earning assets	-	-	-	-	-	62,019	62,019
Total assets	$1,456,945	435,362	512,339	753,652	280,319	239,077	3,677,694

Interest-bearing liabilities:
Fixed maturity deposits	$ 246,202	249,902	146,522	147,450	103,828	209	894,113
Core deposits (3)	336,273	336,273	674,556	-	-	213,831	1,560,933
Total deposits	582,475	586,175	821,078	147,450	103,828	214,040	2,455,046
Borrowings (4)	241,600	160,000	180,000	255,000	15,000	-	851,600
Total interest-bearing liabilities	824,075	746,175	1,001,078	402,450	118,828	214,040	3,306,646
Non-interest bearing liabilities	-	-	-	-	-	54,677	54,677
Equity	-	-	-	-	-	316,371	316,371
Total liabilities and stockholders' equity	$ 824,075	746,175	1,001,078	402,450	118,828	585,088	3,677,694
Interest sensitivity gap	$ 632,870	(310,813)	(488,739)	351,202	161,491	(346,011)	-
Cumulative interest sensitivity gap	632,870	322,057	(166,682)	184,520	346,011	-	-
Cumulative interest sensitivity gap as a percentage of total assets	17.21%	8.76	(4.53)	5.02	9.41	-
Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities	176.80	120.51	93.52	106.20	111.19	109.35
  Based upon contractual maturities, repricing date and forecasted principal payments assuming normal amortization and, where applicable prepayments.
  Projected average constant prepayment rates (CPR) for the next twelve months are 40%.
  Assumes 100% of interest-bearing core deposits are subject to repricing in year one and non-interest bearing deposits are classified in the "More than 5 Years" category.
  Putable borrowings are presented based upon their contractual maturity date.

        Our one year GAP at March 31, 2004 was (4.53%) (i.e. more interest bearing liabilities subject to re-pricing within one year than interest earning assets); this compares with an "adjusted" GAP of (0.48%) at March 31, 2003. The March 31, 2003 GAP report was adjusted to reflect the reporting of non-interest bearing assets in the "more than 5 year" GAP bucket consistent with the current year presentation. Our one year GAP has become more liability sensitive due to the slowing prepayments lengthening the repricing terms associated with the loan and securities portfolios, and an increase in the proportion of interest-bearing core accounts which are reflected as subject to repricing within twelve months. If rates were to increase by 200 basis points, it is assumed that prepayment speeds would slow from an average of 40% CPR to 21% CPR and result in a one year GAP of (15.53%).

        A GAP table is limited to measuring timing risk and does not reflect the impact of customer options or basis risk (the risk that various indices to which our assets and liabilities are tied (e.g. Prime and COFI) will not move with equal speed and magnitude when the general level of interest rates moves either up or down). To better measure our exposure to these and other components of interest rate risk, management relies on an internally maintained, externally supported asset/liability simulation model.

        We forecast our net interest income for the next twelve months, and our NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this "base case" has been established, we subject our balance sheet to instantaneous and sustained rate changes to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. Our model then re-forecasts net interest income and NPV. The table below indicates the results of our internal modeling of our balance sheet as of March 31, 2004 and 2003. The internal calculation of our sensitivity to interest rate changes would vary substantially if different assumptions were used, or if our customers' responses to changes in interest rates resulted in changes in the structure of our balance sheet.

	March 31, 2004		March 31, 2003
	Percentage Change
Change in Interest Rates (basis points) (3)	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio value (2)
+200	(0.74)%	(13.60)	4.34	(0.56)
+100	0.12	(3.80)	2.42	(0.08)
-100	(0.89)	0.01	(1.82)	(0.09)
(1) This percentage change represents the impact to net interest income for a one-year period assuming we do not change the structure of our balance sheet.
(2) This percentage change represents the NPV for us assuming no changes to the structure of our balance sheet.
(3) A negative 200 basis point rate shock could not be calculated for March 31, 2004 and 2003 due to the low level of interest rates.

        The results from the asset/liability model indicate that net interest income has less sensitivity to changes in interest rates at March 31, 2004 than was the case at March 31, 2003 and would actually decrease slightly in an up 200 basis point rate scenario as of March 31, 2004, rather than increase in an up 200 basis point rate scenario a year earlier. The change in earnings sensitivity was due to several factors. The first factor impacting net interest income sensitivity was the level of prepayments on loans and securities. At March 31, 2003, the high rate of payoffs had the impact of shortening asset lives creating a greater ability for asset yields to move up or down with any rate movements. Anticipated prepayments as of March 31, 2004 are somewhat slower due to the anticipation of rate increases in the coming year. This reduction in prepayment estimates has the impact of lengthening the asset lives reducing the ability for yields to adjust.

        The high level of prepayments experienced in prior years also significantly reduced the seasoning of our hybrid ARM portfolio at March 31, 2004 compared to March 31, 2003 as seasoned loans were replaced by newly originated product. As a result, our portfolio at March 31, 2004 has a greater percentage of hybrid ARM's with longer periods to their first reset than at March 31, 2003.

        We have also changed our modeling for our interest bearing NOW and Money Market deposit products. While core deposit accounts are anticipated to exhibit less sensitivity to rate changes than either CD accounts or fixed rate borrowings, it is anticipated that they will exhibit greater sensitivity to upward movements in rates at March 31, 2004 than one-year earlier. This increased sensitivity is anticipated as a result of continued reductions to the rate on those products over the past year and an increasingly competitive deposit market. For the year ended March 31, 2004, the average cost of our core deposit portfolio was 0.93%, a 70 basis point reduction from the prior year. Our repeated rate reductions on core deposits have left depositors with a greater opportunity to increase returns by transferring to other investment products including CDs. It is important to note the general competitive environment. At this time last year, we were not witnessing significant rate-driven competition for our deposit customers. As we enter fiscal 2005, we are seeing an increase in short-term certificate and money market promotions. Some of these products are being offered at rates more than 50 basis points above the levels we are currently paying on our comparable core deposits products. While we will continue to make every effort to retain our customers through reasonable rate negotiation and promotional offerings there is an increasing possibility that some of our core deposit customers may be attracted to promotional rates offered by our competitors.

        Our modeling indicates increased sensitivity to the NPV of equity at March 31, 2004 compared to March 31, 2003.  The factors discussed above affecting the sensitivity of earnings have contributed to the increase in the sensitivity of NPV. The high prepayment levels assumed at March 31, 2003 created a high level of asset turnover resulting in shorter asset durations. These short durations allowed us to continually replace assets at current market values. The slower prepayment levels assumed at March 31, 2004 combined with the reduced seasoning of hybrid ARM's increased asset durations resulting in a greater percentage of our balance sheet being comprised of assets whose market values are more sensitive to declining as rates rise.

        The change in sensitivity of NPV was also impacted by changes in our funding mix. At March 31, 2004, 67 percent of our total asset base was funded with deposits compared to 74 percent at March 31, 2003. Deposit accounts exhibit lower sensitivity to rate changes than do borrowings. The lower sensitivity provides greater stability for funding costs during times of rising interest rates. This stability in funding costs is expressed as a "deposit intangible" in modeling of NPV. Typically the market value of the deposit intangible moves inversely with the market value of assets. That is to say when rates rise, the market value of assets will typically decline and the value of the deposit intangible will increase. With a greater percentage of assets funded with FHLB advances, there is less deposit intangible available to counter the impact of changing interest rates. Also reducing the deposit intangible value is the anticipation of greater sensitivity for core deposits noted above.

Overview

       Our net income for fiscal 2004 totaled $40.9 million or $2.45 per diluted share, up from fiscal 2003's $35.4 million or $2.02 per diluted share, and fiscal 2002's $35.4 million or $1.96 per diluted share.

        The increase in our net income between fiscal years primarily reflected the following:

  Increases in net interest income arising from a combination of increases in net interest spread and growth in average interest-earning assets.
  Decreases in provision for loan and lease losses attributable to an improvement in the level of asset quality and a reduction in the overall risk profile of the loan portfolio.
  Increases in non-interest income arising from:
    Increases in loan and servicing fees from higher volumes of loan repayments.
    Increases in deposit and related fees arising from growth in transaction accounts.
    Increases in gain on sales of securities.
    An increase in other non-interest income for fiscal 2004 arising from an increase in cash surrender value of split-dollar life insurance policies.

        These favorable items were partially offset by increases in general and administrative expense attributable principally to compensation and benefits expense.

        Our return on average assets fell slightly from 1.19% for fiscal 2002 to 1.16% for fiscal 2003 but increased to 1.25% for fiscal 2004. Our return on average equity exhibited similar behavior at 12.80% for fiscal 2002, 12.39% for fiscal 2003 and 13.63% for fiscal 2004.

        As reflected in the following table, we continued to focus our loan origination activities on the Four-Cs.
	2004		2003		2002
	Amount	Percentage of total	Amount	Percentage of total	Amount	Percentage of total
	(Dollars in thousands)

Construction and Land	$1,254,181	58%	$1,046,034	56%	$740,573	52%
Commercial R.E	168,562	8	159,650	8	125,544	9
Consumer	164,752	8	143,753	8	129,077	9
Commercial Business and Leases	229,221	10	190,133	10	192,762	13
Subtotal - Four Cs	1,816,716	84	1,539,570	82	1,187,956	83
Residential and Other (1)	349,922	16	333,176	18	245,865	17
Total Originations	$2,166,638	100%	$1,872,746	100%	$1,433,821	100%
(1) includes 1-4 family and multi-family.

        Despite the significant increases in Four-Cs originations shown above, due to the very high level of loan paydown activity during fiscal 2004 across all loan product categories, the net disbursed balance of the Four-Cs increased only $132.7 million between March 31, 2003 and 2004 after increasing $203.0 million between March 31, 2002 and 2003. In order to achieve our overall asset growth objectives and to offset the impact of the high level of principal repayments, we purchased $787.8 million of loans during fiscal 2004 compared to $340.2 million during fiscal 2003 and $415.3 million during fiscal 2002. Because the overwhelming majority of those purchases were single-family residential mortgages, the growth in that segment of the loan and lease portfolio outpaced that of the Four-Cs and the proportion of the portfolio in the Four-Cs decreased slightly from 46% of loans and leases receivable, net at March 31, 2003 to 44% at March 31, 2004. We expect that with a reduction in the level of loan repayment activity that is expected to accompany an increase in mortgage interest rates, we will not experience further erosion in the proportion of the loan and lease portfolio comprised by the Four-Cs.
                                                                                56

        We continued to focus our deposit gathering activities on core deposits. Core deposits increased $157.2 million during fiscal 2004 while CDs decreased $28.3 million. This pattern of activity is consistent with prior fiscal years, in which core deposits increased $319.3 million while CDs decreased $162.2 million during fiscal 2003, and core deposits increased $280.5 million and CDs decreased $132.8 million during fiscal 2002. The significant funding cost advantage to core deposits over CDs continues to play a significant role in our increasing profitability. We increased FHLB advances and other borrowings by $366.2 million during fiscal 2004 to bridge the differential between total asset growth of $523.7 million and total deposit growth of $128.9 million.

        Non-accrual loans were $13.6 million or 0.37% of gross loans and leases at March 31, 2004 compared to $18.6 million and $4.5 million or 0.59% and 0.16% of gross loan and leases at March 31, 2003 and 2002, respectively. See "Lending Activities - Allowance for Loan and Lease Losses."

        During fiscal 2004, we repurchased 302,800 shares at a weighted average price of $34.91 per share. At March 31, 2004, 511,580 shares remain under an 840,000 share repurchase authorization adopted by our Board of Directors on March 26, 2003.

        At March 31, 2004, our consolidated capital to assets ratio was 8.60%. The Bank's core and risk based capital ratios were 7.64% and 11.21%, respectively, compared to 5.00% and 10.00% respectively to be considered "Well Capitalized." See "Regulation and Supervision."

Net Interest Income

        Net interest income is the difference between the interest and dividends earned on loans and leases, mortgage-backed securities and investment securities ("interest-earning assets") and the interest paid on deposits and borrowings ("interest-bearing liabilities"). The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principal items affecting net interest income.

        Our net interest income totaled $131.0 million in fiscal 2004, up 16% from fiscal 2003 and $19.9 million or 18% from fiscal 2002. This trend reflects consistent increases in net interest spread from 3.51% for fiscal 2002 to 3.59% for fiscal 2003 to 3.97% for fiscal 2004. These increases in net interest spread reflect our success in transitioning our balance sheet to a higher margin business model by focusing on the Four-Cs and core deposits. Contributing to the increase in net interest income were increases in average interest earning assets of $66.7 million or 2% for fiscal 2003 and $224.4 million or 8% for fiscal 2004. Our net interest spread and net interest income are also impacted by the repricing or rate adjustment characteristics of our interest-earning assets and interest-bearing liabilities.

The following table presents for the years indicated the total dollar amount of:

  interest income from average interest-earning assets and the resultant yields; and
  interest expense on average interest-bearing liabilities and the resultant costs, expressed as rates.

The table also sets forth our net interest income, interest rate spread and effective interest rate spread. Effective interest rate spread reflects the relative level of interest-earning assets to interest-bearing liabilities and equals:

  the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by average interest-earning assets for the year.

        The table also sets forth our net interest-earning balance -- the difference between the average balance of interest-earning assets and the average balance of total deposits and borrowings for the years indicated. We included non-accrual loans in the average interest-earning assets balance. We included interest from non-accrual loans in interest income only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans. We computed average balances for the year using the average of each month's daily average balance during the years indicated.

Average Balance Sheets

        The following table sets forth certain information relating to us for the years ended March 31, 2004, 2003 and 2002. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees that are considered adjustments to yields.

	Year Ended March 31,
	2004			2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:

Interest-earning assets:
Interest-earning deposits and short-term investments	$40,893	$362	0.89%	$ 48,113	$ 736	1.53%	$ 55,504	$ 1,385	2.50%
Investment securities, net	73,412	2,591	3.53	113,792	4,784	4.20	94,802	5,241	5.53
Mortgage-backed securities, net	241,605	9,219	3.82	150,911	8,203	5.44	246,814	15,610	6.32
Collateralized mortgage obligations, net	2,532	(327)	(12.91)	49,974	92	0.18	72,486	3,214	4.43
Loans and leases receivable, net	2,801,246	167,309	5.97	2,573,543	169,954	6.60	2,393,264	188,131	7.86
FHLB stock	30,374	1,170	3.85	29,296	1,607	5.49	36,039	2,150	5.97
Total interest-earning assets	3,190,062	180,324	5.65	2,965,629	185,376	6.25	2,898,909	215,731	7.44
Non-interest-earning assets	91,201			76,243			77,542
Total assets	$3,281,263			$3,041,872			$2,976,451

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Passbook accounts	$152,423	523	0.34	$ 132,796	941	0.71	$ 124,855	1,646	1.32
Money market savings accounts	535,283	7,229	1.35	452,640	9,762	2.16	446,821	13,938	3.12
NOW and other demand deposit accounts	804,137	6,177	0.77	688,438	10,050	1.46	317,163	2,900	0.91
Certificate accounts	875,916	22,841	2.61	974,851	32,038	3.29	1,173,249	57,531	4.90
Total	2,367,759	36,770	1.55	2,248,725	52,791	2.35	2,062,088	76,015	3.69
FHLB advances and other borrowings	566,022	12,559	2.22	468,110	19,456	4.16	599,749	28,609	4.77
Total interest-bearing liabilities	2,933,781	49,329	1.68	2,716,835	72,247	2.66	2,661,837	104,624	3.93
Non-interest-bearing liabilities	47,065			39,190			38,275
Total liabilities	2,980,846			2,756,025			2,700,112
Stockholders' equity	300,417			285,847			276,339
Total liabilities and stockholders' equity	$3,281,263			$3,041,872			$2,976,451
Net interest income		$130,995			$ 113,129			$ 111,107
Net interest spread			3.97			3.59			3.51
Effective interest spread			4.11			3.81			3.83
Ratio of interest-earning assets to interest- bearing liabilities	108.74%			109.16%			108.91%

        Changes in our net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in our interest income and expense for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

  changes in volume - changes in volume multiplied by comparative period rate;
  changes in rate - changes in rate multiplied by comparative period volume; and
  changes in rate/volume - changes in rate multiplied by changes in volume.

Rate/Volume Analysis

        The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes attributable to changes in rate volume (change in rate multiplied by change in volume); and (iv) the net change.

	Year Ended March 31, 2004 Compared to Year Ended March 31, 2003				Year Ended March 31, 2003 Compared to Year Ended March 31, 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$ (110)	(310)	46	(374)	(185)	(539)	75	(649)
Investment securities, net	(1,696)	(763)	266	(2,193)	1,050	(1,257)	(250)	(457)
Mortgage-backed securities, net	4,934	(2,451)	(1,467)	1,016	(6,061)	(2,183)	837	(7,407)
Collateralized mortgage obligations, net	(85)	(6,544)	6,210	(419)	(997)	(3,078)	953	(3,122)
Loans and leases receivable, net	15,028	(16,143)	(1,530)	(2,645)	14,170	(30,082)	(2,265)	(18,177)
FHLB stock	59	(480)	(16)	(437)	(403)	(175)	35	(543)
Total interest-earning assets	18,130	(26,691)	3,509	(5,052)	7,574	(37,314)	(615)	(30,355)

Interest-bearing liabilities:
Passbook accounts	139	(487)	(70)	(418)	105	(763)	(47)	(705)
Money market savings accounts	1,785	(3,664)	(654)	(2,533)	182	(4,304)	(54)	(4,176)
NOW and other demand deposit accounts	1,689	(4,763)	(799)	(3,873)	3,379	1,744	2,027	7,150
Certificate accounts	(3,255)	(6,652)	710	(9,197)	(9,721)	(18,931)	3,159	(25,493)
FHLB advances and other borrowings	4,073	(9,087)	(1,883)	(6,897)	(6,279)	(3,681)	807	(9,153)
Total interest-bearing liabilities	4,431	(24,653)	(2,696)	(22,918)	(12,334)	(25,935)	5,892	(32,377)
Change in net interest income	$13,699	(2,038)	6,205	17,866	19,908	(11,379)	(6,507)	2,022

Provision for Loan and Lease Losses

        We recorded a $2.7 million provision for loan and lease losses during fiscal 2004 compared to provisions of $4.8 million and $5.0 million for fiscal 2003 and fiscal 2002, respectively. See "Lending Activities Allowance for Loan and Lease Losses".

Non-Interest Income

        Our total non-interest income was $25.0 million for fiscal 2004, compared to $19.9 million for fiscal 2003 and $17.0 million for fiscal 2002.

Deposit and Related Fees

        Deposit and related fees totaled $11.4 million in fiscal 2004, up $820,000 from fiscal 2003 and $2.0 million from fiscal 2002. These increases reflect increases in the number of checking accounts, which create additional monthly fees as well as transactional charges.

        The following table presents a breakdown of deposit and related fees during the years indicated.

	2004	2003	2002
	(Dollars in thousands)
Monthly maintenance and deposit related service fees	$ 7,692	6,598	5,887
Automated teller machine fees	2,096	1,994	1,893
Other fees	1,593	1,969	1,647
Total deposit and related fees	$11,381	10,561	9,427

Loan and Servicing Fees

        Loan and servicing fees totaled $6.6 million for fiscal 2004, up $1.3 million from fiscal 2003 and $1.6 million from fiscal 2002. The primary factor contributing to these increases was an increase in loan principal paydowns from $1.57 billion in fiscal 2002 to $1.87 billion in fiscal 2003 and $2.35 billion in fiscal 2004. Loan and servicing fee income is shown net of amortization of our MSR asset.

        The following table presents a breakdown of loan and servicing fees for the years indicated:
	2004	2003	2002
	(Dollars in thousands)
Loan Servicing fees	$ 6,779	5,487	5,570
Amortization of MSR	(58)	(74)	(175)
Impairment of MSR	(126)	(151)	(423)
	$ 6,595	$5,262	$4,972

At March 31, 2004, our MSR asset was $333,000.

Trust and Investment Fees

Trust and investment fees increased from $2.1 million for both fiscal 2002 and fiscal 2003 to $2.5 million for fiscal 2004. Assets under custody or management were $293.4 million, $231.0 million and $251.6 million at March 31, 2004, 2003 and 2002, respectively. Assets under custody or management at March 31, 2004, include $238.3 million managed by Glencrest, which includes $76.2 million of assets generated by Glencrest with the remainder representing assets generated by the Bank's Trust Department.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. The Four-Cs have consistently comprised in excess of 80% of total originations and those four product types are originated for portfolio as opposed to sale. Additionally, we retain for portfolio virtually all adjustable rate residential mortgages. Accordingly, the principal balances of loans sold during fiscal 2004, 2003 and 2002 were $42.2 million, $19.2 million and $10.2 million, respectively. This activity generated net gains on sales of $809,000, $559,000 and $359,000 for fiscal 2004, 2003 and 2002, respectively.

Gain on Sale of Securities

        We generally follow a "buy and hold" strategy with respect to our securities portfolio. While the overwhelming majority of our securities portfolio is classified as "available for sale", sales activity has been and is expected to continue to be infrequent. Gain on sales of securities was $1.8 million for fiscal 2004 compared to $1.3 million for fiscal 2003 and $25,000 for fiscal 2002.

        The sales during fiscal 2004 were initiated primarily to reduce our exposure to a marketable equity security, which had performed exceptionally well. As a result of this strong price appreciation, prudent risk diversification required that the investment be reduced, although not eliminated, to reduce concentration in any single security. During fiscal 2003 we sold $79.8 million of securities which was primarily composed of higher coupon MBS that had been experiencing or were expected to experience increased levels of prepayments in a lower interest rate environment.

Loss on Trading Securities

        We liquidated our portfolio of trading securities during March 2003 after determining that such activity was inconsistent with our strategic direction and business model. Accordingly, there was no gain or loss on trading securities during fiscal 2004. We incurred net losses on trading activity during fiscal 2003 and 2002 of $575,000 and $107,000, respectively.

Other Non-Interest Income

        Our other non-interest income of $2.0 million for fiscal 2004 is up substantially from $606,000 for fiscal 2003 and $281,000 for fiscal 2002. The $1.4 million increase between fiscal 2003 and 2004 was attributable to a $1.3 million non-recurring increase in cash surrender value of split-dollar life insurance policies that we own. The total non-interest income arising from increases in cash surrender value during fiscal 2004, 2003 and 2002 was $1.7 million, $381,000 and $149,000, respectively. At March 31, 2004, our balance sheet includes total cash surrender value of $3.5 million classified as other assets.

Non-Interest Expense

        Non-interest expense increased from $62.0 million for fiscal 2002 to $67.3 million for fiscal 2003 and $80.2 million for fiscal 2004. General and administrative expense increased from $62.1 million or 2.09% of average assets for fiscal 2002 to $67.5 million or 2.22% of average assets for fiscal 2003 and $79.9 million or 2.44% of average assets for fiscal 2004. While our balance sheet, which is increasingly comprised by Four-Cs and core deposits, generates higher levels of net interest income than would a balance sheet comprised by residential mortgage loans and CDs, our higher margin business is also more cost intensive, particularly with respect to compensation levels. The relationship between net revenue (net interest income plus non-interest income) and operating costs expended to generate that revenue is measured by our efficiency ratio. Our efficiency ratio was 51.21% for fiscal 2004 compared to 50.72% for fiscal 2003 and 48.48% for fiscal 2002. While our ratio of general and administrative expense to average assets increased 22 basis points or 10% between fiscal 2003 and 2004, our efficiency ratio only deteriorated 49 basis points or 1%. This indicates that the growth in our operating cost structure was substantially offset by increases in net revenue generated by our higher margin business model. The ratio of general and administrative expense to average assets and efficiency ratio for fiscal 2003 compared to fiscal 2002 exhibits a similar relationship to that between fiscal 2004 and fiscal 2003 with a 6% increase in the general and administrative expense ratio and a 5% increase in the efficiency ratio. The more positive relationship between fiscal 2004 and 2003 compared to the relationship between fiscal 2003 and 2002 reflects the fact that we must incur the infrastructure costs to support the higher volumes of business in advance of those volumes coming on the books.

Compensation and Benefits

        Compensation and benefits expense accounted for $9.9 million or 79% of the $12.4 million increase in general and administrative expense between fiscal 2003 and fiscal 2004 and $3.0 million or 56% of the $5.3 million increase in general and administrative expense between fiscal 2002 and 2003. These increases reflect increases in both the number and compensation levels of staff required to support our higher margin lending (Four-Cs) and deposit gathering (core deposits) activities.

        The increases in compensation and benefits also reflect the Bank's opening of two new full-service retail branches during fiscal 2003, and the formation and staffing up of Glencrest Investment Advisors. Included in compensation and benefits expense for fiscal 2004, 2003 and 2002, respectively are non-cash charges of $8.5 million, $5.9 million and $5.7 million associated with the Bank's ESOP and 1996 Incentive Plan. The stock awarded under the 1996 Incentive Plan vested over a five-year period ending October 2001. Accordingly, the non-cash charge to expense associated with the 1996 Incentive Plan decreased from $1.4 million for fiscal 2002 to zero for fiscal 2003 and 2004, respectively. The allocation of shares under the Bank's ESOP will continue in generally equal installments through 2005. The amount charged to expense under the ESOP moves upward or downward with changes in the market price of the Bancorp's common stock. ESOP expense for fiscal 2004, 2003 and 2002 was $8.5 million $5.9 million and $4.3 million, respectively.

Marketing and Professional Services

        The increase in marketing and professional services expense from $7.0 million for fiscal 2002 to $7.8 million for fiscal 2003 and $8.0 million for fiscal 2004 was attributable to the marketing efforts associated with the two new branch openings as well as an increase in expenditures associated with increased marketing efforts directed toward the Hispanic segments of the communities we serve.

Other General and Administrative Expense

        Our other general and administrative expense increased from $8.9 million for fiscal 2002 to $10.2 million for fiscal 2003 and $12.0 million for fiscal 2004. The $1.8 million increase between fiscal 2003 and 2004 was primarily attributable to an increase in correspondent bank service charges and appraisal fees resulting from higher volumes of deposit and loan activity, and compliance with Sarbanes-Oxley. The increase between fiscal 2002 and 2003 was primarily attributable to increased appraisal fees and correspondent bank service charges resulting from higher volumes of loan and deposit activity.

Income Taxes

        Income taxes were $32.1 million for fiscal 2004 compared to $25.5 million for fiscal 2003 and $25.8 million for fiscal 2002. The effective income tax rates were 44.0%, 41.8% and 42.1% for fiscal 2004, 2003 and 2002, respectively. Our tax rate increased in fiscal 2004, primarily due to a permanent difference associated with our ESOP Plan, whereby the difference between the fair value of our stock over the tax cost of our stock is not a deduction for Federal and State income tax purposes.

Liquidity and Capital Resources

        The objective of liquidity management is to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet other obligations on a timely and cost-effective basis. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2004, cash and short-term investments totaled $60.2 million.

        Effective July 11, 2001 the OTS adopted a rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.

        Our internal policy is to maintain cash and readily marketable debt securities with final maturities of one year or less equal to approximately three percent of total deposits, FHLB advances and other borrowings maturing within one year. At and for the year ended March 31, 2004 our defined liquidity ratios were 4.20 percent and 3.40 percent, respectively. As an additional component of liquidity management, we seek to maintain sufficient mortgage and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of total assets. At March 31, 2004, our immediate borrowing capacity was $418.2 million or 11 percent of total assets.

        Our primary sources of funds are deposits, principal and interest payments on loans, leases and securities, FHLB advances and other borrowings, and to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans, leases and securities are predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

        Our strategy is to manage liquidity by investing excess cash flows in higher yielding interest-earning assets, such as loans, leases and securities, or paying down FHLB advances and other borrowings, depending on market conditions. Conversely, if the need for funds is not met through deposits and cash flows from loans, leases and securities, we initiate FHLB advances and other borrowings, or if necessary and of economic benefit, sell loans and/or securities. Only when no other alternatives exist will we constrain loan originations as a means of addressing a liquidity shortfall. We have not found it necessary to constrain loan originations due to liquidity considerations.

        Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.

        Cash flows provided by operating activities were $39.2 million, $87.0 million and $50.9 million for the years ended March 31, 2004, 2003 and 2002, respectively. The variability in cash flows provided by operating activities among the fiscal years ended March 31, 2004, 2003 and 2002 was attributable principally to increases (decreases) in accrued expenses and other liabilities of ($15.0) million, $41.0 million and ($3.6) million for fiscal 2004, 2003 and 2002, respectively. These increases (decreases) were attributable principally to timing differences relating to securities purchased on March 31, 2003 that were recorded on our balance sheet using the trade date, with settlement in cash occurring on the following day of the new fiscal year.

        Net cash used in investing activities consists primarily of disbursements for loan and lease originations and purchases and purchases of securities, offset by principal collections on loans, leases and proceeds from maturation and paydowns on securities. The levels of cash flows from investing activities are influenced by the general level of interest rates. During periods of declining rates, borrowers exhibit an increasing propensity to refinance their indebtedness, which results in an increase in cash flows from loan, lease and securities paydowns. Accordingly, we reinvest those cash flows into originations and purchases of loans and purchases of securities in order to effectively manage our cash resources.

        Net cash used in investing activities for fiscal 2004, 2003 and 2002 was $509.2 million, $169.9 million and $113.9 million, respectively. The increases in cash used in investing activities was attributable to our increased emphasis on growth in interest-earning assets beginning during the later stages of fiscal 2003 and accelerating into fiscal 2004. Reflecting the acceleration in cash flows arising from a declining rate environment described above, principal payments on loans and leases increased from $1.57 billion for the year ended March 31, 2002 to $1.87 billion and $2.35 billion for the years ended March 31, 2003 and 2004, respectively. In response to the increased cash inflows from loans and leases, we increased our disbursements for loan originations and purchases, excluding loans originated for sale, from $1.84 billion for the year ended March 31, 2002 to $2.19 billion and $2.91 billion for the years ended March 31, 2003 and 2004, respectively.

       The pattern of activity with respect to cash provided by financing activities generally corresponds to that of net cash used in investing activities. The primary sources of net cash from financing activities are net activity in deposit accounts and FHLB advances and other borrowings. Our net increases in deposits were $128.9 million, $157.1 million and $147.7 million for the years ended March 31, 2004, 2003 and 2002, respectively. During the year ended March 31, 2004, we increased our use of FHLB advances to fund the higher level of interest-earning asset growth. Accordingly, FHLB advances and other borrowings increased $366.2 million during the year ended March 31, 2004 as compared to a decrease of $72.6 million for the year ended March 31, 2003. We began fiscal 2003 with a higher than normal level of cash and cash equivalents ($106.0 million at March 31, 2002 compared to $51.5 million at March 31, 2001 and $50.3 million at March 31, 2003) due to a higher level of loan and securities payoffs received late during fiscal 2002. This excess cash was used to fund loan growth during the early part of fiscal 2003 reducing our need to increase borrowings during fiscal 2003.

        Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits; FHLB advances and other borrowings provide a readily available source of liquidity. As of March 31, 2004 and 2003, the Bank had maximum unused borrowing capacity from the FHLB of San Francisco of $1.37 billion and $1.21 billion, respectively. Based upon pledged collateral in place, the available borrowing capacity was $418.2 million and $195.8 million at March 31, 2004 and 2003, respectively. We also have the ability to borrow funds under reverse repurchase agreements collateralized by securities. We had $4.0 million and $4.4 million of borrowings under reverse repurchase agreements outstanding at March 31, 2004 and 2003, respectively.

        Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window. As of March 31, 2004, our borrowing capacity at the Federal Reserve Bank was approximately $16.0 million.

        At March 31, 2004, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $277.4 million, or 7.64% of adjusted total assets, which is above the required level of $54.4 million, or 1.50%; core capital of $277.4 million, or 7.64% of adjusted total assets, which is above the required level of $145.2 million, or 4.00% and total risk-based capital of $303.2 million, or 11.21% of risk-weighted assets, which is above the required level of $216.3 million, or 8.00%. See "Item 1 -- Description of Business -- Regulation and Supervision -- Federal Savings Institution Regulation."

        We currently have no material contractual obligations or commitments for capital expenditures. See "Item 1 -- Description of Business -- General." At March 31, 2004, we had outstanding commitments to originate and purchase loans of $154.2 million and $8.2 million, respectively, compared to $81.5 million and $53.0 million, respectively, at March 31, 2003. We anticipate that we will have sufficient funds available to meet our commitments. At March 31, 2004, we had $150,000 of outstanding commitments to purchase securities. At March 31, 2003 we had no outstanding commitments to purchase securities. See "Item 1 -- Description of Business -- General." Certificate accounts that are scheduled to mature in less than one year from March 31, 2004 totaled $642.5 million. We expect that we will retain a substantial portion of the funds from maturing certificate accounts at maturity either in certificate or liquid accounts. The continued low interest rate environment during fiscal 2004 has resulted in a reduction in the differential between certificate accounts and more liquid instruments such as money market accounts. Accordingly, a portion of our maturing certificate accounts have been and are expected to continue to be reinvested by customers into more liquid accounts until such time as the rate differential between certificate and liquid accounts increases.

Contractual Obligations and Other Commitments

        Through the normal course of operations, we have entered into certain contractual obligations and other commitments. Our obligations generally relate to funding of our operations through deposits and borrowings as well as leases for premises and equipment, and our commitments generally relate to our lending operations.

        We have obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five year period, with options to extend, and are non-cancelable. Currently, we have no significant vendor contractual obligations.

        Our commitments to originate fixed and variable rate mortgage loans are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Undisbursed loan funds and unused lines of credit include funds not disbursed, but committed to construction projects and home equity and commercial lines of credit. Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.

        Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. We evaluate each customer's creditworthiness.

        We receive collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans , liens on personal property and cash on deposits with us.

Aggregate contractual obligations

        The following table summarizes our material contractual obligations at March 31, 2004. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments

        Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
	Note Reference	Within 1 Year	1 to 3 years	4 to 5 years	Over 5 years	Total
Certificates of deposit	11	$ 642,505	147,570	103,832	206	894,113
FHLB advances	12	590,000	255,000	-	-	845,000
Reverse repurchase agreements	12	4,000	-	-	-	4,000
Promissory note	12	2,600	-	-	-	2,600
Operating leases	18	1,118	1,628	1,362	3,559	7,667
Commitments to originate loans and leases:
Fixed rate	19	1,573	-	-	-	1,573
Variable rate	19	152,639	-	-	-	152,639
Commitments to purchase variable rate loans	19	8,221	-	-	-	8,221
Total		$ 1,402,656	404,198	105,194	3,765	1,915,813

Undisbursed Loan commitments:	Balance
Construction	$ 504,868
Consumers	143,624
Commercial	129,233
Letter of credit	10,016

Impact of Inflation

        The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts or market value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Segment Reporting

        We provide a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time, and savings deposits; real estate, business and consumer lending; cash management; trust services; investment advisory services and diversified financial services to homebuilders. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of our operations are considered by management to be aggregated in one reportable operating segment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We realize income principally from the differential or spread between the interest earned on loans, leases, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan and lease volumes and yields, as well as the volume and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loan and lease agreements and deposit accounts, a change in rates could also affect the duration of the loan portfolio and/or the deposit base, which could alter our sensitivity to changes in interest rates.

      Interest rate risk management focuses on maintaining consistent growth in net interest income within board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost and capital profile. Disclosure related to market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" contained in Item 7 of this Form 10-K.

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Assets
Cash and equivalents	$ 60,151	50,323
Investment securities held-to-maturity (estimated fair value of $5,979 and $5,957 million at March 31, 2004 and 2003)	5,742	5,753
Investment securities available-for-sale, at fair value	62,957	94,094
Mortgage-backed securities available-for-sale, at fair value	292,888	215,266
Collateralized mortgage obligations available-for-sale, at fair value	-	15,200
Loans held-for-sale	2,119	3,327
Loans and leases receivable, net	3,149,318	2,688,950
Federal Home Loan Bank (FHLB) stock, at cost	42,500	26,610
Accrued interest receivable	14,752	14,162
Assets acquired through foreclosure, net	683	75
Property and equipment, net	27,430	23,325
Prepaid expenses and other assets	19,154	16,939
Total assets	$ 3,677,694	3,154,024

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 2,455,046	2,326,108
FHLB advances and other borrowings	851,600	485,385
Deferred income tax liability	14,068	7,521
Accrued expenses and other liabilities	40,609	61,878
Total liabilities	3,361,323	2,880,892
Commitments and contingencies	-	-
Stockholders' equity :
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 16,894,697 and 29,310,927; outstanding 16,614,997 and 16,477,453 at March 31, 2004 and 2003, respectively	168	208
Additional paid-in capital	144,585	131,770
Retained earnings, substantially restricted	173,188	150,282
Unearned stock-based compensation	(2,121)	(3,996)
Treasury stock (279,700 and 12,833,474 at March 31, 2004 and 2003, respectively)	(3)	(92)
Accumulated other comprehensive income (losses)	554	(5,040)
Total stockholders' equity	316,371	273,132
Total liabilities and stockholders' equity	$ 3,677,694	3,154,024
See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)

Interest income:
Loans and leases receivable	$ 167,309	169,954	188,131
Mortgage-backed securities	9,219	8,203	15,610
Collateralized mortgage obligations	(327)	92	3,214
Investment securities and deposits	4,123	7,127	8,776
Total interest income	180,324	185,376	215,731
Interest on deposits	36,770	52,791	76,015
Interest on borrowings	12,559	19,456	28,609
Total interest expense	49,329	72,247	104,624
Net interest income	130,995	113,129	111,107
Provision for loan and lease losses	2,725	4,840	5,000
Net interest income after provision for loan and lease losses	128,270	108,289	106,107
Non-interest income:
Deposit and related fees	11,381	10,561	9,427
Loan and servicing fees	6,595	5,262	4,972
Trust and investment fees	2,452	2,142	2,086
Gain on sale of loans, net	809	559	359
Gain on sale of securities, net	1,795	1,343	25
Loss on trading securities, net	-	(575)	(107)
Other non-interest income	2,006	606	281
Total non-interest income	25,038	19,898	17,043
Non-interest expense:
General and administrative:
Compensation and benefits	47,179	37,323	34,319
Occupancy and equipment	12,706	12,158	11,905
Marketing and professional services	8,027	7,787	6,969
Other general and administrative	11,990	10,198	8,934
Total general and administrative	79,902	67,466	62,127
Foreclosed asset operations, net	339	(190)	(102)
Total non-interest expense	80,241	67,276	62,025
Earnings before income taxes	73,067	60,911	61,125
Income taxes	32,118	25,489	25,761
Net earnings	$ 40,949	35,422	35,364

Basic earnings per share	$ 2.55	2.10	2.03
Weighted average shares outstanding for basic earnings per share	16,060,512	16,868,053	17,437,995
Diluted earnings per share	$ 2.45	2.02	1.96
Weighted average shares outstanding for diluted earnings per share	16,709,006	17,533,957	18,087,643
See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings

	Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Net earnings	$ 40,949	35,422	35,364

Other comprehensive earnings (losses), net of income taxes of $4,035 and $1,398 at March 31, 2004 and 2003, respectively
Unrealized gains (losses) on securities available-for-sale:
Investment securities available-for-sale, at fair value	4,536	1,773	(261)
Mortgage-backed securities available-for-sale, at fair value	213	840	459
Collateralized mortgage obligations available-for-sale, at fair value	39	12	989
Reclassification of realized gains (losses) included in earnings	836	(699)	(271)
	5,624	1,926	916
Minimum pension liability adjustment	(51)	(3,054)	(5,079)
Tax benefit on minimum pension liability	21	3,054	-
Other comprehensive gains (losses)	5,594	1,926	(4,163)
Comprehensive earnings	$ 46,543	37,348	31,201
See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total
	Dollars in thousands, except share data
Balance at March 31, 2001	18,533,827	$ 200	$ 131,919	$ 137,703	$ (8,953)	$ (68)	$ (2,803)	$257,998
Net earnings	-	-	-	35,364	-	-	-	35,364
Purchase of treasury stock	(714,140)	-	(5,096)	(8,431)	-	(5)	-	(13,532)
Change in minimum pension liability	-	-	-	-	-	-	(5,079)	(5,079)
Amortization under stock-based compensation plans	-	-	2,456	-	3,203	-	-	5,659
Stock options exercised	462,360	3	3,777	-	-	-	-	3,780
Dividends ($0.20 per share for 2002)	-	-	-	(3,513)	-	-	-	(3,513)
Changes in unrealized gains on securities available-for-sale (AFS), net	-	-	-	-	-	-	916	916
Tax benefit from stock options	-	-	2,484	-	-	-	-	2,484
Balance at March 31, 2002	18,282,047	203	135,540	161,123	(5,750)	(73)	(6,966)	284,077
Net earnings	-	-	-	35,422	-	-	-	35,422
Purchase of treasury stock	(2,538,480)	-	(18,113)	(41,982)	-	(19)	-	(60,114)
Change in minimum pension liability	-	-	-	-	-	-	(3,054)	(3,054)
Amortization under stock-based compensation plans	-	-	3,616	-	1,754	-	-	5,370
Stock options exercised	733,886	5	7,101	-	-	-	-	7,106
Dividends ($0.26 per share for 2003)	-	-	-	(4,281)	-	-	-	(4,281)
Changes in unrealized gains on securities AFS, net	-	-	-	-	-	-	1,926	1,926
Tax benefit from stock options/minimum pension liability	-	-	3,626	-	-	-	3,054	6,680
Balance at March 31, 2003	16,477,453	208	131,770	150,282	(3,996)	(92)	(5,040)	273,132
Net earnings	-	-	-	40,949	-	-	-	40,949
Purchase of treasury stock	(302,800)	-	(2,159)	(8,409)	-	(3)	-	(10,571)
Change in minimum pension liability	-	-	-	-	-	-	(51)	(51)
Amortization under stock-based compensation plans	-	-	6,518	-	1,875	-	-	8,393
Stock options exercised	440,344	5	4,815	-	-	-	-	4,820
Stock split effected in the form of a stock dividend	-	47	-	(47)	-	-	-	-
Dividends ($0.60 per share for 2004)	-	-	-	(9,587)	-	-	-	(9,587)
Treasury stock retirement	-	(92)	-	-	-	92	-	-
Changes in unrealized gains on securities AFS, net	-	-	-	-	-	-	5,624	5,624
Tax benefit from stock options/minimum pension liability	-	-	3,641	-	-	-	21	3,662
Balance at March 31, 2004	16,614,997	$ 168	$ 144,585	$ 173,188	$ (2,121)	$ (3)	$ 554	$316,371

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$ 40,949	35,422	35,364
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans, leases and securities	2,102	2,086	824
Amortization of deferred loan origination fees	520	1,229	2,955
Loan and lease fees collected	752	732	343
Dividends on FHLB stock	(1,158)	(1,713)	(2,358)
Provisions for losses on:
Loans and leases	2,725	4,840	5,000
Real estate	206	-	-
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(2,432)	(2,049)	(625)
Proceeds from sale of trading securities	-	1,805	-
Losses on trading securities	-	575	107
Depreciation and amortization of property and equipment	3,108	2,792	3,006
Loans originated for sale	(41,000)	(22,395)	(9,685)
Proceeds from sale of loans held-for-sale	42,847	19,656	10,497
Amortization of unearned stock-based compensation	8,393	5,370	5,659
Increase (decrease) in accrued expenses and other liabilities	(15,030)	41,031	(3,565)
(Increase) decrease in:
Accrued interest receivable	(590)	1,491	2,813
Prepaid expenses and other assets	(2,215)	(3,828)	527
Net cash provided by operating activities	39,177	87,044	50,862

Cash flows from investing activities:
Loans and leases originated for investment	(2,125,638)	(1,850,351)	(1,424,136)
Increase in construction loans in process	98,959	117,677	50,684
Purchases of loans held-for-investment	(787,751)	(340,169)	(415,287)
Principal payments on loans and leases	2,349,947	1,869,196	1,573,443
Principal payments on mortgage-backed securities available-for-sale	84,259	99,453	127,387
Principal payments on collateralized mortgage obligations available-for-sale	15,200	48,323	20,601
Purchases of investment securities held-to-maturity	-	(5,056)	-
Purchases of investment securities available-for-sale	(60,550)	(65,023)	(83,395)

PFF BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued

	Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Redemption of FHLB stock	$ 1,368	10,236	13,346
Purchase of FHLB stock	(16,100)	-	-
Purchases of mortgage-backed securities available-for-sale	(165,042)	(129,815)	(25,236)
Proceeds from sale of mortgage-backed securities available-for-sale	-	11,490	-
Proceeds from maturities of investment securities available-for-sale	25,127	67	39,881
Proceeds from sale of investment securities available-for-sale	77,497	67,198	8,525
Proceeds from sale of real estate	839	1,390	1,977
Purchases of property and equipment	(7,279)	(4,542)	(1,651)
Net cash used in investing activities	(509,164)	(169,926)	(113,861)
Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	1,490,300	406,885	561,400
Repayment of FHLB advances and other borrowings	(1,124,085)	(479,500)	(578,400)
Net change in deposits	128,938	157,144	147,703
Proceeds from exercise of stock options	4,820	7,106	3,780
Cash dividends	(9,587)	(4,281)	(3,513)
Purchase of treasury stock	(10,571)	(60,114)	(13,532)
Net cash provided by financing activities	479,815	27,240	117,438
Net increase (decrease) in cash and cash equivalents	9,828	(55,642)	54,439
Cash and cash equivalents, beginning of year	50,323	105,965	51,526
Cash and cash equivalents, end of year	$ 60,151	50,323	105,965
Supplemental information:
Interest paid, including interest credited	49,784	74,235	107,111
Income taxes paid	21,750	17,050	25,078
Loans to facilitate	-	-	256
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	1,589	634	2,331
See accompanying notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies

The following accounting policies, together with those disclosed elsewhere in our consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. (the "Bancorp") and its subsidiaries PFF Bank & Trust, Glencrest Investment Advisers, Inc. and Diversified Builder Services, Inc. Our business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, the "Bank"). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. Glencrest Investment Advisors, Inc. includes the accounts of Glencrest Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation. We have made certain reclassifications to the prior years' consolidated financial statements to conform to the current year's presentation.

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities as of the dates of our consolidated balance sheets, and revenues and expenses reflected in our consolidated statements of earnings. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks of $40.4 million and $42.8 million and short-term deposits in banks of $19.8 million and $7.5 million at March 31, 2004 and 2003, respectively. We consider all highly liquid debt instruments with maturities at the date of acquisition of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities and Collateralized Mortgage Obligations

At the time of purchase of an investment security, a mortgage-backed security or a collateralized mortgage obligation, we designate the security as either held-to-maturity, available-for-sale or trading based on our investment objectives, operational needs and intent. We then monitor our investment activities to ensure the activities are consistent with the established guidelines and objectives.

Held-to-Maturity

Investment securities held-to-maturity are carried at cost, or in the case of mortgage-backed securities and collateralized mortgage obligations at unpaid principal balance, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. It is our intent and within our ability, to hold these securities until maturity as part of our portfolio of long-term interest earning assets. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

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

Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method and recorded in earnings using the specific identification method.

Trading

Trading securities are comprised principally of equity securities which are carried at fair value, based upon the quoted market prices of those investments. Accordingly, the net gains and losses on trading securities are included in earnings.

Loans Held for Sale

Loans designated as held for sale in the secondary market are carried at the lower of cost or market value in the aggregate, as determined by a fair value analysis we perform using prevailing market assumptions. Loan fees and costs are deferred and recognized as a component of gain or loss on sale of loans when the loans are sold. Net unrealized losses are recognized through a valuation allowance established by charges to operations.

Mortgage Servicing Rights and Gains or Losses on Sales of Loans

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights ("MSR") through the sale of mortgage loans which are sold with servicing rights retained. At the time of sale, the total cost of the mortgage loans is allocated to the MSR and the mortgage loans based upon their relative fair values. The MSR are included in other assets and as a component of the gain on the sale of loans. The MSR are amortized in proportion to and over the estimated period of the net servicing income. This amortization is reflected as a component of loan and servicing fees.

The MSR are periodically reviewed for impairment based upon their fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis using market prepayment rates, our net servicing income and market-adjusted discount rates. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

Loans and Leases Receivable

Loans and leases receivable are stated at unpaid principal balances less the undisbursed portion of construction loans and allowances for loan and lease losses, and net of deferred loan origination fees and premiums/discounts on loans and leases. Premiums/discounts are amortized/accreted using the interest method over the contractual maturities of the loans and leases.

Uncollected interest on loans and leases contractually delinquent more than ninety days or on loans for which collection of interest appears doubtful is excluded from interest income and accrued interest receivable. Payments received on non-accrual loans and leases are recorded as a reduction of principal or as deferred interest income depending on management's assessment of the ultimate collectibility of the loan principal. Such loans and leases are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

Loan Origination, Commitment Fees and Related Costs

For loans and leases receivable held-for-investment, origination fees and direct origination costs are deferred, with the net fee or cost being accreted or amortized to interest income over the contractual maturity of the related loan or lease using the interest method. Accretion or amortization is discontinued in the event the loan becomes contractually delinquent by ninety days or more. Accretion or amortization resumes in the period all delinquent interest and principal is paid. When a loan is paid in full, any unamortized net loan origination fee or cost is recognized in interest income. For loans held-for-sale, loan origination fees and direct origination costs are deferred until the loan is sold. When the loan is sold any net loan origination fee or cost is recognized in the calculation of the gain (loss) on sale of loans. Commitment fees and costs related to commitments where the likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period we recognize the remaining net unamortized commitment fees at the time of exercise over the life of the loan using the interest method.

Valuation Allowances for Loans, Leases Receivable and Foreclosed Assets

Valuation allowances for loan and lease losses are provided on both a specific and non-specific basis. Specific allowances are provided when an identified significant decline in the value of the underlying collateral occurs or an identified adverse situation occurs that may affect the borrower's ability to repay. Non-specific allowances are provided based on a number of factors, including our past loss experience, current economic conditions and management's ongoing evaluation of the credit risk inherent in the portfolio.

Valuation allowances for losses on foreclosed assets are established when a decline in value reduces the fair value less estimated disposal costs to less than the carrying value.

We believe that our allowances for loan, lease and foreclosed asset losses are adequate. While we use available information to recognize losses on loans, leases and foreclosed assets, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowances for loan, lease and foreclosed asset losses. Such agencies may require us to recognize additions to the allowances based on their judgments of the information available to them at the time of their examinations.

Loans and leases are considered impaired when, based upon current information and events we determine, it is probable that we will be unable to collect on a timely basis all principal and interest amounts due according to the original contractual terms of the agreement. We evaluate impairment on an asset-by-asset basis. Once a loan or lease is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loans or leases effective interest rate or by using its most recent market price or the fair value of the collateral if the loan or lease is collateral dependent.

When the measurement of an impaired loan or lease is less than the recorded amount of the loan or lease, we establish a valuation allowance by recording a charge to the provision for loan and lease losses. Subsequent increases or decreases in the valuation allowance for impaired loans and leases are recorded by adjusting the existing valuation allowance for the impaired loan or lease with a corresponding charge or credit to the provision for loan and lease losses.

All non-homogeneous loans and leases we designate as impaired are either placed on non-accrual status or designated as restructured loans and leases. Only restructured loans and leases that are not performing in accordance with their restructured terms are included in non-performing loans and leases. Loans and leases are generally placed on non-accrual status when the payment of interest is 90 days or more delinquent, or if the loan or lease is in the process of foreclosure, or earlier if the timely collection of interest and/or principal appears doubtful. Our policy allows for loans and leases to be designated as impaired and placed on non-accrual status even though the loan or lease may be current as to the principal and interest payments and may continue to perform in accordance with its contractual terms.

Payments received on impaired loans and leases are recorded as a reduction of principal or as interest income depending on management's assessment of the ultimate collectibility of the loan or lease principal. The amount of interest income recognized is limited to the amount of interest that would have accrued at the contractual rate applied to the recorded balance, with any difference recorded as a loss recovery. Generally, interest income on an impaired loan or lease is recorded on a cash basis when the outstanding principal is brought current.

Assets Acquired Through Foreclosure

Assets acquired through foreclosure ("foreclosed assets") are carried at the lower of cost or fair value less estimated cost to sell. Once an asset is acquired we periodically perform evaluations and establish an allowance for losses by a charge to operations if the carrying value of the asset exceeds its fair value. Costs related to development and improvement of assets are capitalized, whereas costs relating to holding the assets are expensed. During the development period, the portion of interest costs related to development of foreclosed assets are capitalized.

Property and Equipment

Land is carried at cost. Buildings and improvements, furniture, fixtures and equipment, and leasehold improvements are carried at cost, less accumulated depreciation or amortization. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, if shorter.

Intangibles

In January 1995, we acquired the trust operations of another bank for $3.5 million. The excess cost over net assets acquired was capitalized and, prior to the fiscal year ended March 31, 2003 ("fiscal 2003"), was being amortized on a straight-line basis over the estimated average life of the trust relationships acquired of 11 years. In fiscal 2003, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which resulted in a cessation of amortization and the implementation of a periodic impairment test of the intangible.

On a periodic basis, we review our intangible assets for events or changes in circumstances that may indicate the carrying amounts of the assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to discounted future net cash flows expected to be generated by the asset. If we determine the asset is impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the asset.

Reverse Repurchase Agreements

We enter into sales of securities under agreements to repurchase the same securities. Reverse repurchase agreements are accounted for as financing arrangements, with the obligation to repurchase securities sold reflected as a liability in our consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the respective asset account on our balance sheet.

Interest on Deposits

Accrued interest is either paid to the depositor or added to the deposit account on a periodic basis. On term accounts, the forfeiture of interest (because of withdrawal prior to maturity) is offset as of the date of withdrawal against interest expense in the consolidated statements of operations.

Income Taxes

We file consolidated Federal income and combined state franchise tax returns.

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

Employee Stock Ownership Plan

We accounted for the original issuance of our Employee Stock Ownership Plan ("ESOP") as a component of equity recorded in a contra-equity account. As a result of the issuance, compensation expense is recognized over the allocation period based upon the fair value of the shares committed to be released to employees. This may result in fluctuations in compensation expense as a result of changes in the fair value of our common stock. However, any such compensation expense fluctuations result in an equal and offsetting adjustment to additional paid-in capital.  Our tax rate increased in fiscal 2004, primarily due to a permanent difference associated with our ESOP Plan, whereby the difference between the fair value of our stock over the tax cost of our stock is not a deduction for Federal and State income tax purposes.

Stock Option Plan

On October 23, 1996, we granted stock options and adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. We used the Black-Scholes model to calculate amounts required for disclosure in SFAS 123. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

The following table contains certain information with respect to stock options granted under the 1996 and 1999 Plans.

Assumptions Used in Determining Options' values
Grant Date	Number Granted	Exercise Price	Expected Term in Years	Risk-free Rate(1)	Expected Volatility	Dividend Yield	Calculated Value of Each Option
(Dollars in thousands except per share data)
Options Granted During the Year Ended March 31, 2004
Options
June 25, 2003	5,110	$26.96	6.25	3.33%	39.91%	1.03%	$10.79
November 25, 2003	10,000	37.43	5.59	4.27	37.73	1.63	13.45
January 28, 2004	2,279	39.16	5.45	3.83	37.35	1.89	13.16
March 24, 2004	1,328	36.07	5.45	3.83	37.35	1.89	12.13
Options Granted During the Year Ended March 31, 2003
July 24, 2002	14,340	$23.00	6.5	3.81%	40.60%	1.11%	$9.61
December 19, 2002	5,390	23.39	6.5	3.81	40.60	1.11	9.78
December 19, 2002	33,750	23.39	6.5	3.81	40.60	1.11	9.78
February 26, 2003	3,220	22.71	6.5	3.81	40.60	1.11	9.49
Options Granted During the Year Ended March 31, 2002
June 27, 2001	1,025	$17.14	6.0	5.28%	42.06%	1.10%	$7.54
October 24, 2001	36,581	17.50	6.0	5.28	42.06	1.10	7.70
November 28, 2001	734,560	19.04	6.0	5.28	42.06	1.10	8.38
February 27, 2002	4,498	20.72	6.0	5.28	42.06	1.10	9.12

(1) The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options.

We apply APB 25 in accounting for our stock options and, accordingly, under the intrinsic value method no compensation cost has been recognized for these stock options in our consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for our stock options exercisable under SFAS 123, our results of operations would have been adjusted to the pro forma amounts indicated below:

	2004	2003	2002
	(Dollars in thousands, except per share data)
Net earnings:
As reported	$ 40,949	35,422	35,364
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,540	4,909	3,274
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,656)	(6,808)	(5,169)
Pro forma Net Earnings	$ 39,833	33,523	33,469
Earnings per share
Basic - as reported	$ 2.55	2.10	2.03
Basic - pro forma	2.48	1.99	1.92

Diluted - as reported	$ 2.45	2.02	1.96
Diluted - pro forma	2.38	1.91	1.85

We have established an arrangement with an independent brokerage firm to facilitate the immediate sale of all or a portion of the shares obtained by directors and employees through the exercise of stock options. This arrangement allows for the cashless exercise of stock options by directors and employees through an independent arrangement between the holder of the options and the broker. We do not agree to purchase the underlying shares from the broker and we do not guarantee, or underwrite, in any way the arrangement between the option holders and the broker. We consider this arrangement to meet the criteria to allow for fixed award accounting under APB 25.

Segment Reporting

Through our branch network and investment advisory offices, we provide a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time, and savings deposits; real estate, business and consumer lending; cash management; trust services; investment advisory services and diversified financial services for homebuilders. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations are aggregated in one reportable operating segment.

Treasury Stock

We record treasury stock purchases at cost. The excess of cost over par value is allocated between additional paid-in-capital and retained earnings. During the fiscal year ended March 31, 2004 ("fiscal 2004") and 2003 ("fiscal 2003"), we repurchased 302,800 and 2,538,480 shares of stock, respectively at an average price of $34.91 and $23.68, respectively. During fiscal 2004, we retired 12,856,574 shares of common stock that had been repurchased in prior periods and held as treasury stock. In fiscal 2004, our Board of Directors declared a 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003.

Earnings Per Share

We calculate our basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings Per Share." Basic earnings per share is calculated by dividing net earnings available to common shares by the average common shares outstanding during the period. Diluted earnings per share includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based compensation plans.

New Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. At this time, the FASB has an exposure draft in reference to the fair value method of accounting for stock-based employee compensation, once the FASB issues this statement, we intend to adopt the fair value method. For further information regarding accounting for stock options, see Note 14.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies and amends financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The financial impact of SFAS 149 is not material to our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issue classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The financial impact of SFAS 150 is not material to our consolidated financial statements.

Financial Accounting Standards Board Interpretation 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others" ("FIN 45"), provides an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." Fin 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements were effective for financial statements of interim or annual periods ended after December 15, 2002. The implementation of FIN 45 has not had a significant impact on our consolidated financial statements.

Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46") (as revised by FIN-46R), provides guidance to improve financial reporting for variable interest entities, off-balance sheet structures and similar entities. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46-R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46-R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46-R apply to all special purpose entities by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46-R for the variable interest entities that are not special purpose entities are required to be applied by the first reporting period that ends after March 15, 2004. The implementation of FIN 46-R has not had a significant impact on us.

In addition, the Securities and Exchange Commission ("SEC") issued guidance in Staff Accounting Bulletin No. 105 ("SAB 105"). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. The implementation of SAB105 is not expected to have a significant impact on us.

(2) Investment Securities

The amortized cost and estimated fair values of investment securities are summarized as follows:
	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government and federal agency obligations	$5,742	237	-	5,979
Total	$5,742	237	-	5,979
Available-for-sale:
Corporate debt securities	$49,830	1,322	-	51,152
Equity securities:
Direct	1,105	7,262	-	8,367
Mutual funds	1,430	2,008	-	3,438
Total Equity securities	2,535	9,270	-	11,805
Total	$52,365	10,592	-	62,957

During the years ended March 31, 2004, 2003 and 2002, we realized net gains on sales of investment securities available-for-sale of $1.8 million, $514,000 and $25,000, respectively. As of March 31, 2004, there were no gross unrealized losses on investment securities.

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
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

The amortized cost and estimated fair value of investment securities held-to-maturity and available-for-sale at March 31, 2004, by contractual maturity are presented below:

	Held-to-maturity		Available- for-sale
Maturity	Amortized Cost	Estimated Fair Value	Estimated Fair Value
	(Dollars in thousands)

Within one year	-	-	-
After one to five years	$ 5,742	5,979	35,108
After five to ten years	-	-	-
After ten years	-	-	27,849
Total	$ 5,742	5,979	62,957

(3) Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:
	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$ 9,456	95	(41)	9,510
FHLMC	120,192	707	(165)	120,734
FNMA	161,997	852	(205)	162,644
Total	$ 291,645	1,654	(411)	292,888

During the years ended March 31, 2004 and 2002, we did not realize any net gains or losses on sales of mortgage-backed securities held as available-for-sale. During the year ended March 31, 2003, we realized net gains on sales of mortgage-backed securities held as available-for-sale of $829,000.
	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$ 15,101	268	-	15,369
FHLMC	38,860	350	(83)	39,127
FNMA	160,129	911	(270)	160,770
Total	$ 214,090	1,529	(353)	215,266

The mortgage-backed securities have remaining maturities of up to 30 years, with the exception of one adjustable rate security with an unpaid principal balance of $2.9 million whose remaining maturity is 33 years.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2004 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Available-for-sale:
GNMA	$ 6,365	(41)	-	-	6,365	(41)
FHLMC	22,447	(111)	3,347	(54)	25,794	(165)
FNMA	46,782	(124)	18,677	(81)	65,482	(205)
Total	$ 75,594	(276)	22,024	(135)	97,641	(411)

(4) Collateralized Mortgage Obligations

The amortized cost and estimated fair values of collateralized mortgage obligations are summarized as follows:

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
FHLMC	$ 12,665	-	(278)	12,387
FNMA	2,902	-	(89)	2,813
Total	$ 15,567	-	(367)	15,200

As of March 31, 2004, there were no gross unrealized losses for collateralized mortgage obligations

(5) Loans and Leases Receivable

Loans and leases receivable are summarized as follows:

	March 31,
	2004	2003
	(Dollars in thousands)
Mortgage loans:
Residential:
One-to-four family	$ 1,709,866	1,403,279
Multi-family	92,706	70,606
Commercial real estate	473,374	396,765
Construction and land	1,077,630	948,993
Total mortgage loans	3,353,576	2,819,643

Commercial loans and leases	158,391	149,232
Consumer	177,880	160,673
Total loans and leases	3,689,847	3,129,548
Less:
Undisbursed portion of construction loans	(504,868)	(405,908)
Net discount on loans and leases	(182)	(192)
Net deferred loan origination fees (costs)	(4,660)	(3,377)
Allowance for loan and lease losses (Note 7)	(30,819)	(31,121)
Total loans and leases receivable, net	$ 3,149,318	2,688,950
Weighted average yield	5.97%	6.60%

Loans receivable from our officers and directors were as follows:

	March 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$ 2,250	2,203
Additions	619	115
Repayments	(211)	(68)
Ending balance	$ 2,658	2,250

The following table presents impaired loans and leases with specific allowances and the amount of such allowances and impaired loans and leases without specific allowances.

March 31, 2004
	Loans and leases with Specific Allowances	Loans and leases without Specific Allowances	Total Impaired Loans and Leases
	(Dollars in thousands)
Carrying value	$ 13,345	3,475	16,820
Specific allowance	4,299	-	4,299
Net balance	$ 9,046	3,475	12,521

	March 31, 2003
	Loans and Leases with Specific Allowances	Loans and Leases without Specific Allowances	Total Impaired Loans and Leases
	(Dollars in thousands)
Carrying value	$ 20,789	4,217	25,006
Specific allowance	5,181	-	5,181
Net balance	$ 15,608	4,217	19,825

The average recorded investment in impaired loans and leases totaled $28.4 million in fiscal 2004 and $34.6 million in fiscal 2003. During fiscal 2004, total interest recognized on the impaired loan portfolio was $920,000 compared to $1.3 million in fiscal 2003 and $1.9 million in fiscal 2002. There was no income recorded utilizing the cash basis method of accounting for fiscal 2004, 2003 and 2002.

The aggregate amount of non-accrual loans and leases receivable that are contractually past due 90 days or more as to principal or interest were $13.6 million and $18.6 million at March 31, 2004 and 2003, respectively. The aggregate amount of loans and leases that were contractually past due 90 days or more as to principal or interest but still accruing were zero at March 31, 2004 and 2003, respectively.

Interest due on non-accrual loans, that was excluded from interest income, was approximately $939,000 for fiscal 2004, $1.0 million for fiscal 2003 and $330,000 for fiscal 2002.

(6) Assets Acquired through Foreclosure

Assets acquired through foreclosure is summarized as follows:

	March 31,
	2004	2003
	(Dollars in thousands)

Assets acquired in settlement of loans	$ 889	75
Allowance for losses (Note 7)	(206)	-
Total	$ 683	75

(Gain) loss from foreclosed asset operations, net is summarized as follows:

	Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)

(Gain) loss on sale of foreclosed assets, net	$ (66)	(256)	(280)
Foreclosed asset (income) expense	199	66	178
Provision for losses on foreclosed assets	206	-	-
Total	$ 339	(190)	(102)

(7) Allowances for Losses on Loans and Leases Receivable and Foreclosed Assets

Activity in the allowances for losses on loans, leases and foreclosed assets is summarized as follows:
	Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Loans and leases receivable:
Beginning balance	$ 31,121	31,359	31,022
Provision	2,725	4,840	5,000
Charge-offs	(4,267)	(5,739)	(4,771)
Recoveries	1,240	661	108
Ending balance	30,819	31,121	31,359

Foreclosed assets:
Beginning balance	-	-	49
Provision	206	-	-
Charge-offs	-	-	(49)
Ending balance	206	-	-

Total loans and leases receivable and foreclosed assets:
Beginning balance	31,121	31,359	31,071
Provision	2,931	4,840	5,000
Charge-offs	(4,267)	(5,739)	(4,820)
Recoveries	1,240	661	108
Ending balance	$ 31,025	31,121	31,359

(8) Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	March 31,
	2004	2003
	(Dollars in thousands)
Investment securities	$ 600	428
Mortgage-backed securities	1,417	897
Collateralized mortgage obligations	-	36
Loans and leases receivable	12,735	12,801
Total	$ 14,752	14,162

(9) Property and Equipment, net

Property and equipment, net is summarized as follows:

	March 31,
	2004	2003	Estimated Life
	(Dollars in thousands)
Land	$ 7,608	5,945	-
Buildings and improvements	24,436	23,038	40
Leasehold improvements	5,059	2,343	(a)
Furniture, fixtures and equipment	31,723	29,896	7
Automobiles	155	156	3
Construction in progress	1,178	1,855	-
	70,159	63,233
Accumulated depreciation and amortization	(42,729)	(39,908)
Total	$ 27,430	23,325

(a) Amortized over the shorter of the life of the improvement or the length of the lease.

(10) Mortgage Servicing Rights

Following is a table that summarizes the activity in mortgage servicing rights.

	2004	2003	2002
	(Dollars in thousands)
Mortgage servicing rights, net, beginning of period	$ 357	518	1,091
Additions	160	64	25
Amortization	(58)	(74)	(175)
Impairment write-down	(126)	(151)	(423)
Mortgage servicing rights, net, end of period	$ 333	357	518

Estimated fair value	$ 333	357	518

At period end
Mortgage loans serviced for others	$119,609	141,883	189,656
Weighted average interest rate on loans serviced	4.98%	5.46	5.58

Mortgage servicing rights are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Mortgage servicing rights are periodically reviewed for impairment based on their fair value. The Company determines fair value based on the present value of future expected cash flows using management's best estimates of key assumptions including prepayment speeds and discount rates commensurate with the risks involved. Information supporting the assumptions is obtained from reputable market sources. Per SFAS 140 paragraph 63(g) the Company stratifies servicing assets based on date of origination and financial asset type. The financial asset types currently being serviced are either government guaranteed or conventional.

(11) Deposits

Deposits and their respective weighted average interest rates are summarized as follows:

	March 31,
	2004		2003
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)

Regular passbook	0.30%	$ 161,239	0.47%	$ 141,347
NOW and other demand deposit accounts	0.56	783,139	1.01	793,609
Fixed and variable-rate certificate accounts	2.43	894,113	2.95	922,369
Money market checking and savings	1.27	616,555	1.55	468,783
Total	1.40%	$2,455,046	1.85%	$2,326,108

Certificate accounts maturing subsequent to March 31, 2004, are summarized as follows:

Year Ending March 31,	Amount
(Dollars in thousands)

2005	$642,505
2006	95,398
2007	52,172
2008	81,571
2009	22,261
Thereafter	206
Total	$894,113

Interest expense on deposits is summarized as follows:

	Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Regular passbook	$ 523	941	1,647
NOW and other demand deposit accounts	6,177	10,050	2,900
Money market checking and savings	7,229	9,762	13,938
Certificates of deposit	22,841	32,038	57,530
Total	$ 36,770	52,791	76,015

At March 31, 2004 and 2003, we had accrued interest payable on deposits of $835,000 and $983,000, respectively, which is included in other liabilities in our accompanying consolidated balance sheets.

At March 31, 2004 and 2003, $39.3 million and $32.2 million of public funds on deposit were secured by loans receivable, mortgage-backed securities, investment securities and collateralized mortgage obligations with aggregate carrying values of $60.2 million and $81.3 million, respectively.

The aggregate amount of certificates of deposit with balances of $100,000 or more were $401.3 million and $385.5 million at March 31, 2004 and 2003, respectively. For deposit accounts with balances in excess of $100,000, that portion in excess of $100,000 may not be federally insured.

(12) FHLB Advances and Other Borrowings

We utilize FHLB advances and reverse repurchase agreements as sources of funds. The advances and repurchase agreements are collateralized by mortgage-backed securities, investment securities, collateralized mortgage obligations and/or loans. We only transact business with the FHLB or brokerage firms that are recognized as primary dealers in U.S. government securities. FHLB advances and reverse repurchase agreements were $845.0 million and $4.0 million and $481.0 million and $4.4 million at March 31, 2004 and March 31, 2003, respectively. (See Note 13)

	March 31,
	2004	2003	2002
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$ 562,885	465,631	597,173
Maximum amount outstanding at any month end	845,000	523,000	655,000
Amount outstanding at year end (1)	845,000	481,000	558,000
Average interest rate:
For the year	2.22%	4.06	5.01
At year end	1.72	3.30	4.16

Reverse repurchase agreements:
Average amount outstanding during the year	$ 1,303	800	-
Maximum amount outstanding at any month end	4,385	4,385	-
Amount outstanding at year end	4,000	4,385	-
Average interest rate:
For the year	1.94%	2.15	-
At year end	1.67	2.15	-

Promissory Note (2):
Average amount outstanding during the year	$ 149	-	-
Maximum amount outstanding at any month-end during the year	2,600	-	-
Amount outstanding at year end	2,600	-	-
Average interest rate:
For the year	7.00%	-	-
At year end	7.00	-	-

  Included in the balance of FHLB advances outstanding at March 31, 2004 and 2003, is a putable borrowing of $15.0 million with a final maturity date of February 12, 2008. The advance is subject to quarterly puts from May 12, 2003 through the final maturity date.

  The promissory note was entered into by our subsidiary, Diversified Builder Services, Inc. to finance its builder service operations. The note was repaid from operating funds on May 13, 2004.

FHLB advances have the following final maturities at March 31, 2004.

Amount
(Dollars in thousands)
2005	$ 575,000
2006	245,000
2007	10,000
thereafter	15,000
Total	$ 845,000

Interest expense on borrowings is summarized as follows:
	Year ended March 31,
	2004	2003	2002
	(Dollars in thousands)

FHLB advances	$ 12,460	19,395	29,907
Reverse repurchase agreements	36	8	-
Other interest expense (1)	63	53	(1,298)
Total	$ 12,559	19,456	28,609
(1) Fiscal 2002, includes $1.3 million recovery of interest expense resulting from favorable determination of a disputed state income tax matter.

(13) Lines of Credit

At March 31, 2004 and 2003, we had maximum borrowing capacity from the FHLB of San Francisco in the amount of $1.37 billion and $1.21 billion, respectively. Based upon pledged collateral in place, we had available borrowing capacity of $418.2 million and $195.8 million as of March 31, 2004 and 2003, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities, investment securities and collateralized mortgage obligations aggregating $1.26 billion and $751.2 million as of March 31, 2004 and 2003, respectively and our required investment in one hundred dollar par value capital stock of the FHLB of San Francisco. At March 31, 2004 and 2003, the cost basis of this FHLB capital stock was $42.5 million and $26.6 million, respectively.

(14) Employee Benefit Plans

Pension Plan

We maintain a defined benefit Pension Plan ("Pension Plan") that prior to being frozen as of December 31, 1995, covered our employees. The benefits are based on each employee's years of service and final average earnings determined over the five-year period prior to the benefit determination date. Employees become fully vested upon completion of five years of qualifying service. We also maintain a Retirement Plan for all directors and a Supplemental Plan for all senior officers. Effective December 31, 1995, we elected to freeze the Pension Plan, Directors' Retirement and Supplemental Plan. Accordingly, no new accruals for future years of service have occurred since December 31, 1995.

The following table sets forth the plans' change in benefit obligation and change in plan assets at the plans' most recent measurement dates.
	Year ended March 31,
	2004		2003
	Pension Plan	Directors' Retirement and Supplemental Plans	Pension Plan	Directors' Retirement and Supplemental Plans
	(Dollars in thousands)
Change in benefit obligation
Projected benefit obligation, beginning of year	$ 22,302	2,705	21,196	2,675
Interest cost	1,296	155	1,335	168
Benefits paid	(1,403)	(233)	(1,332)	(207)
Actuarial loss	1,670	38	1,103	69
Projected benefit obligation, end of year	$ 23,865	2,665	22,302	2,705

Change in plan assets
Plan assets, beginning of year	$ 18,356	-	19,527	-
Actual return on plan assets	2,229	-	(939)	-
Employer contribution	1,900	233	1,100	207
Benefits paid	(1,403)	(233)	(1,332)	(207)
Plan assets, end of year	$21,082	-	18,356	-

Funded status	$ (2,783)	(2,665)	(3,946)	(2,705)
Unrecognized transition obligation	-	-	-	-
Unrecognized prior service cost	-	-	-	-
Unrecognized loss	8,135	544	8,091	553
Prepaid (accrued) benefit cost	$ 5,352	(2,121)	4,145	(2,152)

Net periodic pension costs for fiscal 2004, 2003 and 2002 included the following components:
	Year ended March 31,
	2004		2003		2002
	Pension Plan	Directors' Retirement and Supple- mental Plans	Pension Plan	Directors' Retirement and Supple- mental Plans	Pension Plan	Directors' Retirement and Supple- mental Plans
	(Dollars in thousands
Components of net periodic benefit cost
Interest cost	$ 1,296	155	1,335	168	1,350	183
Expected return on plan assets	(1,192)	-	(1,274)	-	(1,678)	-
Amortization of unrecognized transition obligation	-	-	-	-	-	33
Amortization of unrecognized prior service cost	-	-	-	-	11	-
Amortization of unrecognized loss	589	47	285	42	-	38
Net periodic pension (income) expense	$693	202	346	210	(317)	254

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets are as follows:
	Year ended March 31,
	2004		2003
	Pension Plan	Directors' Retirement and Supple- mental Plans	Pension Plan	Directors' Retirement and Supple- mental Plans

Weighted-average assumptions
Discount rate	5.75%	5.75	6.00%	6.00
Expected long-term rate of return on plan assets	6.50	-	6.75	-

Capital Accumulation Plan

In 1985, we established a capital accumulation plan (the "401(k) Plan"), which is available to all employees. Under the 401(k) Plan, we contribute funds in an amount equal to 100% of the first three percent and 50% of the fourth and fifth percent (for a total maximum possible contribution of four percent) of employee contributions. In fiscal 2004, 2003 and 2002, the total 401(k) Plan expense was $782,000, $571,000 and $575,000, respectively.

Deferred Compensation Plans

We provide a non-qualified Directors' Deferred Compensation Plan and a non-qualified Employees' Deferred Compensation Plan that offer directors and senior officers the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors' Deferred Compensation Plan becomes payable no later than the first day of the month following the date the participant attains age 70.5. The benefit from the Employees' Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70.5, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to our depositors or, at the Participants' election, investment earnings or losses equivalent to that of the our common stock. At March 31, 2004, the $221,000 liability for these plans is included in accrued expenses and other liabilities.

Post retirement medical benefits

We currently provide post retirement medical coverage to eligible employees. At March 31, 2004 and 2003, the expected cost associated with this coverage was $5,000 and $21,000, respectively.

Employee Stock Ownership Plan

As part of the reorganization to the stock form of ownership, the ESOP purchased 2,221,800 shares of our common stock at approximately $7.14 per share (adjusted for the 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003), or $15.9 million, which was funded by a loan from the Bancorp.

The loan is being repaid from the Bank's discretionary contributions over a period not to exceed 10 years. Dividends on unallocated shares held by the ESOP have been used to accelerate employer contributions. The loan is secured by the common stock owned by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares held by the ESOP are treated as outstanding shares for purposes of determining both basic and diluted EPS. ESOP shares are allocated to the eligible participants based on compensation as described in the ESOP plan. For the years ended March 31, 2004, 2003 and 2002, ESOP shares of 258,259, 248,987 and 247,674, respectively were allocated to the participants. At March 31, 2004 and 2003, the unearned balance of the ESOP shares is included in unearned stock-based compensation as a reduction of total stockholders' equity in the accompanying consolidated financial statements. The value of ESOP shares committed to be released is included in compensation expense based upon the fair value of the shares on the dates they were committed. At March 31, 2004, the fair value of the unearned ESOP shares is $11.7 million. Compensation expense associated with the ESOP was $8.5 million, $5.9 million and $4.3 million for the years ended March 31, 2004, 2003 and 2002, respectively. At March 31, 2004 the allocated and unallocated shares in the ESOP totaled 1,915,096 and 306,704, respectively. At March 31, 2003 the allocated and unallocated shares in the ESOP totaled 1,656,837 and 564,963, respectively.

1996 and 1999 Incentive Plans

During October, 1996, our stockholders approved the PFF Bancorp, Inc. 1996 Incentive Plan (the "1996 Plan"). During September, 1999, our stockholders approved the PFF Bancorp, Inc. 1999 Incentive Plan (the "1999 Plan"). The 1996 Plan authorized the granting of options to purchase our common stock, option related awards, and grants of common stock (collectively "Awards"). The 1999 Plan authorized the granting of options to purchase our common stock. Concurrent with the approval of the 1996 Plan, we adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits a company to account for stock options granted under either the fair-value-based or the intrinsic-value-based (as described in APB 25) method of accounting. If a company elects to account for options granted under the intrinsic-value-based method, it must make certain disclosures with respect thereto. We have elected to account for stock options granted under the intrinsic-value-based method of accounting. See "Note 1 - Stock Option Plan."

The maximum number of shares reserved for Awards under the 1996 Plan is 3,888,150 shares, with 2,777,250 shares reserved for purchase pursuant to options and 1,110,900 shares reserved for grants of our common stock. The maximum number of shares reserved under the 1999 Plan is 875,000 all of which are reserved for purchase pursuant to options. The exercise price of all options under both Plans must be 100% of the fair value of our common stock at the time of grant and the term of the options may not exceed 10 years. Of the 1,110,900 shares reserved for stock grants, 1,078,759 shares with a fair value of $9.9 million were granted to directors and executive officers during the year ended March 31, 1997. Of the 1,078,759 shares, 745,500 shares represented grants to employees with the remaining shares granted to directors. An additional 21,000 shares with a fair value of $214,000 at the time of grant, were granted to a newly promoted executive officer during the year ended March 31, 1998. During the year ended March 31, 2003 the remaining 11,141 shares, with a fair value of $258,000, were granted to executive officers. Stock grants vested in five equal annual installments with the exception of the 11,141 shares, which vested in one installment on March 27, 2002. With respect to shares of our common stock granted to executive officers, the 1996 Plan provided that the vesting of 75% of the third, fourth and fifth annual installments was subject to the attainment of certain performance goals. Those goals were met. There was no compensation expense associated with stock grants recognized for the years ended March 31, 2004 and 2003. Compensation expense associated with stock grants of $1.4 million was recognized for the year ended March 31, 2002.

The table below reflects, for the periods indicated, the activity in our stock options issued under the 1996 and 1999 Plans.

	For the Year Ended March 31,
	2004	2003	2002

Balance at beginning of period	$ 1,844,453	2,585,985	2,335,684
Granted	18,717	56,700	776,664
Canceled or expired	(4,272)	(39,546)	(1,998)
Exercised	(452,437)	(758,686)	(524,365)
Balance at end of period	1,406,461	1,844,453	2,585,985
Options exercisable	1,341,992	1,404,722	1,765,543
Options available for grant	41,427	55,871	73,025

Weighted average option price per share:
Outstanding	$ 14.24	13.38	12.29
Exercisable	13.77	11.59	9.38
Exercised	11.56	10.14	9.39
Granted	34.69	23.26	18.97
Expired	17.35	18.74	9.11

The following table summarizes information with respect to our stock options outstanding as of March 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At March 31, 2004	Weighted-average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Outstanding at March 31, 2004	Weighted- Average Exercise Price
$9 to 10	661,081	2.6	$9.11	661,081	$9.11
10 to 12	74,668	3.9	10.94	68,553	10.95
12 to 14	6,676	4.4	13.14	6,304	13.15
14 to 16	5,172	4.9	15.30	4,440	15.24
16 to 18	25,382	7.6	17.49	12,705	17.49
18 to 20	559,661	7.4	19.04	559,661	19.04
20 to 22	3,098	7.9	20.72	3,098	20.72
22 to 24	53,406	8.6	23.26	25,400	23.27
24 to 40	17,317	9.2	35.31	750	37.43
	1,406,461			1,341,992

(15) Income Taxes

Income taxes (benefit) is summarized as follows:

	Current	Deferred	Total
	(Dollars in thousands)
Year Ended March 31, 2004
Federal	$ 23,110	1,770	24,880
State	6,474	764	7,238
Total	$ 29,584	2,534	32,118

Year Ended March 31, 2003
Federal	$ 17,992	2,320	20,312
State	5,169	8	5,177
Total	$ 23,161	2,328	25,489

Year Ended March 31, 2002
Federal	$ 20,888	(1,215)	19,673
State	6,548	(460)	6,088
Total	$ 27,436	(1,675)	25,761

For the years ended March 31, 2004, 2003 and 2002, our current Federal tax liabilities were reduced by $3.7 million, $4.2 million and $1.7 million, respectively due to the exercise of non-qualified stock options by employees. Under the intrinsic value method, these exercises do not result in a charge to compensation expense but do provide us with a tax deduction. The associated tax benefits are recorded in our consolidated financial statements as increases to additional paid in capital.

A reconciliation of total income taxes and the amount computed by applying the applicable Federal income tax rate to earnings before income taxes follows:
	Year Ended March 31
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Computed "expected" taxes	$25,574	35%	$21,319	35%	$21,394	35%
Increase in taxes Resulting from:
California franchise tax, net of Federal tax benefit	4,704	7	3,365	6	3,956	6
Fair value of ESOP shares over deduction	2,199	3	1,262	2	659	1
Other Items	(359)	(1)	(457)	(1)	(248)	-
Total	$32,118	44%	$25,489	42%	$25,761	42%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

	March 31, 2004	Taxes (Benefit)	March 31, 2003	Taxes (Benefit)	March 31, 2002
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$ (12,164)	(460)	(11,704)	620	(12,324)
California franchise tax	(3,474)	(689)	(2,785)	371	(3,156)
Accrued expenses	(1,721)	(692)	(1,029)	(459)	(570)
Accumulated depreciation	(1,107)	(243)	(864)	(164)	(700)
Core deposit intangibles amortization	3	118	(115)	128	(243)
Non-accrual interest	(545)	(126)	(419)	(71)	(348)
Unrealized gains (loss) on securities available-for-sale, net	4,522	4,035	487	1,398	(911)
Minimum pension liability	(3,076)	(22)	(3,054)	(3,054)	-
Difference in bases of investments	(1,132)	(210)	(922)	(173)	(749)
Other	(324)	21	(345)	140	(485)
	(19,018)	1,732	(20,750)	(1,264)	(19,486)
Deferred tax liabilities:
Deferred loan origination fees	26,917	4,818	22,099	3,181	18,918
Unredeemed FHLB stock dividends	5,469	260	5,209	(1,207)	6,416
Pension plan liability	574	(256)	830	2	828
Customer early withdrawal penalty depreciation	-	-	-	(23)	23
Accrued interest on pre-1985 loans	70	(2)	72	(5)	77
Excess servicing rights amortization	56	(5)	61	(12)	73
	33,086	4,815	28,271	1,936	26,335
Net deferred tax liability	$ 14,068	6,547	7,521	672	6,849

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

Based on our current and historical pretax earnings, adjusted for significant items, we believe it is more likely than not that we will realize the benefit of the deferred tax asset at March 31, 2004. We believe the existing net deductible temporary differences will reverse during periods in which we generate net taxable income. However, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years.

On August 20, 1996, the President signed the Small Business Job Protection Act (the "Act") into law. The Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. Accordingly, we are required to use the specific charge-off method on our 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction. The deduction percentage was 8% for the year ended March 31, 1996. Alternately, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the experience method). Our retained earnings at March 31, 2004 includes approximately $25.3 million for which no deferred income tax liability has been recognized as a result of these cumulative statutory bad debt deductions.

(16) Stockholders' Equity

We are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for all insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

Regulatory Capital

To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. We believe that at March 31, 2004, the Bank met the definition of "well capitalized."

The following is a reconciliation of the Bank's GAAP capital to regulatory capital as of March 31, 2004:
	PFF Bank & Trust's Regulatory Capital Requirement
	Tangible Capital	Core Capital	Risk-based Capital
	(Dollars in thousands)

Capital of the Bank presented on a GAAP basis	$ 279,739	279,739	279,739
Adjustments to GAAP capital to arrive at regulatory capital:
Unrealized losses on securities available-for-sale, net	(1,066)	(1,066)	(1,066)
Goodwill and other intangible assets	(1,267)	(1,267)	(1,267)
General loan valuation allowance (1)	-	-	25,856
Disallowed Assets	(33)	(33)	(33)
Regulatory capital	277,373	277,373	303,229
Regulatory capital requirement	54,443	145,182	216,321
Amount by which regulatory capital exceeds requirement	$ 222,930	132,191	86,908

(1) Limited to 1.25% of risk-weighted assets.

The following table summarizes the Bank's actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 2004 and 2003.
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital (to risk-weighted assets)	$303,229	11.21%	$216,321	>8.00%	$270,401	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	277,373	7.64	145,182	>4.00	181,478	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	277,373	10.26	-	- (1)	162,240	>6.00
Tangible capital (to tangible assets)	277,373	7.64	54,443	>1.50	-	- (1)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital (to risk-weighted assets)	$281,680	11.85%	$190,206	>8.00%	$237,757	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	256,148	8.17	125,376	>4.00	156,719	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	256,148	10.77	-	- (1)	142,654	>6.00
Tangible capital (to tangible assets)	256,148	8.17	47,016	>1.50	-	- (1)

(1) Ratio is not specified under capital regulations.

At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

Treasury Stock

During fiscal 2004 we retired 12,856,574 shares of our common stock that had been repurchased in prior periods and held as treasury stock. During fiscal 2004, our Board of Directors declared a 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003.

The payment of dividends by the Bank to the Bancorp is subject to OTS regulations. "Safe-harbor" amounts of capital distributions can be made after providing notice to the OTS, but without needing prior approval. For institutions, such as the Bank, that meet the definition of "well capitalized" and would continue to do so following the proposed capital distribution, the safe harbor amount is the institutions calendar year-to-date net income plus retained net income for the preceding two years less any previous capital distributions declared for those periods. Institutions can distribute amounts in excess of the safe-harbor amounts with the prior approval of the OTS. During fiscal 2004, the Bank paid cash dividends to the Bancorp of $28.6 million in order to fund general corporate needs, cash dividends to shareholders and share repurchases.

On March 26, 2003, our Board of Directors adopted a share repurchase program of 840,000 shares of our common stock. The shares are being purchased in open market transactions based on market conditions. The timing, volume and price of purchases are contingent upon our discretion and our overall financial condition. During fiscal 2004, we repurchased 302,800 shares at a weighted average price of $34.91 per share resulting in 511,580 shares remaining under the current share repurchase program.

Common stock repurchases were as follows:
	Common Stock Repurchased
	Total Number of shares (1)	Average Price Per Share	Shares Remaining Under Repurchase Program (2)
Authorized share repurchase program-March 26, 2003	-	-	840,000
March 2003	25,620	$22.96	814,380
April 2003	4,900	23.71	809,480
May 2003	18,200	24.40	791,280
February 2004	110,900	35.78	680,380
March 2004	168,800	35.80	511,580

(1)  During fiscal 2004 and 2003 , we repurchased 302,800 and 25,620 of our common shares, respectively, totaling 328,420 common shares under the 840,000 repurchase program adopted by our Board of Directors on March 26, 2003.

(2)  At March 31, 2004, the maximum amount of our common shares that can be repurchased is 511,580 shares.

(17) Other Non-Interest Expense

Other non-interest expense amounts are summarized as follows:

	Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)

SAIF insurance premiums	$ 852	840	825
Office supplies and expense	3,178	3,382	2,705
Savings and NOW account expenses	1,954	1,541	1,461
Loan expenses	1,155	921	669
Other	4,851	3,514	3,274
Total	$ 11,990	10,198	8,934

(18) Commitments and Contingencies

We have various outstanding commitments and contingent liabilities in the ordinary course of business that are not reflected in the accompanying consolidated financial statements as follows:

Litigation

We have been named as defendants in various lawsuits arising in the normal course of business. The outcome of these lawsuits cannot be predicted, but we intend to vigorously defend the actions and are of the opinion that the lawsuits will not have a material effect on our consolidated financial statements.

Leases

We lease various office facilities under noncancelable operating leases that expire through 2022. Rent expense under operating leases included in occupancy and equipment expense for the years ended March 31, 2004, 2003 and 2002, was $1.1 million, $732,000, and $759,000, respectively. A summary of future minimum lease payments under these agreements at March 31, 2004 follows.

Amount
(Dollars in thousands)
Year ending March 31,
2005	$ 1,118
2006	888
2007	740
2008	740
2009	622
Thereafter	3,559
Total	$ 7,667

(19) Off-Balance Sheet Risk

Concentrations of Operations and Assets

Our operations are primarily located within Southern California. At March 31, 2004 and 2003, approximately 83% and 87%, respectively, of our mortgage loans were secured by real estate in Southern California. In addition, substantially all of our assets acquired through foreclosure and our property and equipment are located in Southern California.

Off-Balance-Sheet Credit Risk/Interest-Rate Risk

In the normal course of meeting the financing needs of our customers and reducing exposure to fluctuating interest rates, we are a party to financial instruments with off-balance-sheet risk. These financial instruments (which consist of commitments to originate loans, leases and commitments to purchase loans) include elements of credit risk in excess of the amount recognized in the accompanying consolidated financial statements as shown below. The contractual amounts of those instruments reflect the extent of our involvement in those particular classes of financial instruments.

Our exposure to off-balance-sheet credit risk (i.e., losses resulting from the other party's nonperformance of financial guarantees) and interest rate risk (for fixed-rate mortgage loans) in excess of the amount recognized in the accompanying consolidated financial statements is represented by the following contractual amounts.
	March 31,
	2004	2003
	(Dollars in thousands)
Commitments to originate loans and leases:
Variable-rate	$ 152,639	79,044
Fixed-rate	1,573	2,446
Total	$ 154,212	81,490

Interest rate range for fixed-rate loans	4.79%-8.45%	4.92%-7.69%

Commitments to purchase variable rate loans	$ 8,221	53,000

Commitments to originate fixed- and variable-rate loans and leases represent commitments to lend to a customer, provided there are no violations of conditions specified in the agreement. Commitments to purchase variable-rate loans represent commitments to purchase loans originated by other financial institutions. These commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts above do not necessarily represent future cash requirements. We use the same credit policies in making commitments to originate loans and leases and purchase loans as we do for our on-balance sheet instruments. We control credit risk by evaluating each customer's creditworthiness on a case-by-case basis and by using systems of credit approval, loan limitation, and various underwriting and monitoring procedures.

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At March 31, 2004 and 2003, we had standby letters of credit of $10.4 million and $7.3 million, respectively.

We do not require collateral or other security to support off-balance-sheet financial instruments with credit risk. However, when the commitment is funded, we receive collateral to the extent deemed necessary, with the most significant category of collateral being deeds of trust on real property underlying mortgage loans.

(20) Trust Operations

Included in prepaid expenses and other assets is the net unamortized trust acquisition cost of $1.3 million at March 31, 2004 and 2003. Amortization of trust acquisition cost was $323,000 for the year ended March 31, 2002. During the year ended March 31, 2003 the amortization of the trust acquisition cost was discontinued in accordance with SFAS 142. On an annual basis, we test the net unamortized trust acquisition cost for impairment. For the years ended March 31, 2004 and 2003, there was no impairment in the net unamortized trust acquisition cost.

As a result of this acquisition, we have certain additional fiduciary responsibilities, which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, our Trust department holds assets for the benefit of others. These are not our assets and are not included in our consolidated balance sheets at March 31, 2004 and 2003.

(21) Loan Servicing and Sale Activities

Loan servicing and sale activities are summarized as follows:
	As of and for the Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Balance sheet information:
Loans held for sale	$ 2,119	3,327	106

Statement of earnings information:
Loan servicing fees	377	443	280
Amortization of servicing asset	10	27	95

Loan servicing fees, net	$ 387	470	375

Gain on sale of loans	$ 809	559	359

Statement of cash flows information:
Loans originated for sale	$ 41,000	22,395	9,685

Proceeds from sale of loans	$ 42,847	19,656	10,497

Mortgage servicing rights are periodically reviewed for impairment based on their fair value. The Company determines fair value based on the present value of future expected cash flows using management's best estimates of key assumptions including prepayment speeds and discount rates commensurate with the risks involved. Information supporting the assumptions is obtained from reputable market sources. Per SFAS 140 paragraph 63(g) the Company stratifies servicing assets based on date of origination and financial asset type. The financial asset types currently being serviced are either government guaranteed or conventional.

We originate mortgage loans, which depending upon whether the loans meet our investment objectives, may be sold in the secondary market or to other private investors. We may or may not retain servicing of these loans. Indirect non-deferrable costs associated with origination, servicing and sale activities cannot be determined as these operations are integrated with and not separable from the origination and servicing of portfolio loans, and as a result, these costs cannot be accurately estimated.

At March 31, 2004, 2003 and 2002, we were servicing loans and participations in loans owned by others of $119.6 million, $141.9 million and $189.7 million, respectively. See Note 10 "Mortgage Servicing Rights."

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

The estimated fair values of our financial instruments are as follows:
	March 31, 2004		March 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$ 60,151	60,151	50,323	50,323
Loans held-for-sale	2,119	2,119	3,327	3,327
Investment securities held-to-maturity	5,742	5,979	5,753	5,957
Investment securities available-for-sale	62,957	62,957	94,094	94,094
Mortgage-backed securities available-for-sale	292,888	292,888	215,266	215,266
Collateralized mortgage obligations available-for-sale	-	-	15,200	15,200
Loans and leases receivable, net	3,149,318	3,172,476	2,688,950	2,719,152
Federal Home Loan Bank stock	42,500	42,500	26,610	26,610

Financial liabilities:
Deposits	2,455,046	2,466,684	2,326,108	2,343,527
FHLB advances and other borrowings	851,600	856,085	485,385	495,453

The following methods and assumptions were used in estimating our fair value disclosures for financial instruments.

Cash and cash equivalents: The fair values of cash and cash equivalents approximate the carrying values reported in the consolidated balance sheet.

Loans held-for-sale: Loans designated as held for sale are carried at the lower of cost or market value in the aggregate, as determined by a fair value analysis we perform using prevailing market assumptions.

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

Loans and leases receivable: The carrying amount of loans and lease financing receivables is their contractual amounts outstanding, reduced by deferred new loan origination fees and the allocable portion of the allowance for loan and lease losses. The fair value of fixed and variable rate loans and leases was estimated using a discounted cash flow analysis based on an estimated current rate at which similar loans and leases would be made to borrowers with similar credit risk characteristics and for the same remaining maturities. In determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers - credit risks since the origination of the loans and leases, as the allocable portion of the allowance for credit losses provides for such changes in estimating fair value. It is not practicable to estimate the fair value of non-accrual loans as the credit risk adjustment that would be applied in the marketplace for such loans can not be readily determined. As a result, the fair value of loans and leases as of March 31, 2004 and 2003, includes the carrying amount of non-accrual loans.

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

Off-balance sheet financial instruments: Commitments to originate loans and leases had a notional amount of $154.2 million at March 31, 2004. The carrying value of the commitments is zero as all are cancelable and not readily marketable. Standby letters of credit had a notional amount of $10.4 million at March 31, 2004.

(23) Conversion to Capital Stock Form of Ownership

The Bancorp was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank's conversion from a federally chartered mutual savings and loan association to a federal stock savings bank. On March 28, 1996, the Bank became a wholly owned subsidiary of the Bancorp. In connection with the conversion, the Bancorp issued and sold to the public 27,772,500 shares of its common stock (par value $.01 per share) at a price of $7.14 per share. The proceeds, net of $4.5 million in conversion costs, received by the Bancorp from the conversion (before deduction of $15.9 million to fund the Employee Stock Ownership Plan) amounted to $193.9 million. The Bancorp used $105.0 million of the net proceeds to purchase the capital stock of the Bank.

At the time of the conversion, the Bank established a liquidation account in the amount of $109.3 million, which was equal to its total retained earnings as of September 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 2004 is $16.6 million.

The Bancorp may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

(24) Parent Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. Following are the condensed parent company only financial statements for PFF Bancorp, Inc.

Condensed Balance Sheets
	March 31,
	2004	2003
	(Dollars in thousands)
Assets

Cash and cash equivalents	$ 2,975	2,667
Equity securities available-for-sale, at fair value	11,805	9,160
Trust preferred securities available-for-sale, at fair value	5,807	6,048
Loans	115	232
Investment in subsidiaries	302,766	257,608
Other assets	1,625	4,329
Total assets	$ 325,093	280,044

Liabilities and Stockholders' Equity

Other liabilities	$ 8,722	6,912
Stockholders' equity	316,371	273,132
Total liabilities and stockholders' equity	$ 325,093	280,044

Condensed Statements of Earnings

	Year ended March 31,
	2004	2003	2002
	(Dollars in thousands)

Interest and other income	$ 5,646	2,416	1,949
General and administrative expense	1,996	1,356	3,416
Earnings (loss) before equity in undistributed earnings of subsidiaries before income taxes	3,650	1,060	(1,467)
Dividend from subsidiaries	29,593	43,993	4,150
Equity in earnings of subsidiaries before income taxes	39,824	15,858	58,442
Earnings before income taxes	73,067	60,911	61,125
Income taxes	32,118	25,489	25,761
Net earnings	$ 40,949	35,422	35,364

Condensed Statements of Cash Flows

	Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$ 40,949	35,422	35,364
Adjustments to reconcile net earnings to cash used by operating activities:
Amortization of premiums on investments and mortgage-backed securities	6	7	5
Losses on trading securities	-	-	107
(Increase) decrease in trading securities	-	2,334	(66)
Amortization of unearned stock-based compensation	8,393	5,370	5,659
Gain on sale of securities	(4,419)	-	-
Undistributed (earnings) loss of subsidiaries	(38,140)	6,764	(25,317)
(Increase) decrease in other assets	2,704	(657)	(2,206)
Increase in other liabilities	28	3,798	2,606
Net cash provided by operating activities	9,521	53,038	16,152

Cash flow from investing activities:
Decrease in residential loans	117	5	4
Decrease in construction loans	-	-	478
(Increase) decrease in equity securities available-for-sale	5,396	627	(1,085)
Decrease in trust preferred securities	612	-	-
Net cash provided by (used in) investing activities	6,125	632	(603)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,820	7,106	3,780
Purchase of treasury stock	(10,571)	(60,114)	(13,532)
Cash dividends	(9,587)	(4,281)	(3,513)
Net cash used in financing activities	(15,338)	(57,289)	(13,265)
Net increase (decrease) in cash during the year	308	(3,619)	2,284

Cash and cash equivalents, beginning of year	2,667	6,286	4,002

Cash and cash equivalents, end of year	$ 2,975	2,667	6,286

(25) Earnings Per Share

A reconciliation of the components used to derive basic and diluted earnings per share for the years ended March 31, 2004, 2003 and 2002 follows:
	Net Earnings	Weighted Average Shares Outstanding	Per Share Amount
	(Dollars in thousands, except per share data)
2004 (1)
Basic earnings per share	$ 40,949	16,060,512	$2.55
Effect of dilutive stock options and awards	-	648,494	0.10
Diluted earnings per share	$ 40,949	16,709,006	$2.45
2003 (2)
Basic earnings per share	$ 35,422	16,868,053	$ 2.10
Effect of dilutive stock options and awards	-	665,904	0.08
Diluted earnings per share	$ 35,422	17,533,957	$ 2.02
2002 (3)
Basic earnings per share	$ 35,364	17,437,995	$ 2.03
Effect of dilutive stock options and awards	-	649,648	0.07
Diluted earnings per share	$ 35,364	18,087,643	$ 1.96

  Options to purchase 12,279 shares of common stock at a weighted average price of $37.75 per share were outstanding during the fiscal year ended March 31, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between November 25, 2013 and January 28, 2014, were still outstanding at March 31, 2004.

  Options to purchase 39,140 shares of common stock at a weighted average price of $23.39 per share were outstanding during the fiscal year ended March 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on December 19, 2007, were still outstanding at March 31, 2003.

  Options to purchase 739,059 shares of common stock at a weighted average price of $19.04 per share were outstanding during the fiscal year ended March 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire between November 28, 2006, and February 27, 2007, were still outstanding at March 31, 2002.

(26) Quarterly Results of Operations (Unaudited)
	Three Months Ended
	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	Total 2004
	(Dollars in thousands, except per share data)

Net interest income	$ 30,048	31,427	33,539	35,981	130,995
Provision for loan losses	660	1,645	120	300	2,725
Other income	5,607	5,586	7,135	6,710	25,038
Other expenses	18,834	18,731	21,362	21,314	80,241
Earnings before income taxes	16,161	16,637	19,192	21,077	73,067
Income taxes	6,829	7,036	8,106	10,147	32,118
Net earnings	$9,332	9,601	11,086	10,930	40,949
Basic earnings per share	$ 0.59	0.60	0.69	0.67	2.55
Diluted earnings per share	$ 0.56	0.58	0.66	0.64	2.45

	Three Months Ended
	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	Total 2003
	(Dollars in thousands, except per share data)

Net interest income	$ 28,243	27,338	28,135	29,413	113,129
Provision for loan losses	1,000	1,500	500	1,840	4,840
Other income	4,312	4,485	4,917	6,184	19,898
Other expenses	16,370	15,979	17,478	17,449	67,276
Earnings before income taxes	15,185	14,344	15,074	16,308	60,911
Income taxes	6,332	5,877	6,387	6,893	25,489
Net earnings	$ 8,853	8,467	8,687	9,415	35,422
Basic earnings per share	$ 0.50	0.49	0.52	0.59	2.10
Diluted earnings per share	$ 0.47	0.46	0.50	0.56	2.02

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiaries as of March 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California

June 9, 2004

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material aspects, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported as and when required.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 29, 2004, pursuant to Regulation 14A in connection with PFF Bancorp, Inc.'s Annual Meeting of Stockholders to be held on September 14, 2004 (the "Proxy Statement") under the captions Proposal 1-"Election of Directors" "Section16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        We have adopted a Code of Conduct and Ethics, which applies to all of our employees, officers, directors, subsidiaries and affiliates (as defined in the Code of Conduct and Ethics), including our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for us. The Code of Conduct and Ethics for Senior Financial Officers meets the requirements of a "code of ethics" as defined by Item 406 of Exchange Act Regulation S-K and is available at our website: www.pffbank.com. We will also furnish a copy by mail to shareholders upon written requests sent to PFF Bancorp, Inc., 350 South Garey Avenue, Pomona, California, 91766, Attn: Corporate Secretary.

Item 11. Executive Compensation.

The information appearing in the definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or about July 29, 2004 for the 2004 Annual Meeting of Stockholders under the captions "Executive Compensation", "Employment Agreements" and "Benefit Plans" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Security Ownership of Management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 29, 2004 for the 2004 Annual Meeting of Stockholders.

The following table presents the equity compensation plan information as of March 31, 2004.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,341,992	$14.24	41,427
Equity compensation plans not approved by security holders	-	-	-
Total	1,341,992	$14.24	41,427

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the information under the heading "Transactions with Certain Related Persons", in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 29, 2004 for the 2004 Annual Meeting of Stockholders.

PART IV

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is presented under the heading "Audit Committee Report" in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on September 14, 2004, which will be filed with the SEC on or about July 29, 2004 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
(1)	The following consolidated financial statements are in Item 8 of this annual report:
-	Consolidated Balance Sheets as of March 31, 2004 and 2003
-	Consolidated Statements of Earnings for the years ended March 31, 2004, 2003 and 2002
-	Consolidated Statements of Comprehensive Earnings for the years ended March 31, 2004, 2003 and 2002
-	Consolidated Statements of Stockholders' Equity for the years ended March 31, 2004, 2003 and 2002
-	Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002
-	Notes to Consolidated Financial Statements
-	Report of Independent Registered Public Accounting Firm
(2)

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or
Notes thereto in Item 8 of this annual report

(3)	Exhibits
(a)	The following exhibits are filed as part of this report or are incorporated herein by reference:
3.1	Certificate of Incorporation of PFF Bancorp, Inc. (1)
3.2	Bylaws of PFF Bancorp, Inc. (1)
4.0	Stock Certificate of PFF Bancorp, Inc. (1)
10.1	Form of Employment Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
10.2	Form of Change in Control Agreement between PFF Bank & Trust and PFF Bancorp, Inc. and certain executive officers (1)
10.3	Form of PFF Bank & Trust Employee Severance Compensation Plan (1)
10.4	Capital Accumulation Plan for Employees of Pomona First Federal Savings and Loan Association (1)
10.5	PFF Bancorp, Inc. 1996 Incentive Plan (2)
10.6	Form of Non-Statutory Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)
10.7	Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)
10.8	Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc. (3)
10.9	Form of Stock Award and Stock Option Agreement for Outside Directors of PFF Bancorp, Inc. (3)
10.10	The Pomona First Federal Bank & Trust Restated Supplemental Executive Retirement Plan (3)
10.11	The Pomona First Federal Bank & Trust Directors' Deferred Compensation Plan (3)
10.12	PFF Bancorp, Inc. 1999 Incentive Plan (4)
21	Subsidiary information is incorporated herein by reference to "Part I- Subsidiary Activities."
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
99.3	Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust (5)

(b)	Reports on Form 8-K

We furnished a report to the SEC dated January 20, 2004 on Form 8-K pursuant to Item 12 to report issuance of a press release announcing earnings for the three and nine months ended December 31, 2003. A copy of the press release was included as an exhibit.

We filed a report with the SEC dated February 24, 2004 on Form 8-K pursuant to Item 5 to report a presentation made to the Wall Street Transcript Investing in the Banking Industry Conference. A copy of the related press release was included as an exhibit.

(1)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.
(2)	Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated September 16, 1996.
(3)	Incorporated herein by reference from the Form 10-K filed on June 20, 1997.
(4)	Incorporated herein by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders dated September 22, 1999.
(5)	To be filed on or before June 30, 2004.

AVAILABILITY OF REPORTS

Annual reports on form 10-K, quarterly reports on form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge from our internet site, www.pffbank.com, by clicking on "Investor Relations" located on the home page, proceeding to "Financial" and then to "SEC filings."

We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

PFF Bancorp, Inc. 350 South Garey Ave Pomona, California 91769 Attention: Corporate Secretary

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PFF BANCORP, INC.

	BY:	/s/ LARRY M. RINEHART
Larry M. Rinehart
DATED: June 10, 2004		President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.
Name	Title	Date

/s/ LARRY M. RINEHART		June 10, 2004
Larry M. Rinehart	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ GREGORY C. TALBOTT		June 10, 2004
Gregory C. Talbott	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ DONALD R. DESCOMBES		June 10, 2004
Donald R. DesCombes	Director

/s/ ROBERT W. BURWELL		June 10, 2004
Robert W. Burwell	Director

/s/ STEPHEN C. MORGAN		June 10, 2004
Stephen C. Morgan	Director

/s/ CURTIS W. MORRIS		June 10, 2004
Curtis W. Morris	Director

/s/ JIL H. STARK		June 10, 2004
Jil H. Stark	Director

/s/ ROYCE A. STUTZMAN		June 10, 2004
Royce A. Stutzman	Director