Form 10-Q
period 2004-06-30
PFF BANCORP INC
filed 2004-08-09
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 16,815,723 shares of common stock, par value $.01 per share, outstanding as of July 31, 2004.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Table of Contents

PART I --FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2004	March 31, 2004

Assets

Cash and cash equivalents	$ 45,256	$ 60,151
Investment securities held-to-maturity (estimated fair value of $5,777 at June 30, 2004, and $5,979 at March 31, 2004)	5,739	5,742
Investment securities available-for-sale, at fair value	58,722	62,957
Mortgage-backed securities available-for-sale, at fair value	258,785	292,888
Loans held-for-sale	4,172	2,119
Loans and leases receivable, net	3,163,454	3,149,318
Federal Home Loan Bank (FHLB) stock, at cost	42,894	42,500
Accrued interest receivable	14,246	14,752
Assets acquired through foreclosure, net	606	683
Property and equipment, net	28,288	27,430
Prepaid expenses and other assets	22,055	19,154
Total assets	$3,644,217	$3,677,694

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$2,503,941	$2,455,046
FHLB advances and other borrowings	771,000	851,600
Accrued expenses and other liabilities	46,184	54,677
Total liabilities	3,321,125	3,361,323
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares, issued 17,198,863 and 16,894,697; outstanding 16,785,063 and 16,614,997 at June 30, 2004 and March 31, 2004, respectively	171	168
Additional paid-in capital	152,485	144,585
Retained earnings, substantially restricted	176,709	173,188
Unearned stock-based compensation	(1,660)	(2,121)
Treasury stock (413,800 and 279,700 at June 30, 2004, and March 31, 2004, respectively)	(5)	(3)
Accumulated other comprehensive income (losses)	(4,608)	554
Total stockholders' equity	323,092	316,371
Total liabilities and stockholders' equity	$3,644,217	$3,677,694

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2004	2003

Interest income:
Loans and leases receivable	$44,541	$41,090
Mortgage-backed securities	2,548	1,932
Collateralized mortgage obligations	-	(294)
Investment securities and deposits	1,034	1,076
Total interest income	48,123	43,804
Interest expense:
Deposits	8,639	10,291
Borrowings	3,566	3,465
Total interest expense	12,205	13,756
Net interest income	35,918	30,048
Provision for loan and lease losses	524	660
Net interest income after provision for loan and lease losses	35,394	29,388
Non-interest income:
Deposit and related fees	2,875	2,831
Loan and servicing fees	1,614	1,593
Trust and investment fees	755	557
Gain on sale of loans, net	43	375
Gain on sale of securities, net	1,439	117
Other non-interest income	130	134
Total non-interest income	6,856	5,607
Non-interest expense:
General and administrative:
Compensation and benefits	12,411	10,673
Occupancy and equipment	3,339	3,059
Marketing and professional services	2,315	2,088
Other non-interest expense	3,806	3,015
Total general and administrative	21,871	18,835
Foreclosed asset operations, net	76	(1)
Total non-interest expense	21,947	18,834
Earnings before income taxes	20,303	16,161
Income taxes	9,528	6,829
Net earnings	$10,775	$9,332

Basic earnings per share	$0.66	$0.59
Weighted average shares outstanding for basic earnings per share calculation	16,306,134	15,820,220
Diluted earnings per share	$0.64	$0.57
Weighted average shares outstanding for diluted earnings per share calculation	16,885,402	16,502,133

See accompanying notes to the unaudited consolidated financial statements.

                                                                                 2

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2004	2003

Net earnings	$10,775	$9,332

Other comprehensive earnings, net of income taxes of $ (4,004) and $1,609 at June 30, 2004 and 2003, respectively:
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	(890)	2,199
Collateralized mortgage obligations available-for- sale, at fair value	-	193
Mortgage-backed securities available-for-sale, at fair value	(3,281)	(96)
Reclassification of realized gains (losses) included in earnings	(1,358)	(104)
	(5,529)	2,192
Tax benefit on minimum pension liability	367	-
Other comprehensive gains (losses)	(5,162)	2,192
Comprehensive earnings	$5,613	$11,524

                See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Losses	Total

Balance at March 31, 2004	16,614,997	$ 168	$ 144,585	$ 173,188	$ (2,121)	$ (3)	$ 554	$ 316,371

Net earnings	-	-	-	10,775	-	-	-	10,775
Purchases of treasury stock	(134,100)	-	(956)	(3,941)	-	(2)	-	(4,899)
Amortization under stock-based compensation plans	-	-	1,844	-	461	-	-	2,305
Stock options exercised	304,166	3	3,196	-	-	-	-	3,199
Dividend ($0.20 per share paid for June 2004)	-	-	-	(3,313)	-	-	-	(3,313)
Change in unrealized losses on securities available-for-sale, net	-	-	-	-	-	-	(5,529)	(5,529)
Tax benefit from stock options/minimum pension liability	-	-	3,816	-	-	-	367	4,183
Balance at June 30, 2004	16,785,063	$ 171	$ 152,485	$ 176,709	$ (1,660)	$ (5)	$ (4,608)	$ 323,092

      See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net earnings	$ 10,775	$ 9,332
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization of premiums, net of discount accretion, on loans, leases and securities	447	934
Amortization of deferred loan origination fees	320	89
Loan and lease fees collected	142	253
Dividends on FHLB stock	(394)	(314)
Provisions for losses on:
Loans and leases	524	660
Real estate	77	-
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(1,465)	(363)
Depreciation and amortization of property and equipment	826	743
Loans originated for sale	(5,809)	(12,303)
Proceeds from sale of loans held-for-sale	3,779	14,364
Amortization of unearned stock-based compensation	2,305	1,565
Decrease in accrued expenses and other liabilities	(307)	(26,441)
(Increase) decrease in:
Accrued interest receivable	506	928
Prepaid expenses and other assets	(2,901)	(967)
Net cash provided by (used in) operating activities	8,825	(11,520)

Cash flows from investing activities:
Loans and leases originated for investment	(660,658)	(496,248)
Increase in construction loans in process	16,327	18,880
Purchases of loans held-for-investment	(72,043)	(93,262)
Principal payments on loans and leases	701,169	573,675
Principal payments on mortgage-backed securities available-for-sale	28,089	21,921
Principal payments on collateralized mortgage obligations available-for-sale	-	14,373
Purchases of investment securities available-for-sale	-	(6)
Purchases of mortgage-backed securities available-for-sale	-	(45,333)
		(Continued)

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2004	2003
Proceeds from sale of investment securities available-for-sale	1,795	35,968
Proceeds from sale of property and equipment	3	-
Purchases of property and equipment	(1,684)	(984)
Net cash provided by investing activities	12,998	28,984
Cash flows from financing activities:
Proceeds from long-term FHLB advances and other borrowings	86,000	89,000
Repayment of long-term FHLB advances and other borrowings	(189,000)	(135,000)
Net change in short-term FHLB advances and other borrowings	22,400	3,615
Net change in deposits	48,895	15,768
Proceeds from exercise of stock options	3,199	1,045
Cash dividends	(3,313)	(1,142)
Purchases of treasury stock	(4,899)	(560)
Net cash used in financing activities	(36,718)	(27,274)
Net decrease in cash and cash equivalents	(14,895)	(9,810)
Cash and cash equivalents, beginning of period	60,151	50,323
Cash and cash equivalents, end of period	$ 45,256	$ 40,513

Supplemental information:
Interest paid, including interest credited	$ 12,433	$ 14,332
Income taxes paid	$ 6,316	$ 1,200
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$ -	$ 634

             See accompanying notes to the unaudited consolidated financial statements.

                                               PFF BANCORP, INC. AND SUBSIDIARIES
                                         Notes to Unaudited Consolidated Financial Statements

(1) Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of PFF Bancorp, Inc. and its subsidiaries PFF Bank & Trust, Glencrest Investment Advisors, Inc. and Diversified Builder Services, Inc. ("Bancorp", "we", "us" and "our").  Our business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, "the Bank").  Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. Glencrest Investment Advisors, Inc. includes the accounts of Glencrest Insurance Services, Inc.  All material intercompany balances and transactions have been eliminated in consolidation.

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included.  We have made certain reclassifications to the prior year's consolidated financial statements to conform to the current presentation.

The results of operations for the three months ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2005.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, for the year ended March 31, 2004, which are incorporated by reference in our Form 10-K for the year ended March 31, 2004.

(2) New Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments".  This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) to recognize the impairment loss in earnings.  The EITF also requires several additional disclosures for cost-method investments.  The EITF's impairment accounting guidance is effective for reporting periods beginning after June 15, 2004.  The financial impact of this EITF is not expected to have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30,
	2004	2003
	(Dollars in thousands, except per share data)
Net earnings:
As reported	$10,775	$ 9,332
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,185	1,374
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,249)	(1,774)
Pro forma net earnings	$10,711	$ 8,932
Earnings per share
Basic - as reported	$ 0.66	$ 0.59
Basic - pro forma	$ 0.66	$ 0.56

Diluted - as reported	$ 0.64	$ 0.57
Diluted - pro forma	$ 0.63	$ 0.54

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,
	2004 (a)			2003 (b)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 10,775			$ 9,332

Basic EPS
Earnings available to common stockholders	10,775	16,306,134	$ 0.66	9,332	15,820,220	$ 0.59
Effect of Dilutive Securities
Options and stock awards		579,268			681,913
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 10,775	16,885,402	$ 0.64	$ 9,332	16,502,133	$ 0.57

(a) Options to purchase 2,279 shares of common stock at a weighted average price of $39.16 per share   were  outstanding during the three month period ending June 30, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares.  The options, which expire on January 28, 2014, were outstanding at June 30, 2004.

(b)  Options to purchase 5,110 shares of common stock at a weighted average price of $26.96 per share were outstanding during the three month period ending June 30, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares.  The options, which expire on June 25, 2013, were outstanding at June 30, 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended June 30, 2004 and 2003.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 27,687	$ 79	1.14%	$ 38,240	$72	0.76%
Investment securities, net	66,485	550	3.32	76,321	751	3.95
Mortgage-backed securities, net	272,613	2,548	3.74	215,561	1,932	3.59
Collateralized mortgage obligations, net	-	-	-	9,853	(294)	(11.94)
Loans and leases receivable, net	3,112,687	44,541	5.73	2,686,677	41,090	6.12
FHLB stock	42,686	405	3.81	26,752	253	3.79
Total interest-earning assets	3,522,158	48,123	5.47	3,053,404	43,804	5.74
Non-interest-earning assets	132,011			85,121
Total assets	$3,654,169			$3,138,525

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Passbook accounts	$ 167,328	123	0.29	$ 146,764	170	0.46
Money market savings accounts	619,761	2,109	1.36	479,409	1,760	1.47
NOW and other demand deposit accounts	778,200	1,099	0.57	805,591	1,894	0.94
Certificate accounts	882,711	5,308	2.41	909,602	6,467	2.85
Total	2,448,000	8,639	1.42	2,341,366	10,291	1.76
FHLB advances and other borrowings	814,362	3,566	1.76	466,735	3,465	2.98
Total interest-bearing liabilities	3,262,362	12,205	1.50	2,808,101	13,756	1.96
Non-interest-bearing liabilities	70,029			48,307
Total liabilities	3,332,391			2,856,408
Stockholders' equity	321,778			282,117
Total liabilities and stockholders' equity	$3,654,169			$3,138,525
Net interest income		$ 35,918			$ 30,048
Net interest spread			3.97			3.78
Net interest margin			4.08			3.94
Ratio of interest-earning assets to interest-bearing liabilities	107.96%			108.74%

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

	Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$ (20)	37	(10)	7
Investment securities, net	(97)	(120)	16	(201)
Mortgage-backed securities, net	512	80	24	616
Collateralized mortgage obligations, net	294	294	(294)	294
Loans and leases receivable, net	6,518	(2,626)	(441)	3,451
FHLB stock	151	1	-	152
Total interest-earning assets	7,358	(2,334)	(705)	4,319

Interest-bearing liabilities:
Passbook accounts	24	(60)	(11)	(47)
Money market savings accounts	514	(126)	(39)	349
NOW and other demand deposit accounts	(64)	(750)	19	(795)
Certificate accounts	(191)	(993)	25	(1,159)
FHLB advances and other	2,583	(1,424)	(1,058)	101
Total interest-bearing liabilities	2,866	(3,353)	(1,064)	(1,551)
Change in net interest income	$ 4,492	1,019	359	5,870

Forward-Looking Statements

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan and deposit products, the quality or composition of our loan or investment portfolios, fluctuations in interest rates and changes in the relative differences between short and long-term interest rates, levels of nonperforming assets and operating results, the impact of domestic or world events on our loan and deposit inflows and outflows and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements.  We do not undertake and specifically disclaim any obligation to revise or update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause our actual results for fiscal year 2005 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms "we", "our", or "us" refer to PFF Bancorp, Inc. and its consolidated subsidiaries.

Critical Accounting Policies

Our management has established various accounting policies, which govern the application of accounting principles generally accepted in the United Sates of America in the preparation of our consolidated financial statements.  The significant accounting policies are described in our Annual Report on Form 10-K for the year ended March 31, 2004 and there has not been any material change in those policies since that date, other than changes discussed in this report.  Certain accounting policies require significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which we believe are reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods.  The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

  Allowance for loan and lease losses.  For further information, see "Comparison of Financial Condition at June 30, 2004 and March 31, 2004" in this report and "Item 1 - Lending Activities - Allowance for Loan and Lease Losses" in our Company's March 31, 2004 Annual Report on Form 10-K.
  Mortgage Servicing Rights.  For further information, see "Item 1 - Lending Activities - Loan Servicing" and "Note 10 to the Consolidated Financial Statements" in our March 31, 2004 Annual Report on Form 10-K.

  Pension Accounting.  For further information, see "Note 14 to the Consolidated Financial Statements" in our March 31, 2004 Annual Report on Form 10-K.

  Other-Than-Temporary-Impairment.  For further information, see "Item 1 - Investment Activities" in our March 31, 2004 Annual Report on Form 10-K.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and 2003

Overview

The following discussion compares the results of operations for the three months ended June 30, 2004, with the corresponding period of 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $10.8 million or $0.64 per diluted share for the three months ended June 30, 2004 compared to net earnings of $9.3 million or $0.57 per diluted share for the comparable period of 2003 (adjusted for the 40 percent stock split effected in the form of a stock dividend paid on September 5, 2003 to shareholders of record on August 15, 2003).

Earnings before income taxes were $20.3 million for the current quarter, an increase of 26 percent or $4.1 million from the comparable period of 2003.  As discussed in our press release of June 9, 2004, provided under a Form 8-K filing on June10, 2004, we will be experiencing a temporary increase in our effective income tax rate during the current fiscal year.  Therefore, we believe it's appropriate to use earnings before income taxes as an important basis for comparing operating results for the current fiscal year with those of the prior year.

The increase in our net income between the quarters ended June 30, 2003 and 2004 reflected the following:

  Increase in net interest income arising from a combination of increases in net interest spread and growth in average interest-earning assets.
  Decreases in provision for loan and lease losses attributable to an improvement in the level of asset quality.
  Increases in non-interest income arising from:
    Increases in trust and investment fees resulting from growth in trust assets under custody or management.
    Increase in gain on sale of securities partially offset by a decrease in gain on sale of loans.
  The above favorable items were partially offset by increases in general administrative expense attributable principally to increases in compensation and benefits and other non-interest expense.

Our focus is on maintaining asset growth in our portfolio of higher yield construction, commercial real estate, commercial business and consumer loans (the "Four-Cs").  The aggregate disbursed balance of the Four-Cs increased $129.9 million during the current quarter to $1.51 billion or 48 percent of loans and leases receivable, net, compared to $1.38 billion or 44 percent at March 31, 2004.  One year ago the Four-Cs were $1.28 billion or 48 percent of loans and leases receivable, net.  Our Four-C originations increased to $552.5 million or 83 percent of total originations for the current quarter compared to $416.4 million or 82 percent of total originations for the comparable period of the prior year.

On the liability side of our balance sheet, we continued to focus our deposit gathering activities on our lower cost deposits, which are comprised of passbook, money market, NOW and other demand accounts ("core deposits").  The growth of our core deposits is essential to the increase in our net interest spread, whereby we can maintain a lower cost of funds while originating Four-Cs loans with higher market interest rates.  Core deposits increased $65.8 million during the current quarter to $1.63 billion or 65 percent of total deposits while certificates of deposit ("CDs") decreased $16.9 million.  This pattern of activity is consistent with the same quarter of the prior year, in which core deposits increased $39.3 million while CDs decreased $23.5 million.

The significant funding cost advantage to core deposits over CDs continues to play a significant role in our increasing net interest spread and profitability.

The average balance of Federal Home Loan Bank ("FHLB") advances and other borrowings increased to $814.4 million for the three months ended June 30, 2004 from $466.7 million for the comparable period of 2003.  While deposits continue to be our preferred vehicle for funding asset growth, the pricing of FHLB advances and other borrowings, at times, provides a more cost effective means of funding incremental asset growth than would increasing deposit pricing to levels that would exceed prevailing market rates.

Non-accrual loans were $11.9 million or 0.32 percent of gross loans and leases at June 30, 2004 compared to $13.6 million or 0.37 percent of gross loans and leases at March 31, 2004, and $22.3 million or 0.71 percent of gross loans and leases at June 30, 2003.  The non-accrual loan balance of $11.9 million as of June 30, 2004 primarily consists of two loans, a construction loan totaling $9.8 million located in Murrieta, California and a commercial business loan totaling $1.0 million.

During the current quarter, we repurchased 134,100 shares of our common stock at a weighted average price of $36.53 per share.  At June 30, 2004, 377,480 shares remain under an 840,000 share repurchase authorization adopted by our Board of Directors on March 26, 2003.

At June 30, 2004, our consolidated capital to assets ratio was 8.87%.  The Bank's core and risk-based capital ratios were 7.89% and 11.23%, respectively, compared to the ratios of  5.00% and 10.00%, respectively, needed to be considered "Well Capitalized."

Net Interest Income

Net interest income is the difference between interest and dividends earned on loans and leases, mortgage-backed securities and investment securities ("interest-earnings assets") and the interest paid on deposits and borrowings ("interest-bearing liabilities"). The spread between the yield on interest-earnings assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principle items affecting net interest income.

Our net interest income totaled $35.9 million for the current quarter, up 20 percent or $5.9 million from $30.0 million for the quarter ended June 30, 2003.  Net interest spread increased to 3.97% for the current quarter from 3.78% for the quarter ended June 30, 2003.  The increase in net interest spread reflects our success in transitioning our balance sheet to a higher margin business model by focusing on the Four-Cs and core deposits.  Contributing to the increase in net interest income were increases in average interest earning assets of $468.8 million or 15 percent from the comparable period of the prior year.  Our net interest spread and net interest income are also impacted by the repricing or rate adjustment characteristics of our interest-earning assets and interest-bearing liabilities.  Reflecting the lower interest rate environment, the average yield on loans and leases receivable, net decreased 39 basis point to 5.73% for the quarter ended June 30, 2004.  This is due to a high level of loan and lease paydown activity during the current quarter across all loan and lease product categories and new loans and leases originated or purchased at lower prevailing market rates.

The average cost of interest-bearing liabilities decreased 46 basis points to 1.50% between the three months ended June 30, 2003 and 2004.  This reflects a decrease in the average cost of core deposits to 0.85% for the quarter ended June 30, 2004, from 1.07% for the comparable period last year.  Additionally, the average cost of FHLB advances and other borrowings decreased to1.76% for the quarter ended June 30, 2004 from 2.98%

for the comparable period last year.  We continued to control our overall cost of funds by focusing on core deposits and making judicious use of FHLB advances and other borrowings.

Provision for Loan and Lease Losses

We recorded a $524,000 provision for loan and lease losses for the quarter ended June 30, 2004 compared to a provision of $660,000 for the comparable period of 2003.  At June 30, 2004, the allowance for loan and lease losses was $31.0 million or 0.83% of gross loan and leases and 261% of non-accrual loans compared to $30.8 million or 0.84% of gross loans and leases and 226% of non-accrual loans at March 31, 2004.  We will continue to monitor and modify the allowance for loan and lease losses based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Our total non-interest income was $6.9 million and $5.6 million for the quarters ended June 30, 2004 and 2003, respectively.

Deposit and Related Fees

Deposit and related fees totaled $2.9 million for the current quarter, up $44,000 from the comparable quarter in 2003.  This increase reflects the continued growth in our core deposits and related transaction fee income.

Loan and Servicing Fees

Loan and servicing fees were relatively flat at $1.6 million for the quarters ended June 30, 2004 and 2003.  Loan and servicing fees income is shown net of amortization of our mortgage servicing rights ("MSR") asset of $7,000 and $14,000 for the quarters ended June 30, 2004 and 2003, respectively.  At June 30, 2004, our MSR asset was $338,000.

Trust and Investment Fees

Trust and investment fees rose $198,000 or 36 percent between the quarters ended June 30, 2003 and 2004 to $755,000.  This reflects an increase in market value of trust assets under custody or management to $292.7 million at June 30, 2004 from $249.8 million at June 30, 2003.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale.  The Four-Cs have consistently comprised in excess of 80 percent of total originations and those four product types are originated for portfolio as opposed to sale.  Accordingly, the principal balances of loans sold during the quarters ended June 30, 2004 and 2003 were $3.8 million and $14.1 million, respectively.  This activity generated net gains on sale of $43,000 and $375,000 for the quarters ended June 30, 2004 and 2003, respectively.

Gain on Sale of Securities

We generally follow a "buy and hold" strategy with respect to our securities portfolio.  While the overwhelming majority of our securities portfolio is classified as "available for sale", our securities sales activity has been and is expected to continue to be infrequent.  Gain on sales of securities was $1.4 million for the current quarter compared to $117,000 for the comparable period of prior year. The sales during the current quarter were initiated primarily to reduce our exposure to our investment in the common stock of Friedman, Billings, Ramsey Group, Inc., which has appreciated significantly since we purchased it in 1996. As a result of this price appreciation, prudent risk diversification required that our investment be reduced, although not eliminated, to reduce concentration in any single security.  A portion of this reduction was effected during the quarter ended December 31, 2003 and an additional reduction took place during the current quarter generating a gain of $1.4 million.  At June 30, 2004, we own 210,000 shares of this security with a cost basis and market value of $3.56 and $19.79 per share, respectively.

Non-Interest Expense

Non-interest expense increased $3.1 million to $21.9 million for the three months ended June 30, 2004 as compared to the same period last year.  General and administrative ("G&A") expense increased from $18.8 million or 2.40%, on an annualized basis, of average assets for the three months ended June 30, 2003 to $21.9 million or 2.39%, on an annualized basis, of average assets for the three months ended June 30, 2004.  While our balance sheet, which is increasingly comprised by Four-Cs and core deposits, generates higher levels of net interest income as compared to a balance sheet comprised of residential mortgage loans and CDs, our higher margin business is also more cost intensive, in particular with respect to compensation levels.  Improvement in our efficiency ratio from 52.83% to 51.13% between the quarters ended June 30, 2003 and 2004 indicates that total revenue is increasing at a faster rate than is total G&A expense.

Compensation and benefits expense accounted for $1.7 million of the $3.0 million increase in G&A expense between the quarters ended June 30, 2004 and 2003.  This increase reflects both the number of employees and compensation levels of staff required to support our lending, deposit, and investment advisory operations.  Full time equivalents ("FTE") increased to 642 at June 30, 2004 as compared to 592 at June 30, 2003.  Non-cash charges associated with the Bank's Employee Stock Ownership Plan ("ESOP") also contributed to the increase in compensation and benefits expense.  ESOP expense increased $819,000 between the quarters ended June 30, 2003 and 2004 to $2.4 million.  The allocation of shares under the Bank's ESOP will continue in generally equal installments through March 2005.  The amount charged to expense under the ESOP moves upward or downward with changes in the market price of the Bancorp's common stock.

The increase in marketing and professional services expense from $2.1 million to $2.3 million between the quarters ended June 30, 2004 and 2003 was attributable to the marketing efforts associated with the opening of our Yucaipa branch during May 2004 as well as an increase in expenditures associated with increased marketing efforts directed toward the Hispanic segments of the communities we serve.

Other non-interest expense increased from $3.0 million to $3.8 million between the three months ended June 30, 2003 and 2004. The increase was primarily attributable to $300,000 accrued for interest that we expect will be assessed upon our filing of amended tax returns in connection with the deductions we have taken for ESOP expense in prior years and $138,000 related to a write-down of a CRA investment located in Riverside, California.

Income Taxes

Income taxes and the effective tax rates were $9.5 million and 46.9 percent, respectively, for the three months ended June 30, 2004 compared to $6.8 million and 42.3 percent, respectively, for the comparative period last year.  The increase in our income taxes and effective tax rate as of June 30, 2004 was due to a book versus tax permanent difference associated with our ESOP.  As discussed in our June 9, 2004 press release, we expect our effective tax rate to average approximately 46 percent for the current fiscal year and then to decrease to approximately 42 percent during the first quarter of fiscal 2006 when the current ESOP is completed.

Comparison of Financial Condition at June 30, 2004 and March 31, 2004

Total assets decreased $33.5 million to $3.64 billion at June 30, 2004 from $3.68 billion at March 31, 2004.  This is primarily due to a net decrease in mortgage-backed securities of $34.1 million, partially offset by a net increase in loans and leases receivable of $14.1 million.  During the current quarter our core and total deposits increased $65.8 million to $1.63 billion and $48.9 million to $2.50 billion, respectively, while our CD's decreased $16.9 million to $877.2 million.  At June 30, 2004, core deposits comprised 65 percent of total deposits, up from 64 percent at March 31, 2004.  FHLB advances and other borrowings decreased $80.6 million during the current quarter to $771.0 million as we replaced higher costing FHLB advances with lower costing core deposits.

At June 30, 2004, the allowance for loan and lease losses was $31.0 million or 0.83% of gross loans and leases and 261% of non accrual loans compared to $30.8 million or 0.84% of gross loans and leases and 226% of non accrual loans at March 31, 2004.  The slight decrease in the ratio of the allowance for loan and lease losses to gross loans and leases between March 31 and June 30, 2004 reflects the improvement in the ratio of non-accrual loans to gross loans and leases from 0.37% at March 31, 2004 to 0.32% at June 30, 2004.

The allowance for loan and lease losses is maintained at an amount management considers adequate to cover probable losses on loans and leases receivable. The determination of the adequacy of the allowance for loan and lease losses is influenced to a significant degree by the evaluation of the loan and lease portfolio by our Internal Asset Review ("IAR") function.  The IAR system is designed to identify problem loans and leases and probable losses.  As our loan and lease portfolio has become comprised to a greater degree by the Four-Cs, the IAR function has become increasingly important not only for the timely and accurate identification of probable losses, but also to minimize our exposure to such losses through early intervention.  Among the factors taken into account by the IAR function in identifying probable losses and determining the adequacy of the allowance for loan and lease losses are the nature, level and severity of classified assets, historical loss experience adjusted for current economic conditions, and composition of the loan and lease portfolio by type.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses.  Such agencies may require the Bank to make additional provisions for loan and lease losses based upon information available at the time of the review.  We will continue to monitor and modify our allowance for loan and lease losses as economic conditions, loss experience, changes in asset quality, portfolio composition and as other factors dictate.

The following table sets forth activity in our allowance for loan and leases losses.

	Three months ended

	June 30,

	2004	2003

	(Dollars in thousands)

Beginning balance

	$30,819	$31,121
Provision for loan and leases losses	524	660
Charge-offs	(384)	(2,634)
Recoveries	89	76
Ending balance	$31,048	$29,223

Charge-offs of $384,000 for the three months ended June 30, 2004 include $266,000 related to commercial business loans and $118,000 related to consumer loans.  The charge-offs of $2.6 million for the three months ended June 30, 2003 primarily related to a $2.1 million commercial business loan to a jewelry store chain and $319,000 of participating interests in two commercial aircraft leases that were repurchased by the lead lender.

Total stockholders' equity was $323.1 million at June 30, 2004 compared to $316.4 million at March 31, 2004. The $6.7 million increase in total stockholders' equity was comprised principally of a $7.9 million increase in additional paid-in-capital and a $3.5 million increase in retained earnings, substantially restricted, partially offset by an increase in unrealized losses of $5.5 million on securities available for sale.  The $7.9 million increase in additional paid-in-capital reflects the exercise of 304,166 stock options, along with the associated tax benefit and the amortization of shares under our stock based compensation plans, partially offset by $956,000 representing the original issuance price of the 134,100 shares of the repurchased common stock.  The $3.5 million increase in retained earnings, substantially restricted is comprised of $10.8 million of net earnings for the three months ended June 30, 2004, partially offset by $3.9 million paid in excess of the original issuance price for 134,100 shares of our common stock repurchased during the period and $3.3 million applicable to a quarterly dividend of $0.20 per common share paid on June 25, 2004 to shareholders of record as of June 11, 2004.  Accumulated other comprehensive losses at June 30, 2004 consists of $5.5 million of unrealized loss, net of tax on available-for-sale securities, offset by a $367,000 increase in the tax benefit on the minimum pension liability.  The $461,000 decrease in unearned stock-based compensation reflects the amortization of unearned compensation under our ESOP.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to meet our funding needs on a cost-effective basis.  Our most liquid assets are cash and short-term investments.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

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

The Office of Thrift Supervision has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.  Our internal policy is to maintain cash and readily marketable debt securities with final maturities of one year or less equal to approximately three percent of total deposits, FHLB advances and other borrowings maturing within one year.  At June 30, 2004, our defined liquidity ratio was 3.3% and our average defined liquidity ratio for the current quarter ended June 30, 2004, was 3.3%.  At June 30, 2004, cash and short-term investments totaled $45.3 million.  As an additional component of liquidity management, we seek to maintain sufficient mortgage and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of total assets.  At June 30, 2004, our immediate borrowing capacity from the FHLB was $240.3 million or 6.7 percent of our total assets at our banking subsidiary.

Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits; FHLB advances and other borrowings provide a readily available source of liquidity.  We also have the ability to borrow funds under reverse repurchase agreements collateralized by securities.  Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window.  As of June 30, 2004, our borrowing capacity at the Federal Reserve Bank was approximately $17.0 million.

Our strategy is to manage liquidity by investing excess cash flows in higher yielding interest-earning assets, such as loans, leases and securities, or paying down FHLB advances and other borrowings, depending on market conditions.  Conversely, if the need for funds is not met through deposits and cash flows from loans, leases and securities, we initiate FHLB advances and other borrowings or, if necessary and of economic benefit, sell loans and/or securities.  Only when no other alternatives exist will we constrain loan and lease originations as a means of addressing a liquidity shortfall.  We have not found it necessary to constrain loan and lease originations due to liquidity considerations.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.

Net cash provided by operating activities was $8.8 million for the quarter ended June 30, 2004, compared to net cash used of $11.5 million for the comparable period of the prior year.  The change from net cash used by operating activities in 2003 to net cash provided by operating activities in 2004 was attributable principally to the change in accrued expenses and other liabilities from a $26.4 million decrease for the quarter ended June 30, 2003 to $307,000 decrease for the comparable period of 2004.   The $26.4 million decrease in accrued expenses and other liabilities during the quarter ended June 30, 2003 was attributable to a $35.8 million decrease in securities purchased but not yet settled between March 31 and June 30, 2003.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.  During periods of declining rates, borrowers exhibit an increasing propensity to refinance their indebtedness, which results in an increase in cash flows from loan, lease, and securities paydowns.  Accordingly, we reinvest those cash flows into loan and lease originations, and purchases of loans and securities in order to effectively manage our cash resources.

Net cash provided by investing activities was $13.0 million and $29.0 million for the quarters ended June 30, 2004 and 2003, respectively.  The decrease in cash provided by investing activities was primarily attributable to a $34.2 million decrease in proceeds from sale of securities between the three months ended June 30, 2003 and 2004.  Reflecting the acceleration in cash flows arising from a declining rate environment, principal payments on loans and leases increased $127.5 million from $573.7 million for the quarter ended June 30, 2003 to $701.2 million for the current quarter.  In response to the increase in principal payments on loans and leases, we increased our disbursements for originations and purchases, excluding loans originated for sale by $143.2 million from $589.5 million for the quarter ended June 30, 2003 to $732.7 million for the comparable quarter of 2004.

Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Our net increases in deposits were $48.9 million and $15.8 million for the quarters ended June 30, 2004 and 2003, respectively.  During the quarter ended June 30, 2004, we decreased our use of FHLB advances by a net $80.6 million compared to a net decrease of $42.4 million for the comparable period of 2003.

At June 30, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital of $284.9 million, or 7.89% of adjusted total assets, which is above the required level of $54.2 million, or 1.5%; core capital of $284.9 million, or 7.89% of adjusted total assets, which is above the required level of $144.5 million, or 4.0%; and total risk-based capital of $312.8 million, or 11.23% of risk-weighted assets, which is above the required level of $222.8 million, or 8.0%.

We currently have no material contractual obligations or commitments for capital expenditures. At June 30, 2004, we had outstanding commitments to originate and purchase loans of $112.6 million and $54.6 million, respectively, compared to $105.5 million and $54.8 million, respectively, at June 30, 2003.  We anticipate that we will have sufficient funds available to meet our commitments.  At June 30, 2004, we had $150,000 of outstanding commitments to purchase securities.  Certificate accounts that are scheduled to mature in less than one year from June 30, 2004 totaled $609.6 million.  We expect that we will retain a substantial portion of the funds from maturing certificate accounts at maturity either in certificate or liquid accounts. The continued low interest rate environment during fiscal 2005 has resulted in a reduction in the differential between certificate accounts and more liquid instruments such as money market accounts. Accordingly, a portion of our maturing certificate accounts have been and are expected to continue to be reinvested by customers into more liquid accounts until such time as the rate differential between certificate and liquid accounts increases.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the three months ended June 30, 2004.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d --15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material aspects, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
PFF BANCORP, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings

            Other than ordinary routine litigation incidental to our business, neither we, nor any of our subsidiaries or any of their properties, are the subject of any material pending legal proceeding and, to the best of our knowledge, no such proceedings are contemplated by any governmental authorities.

Item 2.

Changes in Securities and Use of Proceeds.

	Common Stock Repurchased
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Total Shares Remaining Under Repurchase Program (2)
Remaining balance of our authorized share repurchase program at March 31, 2004	-	-	-	511,580
June 1, 2004 through June 30, 2004	134,100	$36.53	134,100	377,480

(1)  During fiscal 2004 and 2003 , we repurchased 302,800 and 25,620 common shares, respectively, under the 840,000 repurchase program adopted by our Board of Directors on March 26, 2003.
(2)  At June 30, 2004, the maximum amount of our common shares that can be repurchased was 377,480 shares.

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

We furnished a report on Form 8-K dated April 12, 2004, announcing under Item 15, that our wholly owned subsidiary, PFF Bank & Trust, plans to open a new full-service branch in Beaumont, California.  A copy of the press release dated April 12, 2004 describing the plans to open the new branch was attached as Exhibit 99.1, under Item 7.

We furnished a report on Form 8-K dated April 19, 2004, announcing our earnings for the fourth quarter and fiscal year ended March 31, 2004, under Item 12.  A copy of the press release dated April 19, 2004, describing fourth quarter and fiscal year ended March 31, 2004 earnings was attached as Exhibit 99.1, under Item 7.

We furnished a report on Form 8-K dated June 10, 2004, announcing that our Audit Committee determined that the effective income tax rate applied to its pre-tax earnings for fiscal 2004 should be revised from 42% to 44%.  A copy of the press release dated June 9, 2004 describing the revision of the effective tax rate was attached as Exhibit 99.1, under Item 7.

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

PFF BANCORP, INC.

DATED: August 9, 2004	BY: /s/ LARRY M. RINEHART
Larry M. Rinehart President, Chief Executive Officer and Director

DATED: August 9, 2004	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer