Form 10-Q
period 2004-09-30
PFF BANCORP INC
filed 2004-11-09
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 16,723,741 shares of common stock, par value $.01 per share, outstanding as of October 29, 2004.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Table of Contents

PART I --FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2004	March 31, 2004

Assets

Cash and cash equivalents	$ 91,095	$ 60,151
Investment securities held-to-maturity (estimated fair value of $6,828 at September 30, 2004, and $5,979 at March 31, 2004)	6,742	5,742
Investment securities available-for-sale, at fair value	62,591	62,957
Mortgage-backed securities available-for-sale, at fair value	269,205	292,888
Loans held-for-sale	270	2,119
Loans and leases receivable, net	3,435,127	3,149,318
Federal Home Loan Bank (FHLB) stock, at cost	47,940	42,500
Accrued interest receivable	15,366	14,752
Assets acquired through foreclosure, net	30	683
Property and equipment, net	28,933	27,430
Prepaid expenses and other assets	27,233	19,154
Total assets	$3,984,532	$3,677,694

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$2,586,683	$2,455,046
FHLB advances and other borrowings	992,220	851,600
Junior subordinated debentures	30,928	-
Accrued expenses and other liabilities	44,284	54,677
Total liabilities	3,654,115	3,361,323
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 17,301,053 and 16,894,697; outstanding 16,702,053 and 16,614,997 at September 30, 2004 and March 31, 2004, respectively	172	168
Additional paid-in capital	155,108	144,585
Retained earnings, substantially restricted	181,393	173,188
Unearned stock-based compensation	(1,210)	(2,121)
Treasury stock (599,000 and 279,700 at September 30, 2004, and March 31, 2004, respectively)	(6)	(3)
Accumulated other comprehensive income (losses)	(5,040)	554
Total stockholders' equity	330,417	316,371
Total liabilities and stockholders' equity	$3,984,532	$3,677,694

See accompanying notes to the unaudited consolidated financial statements.

                                                                                                        1

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans and leases receivable	$ 47,795	$ 40,404	$ 92,336	81,494
Mortgage-backed securities	2,441	2,013	4,989	3,945
Collateralized mortgage obligations	-	(33)	-	(327)
Investment securities and deposits	1,204	1,032	2,238	2,108
Total interest income	51,440	43,416	99,563	87,220
Interest expense:
Deposits	9,352	9,195	17,991	19,486
Borrowings	4,496	2,794	8,062	6,259
Total interest expense	13,848	11,989	26,053	25,745
Net interest income	37,592	31,427	73,510	61,475
Provision for loan and lease losses	1,140	1,645	1,664	2,305
Net interest income after provision for loan and lease losses	36,452	29,782	71,846	59,170
Non-interest income:
Deposit and related fees	3,096	2,852	5,971	5,683
Loan and servicing fees	1,340	1,794	2,954	3,387
Trust and investment fees	737	606	1,492	1,163
Gain on sale of loans, net	81	267	124	642
Gain on sale of securities, net	3,330	-	4,769	117
Other non-interest income	341	67	471	201
Total non-interest income	8,925	5,586	15,781	11,193
Non-interest expense:
General and administrative:
Compensation and benefits	12,503	10,708	24,914	21,381
Occupancy and equipment	3,488	3,070	6,827	6,129
Marketing and professional services	2,316	2,057	4,631	4,145
Other non-interest expense	3,049	2,894	6,855	5,909
Total general and administrative	21,356	18,729	43,227	37,564
Foreclosed asset operations, net	(42)	2	34	1
Total non-interest expense	21,314	18,731	43,261	37,565
Earnings before income taxes	24,063	16,637	44,366	32,798
Income taxes	10,859	7,036	20,387	13,865
Net earnings	$ 13,204	$ 9,601	$ 23,979	$ 18,933

Basic earnings per share	$ 0.81	$ 0.60	$ 1.47	$ 1.19
Weighted average shares outstanding for basic earnings per share calculation	16,366,903	15,932,455	16,337,866	15,877,504
Diluted earnings per share	$ 0.78	$ 0.58	$ 1.42	$ 1.14
Weighted average shares outstanding for diluted earnings per share calculation	16,894,536	16,687,074	16,867,598	16,593,289
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003

Net earnings	$ 13,204	$ 9,601	$ 23,979	$ 18,933

Other comprehensive earnings (losses), net of income taxes of $(4,297) and $1,972 at September, 2004 and 2003, respectively:
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	147	1,291	324	3,490
Collateralized mortgage obligations available-for- sale, at fair value	-	20	-	213
Mortgage-backed securities available-for-sale, at fair value	1,526	(837)	(1,755)	(933)
Reclassification of realized losses included in earnings	(2,078)	-	(4,503)	(104)
Interest rate swap at fair value	(27)	-	(27)	-
	(432)	474	(5,961)	2,666
Tax benefit on minimum pension liability	-	-	367	-
Other comprehensive earnings (losses)	(432)	474	(5,594)	2,666
Comprehensive earnings	$ 12,772	$ 10,075	$ 18,385	$ 21,599

See accompanying notes to the unaudited consolidated financial statements.

                                                                                                          3

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total

Balance at March 31, 2004	16,614,997	$ 168	$ 144,585	$ 173,188	$ (2,121)	$ (3)	$ 554	$ 316,371

Net earnings	-	-	-	23,979	-	-	-	23,979
Purchases of treasury stock	(319,300)	-	(2,277)	(9,183)	-	(3)	-	(11,463)
Amortization under Employee Stock Ownership Plan	-	-	3,754	-	911	-	-	4,665
Stock options exercised	406,356	4	4,166	-	-	-	-	4,170
Dividend ($0.20 per share paid for June and September 2004)	-	-	-	(6,591)	-	-	-	(6,591)
Change in unrealized losses on securities available-for-sale, net	-	-	-	-	-	-	(5,934)	(5,934)
Change in unrealized losses on interest rate swap, net	-	-	-	-	-	-	(27)	(27)
Tax benefit from stock options/minimum pension liability	-	-	4,880	-	-	-	367	5,247
Balance at September 30, 2004	16,702,053	$ 172	$ 155,108	$ 181,393	$ (1,210)	$ (6)	$ (5,040)	$ 330,417

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net earnings	$ 23,979	$ 18,933
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion, on loans, leases and securities	847	1,475
Amortization of deferred loan origination costs, net	338	802
Loan and lease fees collected	53	684
Dividends on FHLB stock	(891)	(603)
Provisions for losses on:
Loans and leases	1,664	2,305
Real estate	77	-
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(4,899)	(597)
Depreciation and amortization of property and equipment	1,681	1,465
Loans originated for sale	(15,384)	(23,248)
Proceeds from sale of loans held-for-sale	17,320	26,476
Amortization of unearned stock-based compensation	4,665	3,536
Decrease in accrued expenses and other liabilities	(874)	(25,264)
(Increase) decrease in:
Accrued interest receivable	(614)	851
Prepaid expenses and other assets	(988)	(466)
Net cash provided by operating activities	26,974	6,349

Cash flows from investing activities:
Loans and leases originated for investment	(1,236,389)	(1,124,024)
Increase (decrease) in construction loans in process	(9,809)	89,844
Purchases of loans held-for-investment	(240,710)	(272,063)
Principal payments on loans and leases	1,197,086	1,261,246
Principal payments on mortgage-backed securities available-for-sale	49,963	50,117
Principal payments on collateralized mortgage obligations available-for-sale	-	15,199
Principal payments on investment securities available-for-sale	56	-
Purchases of investment securities available-for-sale	(9,960)	(511)
Purchases of investment securities held-to-maturity	(1,005)	-
Purchases of FHLB stock	(5,376)	-
Redemption of FHLB stock	827	1,368
		(Continued)

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2004	2003
Purchases of mortgage-backed securities available-for-sale	(30,147)	(85,212)
Proceeds from maturities of investment securities available-for-sale	-	70
Proceeds from sale of investment securities available-for-sale	3,926	36,030
Proceeds from sale of property and equipment	619	-
Purchases of property and equipment	(3,184)	(1,374)
Net cash used in investing activities	(284,103)	(29,310)
Cash flows from financing activities:
Proceeds from long-term FHLB advances and other borrowings	352,220	190,000
Repayment of long-term FHLB advances and other borrowings	(349,000)	(161,000)
Net change in short-term FHLB advances and other borrowings	137,400	(7,385)
Net change in deposits	131,637	31,049
Proceeds from issuance of Junior subordinated debentures, net	29,700	-
Proceeds from exercise of stock options	4,170	1,311
Cash dividends	(6,591)	(3,708)
Purchases of treasury stock	(11,463)	(560)
Net cash provided by financing activities	288,073	49,707
Net increase in cash and cash equivalents	30,944	26,746
Cash and cash equivalents, beginning of period	60,151	50,323
Cash and cash equivalents, end of period	$ 91,095	$ 77,069

Supplemental information:
Interest paid, including interest credited	$ 26,158	$ 26,443
Income taxes paid	$ 21,906	$ 9,250
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$ -	$ 634

                                                               See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of PFF Bancorp, Inc. and its wholly-owned subsidiaries PFF Bank & Trust, Glencrest Investment Advisors, Inc. and Diversified Builder Services, Inc. ("Bancorp", "we", "us" and "our").  Our business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, the "Bank").  Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. Glencrest Investment Advisors, Inc. includes the accounts of Glencrest Insurance Services, Inc. The Bancorp owns 100% of the common stock of an unconsolidated special purpose business trust "PFF Bancorp Capital Trust I" created for the purpose of issuing capital securities. All material intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2005.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, for the year ended March 31, 2004, included in our Form 10-K for the year ended March 31, 2004.

(2)  New Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize the impairment loss in earnings.  The EITF also requires several additional disclosures for cost-method investments.  The disclosure guidance contained in this EITF is effective for annual reporting periods beginning after June 15, 2004.  In September 2004, FASB Staff Position, FSP EITF Issue 03-1-a delayed the effective date for the measurement and recognition guidance contained in EITF Issue 03-1.

The financial impact of this EITF is not expected to have a material impact on our consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

(3)  Stock-Based Compensation Plans

We apply APB 25 in accounting for our stock options and, accordingly, under the intrinsic value method no compensation cost has been recognized for these stock options in our consolidated financial statements only because the exercise price is equal to fair value at the date of grant.  Had we determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS 123, our results of operations would have been adjusted to the pro forma amounts for the periods indicated below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
(Dollars in thousands, except per share data)
Net earnings:
As reported	$ 13,204	$ 9,601	$ 23,979	$ 18,933
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,157	1,137	4,341	2,041
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,214)	(1,556)	(4,462)	(2,866)
Pro forma net earnings	$ 13,147	$ 9,182	$ 23,858	$ 18,108
Earnings per share
Basic - as reported	$ 0.81	$ 0.60	$ 1.47	$ 1.19
Basic - pro forma	$ 0.80	$ 0.58	$ 1.46	$ 1.14

Diluted - as reported	$ 0.78	$ 0.58	$ 1.42	$ 1.14
Diluted - pro forma	$ 0.78	$ 0.55	$ 1.41	$ 1.09

PFF BANCORP, INC AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

(4)  Earnings per share

We calculate our basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings Per Share" ("EPS").  Basic earnings per share is calculated by dividing net earnings available to common shares by the average common shares outstanding during the period.  Diluted earnings per share includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based compensation plans.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,
	2004 (a)			2003 (b)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 13,204			$ 9,601

Basic EPS

Earnings available to common stockholders	13,204	16,366,903	$ 0.81	9,601	15,932,455	$ 0.60

Effect of Dilutive Securities

Options and stock awards		527,633			754,619
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 13,204	16,894,536	$ 0.78	$ 9,601	16,687,074	$ 0.58

(a)  Options to purchase 12,279 shares of common stock at a weighted average price of $37.75 per share were outstanding during the three-month period ended September 30, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares.  The options, which expire between November 25, 2013 and  January 18, 2014, were outstanding at September 30, 2004.

(b) The exercise price of all options was less than the average market price of the common shares outstanding during the three-month period ended September 30, 2003.  As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the six months ended September 30, 2004 and 2003.

	For the Six Months Ended September 30,
	2004 (a)			2003 (b)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$ 23,979			$ 18,933

Basic EPS

Earnings available to common stockholders	23,979	16,337,866	$ 1.47	18,933	15,877,504	$ 1.19

Effect of Dilutive Securities

Options and stock awards		529,732			715,785
Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 23,979	16,867,598	$ 1.42	$ 18,933	16,593,289	$ 1.14

(a)  Options to purchase 12,279 shares of common stock at a weighted average price of $37.75 per share were outstanding during the six-month period ended September 30, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares.  The options, which expire between November 25, 2013 and January 18, 2014, were outstanding at September 30, 2004.

(b)  The exercise price of all options was less than the average market price of the common shares outstanding during the six-month period ended September 30, 2003.  As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

(5)  Junior Subordinated Debentures

On September 30, 2004, we issued $30.0 million of floating rate trust preferred securities ("Capital Securities") through a newly formed unconsolidated special purpose trust, PFF Bancorp Capital Trust I (the "Trust").  The Capital Securities mature November 23, 2034, bear interest at three month LIBOR plus 2.20 percent and pay interest quarterly on February 23, May 23, August 23 and November 23 of each year. We have fully and unconditionally guaranteed the capital securities along with the obligation of the Trust under its trust agreement.  We formed and capitalized the Trust through the issuance of $928,000 of our floating rate junior subordinated debentures.  The Trust was formed for the exclusive purpose of issuing the Capital Securities and using the proceeds from that issuance to acquire an additional $30.0 million of our floating rate junior subordinated debentures.  The floating rate junior subordinated debentures have terms identical to those of the Capital Securities.  We used the proceeds for general corporate purposes, including $15.0 million in capital contributions to the Bank, to support continued growth in construction, commercial real estate, commercial business and consumer loans (the "Four C's").  The distributions paid on the junior subordinated debentures are reflected as interest expense in the consolidated statements of earnings.

(6)  Derivative Hedging Activities

On September 30, 2004, we entered into an interest rate swap agreement with a financial institution in the notional amount of $30.0 million for a period of five years.  The interest rate swap was transacted for the purpose of hedging the cash outflows from the junior subordinated debentures described in Note (5) above against increasing interest rates and accordingly is designated as a cash flow hedge.  The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent until November 23, 2009.  We recognize all derivatives on the balance sheet at fair value based on dealer quotes.  At September 30, 2004, the interest rate swap contract had a fair value loss of $47,000. Changes in the fair value of cash flow hedges are recognized in other comprehensive income.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended September 30, 2004 and 2003.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 24,020	$ 100	1.65%	$ 48,018	$ 94	0.78%
Investment securities, net	65,969	523	3.15	72,061	672	3.70
Mortgage-backed securities, net	266,204	2,441	3.67	219,782	2,013	3.66
Collateralized mortgage obligations, net	-	-	-	328	(33)	(40.24)
Loans and leases receivable, net	3,307,935	47,795	5.76	2,689,077	40,404	5.99
FHLB stock	43,826	581	5.26	26,128	266	4.04
Total interest-earning assets	3,707,954	51,440	5.53	3,055,394	43,416	5.67
Non-interest-earning assets	87,545			104,945
Total assets	$3,795,499			$3,160,339

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 171,805	127	0.29	$ 151,484	116	0.30
Money market accounts	689,894	2,520	1.45	508,324	1,668	1.30
NOW and other demand deposit accounts	779,118	1,047	0.53	812,089	1,657	0.81
Certificate accounts	895,373	5,658	2.51	878,717	5,754	2.60
Total	2,536,190	9,352	1.46	2,350,614	9,195	1.55
FHLB advances and other borrowings	895,529	4,496	1.99	451,069	2,794	2.46
Total interest-bearing liabilities	3,431,719	13,848	1.60	2,801,683	11,989	1.70
Non-interest-bearing liabilities	36,915			65,938
Total liabilities	3,468,634			2,867,621
Stockholders' Equity	326,865			292,718
Total liabilities and stockholders' equity	$3,795,499			$3,160,339
Net interest income		$ 37,592			$ 31,427
Net interest spread			3.93			3.97
Effective interest spread			4.06			4.11
Ratio of interest-earning assets to interest-bearing liabilities	108.05%			109.06%

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the six months ended September 30, 2004 and 2003.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Six Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 25,679	$ 179	1.39%	$ 43,128	$166	0.77%
Investment securities, net	66,229	1,073	3.23	74,305	1,423	3.82
Mortgage-backed securities, net	269,409	4,989	3.70	217,671	3,945	3.62
Collateralized mortgage obligations, net	-	-	-	5,064	(327)	(12.91)
Loans and leases receivable, net	3,210,845	92,336	5.75	2,689,383	81,494	6.05
FHLB stock	43,256	986	4.55	26,440	519	3.92
Total interest-earning assets	3,615,418	99,563	5.50	3,055,991	87,220	5.70
Non-interest-earning assets	120,932			93,441
Total assets	$3,736,350			$3,149,432

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Passbook accounts	$ 169,579	250	0.29	$ 149,137	286	0.38
Money market savings accounts	655,019	4,629	1.41	493,946	3,428	1.38
NOW and other demand deposit accounts	778,662	2,146	0.55	808,858	3,551	0.88
Certificate accounts	889,077	10,966	2.46	894,075	12,221	2.73
Total	2,492,337	17,991	1.44	2,346,016	19,486	1.66
FHLB advances and other borrowings	855,240	8,062	1.88	458,902	6,259	2.72
Total interest-bearing liabilities	3,347,577	26,053	1.55	2,804,918	25,745	1.83
Non-interest-bearing liabilities	64,276			57,096
Total liabilities	3,411,853			2,862,014
Stockholders' equity	324,497			287,418
Total liabilities and stockholders' equity	$3,736,350			$3,149,432

Net interest income		$ 73,510			$ 61,475

Net interest spread			3.95			3.87
Net interest margin			4.07			4.02
Ratio of interest-earning assets to interest-bearing liabilities	108.00%			108.95%

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

	Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003				Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$ (47)	106	(53)	6	$ (67)	134	(54)	13
Investment securities, net	(57)	(101)	9	(149)	(155)	(219)	24	(350)
Mortgage-backed securities, net	425	4	(1)	428	936	91	17	1,044
Collateralized mortgage obligations, net	33	33	(33)	33	327	327	(327)	327
Loans receivable, net	9,267	(1,531)	(345)	7,391	15,774	(4,089)	(843)	10,842
FHLB stock	180	80	55	315	330	83	54	467
Total interest-earning assets	9,801	(1,409)	(368)	8,024	17,145	(3,673)	(1,129)	12,343

Interest-bearing liabilities:
Savings accounts	15	(3)	(1)	11	39	(64)	(11)	(36)
Money market accounts	595	191	66	852	1,114	73	14	1,201
NOW and other demand deposit accounts	(67)	(567)	24	(610)	(133)	(1,340)	68	(1,405)
Certificate accounts	109	(206)	1	(96)	(68)	(1,210)	23	(1,255)
FHLB advances and other borrowings	2,756	(532)	(522)	1,702	5,405	(1,932)	(1,670)	1,803
Total interest-bearing liabilities	3,408	(1,117)	(432)	1,859	6,357	(4,473)	(1,576)	308
Change in net interest income	$ 6,393	(292)	64	6,165	$ 10,788	800	447	12,035

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

  Allowance for loan and lease losses.  For further information, see "Comparison of Financial Condition at September 30, 2004 and March 31, 2004" in this report and "Item 1 - Lending Activities - Allowance for Loan and Lease Losses" in our March 31, 2004 Annual Report on Form 10-K.

  Mortgage Servicing Rights.  For further information, see "Item 1 - Lending Activities - Loan Servicing" and "Note 10 to the Consolidated Financial Statements" in our March 31, 2004 Annual Report on Form 10-K.

  Pension Accounting.  For further information, see "Note 14 to the Consolidated Financial Statements" in our March 31, 2004 Annual Report on Form 10-K.

  Other-Than-Temporary-Impairment.  For further information, see "Item 1 - Investment Activities" in our March 31, 2004 Annual Report on Form 10-K and "Note 2-New Accounting Pronouncements" under the Notes to Unaudited Consolidated Financial Statements in the Form 10-Q.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

Overview

The following discussion compares the results of operations for the three months ended September 30, 2004, with the corresponding period of 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $13.2 million or $0.78 per diluted share for the three months ended September 30, 2004 compared to net earnings of $9.6 million or $0.58 per diluted share for the comparable period of 2003.  Excluding gain on sales of securities, net of tax, net earnings for the three months ended September 30, 2004 were $11.3 million or $0.67 per diluted share.

The increase in our net earnings between the quarters ended September 30, 2003 and 2004 reflected the following:

  A $3.3 million increase in gain on sale of securities.
  A $6.2 million increase in net interest income arising primarily from an increase in growth in average interest-earning assets.
  A $505,000 decrease in provision for loan and lease losses attributable to an improvement in the level of asset quality.
  The above favorable items were partially offset by 1) a $2.6 million increase in general administrative expense attributable principally to a $1.8 million increase in compensation and benefits and 2) a 2.8 percentage point temporary increase in our effective income tax rate.

Our focus is on maintaining the asset growth in our portfolio of higher yield construction, commercial real estate, commercial business and consumer loans (the "Four Cs").  The aggregate disbursed balance of the Four-Cs increased $117.4 million during the current quarter to $1.63 billion or 47 percent of loans and leases receivable, net, compared to $1.51 billion or 48 percent at June 30, 2004.  One year ago the Four-Cs were $1.29 billion or 47 percent of loans and leases receivable, net.  Our Four-C originations were $465.1 million or 79 percent of total originations for the current quarter compared to $526.6 million or 82 percent of total originations for the comparable period of the prior year.

On the liability side of our balance sheet, we continued to focus our deposit gathering activities on our lower cost deposits, which are comprised of passbook, money market, NOW and other demand accounts ("core deposits").  Core deposits increased $61.2 million during the current quarter to $1.69 billion or 65 percent of total deposits while certificates of deposits ("CDs") increased $21.6 million.  This pattern of activity is generally consistent with the same quarter of the prior year, in which core deposits increased $53.0 million while CDs decreased $37.7 million.  The significant funding cost advantage to core deposits over CDs continues to play a significant role in our increasing net interest spread and profitability.

The average balance of Federal Home Loan Bank ("FHLB") advances and other borrowings increased to $895.5 million for the three months ended September 30, 2004 from $451.1 million for the comparable period of 2003.  While deposits continue to be our preferred vehicle for funding asset growth, the pricing of FHLB advances and other borrowings, at times, provides a more cost effective means of funding incremental asset growth than would increasing deposit pricing to levels that would exceed prevailing market rates.

Non-accrual loans were $14.3 million or 0.36 percent of gross loans and leases at September 30, 2004 compared to $11.9 million or 0.32 percent of gross loans and leases at June 30, 2004, and $22.5 million or 0.69 percent of gross loans and leases at September 30, 2003.

During the current quarter, we repurchased 185,200 shares of our common stock at a weighted average price of $35.44 per share.  At September 30, 2004, 192,280 shares remain under an 840,000-shares repurchase authorization adopted by our Board of Directors on March 26, 2003.

At September 30, 2004, our consolidated capital to assets ratio was 8.29%.  The Bank's core and risk-based capital ratios were 7.92% and 11.41%, respectively, compared to 5.00% and 10.00%, respectively, needed to be considered "Well Capitalized."  On September 30, 2004, we issued $30.0 million of Capital Securities through the Trust.  We used $15.0 million of the proceeds as a capital contribution to the Bank to support continued growth in the Four Cs -See "Note 5 - Junior Subordinated Debentures".

Net Interest Income

Net interest income is the difference between interest and dividends earned on loans and leases, mortgage-backed securities and other interest-earning investments ("interest-earnings assets") and the interest paid on deposits and borrowings ("interest-bearing liabilities"). The spread between the yield on interest-earnings assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principle items affecting net interest income.

Our net interest income totaled $37.6 million for the current quarter, up 20 percent or $6.2 million from $31.4 million for the quarter ended September 30, 2003.  The increase in net interest income was attributable to a $652.6 million or 21 percent increase in average interest-earning assets from the comparable period of the prior year.  Net interest spread decreased to 3.93% for the current quarter from 3.97% for the quarter ended September 30, 2003.  Reflecting the lower interest rate environment and the continued high level of loan and lease portfolio turnover, the average yield on loans and leases receivable, net decreased 23 basis points to 5.76% for the quarter ended September 30, 2004.  Loan and lease principal repayments totaled $495.9 million for the quarter ended September 30, 2004.  Expressed as an annualized percentage of average loans and lease receivable, net, this represented 60 percent of the portfolio.  This annualized rate of repayments compares favorably with 102 percent for the comparable period of 2003.  Premium amortization, net of discount accretion on the loan and lease portfolio for the quarter ended September 30, 2004 was $552,000 compared to $1.6 million for the comparable period of 2003.  These levels reduced average yield on interest-earning assets for the quarters ended September 30, 2004 and 2003 by 8 basis points and 22 basis points, respectively.

The average cost of interest-bearing liabilities decreased 10 basis points to 1.60% between the three months ended September 30, 2003 and 2004.  This reflects a 9 basis point decrease in the average cost of total deposits between the two periods.  The average cost of core deposits decreased to 0.89% for the quarter ended September 30, 2004, from 0.93% for the comparable period last year.  Additionally, the average cost of FHLB advances and other borrowings decreased to 1.99% for the quarter ended September 30, 2004 from 2.46% for the comparable period last year.

Provision for Loan and Lease Losses

We recorded a $1.1 million provision for loan and lease losses for the current quarter compared to a provision of $1.6 million for the comparable period of 2003.  At September 30, 2004, the allowance for loan

                                                                             17

and lease losses was $31.9 million or 0.80% of gross loans and leases and 223% of non-accrual loans compared to $30.8 million or 0.84% of gross loans and leases and 226% of non-accrual loans at March 31, 2004.  We will continue to monitor and modify the allowance for loan and lease losses based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Our total non-interest income was $8.9 million and $5.6 million for the quarters ended September 30, 2004 and 2003, respectively.  The increase was primarily attributable to the $3.3 million gain on sales of securities noted earlier.

Deposit and Related Fees

Deposit and related fees totaled $3.1 million for the current quarter, up $244,000 from the comparable quarter in 2003.  This increase reflects the continued growth in our core deposits and related transaction fee income.

Loan and Servicing Fees

Loan and servicing fees totaled $1.3 million for the quarter ended September 30, 2004, down $454,000 from the comparable quarter in 2003.  The decrease reflects the significant slowdown in the loan repayments noted earlier in our discussion of net interest income.  Loan and servicing fees income is shown net of amortization of our mortgage servicing rights ("MSR") asset of $6,900 and $30,000 for the quarters ended September 30, 2004 and 2003, respectively.  At September 30, 2004, our MSR asset was $344,000.

Trust and Investment Fees

Trust and investment fees rose $131,000 or 22 percent between the quarters ended September 30, 2003 and 2004 to $737,000.  This reflects an increase in market value of trust assets under custody or management to $301.9 million at September 30, 2004 from $257.2 million at September 30, 2003.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale.    Accordingly, the principal balances of loans sold during the quarters ended September 30, 2004 and 2003 were $13.5 million and $11.9 million, respectively.  This activity generated net gain on sales of $81,000 and $267,000 for the quarters ended September 30, 2004 and 2003, respectively.

Gain on Sale of Securities

We generally follow a "buy and hold" strategy with respect to our portfolio of mortgage-backed and other investment securities (collectively "securities").  While the overwhelming majority of our securities portfolio is classified as "available for sale", our securities sales activity has been and is expected to continue to be infrequent.  Securities with a cost basis aggregating $2.9 million were sold during the current quarter generating gain on sales of $3.3 million.  There were no sales of securities during the comparable period of prior year.

Non-Interest Expense

Non-interest expense increased $2.6 million to $21.3 million for the quarter ended September 30, 2004 as compared to the same period last year.  General and administrative ("G&A") expense increased to $21.4 million for the quarter ended September 30, 2004 from $18.7 million for the comparable period of the prior year.  The ratio of G&A expense to average assets decreased to 2.25%, on an annualized basis for the three months ended September 30, 2004 as compared to 2.37% for the same period last year.  While our balance sheet, which is increasingly comprised by Four-Cs and core deposits, generates higher levels of net interest income as compared to a balance sheet comprised of residential mortgage loans and CDs; our higher margin business is also more cost intensive, in particular with respect to compensation levels. Compensation and benefits expense accounted for $1.8 million of the $2.6 million increase in G&A expense between the quarters ended September 30, 2004 and 2003.  This increase reflects both the number of employees and compensation levels of staff required to support our lending, deposit, and investment advisory operations.  Full time equivalents ("FTE") increased to 663 at September 30, 2004 as compared to 615 at September 30, 2003.  Excluding gains on sale of securities, our efficiency ratio was 49.45% for the quarter ended September 30, 2004 compared to 50.60% for the comparable period of the prior year indicating total revenue growth is outpacing growth in G&A expense.

Income Taxes

Income taxes and the effective tax rates were $10.9 million and 45.1 percent, respectively, for the three months ended September 30, 2004 compared to $7.0 million and 42.3 percent, respectively, for the comparable period last year.  The increase in our income taxes and effective tax rate as of September 30, 2004 was due to a book versus tax permanent difference associated with our ESOP.  We expect our effective tax rate to average approximately 45 to 46 percent for the current fiscal year and then to decrease to approximately 42 percent during the first quarter of fiscal 2006 when the current ESOP is completed.

Comparison of Operating Results for the Six Months Ended September 30, 2004 and 2003

Overview

The following discussion compares the results of operations for the six months ended September 30, 2004, with the corresponding period of 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $24.0 million or $1.42 per diluted share for the six months ended September 30, 2004 compared to net earnings of $18.9 million or $1.14 per diluted share for the comparable period of 2003.  Excluding gain on sales of securities, net earnings for the six months ended September 30, 2004 were $21.2 million or $1.26 per diluted share compared to $18.9 million or $1.14 per diluted share for the comparable period of 2003.

Net Interest Income

Our net interest income totaled $73.5 million for the six months ended September 30, 2004, up 20 percent or $12.0 million from $61.5 million for the comparable period of 2003 due principally to a $559.4 million or 18 percent increase in average interest-earning assets.  Net interest spread increased to 3.95% for the six months ended September 30, 2004 from 3.87% for the comparable period of 2003.  The increase in net interest spread reflects our success in transitioning our balance sheet to a higher margin business model by focusing on the Four-Cs and core deposits.

The average yield on interest-earning assets decreased 20 basis points between the six months ended September 30, 2003 and 2004.  Premium amortization, net of discount accretion on the loan and lease portfolio for the six months ended September 30, 2004 was $2.0 million compared to $2.8 million for the comparable period of 2003.  These levels reduced average yield on interest-earning assets for the quarters ended September 30, 2004 and 2003 by 10 basis points and 19 basis points, respectively.  The average yield on loans and leases receivable, net decreased 30 basis point to 5.75% for the six months ended September 30, 2004 due to the high level of loan and lease portfolio turnover.

The average cost of interest-bearing liabilities decreased 28 basis points to 1.55% between the six months ended September 30, 2003 and 2004.  The average cost of total deposits decreased 22 basis points and average cost of FHLB advances and other borrowings decreased 84 basis points.  The average cost of core deposits decreased to 0.87% for the six months ended September 30, 2004, from 1.00% for the comparable period last year and the proportion of average total deposits comprised by core deposits increased to 64% for the six months ended September 30, 2004 from 62% for the comparable period of 2003.

Provision for Loan and Lease Losses

We recorded a $1.7 million provision for loan and lease losses for the six months ended September 30, 2004 compared to a provision of $2.3 million for the comparable period of 2003.  We will continue to monitor and modify the allowance for loan and lease losses based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Our total non-interest income was $15.8 million and $11.2 million for the six months ended September 30, 2004 and 2003, respectively.  The increase was attributable to a $4.7 million increase in gain on sale of securities between the six months ended September 30, 2003 and 2004.

Deposit and Related Fees

Deposit and related fees totaled $6.0 million for the six months ended September 30, 2004, up $288,000 from the comparable period in 2003 reflecting the continued growth in our core deposits and related transaction fee income.

Loan and Servicing Fees

Loan and servicing fees decreased $433,000 to $3.0 million for the six month ended September 30, 2004.  Loan and servicing fees income is shown net of amortization of our MSR asset of $14,000 and $61,000 for the six months ended September 30, 2004 and 2003, respectively.

Trust and Investment Fees

Trust and investment fees rose $329,000 or 28 percent between the six months ended September 30, 2003 and 2004 to $1.5 million.  This reflects an increase in market value of trust assets under custody or management.

Gain on Sale of Loans

The net gain on sale of loans decreased to $124,000 for the six months ended September 30, 2004 on loan principal sold of $17.2 million compared to a net gain on sale of $642,000 on loan principal sold of $25.9 million for the same period last year.

Gain on Sale of Securities

Securities with a cost basis aggregating $3.2 million were sold during the six months ended September 30, 2004 generating gain on sales of securities of $4.8 million compared to securities sales of $36.0 million at a gain of $117,000 for the comparable period of the prior year.

Non-Interest Expense

Non-interest expense increased $5.7 million to $43.3 million for the six months ended September 30, 2004 as compared to the same period last year.  G&A expense increased to $43.2 million for the six months ended September 30, 2004 from $37.6 million for the comparable period of the prior year.  Compensation and benefits expense accounted for $3.5 million of the $5.7 million increase in G&A expense between the six months ended September 30, 2004 and 2003.  This increase reflects both the number of employees and compensation levels of staff required to support our lending, deposit, and investment advisory operations.  G&A expense to average assets decreased to 2.31%, on an annualized basis, for the six months ended September 30, 2004 from 2.39%, on an annualized basis, for the same period last year.  Excluding the gain on sale of securities, our efficiency ratios were 51.14% and 51.78% for the six months ended September 30, 2004 and 2003, respectively.

Income Taxes

Income taxes and the effective tax rates were $20.4 million and 46.0 percent, respectively, for the six months ended September 30, 2004 compared to $13.9 million and 42.3 percent, respectively, for the comparative period last year.

Comparison of Financial Condition at September 30, 2004 and March 31, 2004

Total assets increased $306.8 million to $3.98 billion at September 30, 2004 from $3.68 billion at March 31, 2004.  This is primarily due to a $285.8 million increase in loans and leases receivable, net.  The asset growth was funded primarily through a $131.6 million increase in deposits and a  $140.6 million increase in FHLB advances and other borrowings.

At September 30, 2004, the allowance for loan and lease losses was $31.9 million or 0.80% of gross loans and leases and 223% of non accrual loans compared to $30.8 million or 0.84% of gross loans and leases and 226% of non accrual loans at March 31, 2004.  The slight decrease in the ratio of the allowance for loan and lease losses to gross loans and leases between March 31 and September 30, 2004 reflects an improvement in the historical loss experience factors which are used as one of the determinants in arriving at the adequacy of the allowance for loan and lease losses.  That improvement is reflected in the table shown below.

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

The following table sets forth activity in our allowance for loan and leases losses.

	Three months ended September 30,		Six months ended September 30,

	2004	2003	2004	2003

	(Dollars in thousands)

Beginning balance

	$31,048	$29,223	$30,819	$31,121
Provision for loan losses	1,140	1,645	1,664	2,305
Charge-offs	(340)	(469)	(724)	(3,103)
Recoveries	39	22	128	98
Ending balance	$31,887	$30,421	$31,887	$30,421

Charge-offs of $724,000 for the six months ended September 30, 2004 includes $480,000 related to commercial business loans and $244,000 related to consumer loans.  The charge-offs of $3.1 million for the six months ended September 30, 2003 included $2.1 million related to a commercial business loan to a jewelry store chain and $319,000 related to participating interests in two commercial aircraft leases that were repurchased by the lead lender.

Total liabilities increased $292.8 million to $3.65 billion at September 30, 2004 from $3.36 billion at March 31, 2004 primarily due to net increases of $140.6 million in FHLB advances and other borrowings and $131.6 million increase in deposits. The increase in deposits was primarily due to an increase in core deposits of $127.0 million to $1.69 billion during the six months ended September 30, 2004.  FHLB advances and other borrowings were used to fund the differential between the $306.8 million increase (17 percent annualized growth rate) in total assets and the $131.6 million increase (11 percent annualized growth rate) in deposits.

Total stockholders' equity was $330.4 million at September 30, 2004 compared to $316.4 million at March 31, 2004. The $14.0 million increase in total stockholders' equity was comprised principally of a $10.5 million increase in additional paid-in-capital and an $8.2 million increase in retained earnings, substantially restricted, partially offset by an increase in accumulated other comprehensive losses of $5.6 million.  The $10.5 million increase in additional paid-in-capital reflects the exercise of 406,356 stock options, along with the associated tax benefit and the amortization of shares under our stock based compensation plans, partially offset by $2.3 million representing the original issuance price of 319,300 shares of our common stock repurchased during the six months ended September 30, 2004.  The $8.2 million increase in retained earnings, substantially restricted is comprised of $24.0 million of net earnings for the six months ended September 30, 2004, partially offset by: (1) $9.2 million paid in excess of the original issuance price for

                                                                                    22

 319,300 shares of our common stock repurchased during the period; and (2) $6.6 million applicable to the quarterly dividends of $0.20 per common share paid on June 25 and September 23, 2004 to shareholders of record as of June 11, and September 10, 2004.  Accumulated other comprehensive losses at September 30, 2004 primarily consists of $5.9 million of unrealized loss, net of tax on available-for-sale securities, partially offset by a $367,000 increase in the tax benefit on the minimum pension liability and the $27,000 unrealized loss, net of tax, on the interest rate swap.  The $911,000 decrease in unearned stock-based compensation reflects the amortization of unearned compensation under our ESOP.

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

The Office of Thrift Supervision has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.  Our internal policy is to maintain cash and readily marketable debt securities with final maturities of one year or less equal to approximately three percent of total deposits, FHLB advances and other borrowings maturing within one year. In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity.  At September 30, 2004, our defined liquidity ratio was 5.06% and our average defined liquidity ratio for the current quarter ended September 30, 2004, was 3.43%.  At September 30, 2004, cash and short-term investments totaled $91.1 million.  As an additional component of liquidity management, we seek to maintain sufficient mortgage and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of total assets.  At September 30, 2004, our immediate borrowing capacity from the FHLB was $239.6 million or 6.1 percent of our total assets at our banking subsidiary.

Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits; FHLB advances and other borrowings provide a readily available source of liquidity.  We also have the ability to borrow funds under reverse repurchase agreements collateralized by securities.  Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window.  As of September 30, 2004, our borrowing capacity at the Federal Reserve Bank was approximately $16.4 million.

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

Net cash provided by operating activities was $27.0 million for the six months ended September 30, 2004, compared to $6.3 million for the comparable period of the prior year.  The increase in net cash provided by operating activities is primarily due to a $7.9 million decrease in the volume of loans originated for sale from $23.2 million for the six months ended September 30, 2003 to $15.4 million for the comparable period of 2004, and to a decrease in the change in accrued expenses and other liabilities from a $25.3 million reduction during the six months ended September 30, 2003 to a $874,000 reduction during the comparable period of 2004.  The $25.3 million decrease in accrued expenses and other liabilities in 2003 was attributable to a $35.8 million decrease in securities purchased but not yet settled between March 31 and June 30, 2003.

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

Net cash used in investing activities was $284.1 million for the six months ended September 30, 2004 compared to net cash used of $29.3 million for the comparable period of the prior year.  The increase in cash used in investing activities was primarily attributable to a $32.1 million decrease in proceeds from sale of securities between the six months ended September 30, 2003 and 2004.  Reflecting a deceleration in cash flows arising from the change from a declining rate environment during 2003 to a flat to rising rate environment during 2004, principal payments on loans and leases decreased $64.2 million from $1.26 billion for the six months ended September 30, 2003 to $1.20 billion for the six months ended September 30, 2003 and 2004.  The robust economic conditions in the markets in which we operate, particularly with respect to housing construction and sales resulted in an increase in disbursements for loans and leases originated for investment of $112.4 million to $1.24 billion for the six months ended September 30, 2004.  Reflecting additional disbursements of funds applicable to construction loans originated in prior periods, construction loans in process decreased $9.8 million during the six months ended September 30, 2004, compared to a net increase of $89.8 million for the comparable period of 2003.

Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Our net increases in deposits were $131.6 million and $31.0 million for the six months ended September 30, 2004 and 2003, respectively.  During the six months ended September 30, 2004, we increased our use of FHLB advances by a net $140.6 million compared to a net increase of $21.6 million for the comparable period of 2003.

At September 30, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital of  $311.4 million, or 7.92% of adjusted total assets, which is above the required level of $59.0 million, or 1.5%; core capital of $311.4 million, or 7.92% of adjusted total assets, which is above the required level of $157.2 million, or 4.0%; and total risk-based capital of $340.0 million, or 11.41% of risk-weighted assets, which is above the required level of $238.4 million, or 8.0%.

We currently have no material contractual obligations or commitments for capital expenditures. At September 30, 2004, we had outstanding commitments to originate and purchase loans of $174.1 million and none, respectively, compared to $135.7 million and $103.3 million, respectively, at September 30, 2003.  We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2004 totaled $599.3 million.  We expect that we will retain a substantial portion of the funds from maturing CDs at maturity either in certificate or liquid accounts. The continued low interest rate environment through fiscal 2004 resulted in a reduction in the differential between CDs and more liquid instruments such as money market accounts. Accordingly, a portion of our maturing CDs were reinvested by customers into more liquid accounts until such time as the rate differential between CDs and liquid accounts increased.  Recent increases in interest rates have reduced or eliminated this rate differential.  However, until such time as rates on CDs increase further relative to rates on more liquid accounts, we expect the shift between CDs and liquid accounts to continue, albeit at a reduced level relative to past activity.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the six months ended September 30, 2004.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

	Common Stock Repurchased
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Total Shares Remaining Under Repurchase Program (2)
Remaining balance of our authorized share repurchase program at June 30, 2004	-	-	-	377,480
July 1, 2004 through July 31, 2004	70,500	$35.23	70,500	306,980
August 1, 2004 through August 31, 2004	114,700	$35.57	114,700	192,280
September 1, 2004 through September 30, 2004	-	-	-	192,280

(1)  During fiscal 2004, 2003 and the first quarter of fiscal 2005, we repurchased 302,800, 25,620 and 134,100 of our common shares, respectively, totaling 462,520 common shares under the 840,000 repurchase program adopted by our Board of Directors on March 26, 2003.

(2)  At September 30, 2004, the maximum amount of our common shares that can be repurchased was 192,280 shares.

Item 3.	Defaults Upon Senior Securities
None

Item 4.    Submission of Matters to a Vote of Security Holders.

              The Company held its annual meeting on September 14, 2004.  The proposals submitted to shareholders and the tabulation of votes for each proposal were as follows:

1.) Election of directors of the Company for three year terms.

Nominees	Number of Votes for	Number of Votes Withheld
Donald R. DesCombes	14,538,787	481,354
Larry M. Rinehart	14,355,581	664,560

The directors whose terms continued and the years their terms expire are as follows:
Continuing Directors	Year Term Expires
Curtis W. Morris	2005
Robert W. Burwell	2005
Stephan C. Morgan	2006
Jil H. Stark	2006
Royce A. Stutzman	2006

2.) Ratification of KPMG LLP as the Company's independent auditors.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
14,660,148	188,455	171,538

3.) Adoption of the PFF Bancorp, Inc. 2004 Equity Incentive Plan.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
12,507,911	1,133,578	1,378,652

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

PFF BANCORP, INC. AND SUBSIDIARIES SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: November 9, 2004	BY: /s/ LARRY M. RINEHART
Larry M. Rinehart President, Chief Executive Officer and Director

DATED: November 9, 2004	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer