Form 10-Q
period 2004-12-31
PFF BANCORP INC
filed 2005-02-09
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10‑Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).Yes X No .

The registrant had 16,844,903 shares of common stock, par value $.01 per share, outstanding as of January 31, 2005.

PFF BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
Table of Contents

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	December 31, 2004	March 31, 2004

Assets

Cash and cash equivalents	$ 45,690	$ 60,151
Investment securities held-to-maturity (estimated fair value of $6,759 at
December 31, 2004, and $5,979 at March 31, 2004)	6,739	5,742
Investment securities available-for-sale, at fair value	62,498	62,957
Mortgage-backed securities available-for-sale, at fair value	250,943	292,888
Loans held-for-sale	1,685	2,119
Loans and leases receivable, net	3,388,962	3,149,318
Federal Home Loan Bank (FHLB) stock, at cost	48,351	42,500
Accrued interest receivable	15,565	14,752
Assets acquired through foreclosure, net	-	683
Property and equipment, net	29,762	27,430
Prepaid expenses and other assets	22,941	19,154
Total assets	$3,873,136	$3,677,694

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$2,704,621	$2,455,046
FHLB advances and other borrowings	756,250	851,600
Junior subordinated debentures	30,928	-
Accrued expenses and other liabilities	34,550	54,677

Total liabilities	3,526,349	3,361,323
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 16,978,565 and 16,894,697; outstanding 16,978,565 and 16,614,997 at December 31, 2004 and March 31, 2004, respectively	168	168
Additional paid-in capital	164,440	144,585
Retained earnings, substantially restricted	187,646	173,188
Unearned stock-based compensation	(752)	(2,121)
Treasury stock (none and 279,700 at December 31, 2004, and March 31, 2004, respectively)	-	(3)
Accumulated other comprehensive income (losses)	(4,715)	554
Total stockholders' equity	346,787	316,371
Total liabilities and stockholders' equity	$3,873,136	$3,677,694

See accompanying notes to the unaudited consolidated financial statements.

                                                                                      1

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
Interest income:
Loans and leases receivable	$ 51,118	$ 41,632	$ 143,454	123,126
Mortgage-backed securities	2,460	2,476	7,449	6,421
Collateralized mortgage obligations	-	-	-	(327)
Investment securities and deposits	1,105	1,009	3,343	3,117
Total interest income	54,683	45,117	154,246	132,337
Interest expense:
Deposits	10,673	8,717	28,664	28,203
Borrowings	5,297	2,861	13,359	9,120
Total interest expense	15,970	11,578	42,023	37,323
Net interest income	38,713	33,539	112,223	95,014
Provision for loan and lease losses	1,030	120	2,694	2,425
Net interest income after provision for loan and lease losses	37,683	33,419	109,529	92,589
Non-interest income:
Deposit and related fees	2,921	2,820	8,892	8,503
Loan and servicing fees	1,831	1,779	4,785	5,166
Trust and investment fees	704	597	2,261	1,760
Gain on sale of loans, net	136	58	260	700
Gain on sale of securities, net	2	1,524	4,771	1,641
Other non-interest income	139	357	548	558
Total non-interest income	5,733	7,135	21,517	18,328
Non-interest expense:
General and administrative:
Compensation and benefits	14,118	12,657	39,032	34,038
Occupancy and equipment	3,917	3,380	10,744	9,509
Marketing and professional services	2,827	2,003	7,458	6,148
Other non-interest expense	3,657	3,020	10,515	8,929
Total general and administrative	24,519	21,060	67,749	58,624
Foreclosed asset operations, net	30	302	64	303
Total non-interest expense	24,549	21,362	67,813	58,927
Earnings before income taxes	18,867	19,192	63,233	51,990
Income taxes	9,292	8,106	29,679	21,971
Net earnings	$ 9,575	$ 11,086	$ 33,554	$ 30,019

Basic earnings per share	$ 0.58	$ 0.69	$ 2.05	$ 1.88
Weighted average shares outstanding for basic earnings per share calculation	16,520,509	16,146,432	16,400,934	15,967,434
Diluted earnings per share	$ 0.56	$ 0.66	$ 1.99	$ 1.81
Weighted average shares outstanding for diluted earnings per share calculation	16,965,769	16,864,143	16,829,554	16,615,556
See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003

Net earnings	$ 9,575	$ 11,086	$ 33,554	$ 30,019

Other comprehensive earnings (losses), net of income taxes of $(4,134) and $2,434 at December, 2004 and 2003, respectively:
Unrealized gains (losses) on securities available-for-sale:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	(57)	3,712	267	4,139
Collateralized mortgage obligations available-for- sale, at fair value	-	-	-	213
Mortgage-backed securities available-for-sale, at fair value	283	(827)	(1,472)	(1,760)
Reclassification of realized gains (losses) included in earnings	-	(2,139)	(4,503)	820
Interest rate swap at fair value	99	-	72	-
	325	746	(5,636)	3,412
Tax benefit on minimum pension liability	-	-	367	-
Other comprehensive earnings (losses)	325	746	(5,269)	3,412
Comprehensive earnings	$ 9,900	$ 11,832	$ 28,285	$ 33,431

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total

Balance at March 31, 2004	16,614,997	$ 168	$ 144,585	$ 173,188	$ (2,121)	$ (3)	$ 554	$316,371

Net earnings	-	-	-	33,554	-	-	-	33,554
Purchases of treasury stock	(319,300)	-	(2,277)	(9,183)	-	(3)	-	(11,463)
Amortization under Employee Stock Ownership Plan	-	-	6,066	-	1,369	-	-	7,435
Stock options exercised	682,868	6	8,501	-	-	-	-	8,507
Treasury stock retirement	-	(6)	-	-	-	6	-	-
Dividend ($0.20 per share paid for June, September and December 2004)	-	-	-	(9,913)	-	-	-	(9,913)
Change in unrealized losses on securities available-for-sale, net	-	-	-	-	-	-	(5,708)	(5,708)
Change in unrealized losses on interest rate swap, net	-	-	-	-	-	-	72	72
Tax benefit from stock options/minimum pension liability	-	-	7,565	-	-	-	367	7,932
Balance at December 31, 2004	16,978,565	$ 168	$ 164,440	$ 187,646	$ (752)	$ -	$ (4,715)	$346,787

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2004	2003

Cash flows from operating activities:
Net earnings	$ 33,554	$ 30,019
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion, on loans, leases and securities	1,140	1,817
Amortization of deferred loan origination costs, net	665	485
Loan and lease fees collected	59	801
Dividends on FHLB stock	(1,301)	(878)
Provisions for losses on:
Loans and leases	2,694	2,425
Real estate	107	191
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(5,084)	(2,249)
Depreciation and amortization of property and equipment	2,543	2,287
Loans originated for sale	(25,531)	(36,533)
Proceeds from sale of loans held-for-sale	26,146	38,748
Amortization of deferred issuance cost on junior subordinated debt	15	-
Amortization of unearned stock-based compensation	7,435	6,019
Decrease in accrued expenses and other liabilities	(7,989)	(22,641)
(Increase) decrease in:
Accrued interest receivable	(813)	447
Prepaid expenses and other assets	(761)	(2,085)
Net cash provided by operating activities	32,879	18,853

Cash flows from investing activities:
Loans and leases originated for investment	(1,893,723)	(1,599,219)
Increase in construction loans in process	31,736	58,624
Purchases of loans held-for-investment	(240,865)	(615,567)
Principal payments on loans and leases	1,857,827	1,869,744
Principal payments on mortgage-backed securities available-for-sale	68,419	70,109
Principal payments on collateralized mortgage obligations available-for-sale	-	15,199
Principal payments on investment securities available-for- sale	56	-
Purchases of investment securities available-for-sale	(9,960)	(35,514)
Purchases of investment securities held-to-maturity	(1,005)	-
Purchases of FHLB stock	(5,377)	(10,130)
Redemption of FHLB stock	827	1,368
		(Continued)

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2004	2003

Purchases of mortgage-backed securities available-for-sale	(30,147)	(144,943)
Proceeds from maturities of investment securities available-for-sale	-	70
Proceeds from sale of investment securities available-for-sale	7,983	76,273
Proceeds from sale of property and equipment	736	840
Purchases of property and equipment	(4,903)	(5,506)
Net cash used in investing activities	(218,396)	(318,652)

Cash flows from financing activities:
Proceeds from long-term FHLB advances and other borrowings	331,250	450,000
Repayment of long-term FHLB advances and other borrowings	(394,000)	(223,000)
Net change in short-term FHLB advances and other borrowings	(32,600)	9,615
Net change in deposits	249,575	52,972
Proceeds from issuance of Junior subordinated debentures, net	29,700	-
Proceeds from exercise of stock options	8,507	4,550
Cash dividends	(9,913)	(6,310)
Purchases of treasury stock	(11,463)	(560)
Net cash provided by financing activities	171,056	287,267
Net decrease in cash and cash equivalents	(14,461)	(12,532)
Cash and cash equivalents, beginning of period	60,151	50,323
Cash and cash equivalents, end of period	$ 45,690	$ 37,791

Supplemental information:
Interest paid, including interest credited	$ 41,844	$ 38,004
Income taxes paid	$ 33,707	$ 15,250
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$ -	$ 1,699

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

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included.  We have made certain reclassifications to the prior year's consolidated financial statements to conform to the current presentation.

The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2005.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, for the year ended March 31, 2004, included in our Form 10-K for the year ended March 31, 2004.

(2) New Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize the impairment loss in earnings.  The EITF also requires several additional disclosures for cost-method investments.  The disclosure guidance contained in this EITF is effective for annual reporting periods beginning after June 15, 2004.  In September 2004, FASB Staff Position, FSP EITF Issue 03-1-a delayed the effective date for the measurement and recognition guidance contained in EITF Issue 03-1.

The financial impact of this EITF is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for periods beginning after June 15, 2005, which means it will be effective for us beginning with our second quarter of fiscal year 2006.

Our management is currently evaluating the impact of FAS No. 123R on our consolidated financial statements.  At December 31, 2004, the number of granted but unvested options to purchase the Company's stock totaled 24,512.  Therefore, we believe that the impact of FAS No. 123R on our consolidated financial statements will be limited primarily to future grants of options, plans for which have not yet been determined.  See also the following Note (3) - "Stock Based Compensation Plans."

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
(Dollars in thousands, except per share data)
Net earnings:
As reported	$ 9,575	$ 11,086	$ 33,554	$ 30,019
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,544	2,272	6,885	5,455
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,579)	(2,403)	(7,041)	(6,415)
Pro forma net earnings	$ 9,540	$ 10,955	$ 33,398	$ 29,059
Earnings per share
Basic - as reported	$ 0.58	$ 0.69	$ 2.05	$ 1.88
Basic - pro forma	$ 0.58	$ 0.68	$ 2.04	$ 1.82

Diluted - as reported	$ 0.56	$ 0.66	$ 1.99	$ 1.81
Diluted - pro forma	$ 0.56	$ 0.65	$ 1.98	$ 1.75

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

  (4) Earnings per share

We calculate our basic and diluted earnings per share ("EPS") in accordance with SFAS No. 128 "Earnings Per Share".  Basic EPS is calculated by dividing net earnings available to common shares by the average common shares outstanding during the period.  Diluted EPS includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based compensation plans.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2004 and 2003.

	For the Three Months Ended December 31,
	2004 (a)			2003 (b)

	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount

	(Dollars in thousands, except per share data)

Net Earnings	$ 9,575			$ 11,086

Basic EPS
Earnings available to common stockholders	9,575	16,520,509	$ 0.58	11,086	16,146,432	$ 0.69

Effect of Dilutive Securities
Options and stock awards		445,260			717,711

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 9,575	16,965,769	$ 0.56	$ 11,086	16,864,143	$ 0.66

(a) The exercise price of all options was less than the average market price of the common shares outstanding during the three-month period ended December 31, 2004.  As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.

(b) Options to purchase 10,000 shares of common stock at a weighted average price of $37.43 per share were outstanding during the three month period ended December 31, 2003, but were not included in the computation of diluted EPS because the option's exercise prices were greater than the average market price of the common shares.  The options, which expire on November 25, 2013, were outstanding at December 31, 2003.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the nine months ended December 31, 2004 and 2003.

	For the Nine Months Ended December 31,
	2004 (a)			2003 (b)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount

	(Dollars in thousands, except per share data)

Net Earnings	$ 33,554			$ 30,019

Basic EPS
Earnings available to common stockholders	33,554	16,400,934	$ 2.05	30,019	15,967,434	$ 1.88

Effect of Dilutive Securities
Options and stock awards		428,620			648,122

Diluted EPS
Earnings available to common stockholders and assumed conversions	$ 33,554	16,829,554	$ 1.99	$ 30,019	16,615,556	$ 1.81

(a)   Options to purchase 2,279 shares of common stock at a price of $39.16 per share were outstanding during the nine- month period ended December 31, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.  The options, which expire January 28, 2014, were outstanding at December 31, 2004.

(b)  Options to purchase 10,000 shares of common stock at a weighted average price of $37.43 per share were outstanding during the nine month period ended December 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.  The options, which expire on November 25, 2013, were outstanding at December 31, 2003.

  PFF BANCORP, INC. AND SUBSIDIARIES
  Notes to Unaudited Consolidated Financial Statements
  (Continued)

(5)        Subsequent event - Declaration of three-for-two stock split, paid in the form of a stock dividend.

On January 26, 2005, our Board of Directors declared a three-for-two stock split which will be paid in the form of stock dividend on March 3, 2005 to shareholders of record as of February 15, 2005.  As of January 31, 2005, we had 16,844,903 shares of common stock outstanding.

The following table presents the pre-split and post-split computations of weighted average shares outstanding and earnings per share calculations both as reported herein, pre-split, and as adjusted, giving effect to the three-for-two stock split paid in the form of a stock dividend:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)

Net earnings:	$9,575	$11,086	$33,554	$30,019

As reported
Basic earnings per share:	$0.58	$0.69	$2.05	$1.88
Weighted average shares outstanding for
basic earnings per share calculation	16,520,509	16,146,432	16,400,934	15,967,434

Diluted earnings per share:	$0.56	$0.66	$1.99	$1.81
Weighted average shares outstanding for
diluted earnings per share calculation	16,965,769	16,864,143	16,829,554	16,615,556

Adjusted for the effect of three-for-two stock
split paid in the form of a stock dividend
Basic earnings per share:	$0.39	$0.46	$1.36	$1.25
Weighted average shares outstanding for
basic earnings per share calculation	24,780,764	24,219,648	24,601,401	23,951,151

Diluted earnings per share:	$0.38	$0.44	$1.33	$1.20
Weighted average shares outstanding for
diluted earnings per share calculation	25,448,654	25,296,215	25,244,331	24,923,334

(6) Subsequent events - Addition to stock buyback program, increase and declaration in quarterly cash dividend

On January 26, 2005, our Board of Directors announced: (1) the addition of 800,000 shares to the 192,280 shares (on a pre-split basis) remaining under the current stock repurchase program in effect at December 31, 2004; and (2) a 12.5 percent increase in our quarterly cash dividend to $0.225, ($0.15 on a post-split basis) to be paid March 24, 2005 to shareholders of record March 11, 2005.  See Note 5 - "Subsequent event -Declaration of three-for-two stock split, paid in the form of a stock dividend."

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended December 31, 2004 and 2003.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended December 31,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 35,107	$ 171	1.93%	$ 47,922	$ 108	0.89%
Investment securities, net	68,036	568	3.31	75,241	587	3.10
Mortgage-backed securities, net	258,611	2,460	3.80	253,130	2,476	3.91
Loans and leases receivable, net	3,437,473	51,118	5.93	2,794,174	41,632	5.94
FHLB stock	48,081	366	3.02	28,589	314	4.36
Total interest-earning assets	3,847,308	54,683	5.67	3,199,056	45,117	5.63
Non-interest-earning assets	100,771			167,052
Total assets	$3,948,079			$3,366,108

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 170,110	129	0.30	$ 154,077	120	0.31
Money market accounts	819,318	3,562	1.72	556,461	1,835	1.31
NOW and other demand deposit accounts	767,854	855	0.44	814,239	1,437	0.70
Certificate accounts	907,521	6,127	2.68	847,166	5,325	2.49
Total	2,664,803	10,673	1.59	2,371,943	8,717	1.46
FHLB advances and other borrowings	871,267	4,821	2.20	557,600	2,861	2.04
Junior subordinated debentures	30,940	476	6.10	-	-	0.00
Total interest-bearing liabilities	3,567,010	15,970	1.78	2,929,543	11,578	1.57
Non-interest-bearing liabilities	42,904			128,891
Total liabilities	3,609,914			3,058,434
Stockholders' equity	338,165			307,674
Total liabilities and stockholders' equity	$3,948,079			$3,366,108
Net interest income		$ 38,713			$ 33,539
Net interest spread			3.89			4.06
Net interest margin			4.02			4.19
Ratio of interest-earning assets to interest-bearing liabilities	107.86%			109.20%

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the nine months ended December 31, 2004 and 2003.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Nine Months Ended December 31,
	2004			2003

	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 28,830	$ 350	1.61%	$ 44,726	$ 274	0.81%
Investment securities, net	67,160	1,641	3.24	74,628	2,010	3.57
Mortgage-backed securities, net	265,809	7,449	3.74	229,491	6,421	3.73
Collateralized mortgage obligations, net	-	-	-	3,370	(327)	(12.94)
Loans and leases receivable, net	3,286,628	143,454	5.81	2,720,864	123,126	6.02
FHLB stock	44,865	1,352	4.00	27,156	833	4.07
Total interest-earning assets	3,693,292	154,246	5.56	3,100,235	132,337	5.68
Non-interest-earning assets	106,441			121,422
Total assets	$3,799,733			$3,221,657

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Passbook accounts	$ 169,756	379	0.30	$ 150,790	406	0.36
Money market savings accounts	709,985	8,191	1.53	514,860	5,263	1.36
NOW and other demand deposit accounts	775,046	3,001	0.51	810,658	4,988	0.82
Certificate accounts	895,247	17,093	2.53	878,382	17,546	2.65
Total	2,550,034	28,664	1.49	2,354,690	28,203	1.59
FHLB advances and other borrowings	860,489	12,878	1.99	491,801	9,120	2.46
Junior subordinated debentures	10,463	481	6.10	-	-	0.00
Total interest-bearing liabilities	3,420,986	42,023	1.63	2,846,491	37,323	1.74

Non-interest-bearing liabilities	49,375			80,996
Total liabilities	3,470,361			2,927,487
Stockholders' equity	329,372			294,170
Total liabilities and stockholders' equity	$3,799,733			$3,221,657

Net interest income		$ 112,223			$ 95,014

Net interest spread			3.93			3.94
Net interest margin			4.05			4.09
Ratio of interest-earning assets to interest-bearing liabilities	107.96%			108.91%

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

	Three Months Ended December 31, 2004				Nine Months Ended December 31, 2004
	Compared to				Compared to
	Three Months Ended December 31, 2003				Nine Months Ended December 31, 2003
	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)

Interest-earning assets:
Interest-earning deposits and
short-term investments	$ (29)	126	(34)	63	$ (97)	270	(97)	76
Investment securities, net	(55)	40	(4)	(19)	(201)	(184)	16	(369)
Mortgage-backed securities, net	53	(66)	(3)	(16)	1,016	11	1	1,028
Collateralized mortgage obligations, net	-	-	-	-	327	327	(327)	327
Loans receivable, net	9,553	(70)	3	9,486	25,544	(4,283)	(933)	20,328
FHLB stock	214	(97)	(65)	52	543	(14)	(10)	519
Total interest-earning assets	9,736	(67)	(103)	9,566	27,132	(3,873)	(1,350)	21,909

Interest-bearing liabilities:
Savings accounts	13	(4)	-	9	51	(72)	(6)	(27)
Money market accounts	868	582	277	1,727	1,999	664	265	2,928
NOW and other demand deposit accounts	(82)	(530)	30	(582)	(220)	(1,869)	102	(1,987)
Certificate accounts	379	403	20	802	337	(767)	(23)	(453)
FHLB advances and other borrowings	1,613	218	129	1,960	6,833	(1,755)	(1,320)	3,758
Junior subordinated debentures	476	-	-	476	481	-	-	481
Total interest-bearing liabilities	3,267	669	456	4,392	9,481	(3,799)	(982)	4,700
Change in net interest income	$ 6,469	(736)	(559)	5,174	$ 17,651	(74)	(368)	17,209

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

  Allowance for loan and lease losses.  For further information, see "Comparison of Financial Condition at December 31, 2004 and March 31, 2004" in this report and "Item 1 - Lending Activities - Allowance for Loan and Lease Losses" in our March 31, 2004 Annual Report on Form 10-K.

  Mortgage Servicing Rights.  For further information, see "Item 1 - Lending Activities - Loan Servicing" and "Note 10 to the Consolidated Financial Statements" in our March 31, 2004 Annual Report on Form 10-K.

  Pension Accounting.  For further information, see "Note 14 to the Consolidated Financial Statements" in our March 31, 2004 Annual Report on Form 10-K.

  Other-Than-Temporary-Impairment.  For further information, see "Item 1 - Investment Activities" in our March 31, 2004 Annual Report on Form 10-K and "Note 2-New Accounting Pronouncements" under the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

Overview

The following discussion compares the results of operations for the three months ended December 31, 2004, with the corresponding period of 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $9.6 million or $0.56 per diluted share for the three months ended December 31, 2004 compared to net earnings of $11.1 million or $0.66 per diluted share for the comparable period of 2003.  Earnings before income taxes increased 7 percent to $18.9 million for the current quarter, compared to $17.7 million, excluding a $1.5 million gain on sales of securities, net, for the comparable period of the prior year.

Our effective tax rate was 49.3 percent for the current quarter compared to 42.2 percent for the comparable period of the prior year, due principally to the non-deductibility of a significant portion of our Employee Stock Ownership Plan ("ESOP") expense. As our stock price rises, the nondeductible portion of our ESOP expense increases our effective tax rate.

The increase in our earnings before income taxes between the quarters ended December 31, 2003 and 2004 reflected the following items with respect to our core community banking business:

  Net interest income rose $1.1 million to $38.7 million for the current quarter, a sequential quarter increase of 3 percent (12 percent annualized). Compared to the quarter ended December 31, 2003, net interest income for the current quarter was up $5.2 million or 15 percent.
  Total deposits increased $117.9 million during the current quarter (an annualized rate of 18 percent) and are up $325.5 million or 14 percent from one year ago.

Lower cost passbook, money market, NOW and other demand accounts ("core deposits") increased $93.1 million during the current quarter (an annualized rate of 22 percent) and are up $237.4 million or 15 percent from one year ago.  $81.1 million or 34 percent of the growth in core deposits over the past year was in non-interest bearing demand deposits, which totaled $300.2 million or 11 percent of total deposits at December 31, 2004.

  Construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") increased $32.8 million during the current quarter (an annualized rate of 8 percent) and are up $363.2 million or 28 percent from one year ago.

Our asset focus is on our Four-Cs portfolio.  At December 31, 2004, the aggregate disbursed balance of the Four-Cs was $1.66 billion or 49 percent of loans and leases receivable, net, compared to $1.63 billion or 47 percent at September 30, 2004.  One year ago the Four-Cs were $1.30 billion or 44 percent of loans and leases receivable, net.  Our Four-C originations were $582.1 million or 87 percent of total originations for the current quarter compared to $413.0 million or 85 percent of total originations for the comparable period of the prior year.

On the liability side of our balance sheet, we are continuing to focus our deposit gathering activities on core deposits. At December 31, 2004, core deposits totaled $1.78 billion or 66 percent of total deposits, compared to $1.69 billion or 65 percent of total deposits at September 30, 2004 and $1.54 billion or 65 percent of total deposits one year ago.  The funding cost advantage to core deposits over CDs and Federal Home Loan Bank ("FHLB") advances and other borrowings continues to play a significant role in our strong net interest spread and profitability.

While deposits continue to be our preferred and primary funding vehicle, the pricing of FHLB advances and other borrowings, at times, provides a more cost effective means of funding incremental asset growth than would increasing deposit pricing to levels that would exceed prevailing market rates.  However on a sequential quarter basis, in response

                                                                                 16

to the pressure on our funding costs and net interest spread exerted by the overall increase in market interest rates, we have reduced our utilization of such borrowings from $992.2 million or 27 percent of total liabilities at September 30, 2004 to $756.3 million or 21 percent of total liabilities at December 31, 2004.  FHLB advances and other borrowings were $722.0 million or 23 percent of total liabilities at December 31, 2003.  The average balance of junior subordinated debentures of $30.9 million for the three months ended December 31, 2004, reflects the issuance of these securities on September 30, 2004.

Asset quality remains strong with non-accrual loans down to $13.1 million or 0.33 percent of gross loans and leases at December 31, 2004 compared to $14.3 million or 0.36 percent of gross loans and leases at September 30, 2004, and $12.7 million or 0.37 percent of gross loans and leases at December 31, 2003.

We did not repurchase shares of our common stock during the current quarter.  For the nine months ended December 31, 2004 we repurchased 319,300 shares at a weighted average price of $35.90 per share.  At December 31, 2004, 192,280 shares remain under an 840,000-share repurchase authorization adopted by our Board of Directors on March 26, 2003.  Subsequent to December 31, 2004, on January 26, 2004, our Board of Directors announced the approval of a three-for-two stock split in the form of a dividend and has authorized the addition of 800,000 shares (on a pre-split basis) to the 192,280 shares remaining under the current stock repurchase program.

At December 31, 2004, our consolidated capital to assets ratio was 8.95%.  The Bank's core and risk-based capital ratios were 8.52% and 11.93%, respectively, compared to 5.00% and 10.00%, respectively, needed to be considered "Well Capitalized."

Net Interest Income

Net interest income is the difference between interest and dividends earned on loans and leases, mortgage-backed and other investment securities (collectively, "securities") and other interest-earning investments ("interest-earnings assets") and the interest paid on deposits and borrowings ("interest-bearing liabilities"). The spread between the yield on interest-earnings assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principle items affecting net interest income.

Our net interest income totaled $38.7 million for the current quarter, up 15 percent or $5.2 million from $33.5 million for the quarter ended December 31, 2003.  This increase primarily was attributable to a $648.3 million or 20 percent increase in average interest-earning assets from the comparable period of the prior year.  Net interest spread decreased to 3.89% for the current quarter from 4.06% for the quarter ended December 31, 2003.

Reflecting the higher interest rate environment discussed above and the continued high level of loan and lease portfolio turnover, the average yield on loans and leases receivable, net decreased 1 basis points to 5.93% for the quarter ended December 31, 2004.  Loan and lease principal repayments totaled $660.7 million for the quarter ended December 31, 2004.  Expressed as an annualized percentage of average loans and lease receivable, net, this represented 77 percent of the portfolio.  This annualized rate of repayments compares favorably with 87 percent for the comparable period of 2003.  Premium amortization, net of discount accretion on the loan and lease portfolio for the quarter ended December 31, 2004 was $342,000 compared to $1.0 million for the comparable period of 2003.  These levels reduced average yield on interest-earning assets for the quarters ended December 31, 2004 and 2003 by 5 basis points and 14 basis points, respectively.

Our average cost of interest-bearing liabilities increased 21 basis points to 1.78% between the three months ended December 31, 2003 and 2004.  The overall increase in cost of interest-bearing liabilities is primarily reflective of the recent increases in overall market interest rates prompted by the monetary policy of the United States Federal Reserve.

Provision for Loan and Lease Losses

We recorded a $1.0 million provision for loan and lease losses for the current quarter compared to a provision of $120,000 for the comparable period of 2003.  The current period provision for loan and lease losses was attributable primarily to an increase in the outstanding balances of our construction and commercial business loan portfolios.  At December 31, 2004, the allowance for loan and lease losses was $32.7 million or 0.83% of gross loans and leases and 249% of non-accrual loans compared to $30.8 million or 0.84% of gross loans and leases and 226% of non-accrual loans at March 31, 2004.  We will continue to monitor and modify the allowance for loan and lease losses based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Our total non-interest income was $5.7 million and $7.1 million for the quarters ended December 31, 2004 and 2003, respectively.  The decrease was primarily attributable to the $1.5 million gain on sales of securities reflected in the comparable period last year.

Deposit and Related Fees

Deposit and related fees totaled $2.9 million for the current quarter, up $101,000 from the comparable quarter in 2003. This increase reflects the continued growth in our core deposits and related transaction fee income.

Loan and Servicing Fees

Loan and servicing fees were relatively flat at $1.8 million for the quarter ended December 31, 2004 and 2003.  Loan and servicing fees income is shown net of amortization of our mortgage servicing rights ("MSR") asset of $8,300 and $17,000 for the quarters ended December 31, 2004 and 2003, respectively.  At December 31, 2004, our MSR asset was $367,000.

Trust and Investment Fees

Trust and investment fees rose $107,000 or 18 percent between the quarters ended December 31, 2003 and 2004 to $704,000.  This reflects an increase in market value of trust and investment assets under custody or management to $415.8 million at December 31, 2004 from $335.2 million at December 31, 2003.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. Accordingly, the principal balances of loans sold during the quarters ended December 31, 2004 and 2003 were only $8.7 million and $12.2 million, respectively.  This activity generated net gains on sales of $136,000 and $58,000 for the quarters ended December 31, 2004 and 2003, respectively.

Gain on Sale of Securities

We generally follow a "buy and hold" strategy with respect to our securities portfolio.  While the overwhelming majority of our securities portfolio is classified as "available for sale", our securities sales activity has been and is expected to continue to be infrequent.  Securities with a cost basis aggregating $38.7 million were sold during the quarter ended December 31, 2003 generating gain on sales of $1.5 million.  The $2,000 gain on sale of securities for the three months ended December 31, 2004 reflects the final accounting for a sale during the previous quarter.

Non-Interest Expense

Non-interest expense increased $3.2 million to $24.5 million for the quarter ended December 31, 2004, as compared to the same period last year.  General and administrative ("G&A") expense increased $3.5 million or 16 percent between

                                                                               18

the quarters ended December 31, 2004 and 2003 to $24.5 million.    The increase in G&A was attributable principally to (1) a $1.5 million increase in compensation and benefits; (2) non-recurring professional fees of $308,000 for process and profit improvement consultation as well as promotional expenses incurred in connection with the opening of our Beaumont branch; and (3) $375,000 of other non-interest expense relating to a charge-off of a Community Reinvestment Act investment that had been carried in other assets.  Compensation and benefits includes ESOP and Supplemental Executive Retirement Plan ("SERP") expense (both of which are a function of the change in the price of our common stock) of $3.6 million for the current quarter compared to $3.3 million for the comparable period of 2003.

The increase in compensation and benefits also reflects both the number of employees and compensation levels of staff required to support our lending, deposit, and investment advisory operations.  Full time equivalents ("FTE") increased to 692 at December 31, 2004 as compared to 626 at December 31, 2003.  The ratio of G&A expense to average assets was relatively stable at 2.48%, on an annualized basis for the three months ended December 31, 2004 as compared to 2.50% for the same period last year.  Excluding gains on sales of securities, our efficiency ratio was 55.17% for the quarter ended December 31, 2004 compared to 53.79% for the comparable period of the prior year.

Income Taxes

Income taxes and the effective tax rates were $9.3 million and 49.3 percent, respectively, for the current quarter compared to $8.1 million and 42.2 percent, respectively, for the comparable period last year.  The increase in our income taxes and effective tax rate for the current quarter was due to a book versus tax permanent difference associated with our ESOP. Because of the impact of the strong price appreciation of our common stock on the non-deductible portion of our ESOP expense, we expect our effective tax rate for the three and twelve months ended March 31, 2005 to be approximately 47 percent and then to decrease to approximately 43 percent for the fiscal year ending March 31, 2006.

The anticipated reduction in our effective tax rate will accompany and result from an expected decrease in ESOP expense beginning April 1, 2005.  For the quarter ended December 31, 2004, ESOP expense of $2.8 million was based on 64,133 shares being amortized.  From April 1 through December 31, 2005, ESOP expense will be based on a quarterly amortization of approximately 17,105 shares.  All shares under the current ESOP will be allocated as of December 31, 2005.  We intend to continue our ESOP beyond calendar 2005 by acquiring additional shares and allocating those shares to employees at a level similar to that projected for the April through December 2005 period.  In addition to the anticipated decrease in total ESOP expense resulting from the reduction in shares being amortized, we expect that the non-deductible portion of ESOP expense will be reduced further beginning January 1, 2006 because there will be a smaller difference between the cost basis of the shares acquired to continue the plan and the fair value of those shares throughout the period.  Although many additional factors may influence our future effective tax rates, assuming the cost basis for new ESOP shares approximates the average market price of our common stock throughout the fiscal year ending March 31, 2007, we expect our effective tax rate for fiscal 2007 to be reduced further to approximately 42 percent.

Comparison of Operating Results for the Nine Months Ended December 31, 2004 and 2003

Overview

The following discussion compares the results of operations for the nine months ended December 31, 2004, with the corresponding period of 2003. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $33.6 million or $1.99 per diluted share for the nine months ended December 31, 2004 compared to net earnings of $30.0 million or $1.81 per diluted share for the comparable period of 2003.  Earnings before income taxes and excluding the gain on sales of securities increased 16 percent to $58.5 million for the nine months ended December 31, 2004, compared to $50.3 million for the comparable period of the prior year.

                                                                               19

Net Interest Income

Our net interest income totaled $112.2 million for the nine months ended December 31, 2004, up 18 percent or $17.2 million from $95.0 million for the comparable period of 2003.  Contributing to the increase in net interest income were increases in average interest-earning assets of $593.1 million or 19 percent from the comparable period of the prior year.  Net interest spread contracted 1 basis point to 3.93% for the nine months ended December 31, 2004 from 3.94% for the comparable period of 2003.

The average yield on interest-earning assets decreased 12 basis points between the nine months ended December 31, 2003 and 2004.  Premium amortization, net of discount accretion on the loan and lease portfolio for the nine months ended December 31, 2004 was $2.3 million compared to $3.8 million for the comparable period of 2003.  These levels reduced average yield on interest-earning assets for the nine months ended December 31, 2004 and 2003 by 9 basis points and 18 basis points, respectively.  Reflecting the lower interest rate environment, the average yield on loans and leases receivable, net decreased 21 basis points to 5.81% for the nine months ended December 31, 2004.  This is due to the high level of loan and lease portfolio turnover during a period of lower interest rates.

The average cost of interest-bearing liabilities decreased 11 basis points to 1.63% between the nine months ended December 31, 2003 and 2004.  This reflects a decrease in the average cost of core deposits to 0.93% for the nine months ended December 31, 2004, from 0.96% for the comparable period last year.  The average cost of total deposits decreased 10 basis points and average cost of FHLB advances and other borrowings decreased 47 basis points.  We continued to control our overall cost of funds by focusing on core deposits and making judicious use of FHLB advances and other borrowings.

Provision for Loan and Lease Losses

We recorded a $2.7 million provision for loan and lease losses for the nine months ended December 31, 2004 compared to a provision of $2.4 million for the comparable period of 2003.  We will continue to monitor and modify the allowance for loan and lease losses based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Our total non-interest income was $21.5 million and $18.3 million for the nine months ended December 31, 2004 and 2003, respectively.  The increase was primarily attributable to a $3.1 million increase in gain on sale of securities, between the nine months ended December 31, 2003 and 2004.

Deposit and Related Fees

Deposit and related fees totaled $8.9 million for the nine months ended December 31, 2004, up $389,000 from the comparable period in 2003 reflecting the continued growth in our core deposits and related transaction fee income.

Loan and Servicing Fees

Loan and servicing fees decreased $381,000 to $4.8 million for the nine months ended December 31, 2004.  Loan and servicing fees income is shown net of amortization of our MSR asset of $22,000 and $46,000 for the nine months ended December 31, 2004 and 2003, respectively.

Trust and Investment Fees

Trust and investment fees rose $501,000 or 28 percent between the nine months ended December 31, 2003 and 2004 to $2.3 million.  This reflects an increase in market value of trust and investment assets under custody or management.

                                                                                   20

Gain on Sale of Loans

The net gain on sale of loans decreased to $260,000 for the nine months ended December 31, 2004 on loan principal sold of $26.0 million compared to a net gain on sale of $700,000 on loan principal sold of $38.1 million for the same period last year.

Gain on Sale of Securities

Securities with a cost basis aggregating $3.2 million were sold during the nine months ended December 31, 2004 generating gain on sales of securities of $4.8 million compared to securities sales of $74.7 million at a gain of $1.6 million for the comparable period of the prior year.

Non-Interest Expense

Non-interest expense increased $8.9 million to $67.8 million for the nine months ended December 31, 2004 as compared to the same period last year.  G&A expense increased $9.1 million to $67.7 million for the nine months ended December 31, 2004 from $58.6 million for the comparable period of the prior year.  Compensation and benefits expense accounted for $5.0 million of the $9.1 million increase in G&A expense between the nine months ended December 31, 2004 and 2003.  This increase reflects both the number of employees and compensation levels of staff required to support our lending, deposit, and investment advisory operations.  Stock-based compensation expense (principally ESOP and SERP) increased from $7.6 million for the nine months ended December 31, 2003 to $8.4 million for the comparable period of 2004.  G&A expense to average assets decreased to 2.38%, on an annualized basis, for the nine months ended December 31, 2004 from 2.43%, on an annualized basis, for the same period last year. Excluding gains on sales of securities, our efficiency ratios were 52.53%and 52.48% for the nine months ended December 31, 2004 and 2003, respectively.

Income Taxes

Income taxes and the effective tax rates were $29.7 million and 46.9 percent, respectively, for the nine months ended December 31, 2004 compared to $22.0 million and 42.3 percent, respectively, for the comparative period last year.

Comparison of Financial Condition at December 31, 2004 and March 31, 2004

Total assets increased $195.4 million to $3.87 billion at December 31, 2004 from $3.68 billion at March 31, 2004.  This is primarily due to a $239.6 million increase in loans and leases receivable, net, partially offset by a $41.9 million decrease in mortgage-backed securities available-for-sale.

At December 31, 2004, the allowance for loan and lease losses was $32.7 million or 0.83% of gross loans and leases and 249% of non accrual loans compared to $30.8 million or 0.84% of gross loans and leases and 226% of non accrual loans at March 31, 2004.  The slight decrease in the ratio of the allowance for loan and lease losses to gross loans and leases between March 31 and December 31, 2004 reflects an improvement in the historical loss experience which is used as one of the determinants in arriving at the adequacy of the allowance for loan and lease losses.  That improvement is reflected in the charge-off figures in the table shown below.

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

The following table sets forth activity in our allowance for loan and leases losses.

	Three months ended		Nine months ended

	December 31,		December 31,

	2004	2003	2004	2003

	(Dollars in thousands)
Beginning balance	$31,887	$30,421	$30,819	$31,121
Provision for loan losses	1,030	120	2,694	2,425
Charge-offs	(268)	(905)	(992)	(4,008)
Recoveries	68	1,053	196	1,151
Ending balance	$32,717	$30,689	$32,717	$30,689

Charge-offs of $992,000 for the nine months ended December 31, 2004 include $510,000 related to commercial business loans and $482,000 related to consumer loans.  The charge-offs of $4.0 million for the nine months ended December 31, 2003 included $2.1 million related to a commercial business loan to a jewelry store chain, $674,000 related to a $4.5 million commercial business loan, and $319,000 related to participating interests in two commercial aircraft leases that were repurchased by the lead lender.

Total liabilities increased $165.0 million to $3.53 billion at December 31, 2004 from $3.36 billion at March 31, 2004 partially due to net increases of $249.6 million in deposits and $30.9 million in junior subordinated debentures, partially offset by a decrease of $95.4 million in FHLB advances and other borrowings.  The increase in deposits was primarily due to a $220.0 million increase in core deposits to $1.78 billion during the nine months ended December 31, 2004.  In response to the pressure on our funding cost and net interest spread primarily associated with the overall increase in market interest rates, which are reflected in the increase in the cost of FHLB advances and other borrowings, we have reduced our utilization of such borrowings from $851.6 million or 25 percent of total liabilities at March 31, 2004 to $756.3 million or 21 percent of total liabilities at December 31, 2004.

Total stockholders' equity was $346.8 million at December 31, 2004 compared to $316.4 million at March 31, 2004. The $30.4 million increase in total stockholders' equity was comprised principally of a $19.9 million increase in additional paid-in-capital and a $14.5 million increase in retained earnings, substantially restricted, partially offset by an increase in accumulated other comprehensive losses of $5.3 million.  The $19.9 million increase in additional paid-in-capital reflects the exercise of 682,868 stock options, along with the associated tax benefit and the amortization of shares under our stock based compensation plans, partially offset by $2.3 million representing the original issuance price of 319,300 shares of our common stock repurchased during the nine months ended December 31, 2004.  The $14.5 million increase in retained earnings, substantially restricted is comprised of $33.6 million of net earnings for the nine months ended December 31, 2004, partially offset by: (1) $9.2 million paid in excess of the original issuance price for 319,300 shares of our common stock repurchased during the period; and (2) $9.9 million applicable to the quarterly dividends of $0.20 per common share paid on June 25, September 24, and December 23, 2004 to shareholders of record as of June 11, September 10, and December 10, 2004.  Accumulated other comprehensive losses at December 31, 2004 primarily consists of $5.7 million of unrealized loss, net of tax on available-for-sale securities, partially offset by a $367,000 increase in the tax benefit on the minimum pension liability and the $72,000 unrealized gain, net of tax, of an the interest rate swap on the junior subordinated debentures.  The $1.4 million decrease in unearned stock-based compensation reflects the amortization of unearned compensation under our ESOP.

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

The Office of Thrift Supervision has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.  Our internal policy is to seek to maintain at approximately three percent the ratio of cash and readily marketable debt securities with final maturities of one year or less to total deposits, FHLB advances and other borrowings maturing within one year (our "defined liquidity ratio").  In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity.  At December 31, 2004, our largest core deposit relationship was $29.7 million and our ten largest core deposit relationships aggregated $119.1 million.   At December 31, 2004, our defined liquidity ratio was 3.83% and our average defined liquidity ratio for the quarter ended December 31, 2004, was 3.98%.  At December 31, 2004, cash and short-term investments totaled $45.7 million.  As an additional component of liquidity management, we seek to maintain sufficient mortgage and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of total assets.  At December 31, 2004, our immediate borrowing capacity from the FHLB was $333.7 million or 8.7 percent of our bank subsidiary total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window.  As of December 31, 2004, our borrowing capacity at the Federal Reserve Bank was approximately $16.9 million.

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

Net cash provided by operating activities was $32.9 million for the nine months ended December 31, 2004, compared to $18.9 million for the comparable period of the prior year.  The increase in net cash provided by operating activities is primarily due to a $11.0 million decrease in the volume of loans originated for sale from $36.5 million for the nine months ended December 31, 2003 to $25.5 million for the comparable period of 2004, and to a decrease in the change in accrued expenses and other liabilities from a $22.6 million reduction during the nine months ended December 31, 2003 to a $8.0 million reduction during the comparable period of 2004.  The $22.6 million decrease in accrued expenses and other liabilities between March 31, 2003 and December 31, 2003 was attributable to $35.8 million of securities purchased but not yet settled as of March 31, 2003.

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

                                                                                 23

Net cash used in investing activities was $218.4 million for the nine months ended December 31, 2004 compared to net cash used of $318.7 million for the comparable period of the prior year.  The decrease in cash used in investing activities was primarily attributable to decreases in loan purchases of $374.7 million, mortgage backed securities of $114.8 million and investment securities of $24.5 million, partially offset by an increase in loans and leases originated for investment of $294.5 million, between the nine months ended December 31, 2003 and 2004. Reflecting a deceleration in cash flows arising from the change from a declining rate environment during 2003 to a flat to rising rate environment during 2004, principal payments on loans and leases were relatively flat at $1.87 billion for the nine months ended December 31, 2003 compared to $1.86 billion for the nine months ended December 31, 2004.  The robust economic conditions in the markets in which we operate, particularly with respect to housing construction and sales resulted in a $294.5 million increase in disbursements for loans and leases originated for investment to $1.89 billion for the nine months ended December 31, 2004.

Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Our net increases in deposits were $249.6 million and $53.0 million for the nine months ended December 31, 2004 and 2003, respectively.  During the nine months ended December 31, 2004, FHLB advances decreased $95.4 million, compared to a net increase of $236.6 million for the comparable period of 2003.

At December 31, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital of $326.0 million, or 8.52% of adjusted total assets, which is above the required level of $57.4 million, or 1.5%; core capital of $326.0 million, or 8.52% of adjusted total assets, which is above the required level of $153.0 million, or 4.0%; and total risk-based capital of $355.3 million, or 11.93% of risk-weighted assets, which is above the required level of $238.2 million, or 8.0%.

We currently have no material contractual obligations or commitments for capital expenditures. At December 31, 2004, we had outstanding commitments to originate and purchase loans of $167.8 million and none, respectively, compared to $129.9 million and $88.7 million, respectively, at December 31, 2003.  We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2004 totaled $588.2 million.  We expect that we will retain a substantial portion of the funds from maturing CDs at maturity either in certificate or liquid accounts. The continued low interest rate environment through fiscal 2004 resulted in a reduction in the differential between CDs and more liquid instruments such as money market accounts. Accordingly, a portion of our maturing CDs were reinvested by customers into more liquid accounts until such time as the rate differential between CDs and liquid accounts increased.  Recent increases in interest rates have reduced or eliminated this rate differential.  However, until such time as rates on CDs increase further relative to rates on more liquid accounts, we do not expect a significant shift back into CDs from liquid accounts. Additionally, our focus on growth in non-interest bearing core deposits should reduce some of our exposure to the migration of core deposits into CDs.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the nine months ended December 31, 2004.

                                                                               24

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

PART II -- OTHER INFORMATION
PFF BANCORP, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

Other than ordinary routine litigation incidental to our business, neither we, nor any of our subsidiaries or any of their properties, are the subject of any material pending legal proceeding and, to the best of our knowledge, no such proceedings are contemplated by any governmental authorities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Common Stock Repurchased

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Total Shares Remaining Under Repurchase Program (2) (3)

Remaining balance of our authorized share repurchase program at September 30, 2004	-	-	-	192,280
October 1, 2004 through October 31, 2004	-	-	-	192,280
November 1, 2004 through November 30, 2004	-	-	-	192,280
December 1, 2004 through December 31, 2004	-	-	-	192,280

(1) During fiscal 2004, 2003, the first quarter of fiscal 2005 and the second quarter of fiscal 2005, we repurchased 302,800, 25,620, 134,100 and 185,200 of our common shares, respectively, totaling 647,720 common shares under the 840,000 repurchase program adopted by our Board of Directors on March 26, 2003.

(2) Subsequent to December 31, 2004, on January 26, 2005, the Board of Directors approved a three-for-two stock split in the form of a dividend, payable on March 3, 2005 to shareholders of record as of February 15, 2005 and authorized the addition of 800,000 shares (1,200,000 shares adjusted for the three-for-two stock split) to the Company's stock repurchase program.

(3) At December 31, 2004, the maximum amount of our common shares that can be repurchased was 192,280 shares (pre-split basis).

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information
None

Item 6.	Exhibits.
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

PFF BANCORP, INC. AND SUBSIDIARIES SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: February 9, 2005	BY: /s/ LARRY M. RINEHART
Larry M. Rinehart President, Chief Executive Officer and Director

DATED: February 9, 2005	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer