Form 10-K
period 2005-03-31
PFF BANCORP INC
filed 2005-06-14
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 of the

Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005

Commission File No. 0-27404

PFF BANCORP, INC.

(exact name of registrant as specified in its charter)

DELAWARE	95-4561623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

350 South Garey Avenue, Pomona, California 91766

(Address of principal executive offices)

Registrant’s telephone number, including area code: (909) 623-2323

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2004 was $639,104,080, which was based upon the last sales price as quoted on the New York Stock Exchange on that date. The number of shares of common stock outstanding as of May 31, 2005: 24,649,377.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held September 13, 2005 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about July 28, 2005, are incorporated by reference in Part III hereof.

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by federal, state and local regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, fluctuations in interest rates and changes in the relative differences between short and long-term interest rates, levels of nonperforming assets and operating results, the impact of terrorist actions on our loan originations and loan repayments and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of such words as “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “planned,” “estimated” and “potential.” We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal year 2006 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us” or the “Company” refer to PFF Bancorp, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business.

General

PFF Bancorp, Inc. is a diversified financial services company headquartered in Pomona, California with consolidated assets of $3.91 billion, consolidated net loans and leases of $3.43 billion, consolidated deposits of $2.74 billion and consolidated shareholders’ equity of $336.9 million as of March 31, 2005. We conduct our business principally through our wholly-owned subsidiary, PFF Bank & Trust (the “Bank”), an institution with $3.85 billion in assets, and 29 full service banking branch offices located throughout Southern California. Additionally, our business includes Glencrest Investment Advisors, Inc. (“Glencrest”), a registered investment advisor (“RIA”). Glencrest provides wealth management and advisory services to high net worth individuals and businesses. In addition, our business includes Diversified Builder Services, Inc. (“DBS”) a provider of financing and consulting services to home builders and land developers. Glencrest has 3 offices located in Claremont, Irvine and Palm Desert, California and DBS has one office located in Claremont, California. We own 100% of the common stock of an unconsolidated special purpose business trust “PFF Bancorp Capital Trust I” created for the purpose of issuing capital securities. We are a unitary savings and loan holding company, and the Bank is a federal savings bank, which is subject to regulation by the Office of Thrift Supervision (the “OTS”) and, the Federal Deposit Insurance Corporation (the “FDIC”). We have a fiscal year end of March 31.

During the year ended March 31, 2005, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend on March 3, 2005, to shareholders of record on February 15, 2005. During the year ended March 31, 2004, our Board of Directors declared a seven-for-five stock split effected in the form of a stock dividend on September 5, 2003 to shareholders of record on August 15, 2003.

All prior year share data have been restated to reflect these stock splits in the form of stock dividends in accordance with accounting principles generally accepted in the United States of America. Our stock is traded on the New York Stock Exchange under the ticker symbol PFB.

We operate under a community banking business model. This business model focuses on the origination of commercial loans and leases, construction and land (primarily residential tract construction), commercial real estate and equity based consumer loans (collectively the “Four-Cs”), one-to-four family residential mortgages and to a lesser degree, multi-family residential loans. Our secondary marketing activities primarily involve the purchase of one-to-four family residential mortgages to supplement internal origination activities. To a lesser degree, we invest in mortgage-backed securities (“MBS”) and other investment securities (collectively “securities”).

Our revenues are derived principally from interest on our loans and leases, and to a lesser extent, fee income and interest and dividends on securities. Our primary sources of funds are:

•	Deposits,

•	Principal and interest payments on loans, leases and securities, and

•	Federal Home Loan bank Advances (“FHLB”) and other borrowings.

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

Available Information and Internet Website

We maintain a website with the address www.pffbank.com. The information contained on our website is not included as a part of, or incorporated by reference into this Annual Report on Form 10-K. We invite you to visit our website to access, free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). Our corporate governance guidelines, as well as the charters of our Audit Committee, Nominating and Corporate Governance Committee and Employee Compensation and Benefits Committee, are also available on our website. In addition, you can write to us to obtain a free copy of any of this information at PFF Bancorp, 350 South Garey Avenue, Pomona, California 91766, Attn: Investor Relations.

Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, annual periodic and current reports, proxy statements and other forms must be filed with the SEC. We may also file additional SEC forms, when necessary. These reports are also available through the SEC’s Public Reference Room, located at 450 5th Street NW, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0300 or 800-732-0300.

Market Area and Competition

The banking business in California and specifically in the market area served by the Bank’s full service branch offices is highly competitive. Our lending, deposit gathering and trust activities are concentrated in eastern Los Angeles, San Bernardino, Riverside and northern Orange counties. We also originate loans on a wholesale basis throughout Southern California and have expanded our lending to markets outside of Southern California on a limited basis. Our deposit gathering is concentrated in the communities surrounding our full service banking branch offices.

Our primary market area is highly competitive for financial services, and we face significant competition both in originating loans and leases, and in attracting deposits.

Our direct competition in originating our Four-Cs is principally from the following:

• Community banks;	• Mortgage banking companies;

• Savings and loan associations;	• Real estate financing conduits;

• Commercial banks;	• Specialty financing companies; and

• Industrial banks;	• Insurance companies.

• Credit unions;

Many of these financial institutions are significantly larger and have greater financial resources than us and many have a statewide, regional or national presence. Our most direct competition for deposits has historically come from commercial banks and savings and loan associations. In addition, we are facing increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Additionally, our operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Our deposit flows and the costs of interest-bearing liabilities are influenced by interest rates on competing investments and general market interest rates. Similarly, our loan and lease volumes and yields on loans, leases and securities and the level of prepayments on loans, leases and securities are affected by market interest rates, as well as additional factors affecting the supply of, and demand for, housing and the availability of funds. We attempt to offset the potential effect of these competitive and market factors by providing borrowers with greater individual attention, customer service and a more flexible and time-sensitive underwriting, approval and funding process than they might obtain elsewhere.

To compete with other financial institutions in our primary service area, the Bank relies principally upon the following:

• Local promotional activities;	• Internet banking; and

• Extended hours on weekdays;	• our Internet website, located at www.pffbank.com.

• Saturday banking;

Trust and Investment Advisory Activities

Through our trust operations, we have additional fiduciary responsibilities in our capacity as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not our assets and are not included in our balance sheet. See “Notes to Consolidated Financial Statements Note 21 — Trust Operations.” Pursuant to federal securities laws, the Bank operates with a RIA designation. During April 2002, as a part of our strategy to increase fee income associated with our wealth management and advisory services, we formed Glencrest as our wholly-owned subsidiary. In addition to providing investment advice to independent third parties, Glencrest provides investment advisory services to the Bank for which it is paid a fee. The Bank provides fee based custody services for Glencrest. The positioning of Glencrest, as an entity with an identity separate and distinct from the Bank, enables Glencrest to more effectively market its advisory services to higher net worth individuals and institutions. Trust, investment and insurance fee income for the years ended March 31, 2005, 2004 and 2003 was $4.4 million, $3.8 million and $3.9 million, respectively.

Lending Activities

Unless otherwise noted, the qualitative discussion of lending activities included herein refers to the Bank. We also engage in certain limited lending activities through DBS, which are discussed separately under “Subsidiary Activities-DBS”. All quantitative data presented in this section includes the accounts of the Bank and DBS.

Loan and Lease Portfolio Composition. At March 31, 2005, we had total gross loans and leases outstanding of $4.02 billion, of which $1.62 billion or 40% were one-to-four family residential mortgage loans.

The remainder of the portfolio consisted of $1.31 billion of construction and land loans, or 33% of total gross loans and leases; $520.9 million of commercial real estate loans, or 13% of total gross loans and leases; consumer loans of $237.0 million, or 6% of total gross loans and leases; commercial business loans and leases of $198.0 million or 5% of total gross loans and leases; and $138.4 million of multi-family mortgage loans, or 3% of total gross loans and leases. At March 31, 2005, approximately $3.77 billion or 94% of our total loans and leases had adjustable interest rates in accordance with the following table:

Index	Balance	Percent of Loans with Adjustable Interest Rates by Index
	(Dollars in thousands)
Constant Maturity Treasury (“CMT”)	$1,515,338	40.2%
Wall Street Journal Prime (“Prime”)	1,518,045	40.2
11th District Cost of Funds (“COFI”)	487,029	12.9
PFF Bank & Trust Base Rate (1)	130,073	3.4
Various other indices	124,095	3.3

	$3,774,580	100.0%

(1)	Approximates Prime

Our portfolio of adjustable rate loans and leases included approximately $1.35 billion of loans (34% of total gross loans and leases) whose rates are fixed for an initial term of three to seven years prior to transitioning to a semi-annual or annually adjustable rate loan (“hybrid ARMs”). Our hybrid ARMs are primarily indexed to the one year CMT.

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

	At March 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate: (1)
Residential:
One-to-four family	$1,616,144	40.2%	$1,706,389	46.3%	$1,402,621	44.8%	$1,399,525	49.8%	$1,338,940	52.5%
Multi-family	138,417	3.4	92,247	2.5	70,544	2.3	77,963	2.8	87,321	3.4
Commercial real estate	520,912	13.0	473,381	12.9	396,776	12.7	309,347	11.0	233,953	9.2
Construction and land	1,311,315	32.6	1,077,630	29.2	948,993	30.3	711,637	25.3	597,083	23.4
Commercial loans and leases	197,956	4.9	158,391	4.3	149,232	4.8	155,589	5.5	133,564	5.2
Consumer	237,032	5.9	177,805	4.8	160,499	5.1	158,120	5.6	160,987	6.3

Total loans and leases, gross	4,021,776	100.0%	3,685,843	100.0%	3,128,665	100.0%	2,812,181	100.0%	2,551,848	100.0%

Undisbursed loan funds	(554,497)		(504,868)		(405,908)		(288,231)		(237,547)
Net premiums (discounts) on loans and leases	3,085		5,940		4,018		3,594		818
Deferred loan and lease origination fees, net	(4,052)		(4,659)		(3,377)		(1,412)		1,793
Allowance for loan and lease losses	(33,302)		(30,819)		(31,121)		(31,359)		(31,022)

Total loans and leases, net	3,433,010		3,151,437		2,692,277		2,494,773		2,285,890
Less: Loans held for sale	(1,466)		(2,119)		(3,327)		(106)		(583)

Loans and leases receivable, net	$3,431,544		$3,149,318		$2,688,950		$2,494,667		$2,285,307

(1)	Includes loans held for sale

Loan and Lease Maturity. The following table shows the contractual maturity of our loan and lease portfolio at March 31, 2005.

	At March 31, 2005
	One-to- Four Family (1)	Multi- Family	Commercial Real Estate	Construction and Land	Commercial Loans and Leases	Consumer	Total Loans and Leases Receivable
	(Dollars in thousands)
Amounts due:
One year or less	$1,197	132	12,991	1,187,712	82,068	9,935	1,294,035
After one year:
More than one year to three years	5,543	384	7,658	122,187	58,678	362	194,812
More than three years to five years	966	308	28,148	83	33,102	669	63,276
More than five years to ten years	9,821	30,266	441,773	204	23,231	2,408	507,703
More than ten years to twenty years	141,793	27,574	27,527	93	877	222,373	420,237
More than twenty years	1,456,824	79,753	2,815	1,036	—	1,285	1,541,713

Total due after March 31, 2006	1,614,947	138,285	507,921	123,603	115,888	227,097	2,727,741

Total amount due	1,616,144	138,417	520,912	1,311,315	197,956	237,032	4,021,776
Less:
Undisbursed loan funds	—	—	—	(554,497)	—	—	(554,497)
Net premiums on loans and leases	2,605	448	(4)	—	—	36	3,085
Deferred loan origination fees, net	1,119	(280)	(1,598)	(7,405)	(512)	4,624	(4,052)
Allowance for loan and lease losses	(432)	(106)	(1,236)	(20,187)	(10,434)	(907)	(33,302)

Total loans and leases, net	1,619,436	138,479	518,074	729,226	187,010	240,785	3,433,010
Loans held for sale	(1,466)	—	—	—	—	—	(1,466)

Loans and leases receivable, net	$1,617,970	138,479	518,074	729,226	187,010	240,785	3,431,544

(1)	Includes loans held for sale

The following table sets forth at March 31, 2005, the dollar amount of total gross loans and leases receivable contractually due after March 31, 2006, and whether such loans and leases have fixed or adjustable interest rates.

	Due after March 31, 2006
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans: (1)
Residential:
One-to-four family	$105,127	1,509,820	1,614,947
Multi-family	1,024	137,261	138,285
Commercial real estate	16,150	491,771	507,921
Construction and land	—	123,603	123,603
Commercial loans and leases	40,853	75,035	115,888
Consumer	67,791	159,306	227,097

Total gross loans and leases receivable	$230,945	2,496,796	2,727,741

(1)	Includes loans held for sale.

Origination, Sale, Servicing and Purchase of Loans and Leases. Our lending activities are conducted primarily by loan representatives through our 29 banking full service branch offices, our loan origination center in Rancho Cucamonga, California, a regional lending office in Sacramento, California and approved wholesale brokers. We originate one-to-four family first trust deed residential mortgages through brokers and internal sources while maintaining a greater focus on the origination of the Four-Cs. We also originate equity-based consumer loans through wholesale brokers. All loans and leases we originate, either through internal sources or through wholesale brokers, are underwritten pursuant to our internal policies and procedures. We originate both adjustable-rate and fixed-rate loans and leases. Our ability to originate loans and leases is influenced by general economic conditions affecting housing, business and consumer activities as well as the relative customer demand for fixed-rate or adjustable-rate loans and leases, which is affected by the current and expected future levels of interest rates.

Loan and lease originations were $2.46 billion for the fiscal year ended March 31, 2005 (“fiscal 2005”) compared to $2.17 billion for the fiscal year ended March 31, 2004 (“fiscal 2004”). Originations of the Four-Cs aggregated $2.07 billion or 84% of total originations for fiscal 2005 compared to $1.82 billion or 84% of total originations for fiscal 2004. Our emphasis on the Four-Cs is also reflected in the $330.3 million of growth in that segment of the loan portfolio (net of undisbursed loan funds) compared to a $49.5 million reduction in residential real estate loans during fiscal 2005. Reflecting the lower interest rate environment, the weighted average initial contract rate on total originations was 5.83% for fiscal 2005, compared to 5.88% for fiscal 2004.

It is our general policy to sell substantially all of the 15 and 30-year fixed-rate mortgage loans that we originate and retain substantially all of the adjustable-rate mortgage loans and leases that we originate. We generally retain servicing of the loans sold. At March 31, 2005, we were servicing $121.3 million of loans for others. See “Loan Servicing.” When loans are sold on a servicing retained basis, we record gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights (“MSR”) when loans are sold with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. MSR are included in the financial statements in the category “Prepaid expenses and other assets.” We had a MSR asset of $307,000 as of March 31, 2005, compared to $333,000 at March 31, 2004. MSR impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. Impairment losses of $96,000, $126,000 and $151,000 were recorded during the fiscal years ended March 31, 2005, 2004 and 2003, respectively. At March 31, 2005, there were $1.5 million of mortgage loans categorized as held for sale consisting of fixed-rate one-to-four family residential mortgage loans.

To supplement loan production, based upon our investment needs and market opportunities, we engage in secondary marketing activities, including the purchase of whole or participating interests in loans, principally one-to-four family mortgages, originated by other institutions. We intend to continue to purchase loans originated by other institutions both in our primary market area and, to a limited extent, other geographic areas throughout the country depending on market conditions. We generally purchase loans with servicing retained by the seller.

The following table sets forth our loan and lease originations, purchases, sales and principal payments for the periods indicated.

	For the Years Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Beginning balance (1)	$3,151,437	2,692,277	2,494,773
Loans and leases originated:
One-to-four family	345,999	334,051	321,847
Multi-family	46,021	15,871	11,329
Commercial real estate	164,294	168,562	159,650
Construction and land	1,362,879	1,254,181	1,046,034
Commercial loans and leases	294,575	229,221	190,133
Consumer	243,418	164,752	143,753

Total loans and leases originated	2,457,186	2,166,638	1,872,746
Loans purchased	287,438	787,751	340,169

Sub-total	5,896,061	5,646,666	4,707,688
Less:
Principal payments	(2,378,122)	(2,349,947)	(1,869,196)
Sales of loans	(30,670)	(42,209)	(19,174)
Transfer to assets acquired through foreclosure and loans charged-off	(501)	(4,890)	(6,029)
Change in undisbursed loan funds	(49,629)	(98,959)	(117,677)
Change in allowance for loan and lease losses	(2,483)	302	238
Other (2)	(1,646)	474	(3,573)

Total loans and leases	3,433,010	3,151,437	2,692,277
Loans held for sale, net	(1,466)	(2,119)	(3,327)

Ending balance loans and leases receivable, net	$3,431,544	3,149,318	2,688,950

(1)	Includes loans held for sale.
(2)	Includes net capitalization of fees and amortization of premium or accretion of discount on loans and leases.

One-to-Four Family Residential Mortgage Lending. The majority of our one-to-four family residential mortgage originations are concentrated in our primary market area. Loan originations are obtained from our loan representatives and their contacts with the local real estate industry, existing or past customers and members of the local communities. We currently offer a number of adjustable-rate mortgage loan programs with interest rates that adjust monthly, semi-annually or annually. We also offer hybrid arms whose initial rates are fixed for a period of three to seven years prior to transitioning to a semi-annual or annual adjustable rate loan. A portion of our adjustable-rate mortgage loans have introductory terms below the fully indexed rate. In underwriting such loans, we qualify the borrowers based upon the fully indexed rate. At the end of the introductory period, such loans will adjust either monthly, semi-annually or annually according to their terms. Our adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. We currently have a number of mortgage loan programs that may be subject to negative amortization. Negative amortization involves a greater risk because during a period of higher interest rates the loan principal may increase above the amount originally advanced, which may increase the risk of default. However, we believe that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules. At March 31, 2005, the outstanding principal balances of loans subject to negative amortization totaled $416.8 million, (including $99.6 million of loans serviced by others in which we have purchased a participating interest) or 26% of total one-to-four family residential mortgage loans. At March 31, 2005, the total outstanding negative amortization on these loans (excluding the $99.6 million of loans serviced by others) was $110,000. The negative amortization is generally capped at 110% of the original loan amount. At March 31, 2005, loans with original maturities of over 30 years totaled $46.9 million.

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

At March 31, 2005, our one-to-four family residential mortgage loans totaled $1.61 billion or 40% of total gross loans and leases. Of the $1.61 billion, 15% or $236.4 million were loans secured by non-owner-occupied investment properties and 8% or $135.7 million were loans secured by owner-occupied second homes. At March 31, 2005, 24% of our one-to-four family loans were adjustable-rate indexed to COFI, 65% were indexed to the one-year CMT, 7% were fixed rate and the remaining 4% were indexed to various other indices.

Non-owner-occupied properties, particularly those classified as investment properties, are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient cash flow to cover debt service and other operating expenses.

Multi-Family Lending. We originate multi-family mortgage loans generally secured by properties located in Southern California. Loans secured by multi-family properties are typically amortized for 25 to 30 years and have a 10-year maturity. We offer a loan plan that adjusts annually based on the one-year CMT Index plus a spread. We also offer hybrid adjustable rate mortgages on multi-family properties. These loans typically have an interest rate floor and a lifetime interest rate cap of five percent above the start rate. In reaching our decision on whether to make a multi-family loan, we consider a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to our current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, we generally require a debt service ratio of at least 115% on adjustable rate loans and 120% on fixed rate and hybrid arms. Properties securing these loans are appraised and title insurance is required on all loans.

When evaluating a multi-family loan, we also consider the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar properties, and our lending experience with the borrower. Our underwriting policies require that the borrower be able to demonstrate strong management skills and that the property has positive cash flow after debt service. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making our assessment of the creditworthiness of the borrower, we generally review the financial statements, employment and credit history of the borrower, as well as other related documentation.

Our multi-family loan portfolio at March 31, 2005 totaled $138.4 million or 3% of total gross loans and leases. At March 31, 2005, 48% our multi-family loans were adjustable-rate indexed to COFI, 36% were indexed to the one-year CMT, 1% were fixed rate and the remaining 15% were indexed to various other indices. Our largest multi-family loan at March 31, 2005, had an outstanding balance of $11.9 million and is secured by a 160-unit town home development located in Sparks, Nevada.

Loans secured by multi-family residential properties generally involve a greater degree of risk than one-to-four family residential mortgage loans. The liquidation values of multi-family properties may be adversely affected by risks generally incidental to interests in real property, such as:

• Changes or continued weakness in general or local economic conditions;	• Increases in interest rates, real estate and personal property tax rates;

• Declines in rental, room or occupancy rates;	• Declines in real estate values; and

• Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;	• Other factors beyond the control of the borrower or lender.

We seek to minimize these risks through our underwriting policies, which require such loans to be qualified at origination on the basis of the property’s income and debt service ratio.

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties such as small office buildings or retail facilities located in Southern California. Our underwriting policies provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property. Competitive market factors have also prompted us to originate such loans with fixed rates of interest. Maturities on commercial real estate loans are generally 10 years with 25 to 30 year amortization, although these loans may be made with maturities up to 30 years. Our underwriting standards and procedures are similar to those applicable to our multi-family loans, whereby we consider the net operating income of the property and the borrower’s expertise, credit history and profitability. We generally require that the properties securing commercial real estate loans have debt service ratios of at least 120%.

At March 31, 2005, our commercial real estate loan portfolio was $520.9 million, or 13% of total gross loans and leases. At March 31, 2005, 79% of these loans were indexed to the one-year CMT, 6% were indexed to COFI, 7% were indexed to the Monthly Average U.S. Treasury, 5% were indexed to Prime and 3% were fixed rate. The largest commercial real estate loan in our portfolio at March 31, 2005 was $16.3 million and is secured by three multi-tenant retail/office buildings located in La Jolla, California.

Because payments on loans secured by commercial real estate properties are often dependent upon the successful operation and management of the properties, repayment of such loans may be influenced to a great extent by conditions in the real estate market or the economy. We seek to minimize these risks through our underwriting standards, which require such loans to be qualified on the basis of the property’s income and debt service ratio.

Construction and Land Lending. Our construction loans are made primarily to finance tract construction of one-to-four family residential properties. These loans are generally indexed to Prime, have maturities of two years or less and generally include extension options of six to eighteen months upon payment of an additional fee. Our policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction of commercial properties, up to 80% for multi-family properties and up to 85% for one-to-four family residences. Land loans are underwritten on an individual basis, but generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less. We require an independent appraisal of the property and generally require personal guarantees. Loan proceeds are disbursed as construction progresses and as inspections warrant. Our inspectors generally visit projects twice a month to monitor the progress of construction.

We have expanded, on a selective basis, construction lending to western states other than California. Such expansion has been undertaken with developers with whom we have had long-term lending relationships. As of March 31, 2005, we had construction loans outstanding for development of residential properties located in Nevada, Utah and Arizona totaling $60.9 million, $36.5 million of which was disbursed, with the remainder of our construction loans for development of real estate located in California. The largest credit exposure in the construction loan portfolio as of March 31, 2005 consists of a $28.9 million loan for the construction of 128 single-family homes in San Jacinto, California. The disbursed balance of this loan at March 31, 2005, was

$15.9 million. The second largest credit exposure in our construction and land portfolio at March 31, 2005, was a $26.9 million loan for the development of 99 single-family homes in Chula Vista, California. The largest land loan in our portfolio at March 31, 2005 was a $19.4 million loan for land acquisition in Rancho Mirage, California, and additionally secured by land in Indio and Thousand Palms, California. The disbursed balance on this land loan at March 31, 2005 was $19.4 million. At March 31, 2005, our construction and land loan portfolio was $1.31 billion or 33% of total gross loans and leases, $756.8 million of which was disbursed. At March 31, 2005, the aggregate balance of loans for the construction of properties other than one-to-four family residences was $162.4 million or 4% of total gross loans and leases, $97.3 million of which was disbursed. The aggregate balance of land loans was $309.7 million or 8% of total gross loans and leases, $240.7 million of which was disbursed.

Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Mitigation of risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction or development. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value that is insufficient to assure full repayment of our loan.

Leases. We offer lease products that are, at the present time, originated on our behalf by leasing companies and either funded directly by us or purchased from the leasing companies subsequent to funding. In these transactions we recognize income using the effective interest method applied to the amount we pay for the lease. Each of these transactions must satisfy our underwriting standards for creditworthiness. The originating leasing company remains the legal owner of the leased equipment and pledges its legal interest in the equipment to further secure the transaction. At March 31, 2005, our lease portfolio was $5.9 million.

Consumer and Other Lending. We offer both fixed-rate equity loans and adjustable rate equity lines of credit secured by one-to-four family residences made primarily on properties located in our primary market area. Loan originations are generated by our loan representatives and approved mortgage brokers. The majority of consumer loans are underwritten and approved on the basis of the applicant’s ability to pay, as well as past credit history. A lien on the property is generally taken as an abundance of caution.

The equity lines of credit we offer generally have introductory terms below the fully indexed rate. At the end of the introductory period, the lines of credit will adjust monthly based on changes in the Prime rate. These lines of credit provide for overall caps/floors on the increase/decrease in interest rates over the life of the loan.

Our policy is to originate equity loans and lines of credit up to 100% of the appraised value of the property securing the loan. Loans secured by a second lien on property and with higher loan-to-value ratios are generally considered to involve a higher degree of credit risk than loans secured by a first lien position or with a lower loan to value. These loans are priced to reflect these higher risks. Up to April 2004, we also originated a limited number of equity loans with loan-to-value ratios up to 125%. These loans were originated for the secondary market and all of the originations were sold upon funding to a third party investor. During April 2004, we determined that these high loan-to-value activities were inconsistent with our community banking business model and we closed the lending office that originated such loans. During the fiscal years ended March 31, 2005, 2004 and 2003, that lending office generated total revenue of $24,000, $438,000 and $394,000, respectively and incurred total operating expenses of $88,000, $411,000 and $375,000, respectively.

At March 31, 2005, our total consumer loan portfolio was $237.0 million or 6% of total gross loans and leases, composed of $202.6 million in home equity lines of credit and $34.4 million in secured and unsecured personal loans and lines of credit. At March 31, 2005, 69% of these loans were indexed to Prime, 29% were fixed rate, 1% were indexed to COFI and 1% were indexed to various other indices.

Commercial Lending. Our lending operations include extending credit to small and medium-sized businesses. Loan products include working capital lines of credit, equipment term loans, Small Business Administration (“SBA”) and other government loan guarantee programs, and contractor financing for residential housing rehabilitation.

As of March 31, 2005, our total commercial loan and lease commitments were $325.6 million, of which $198.0 million or 5% of total gross loans and leases were outstanding. At March 31, 2005, 66% of the commercial loans outstanding were indexed to the PFF Bank & Trust Base Rate (which approximates Prime), 10% were indexed to Prime and the remaining 24% were fixed rate. At March 31, 2005, the largest amount of commercial loans outstanding to one borrower was $36.6 million to a provider of capital equipment leasing and financial services. The loans to this borrower are secured by the assignment of leases and underlying equipment. The second largest extension of commercial credit to one borrower was $8.3 million to a family owned business engaged in the sales, leasing and manufacturing of hot food catering trucks and other commercial vehicles.

Commercial business lending is generally considered to involve a higher degree of credit risk than secured real estate lending. Commercial business loans may be originated on an unsecured basis or may be secured by collateral that is not readily marketable. We generally require personal guarantees on our commercial business loans. The risk of default by a commercial business borrower may be influenced by numerous factors which may include the strength of the worldwide, regional or local economies or sectors thereof, changes in technology or demand for particular goods and services and the ongoing ability of the commercial business borrower to successfully manage the business. Because of these risks, we closely monitor the performance of our commercial business loans and the underlying businesses and individuals. The monitoring of commercial business loans typically involves the periodic review of the financial statements and on-site visits to the businesses to which credit has been extended.

The following table presents a by-industry breakdown of our commercial lending and leasing portfolio.

Industry	Balance Outstanding	Percent of Total Balance Outstanding	Total Commitment	Number of Loans and Leases	Average Balance Outstanding	Largest Commitment
	(Dollars in thousands)
Real estate, rental and leasing	$87,899	44.3%	$127,102	167	$526	$40,000
Finance and insurance	10,853	5.5	20,607	208	52	5,000
Construction	44,283	22.4	95,571	288	154	23,500
Professional, scientific and technical services	9,425	4.8	11,694	108	87	1,474
Manufacturing	7,730	3.9	9,769	112	69	4,338
Wholesale trade	5,888	3.0	9,072	73	81	1,750
Retail trade	4,436	2.2	7,618	86	52	711
Health care and social assistance	17,736	9.0	31,674	140	127	5,567
Transportation, communication and utilities	515	0.3	975	28	18	200
Other services	9,191	4.6	11,480	219	42	1,295

Total	$197,956	100.0%	$325,562	1,429

Loan Approval Procedures and Authority. The Board of Directors establishes our lending policies and delegates lending authority and responsibility to the Loan Origination and Asset Review Committee (“LOARC”), the Management Loan Committee and specified officers of the Bank. The LOARC includes four of the six outside Directors of the Bank as well as selected senior management staff. All loans and leases must be approved by a majority of a quorum of the designated committee, group of officers or by the designated individual. The following committees, groups of officers and individual officers are granted the authority to approve and commit the Bank to the funding of the following categories of loans and leases:

Bank Loan Approval Authority

Loan Type	Up to $499,999	Up to $999,999	$1.0 million to $9,999,999	$10.0 million or Greater
Mortgage loans and leases	Bank’s Staff Underwriters	Major Loan Manager, Senior Executive Vice-President, Chief Lending Officer or certain Departmental Managers	Major Loan Committee	LOARC

Loan Type	Up to $250,000	Up to $999,999	$1.0 million to $4,999,999	$5.0 million or Greater
Commercial Business Loans	Bank’s Staff Underwriters	Commercial Credit Administrator or Chief Lending Officer	Management Loan Committee	LOARC

Loan Type	Up to $499,999	Up to $999,999	$1.0 million or Greater
Consumer Loans (Real Estate)	Bank’s Staff Underwriters	Major Loan Manager, Senior Executive Vice-President, Chief Lending Officer, certain Departmental Managers	LOARC

Loan Type	Up to $50,000	$50,000 or Greater
Consumer Loans (non-real estate)	Bank’s Staff Underwriters and certain Departmental Managers	Major Loan Manager, Senior Executive Vice-President or Chief Lending Officer or Management Loan Committee

The Bank will not make loans and leases to one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans and leases to one borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus. At March 31, 2005, the Bank’s limit on loans and leases to one borrower was $52.9 million.

Loan Servicing. During the normal course of business, we originate loans and service them on our loan servicing computer systems. Additionally, we also sell loans to other lenders and financial institutions or own a participation in the loan, whereby we would also service the mortgage loans for others on our loan servicing systems. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain borrower insurance and tax payments are made and generally administering the loans. All of the loans currently being serviced for others are loans that we have sold. At March 31, 2005, we were servicing $121.3 million of loans for others. We do not purchase servicing rights related to mortgage loans originated by other institutions.

Delinquencies and Classified Assets. The LOARC generally performs a monthly review of loans and leases ninety days or more past due. In addition, management reviews on an ongoing basis all loans and leases 15 or more day’s delinquent. The procedures we take with respect to delinquencies vary depending on the nature of the loan and period of delinquency. For mortgage loans and leases, we generally send the borrower a written notice of non-payment 15 days after the loan or lease is first past due. In the event payment is not received, additional letters and phone calls are generally made. If the loan is still not brought current and it becomes necessary for us to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, we will commence foreclosure proceedings against the real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we generally take possession of the real property or asset securing the loan (“foreclosed asset”) and subsequently sell the foreclosed asset.

For commercial business loans, we conduct an ongoing review of all loans 15 or more day’s delinquent. The procedures we undertake with respect to delinquencies may vary depending on the nature of the loan, the period of delinquency, and the quality of collateral or guaranties. We generally send the borrower a notice of non-payment within 15 days after the due date and subsequent notices thereafter. In the event that payment is not then received, the responsible loan officer contacts the borrower directly and may notify guarantors and grantors of collateral that the loan is delinquent. The loan officer may review the loan documentation and secure additional collateral or sources of repayment. Delinquent loans and leases may be classified as other than a “pass” credit, in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternate repayment sources cannot be identified. At 90 days past due, the loan will be placed on non-accrual status.

Allowance for Loan and Lease Losses (“ALLL”). We evaluate the adequacy of the ALLL quarterly for the purpose of maintaining an appropriate allowance to provide for losses inherent in the loan and lease portfolio. A key component to the evaluation is the internal asset review process.

The Internal Asset Review Department (“IARD”) conducts independent reviews to evaluate the credit risk and quality of our assets. The IARD reports to the Internal Asset Review Committee (“IARC”). The IARC is chaired by the IAR Manager and includes the Bank’s Credit Risk Officer, General Counsel, Controller, Chief Appraiser, and Loan Service Manager. The Bank’s Chief Executive Officer, Chief Operating Officer and Chief Lending Officer attend as non-voting members. The IARC meets quarterly to review the recommendations from the IARD for asset classifications and valuation allowances. The IARD reports quarterly to the LOARC regarding overall asset quality, the adequacy of valuation allowances, and adherence to policies and procedures regarding asset classification and valuation.

IARD adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover asset losses. Our asset monitoring process includes the use of asset classifications to segregate the assets, largely loans, leases and real estate, into various risk categories. We use the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using an eight-grade system to classify assets. The current grades are: Pass 1; Pass 2; Pass 3; Pass 4; Special Mention; Substandard; Doubtful; and Loss. Substandard, Doubtful, and Loss assets are considered “classified assets” for regulatory purposes. A brief description of these grades follows:

•	The four Pass classification grades represent a level of credit quality, which ranges from no well-defined deficiency or weakness to some noted weakness, yet risk of default is expected to be remote.

•	A Special Mention asset does not currently expose us to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management’s close attention.

•	Substandard assets have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

•	An asset classified Doubtful has all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Doubtful is considered to be a temporary classification until resolution of pending weakness issues enables the potential for loss to be more clearly evaluated.

•	That portion of an asset classified Loss is considered uncollectible and of so little value that its continuance as an asset is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer charging off all or that portion of the asset deemed uncollectible even though partial recovery may be effected in the future.

The total ALLL is comprised of specific and general valuation allowances:

•	Specific valuation allowances (“SVA”): A loan or lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When we determine that a loss is probable, an SVA is established for the amount of the loss by determining the difference between our recorded investment in the loan and estimated fair value or net realizable value of the underlying collateral. If the loan is determined to be “troubled collateral dependent” the fair value of the collateral is used to determine the SVA.

•	General valuation allowance (“GVA”): This element takes into consideration losses that are imbedded within the portfolio but have not yet been realized. The total GVA estimate involves a high degree of management judgment based upon many considerations. The process involves the segregation of the loan and lease portfolio by type and assigned classification grade. Loss factors applied to each portfolio segment are estimated based upon actual loss experience, current trends, and other considerations. This process excludes loans for which specific valuation allowances have been established.

The table below summarizes the ranges of these probable loss factors for each of our loan categories.

	Probable Loss Factors (basis points)
Loan Type	Pass	Special Mention	Substandard	Doubtful
One-to-four family	2-88	150-500	300-1,000	5,000
Multi-family	2-103	200	500	5,000
Commercial real estate	3-132	300	600	5,000
Construction and land	4-161	500	1,200	5,000
Commercial	13-500	600-900	1,350-1,650	5,000
Consumer	3-2,000	500-2,000	1,000-4,000	5,000

The GVA also includes an allocation for large borrower risk. We have a number of borrowers who, individually or in the aggregate, have large lending relationships with us – defined as aggregating $10.0 million or more for construction loans and $5.0 million or more for commercial business loans. Large borrower risk for other loan portfolios (i.e. commercial real estate and multifamily) is determined to be negligible as we have a very limited number of large borrower relationships (i.e. $10 million or more). Because of the risk inherent in large lending relationships, if one loan should default or show material weaknesses it can adversely affect the borrower’s ability to perform on other indebtedness to us. Utilizing the above aggregate balance thresholds for the March 31, 2005, ALLL analysis, we had 41 construction loan borrowers with aggregate committed balances averaging $24.2 million per borrower and 13 commercial business borrowers with aggregate outstanding balances averaging $12.5 million per borrower. Based upon the inherent loss potential from such concentrations of loans to individual borrowers, we judgmentally applied a probable loss factor to these multiple borrower relationships in determining an appropriate level of GVA. This methodology resulted in the inclusion of $7.7 million applicable to large borrower risk in our March 31, 2005 ALLL.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

	For the Year Ended March 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Beginning balance	$30,819	31,121	31,359	31,022	27,838
Provision for loan and lease losses	2,654	2,725	4,840	5,000	5,004
Charge-offs:
Real estate:
One-to-four family	—	(194)	(69)	(78)	(524)
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	(216)
Construction and land	—	—	—	(3,012)	—
Commercial loans and leases	(532)	(3,584)	(4,978)	(612)	(223)
Consumer	(510)	(489)	(692)	(1,069)	(898)

Total	(1,042)	(4,267)	(5,739)	(4,771)	(1,861)
Recoveries	871	1,240	661	108	41

Ending balance	$33,302	30,819	31,121	31,359	31,022

Allowance for loan and lease losses as a percent of gross loans and leases	0.83%	0.84	0.99	1.11	1.22
Net charge-offs to average gross loans and leases outstanding	0.01%	0.09	0.19	0.17	0.07
Non-performing loans as a percent of gross loans and leases	0.30%	0.37	0.59	0.16	0.45

The probable loss exposure on the Four-Cs generally exceeds that of the residential mortgage portfolio. As a result, if the level of probable losses were to remain constant between periods for all segments of the portfolio, the increases we have achieved in the proportion of the portfolio comprised by the Four-Cs would be expected to result in an increase in the ratio of allowance for loan and lease losses to gross loans. However, based upon the following factors, we have reduced the probable loss rates used in determining the GVA:

•	Lower historical loss experience as reflected by a reduction in the ratio of net charge-offs to average gross loans and leases outstanding from 0.19% for fiscal 2003 to 0.09% and 0.01% for fiscal 2004 and 2005 respectively;

•	An improvement in the ratio of non-performing loans as a percent of gross loans and leases from 0.59% at March 31, 2003 to 0.37% and 0.30% at March 31, 2004 and 2005, respectively; and

•	Improvement in overall current economic conditions, particularly in the regions in which our lending operations are focused.

As a result, the ratio of allowance for loan and lease losses as a percent of gross loans and leases has decreased from 0.99% at March 31, 2003 to 0.84% and 0.83% at March 31, 2004 and 2005, respectively. We will continue to monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition and other factors.

In determining the amount of the GVA, we stratify our loan portfolio into approximately 100 segments based upon factors such as loan type and internal classification. Each of these segments is assigned a separate probable loss factor.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS who can order the establishment of additional loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLL. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. The policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish an acceptable allowance evaluation process that meets the objectives set forth in the policy statement. While the Bank believes that it has established an adequate ALLL, there can be no assurance that regulators, in reviewing the Bank’s loan and lease portfolio, will not request the Bank to materially increase its ALLL, thereby negatively affecting the Bank’s financial condition and earnings. Although management believes that an adequate ALLL has been established, further additions to the level of ALLL may become necessary.

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

At March 31, 2005 and 2004 we had gross balances of $24.1 million and $9.3 million, respectively, of assets criticized as Special Mention, on which there were no SVAs. The main components of assets criticized as Special Mention at March 31, 2005 were three commercial business loans and two construction loans with balances outstanding totaling $9.7 million.

At March 31, 2005, we had $27.0 million of assets, net of specific allowances of $2.8 million, classified as Substandard, compared to $30.1 million, net of specific allowances of $4.5 million, classified as Substandard at March 31, 2004.

Included in Substandard assets at March 31, 2005 is a construction loan of $7.2 million, net of specific allowances of $2.8 million, on a project in Murrieta, California and three commercial business loans aggregating $11.9 million. See “Non-Accrual, TDRs and Past-Due Loans.”

Our present policy is generally to continue to classify a troubled-debt restructured (“TDR”) loan as Substandard until the asset has performed at normal contract terms for a period of six to twelve months. Where there has been a forgiveness of principal or interest, a sub-market interest rate granted, or a substantial lengthening of the loan term due to credit or collateral weaknesses, the loan is generally considered a TDR. Although the regional economy, in general, was strong during fiscal 2005, we continued to utilize early intervention and flexibility in restructuring some troubled loans with borrowers rather than foreclosing on the underlying properties. See “Non-Accrual, TDRs and Past-Due Loans.”

At March 31, 2005, no assets were classified as Doubtful compared to one loan classified as Doubtful with a gross balance of $79,000 at March 31, 2004. At March 31, 2005 and 2004, there were no assets classified as Loss.

The composition of assets classified Substandard at March 31, 2005 and 2004 is set forth on the following page.

	At March 31, 2005
	Loans and Leases			Foreclosed Assets			Total Substandard Assets
	Gross Balance	Net Balance (1)	Number of Loans and Leases	Gross Balance	Net Balance (1)	Number of Loans	Gross Balance	Net Balance (1)	Number of Loans and Leases
	(Dollars in thousands)
Real estate:
Residential:
One-to-four family	$1,738	$1,702	8	$—	$—	—	$1,738	$1,702	8
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Construction and land	9,977	7,227	1	—	—	—	9,977	7,227	1

Sub-total	11,715	8,929	9	—	—	—	11,715	8,929	9
Commercial loans and leases	17,834	17,800	26	—	—	—	17,834	17,800	26
Consumer	273	273	11	—	—	—	273	273	11

Total	$29,822	$27,002	46	$—	$—	—	$29,822	$27,002	46

	At March 31, 2004
	Loans and Leases			Foreclosed Assets			Total Substandard Assets
	Gross Balance	Net Balance (1)	Number of Loans and Leases	Gross Balance	Net Balance(1)	Number of Loans	Gross Balance	Net Balance(1)	Number of Loans and Leases
	(Dollars in thousands)
Real Estate:
Residential:
One-to-four family	$1,728	$1,728	9	$668	$653	1	$2,396	$2,381	10
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Construction and land	20,553	18,053	2	—	—	—	20,553	18,053	2

Sub-total	22,281	19,781	11	668	653	1	22,949	20,434	12
Commercial loans and leases	10,918	9,143	20	221	30	1	11,139	9,173	21
Consumer	453	453	38	—	—	—	453	453	38

Total	$33,652	$29,377	69	$889	$683	2	$34,541	$30,060	71

(1)	Net balances are reduced for specific loss allowances established against substandard loans, leases and foreclosed assets.

Non-Accrual, TDRs and Past-Due Loans. The following table sets forth information regarding non-accrual loans, assets acquired in foreclosure and TDR loans. There were no leases that were on non-accrual status or classified as a TDR as of any of the period ends presented. At March 31, 2005, there were three TDR loans consisting of two commercial business loans and one construction loan totaling $9.4 million, net of valuation allowances of $2.8 million. One of the TDRs, a construction loan totaling $7.2 million, net of valuation allowances of $2.8 million classified as a non-accrual loan is discussed below.

Non-accrual loans totaled $12.2 million or 0.30 % of gross loans at March 31, 2005 as compared to $13.6 million or 0.37 of gross loans at March 31, 2004. Included in non-accrual loans was a construction loan located in Murrieta, California totaling $10.0 million, which has a SVA of $2.8 million, is classified as a TDR and was paid through March 2002. This loan is secured by 20 partially completed homes. A mold situation developed in some of the materials used in construction of the homes. As a result, completion of the homes has been suspended while the extent of the problem is being ascertained and all necessary corrective action is taken. There are no other loans that are greater than $1.0 million that are classified as non-accrual loans.

It is our policy to cease accruing and to establish an allowance for all previously accrued but unpaid interest on loans and leases 90 days or more past due. For the years ended March 31, 2005, 2004, 2003, 2002 and 2001, the amount of interest income that would have been recognized on non-accrual loans, if such loans had continued to perform in accordance with their contractual terms, was $788,000, $939,000, $1.0 million, $330,000 and $733,000, respectively, none of which was recognized.

During the years ended March 31, 2005 and 2004, our average investment in impaired loans and leases was $13.6 million and $28.4 million, respectively. Interest income recorded under the accrual method during these periods was $302,000 and $920,000, respectively.

The following table sets forth the non-accrual loans, foreclosed assets, classified assets and TDRs in our loan portfolio as of the dates indicated.

	At March 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual loans (5):
Residential real estate:
One-to-four family	$1,738	1,728	2,776	3,049	5,420
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	285	—
Construction and land (3) (4)	9,977	9,811	11,680	—	4,572
Commercial business loans (4)	216	1,644	3,513	65	437
Consumer	273	453	603	1,095	1,052

Total	12,204	13,636	18,572	4,494	11,481
Foreclosed assets, net (1)	—	683	75	507	351

Non-performing assets	$12,204	14,319	18,647	5,001	11,832

Performing TDR loans, net (3)	$2,150	2,688	3,729	27,941	3,012

Non-performing TDR loans, net (4)	$7,227	7,388	—	—	—

Classified assets, gross	$31,505	34,620	43,099	74,904	62,102
Allowance for loan and lease losses as a percent of gross loans and leases receivable	0.83%	0.84	0.99	1.11	1.22
Allowance for loan and lease losses as a percent of total non-performing loans (2)	272.88	226.01	167.57	697.80	270.20
Non-performing loans as a percent of gross loans and leases receivable (2)	0.30	0.37	0.59	0.16	0.45
Non-performing assets as a percent of total assets (2)	0.31	0.39	0.59	0.16	0.51

(1)	Foreclosed asset balances are shown net of related loss allowances.
(2)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans.
(3)	At March 31, 2001 the Bancorp’s $3.0 million loan for a 296 home residential development located in Castaic, California is included in non-accrual and TDR loans. This loan was classified as impaired and non-accrual due to cost overruns and constructions delays. At March 31, 2003, the Bank’s loans on the Castaic development are the only loans reported as TDR. At March 31, 2004, the $2.7 million in performing TDRs represents three commercial business loans, comprised of a corporate line of credit of $3.1 million with a SVA of $1.5 million, a business loan to a manufacturer of electronic equipment racks of $1.0 million with no SVA and a second mortgage on a single-family residential home of $43,000 with a SVA of $24,000. At March 31, 2005, the $2.1 million in performing TDR’s represents two commercial business loans, comprised of a loan to an excavation and grading contractor of $1.8 million and a loan to a wholesale printing company of $323,000 with no SVA.
(4)	At March 31, 2004, two loans totaling $7.4 million are reported as non-performing TDR loans and as non-accrual loans, which consists of the $7.3 million loan, net of SVA of $2.5 million, on the construction project located in Murrieta, California and a commercial business loan for $76,000. At March 31, 2005, the only non-performing TDR is the Murrieta loan, at $7.2 million, net of SVA of $2.8 million, on the construction project located in Murrieta, California.
(5)	There were no leases that were on non-accrual status or classified as a TDR as of any of the period ends presented.

The following table sets forth delinquencies in our loan and lease portfolio as of the dates indicated.

	At March 31, 2005				At March 31, 2004
	60-89 Days		90 Days or More(1)		60-89 Days		90 Days or More(1)
	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases
	(Dollars in thousands)
One-to-four family	1	$112	8	$1,738	3	$299	9	$1,728
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Construction and land	—	—	1	9,977	—	—	1	9,811
Commercial loans and leases	—	—	3	216	—	—	9	1,644
Consumer	2	57	11	273	—	—	38	453

Total	3	$169	23	$12,204	3	$299	57	$13,636

	At March 31, 2003
	60-89 Days		90 Days or More(1)
	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases (2)
	(Dollars in thousands)
One-to-four family	5	$984	18	$2,776
Multi-family	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	5	11,104	3	11,680
Commercial loans and leases	—	—	8	3,513
Consumer	3	61	50	603

Total	13	$12,149	79	$18,572

(1)	Loans 90 days or more past due are included in non-accrual loans. See “Lending Activities - Non-Accrual, TDRs and Past Due Loans.”
(2)	At March 31, 2003, the $11.7 million of construction and land loans that were 90 days or more delinquent included three loans on a residential development in Murrieta, California for which the Bank had determined no SVA was required at that time. Events that occurred subsequent to that date have resulted in one of those loans requiring a SVA. See “Lending Activities - Non-Accrual, TDRs and Past Due Loans.”

The following tables set forth the amount of our allowance for loan and lease losses, the percent of allowance for loan and lease losses to total allowance and the percent of gross loans and leases to total gross loans and leases in each of the categories listed at the dates indicated.

	At March 31,
	2005			2004			2003
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loan and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases
	(Dollars in thousands)
One-to-four family	$432	1.3%	40.2%	$415	1.4%	46.4%	$578	1.8%	44.9%
Multi-family	106	0.3	3.4	39	0.1	2.5	121	0.4	2.3
Commercial real estate	1,236	3.7	13.0	1,558	5.1	12.8	1,152	3.7	12.7
Construction and land	20,187	60.6	32.6	18,563	60.2	29.2	16,271	52.3	30.3
Commercial loans and leases	10,434	31.4	4.9	9,510	30.8	4.3	12,199	39.2	4.7
Consumer	907	2.7	5.9	734	2.4	4.8	800	2.6	5.1

Total allowance for loan and lease losses	$33,302	100.0%	100.0%	$30,819	100.0%	100.0%	$31,121	100.0%	100.0%

	At March 31,
	2002			2001
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases
	(Dollars in thousands)
One-to-four family	$672	2.1%	49.8%	$1,549	5.0%	52.5%
Multi-family	191	0.6	2.8	228	0.7	3.4
Commercial real estate	2,829	9.0	11.0	891	2.9	9.2
Construction and land	19,588	62.5	25.3	17,835	57.5	23.4
Commercial loans and leases	5,947	19.0	5.5	5,334	17.2	5.2
Consumer	2,132	6.8	5.6	5,185	16.7	6.3

Total allowance for loan and lease losses	$31,359	100.0%	100.0%	$31,022	100.0%	100.0%

Foreclosed Assets

At March 31, 2005, we had no foreclosed assets. If we foreclose on an asset, it is initially recorded at fair value. Subsequent to foreclosure, we periodically perform valuations and the assets are carried at the lower of cost or estimated fair value less costs of disposition. Valuation adjustments to foreclosed assets are recorded through a specific valuation allowance to “assets acquired through foreclosure, net,” on our balance sheet and a charge to “foreclosed asset operations” on our income statement. It is our policy to obtain an appraisal on all foreclosed assets at the time of possession.

The following table sets forth certain information with regard to our foreclosed assets.

	At March 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Foreclosed Assets
Assets acquired in settlement of loans	$—	889	75	507	400
Allowance for losses	—	(206)	—	—	(49)

Total foreclosed assets, net	$—	683	75	507	351

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

The investment policy of the Bank, as established by the Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate or credit risk, and complement the Bank’s lending activities. Specifically, the Bank’s policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations that are investment grade.

Our investment powers are substantially broader than those permitted for the Bank. Our investment policy as established by our Board of Directors, while generally consistent with that of the Bank, permits us to invest in equity securities and non-rated corporate debt obligations. Unlike the securities comprising the Bank’s investment portfolio, which by their nature present little risk of loss of principal or interest, our equity and non-rated corporate debt investments are subject to partial or complete diminution in market value upon the occurrence of adverse economic events affecting the issuers of the securities. At March 31, 2005, we had equity investments of $1.9 million. The remainder of the $68.7 million investment securities portfolio consisted of investment grade corporate and U.S. Treasury and agency securities.

At March 31, 2005, our MBS portfolio consisted of the following categories:

MBS Category	Carrying Value	Percentage of Portfolio
	(Dollars in thousands)
One year CMT (1)	$112,665	44.9%
U.S Treasury	60,200	24.0
One year LIBOR	33,128	13.2
Fixed rate (seasoned)	19,732	7.9
Five to seven year balloon	24,646	9.8
Six month LIBOR	583	0.2

Total	$250,954	100.0%

(1)	Includes hybrid ARMs of $64.6 million.

All of our MBS are insured or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

Investments in MBS involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At March 31, 2005, the aggregate net premium associated with our MBS portfolio was $3.2 million or 1.3 percent of the aggregate unpaid principal balance on the portfolio. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

During the fiscal year ended March 31, 2004, our CMO portfolio completely paid off primarily due to the very high level of prepayments resulting from the low interest rate environment. Our CMO portfolio consisted principally of monthly adjustable rate securities tied to the one month LIBOR and Prime, and were backed by mortgages insured by FNMA or FHLMC.

We evaluate all of our securities on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. At March 31, 2005, we determined that there was no other-than-temporary impairment of any of our securities.

The following table sets forth certain information regarding the carrying and fair values of our mortgage-backed securities at the dates indicated.

	At March 31,
	2005		2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$40,547	40,547	9,510	9,510	15,369	15,369
FHLMC	99,769	99,769	120,734	120,734	39,127	39,127
FNMA	110,638	110,638	162,644	162,644	160,770	160,770

Total available-for-sale	$250,954	250,954	292,888	292,888	215,266	215,266

The following table sets forth certain information regarding the carrying and fair values of our investment securities at the dates indicated.

	At March 31,
	2005		2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Held-to-maturity:
U.S. government and federal agency obligations	$6,736	6,647	5,742	5,979	5,753	5,957

Total held-to-maturity	6,736	6,647	5,742	5,979	5,753	5,957

Available-for-sale:
Corporate debt securities	60,042	60,042	51,152	51,152	49,398	49,398
Equity securities:
Direct	1,896	1,896	8,367	8,367	4,982	4,982
Mutual funds	—	—	3,438	3,438	39,714	39,714

Total available-for-sale	61,938	61,938	62,957	62,957	94,094	94,094

Total	$68,674	68,585	68,699	68,936	99,847	100,051

The following table sets forth certain information regarding the carrying and fair values of our collateralized mortgage obligations at the dates indicated.

	At March 31,
	2005		2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available-for-sale:
Collateralized mortgage obligations:
FHLMC	$—	—	—	—	12,387	12,387
FNMA	—	—	—	—	2,813	2,813

Total	$—	—	—	—	15,200	15,200

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of our mortgage-backed securities and investment securities as of March 31, 2005. The table presented represents stated final maturities and does not reflect scheduled principal payments.

	At March 31, 2005
	One Year or less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Mortgage-backed securities:
Available-for-sale:
GNMA	$—	—%	$—	—%	$—	—%	$40,547	3.65%	$40,547	3.65%
FHLMC	33	5.35	24,672	3.29	19	10.00	75,045	4.07	99,769	3.88
FNMA	72	6.89	765	7.07	17,488	4.57	92,313	3.95	110,638	4.07

Total mortgage-backed securities	$105	6.40%	$25,437	3.40%	$17,507	4.58%	$207,905	3.94%	$250,954	3.93%

Investment securities:
Held-to-maturity:
U.S. government and federal agency obligations	$—	—%	$6,736	2.73%	$—	—%	$—	—%	$6,736	2.73%

Total held-to-maturity	—	—	6,736	2.73	—	—	—	—	6,736	2.73

Available-for-sale:
Corporate debt securities	34,485	1.95	9,909	2.26	—	—	15,648	6.78	60,042	3.20
Equity securities:
Direct	—	—	—	—	—	—	1,896	27.58	1,896	27.58
Mutual funds	—	—	—	—	—	—	—		—	—

Total available-for-sale	34,485	1.95	9,909	2.26	—	—	17,544	9.03	61,938	3.95

Total investment securities	$34,485	1.95%	$16,645	2.45%	$—	—%	$17,544	9.03%	$68,674	3.84%

Sources of Funds

General. Our source of funds for lending, investing and other general purposes are deposits, loan and securities repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of passbook accounts, NOW and other demand accounts, money market savings accounts (collectively “core deposits”) and certificate accounts. The terms of the fixed-rate certificate accounts we offer vary from 90 days to 71 months. We establish offering rates on a weekly basis. Once an account is established, additional deposits are generally not permitted into the fixed-rate accounts. We presently offer a variable rate certificate whose rate is indexed to the one year CMT and on which additions are permitted. We also offer a step-up certificate account that permits additions and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. At March 31, 2005, we had $631.7 million of certificate accounts maturing in less than one year. We expect to retain a substantial portion of these maturing dollars. Our deposits are obtained predominantly from the areas in which our branch offices are located and we rely primarily on customer service and long-standing relationships with our customers to attract and retain these deposits.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Net cash inflows	$242,220	92,456	103,599
Interest credited on deposit accounts	38,671	36,482	53,545

Total increase in deposit accounts	$280,891	128,938	157,144

At March 31, 2005, we had $489.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$105,695	2.33%
Over three through six months	133,536	2.78
Over six through 12 months	75,055	3.02
Over 12 months	175,085	4.17

Total	$489,371	3.22%

The following table sets forth the distribution of our average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended March 31,
	2005			2004			2003
	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield
	(Dollars in thousands)
Non-interest bearing demand	$249,622	9.6%	—%	$184,762	7.8%	—%	$138,178	6.1%	—%
Passbook	170,493	6.6	0.30	152,423	6.4	0.34	132,796	5.9	0.71
Money market savings	742,246	28.7	1.63	535,283	22.6	1.35	452,640	20.1	2.16
NOW	526,667	20.3	0.72	619,375	26.2	1.00	550,260	24.5	1.83

Total core deposits	1,689,028	65.2	0.97	1,491,843	63.0	0.93	1,273,874	56.6	1.63

Certificate accounts:
Variable-rate certificates of deposit	5,711	0.2	2.56	3,990	0.2	1.91	13,631	0.6	3.49
Step-up certificates of deposit	95,309	3.7	1.77	60,263	2.5	1.65	46,537	2.1	2.56
Less than 6 months	42,132	1.6	1.15	52,535	2.2	1.10	66,937	3.0	1.78
6 through 11 months	136,426	5.3	1.68	129,779	5.5	1.21	173,236	7.7	2.13
12 through 23 months	262,126	10.1	1.85	291,599	12.3	1.84	388,904	17.3	3.08
24 through 47 months	160,278	6.2	3.02	182,525	7.7	3.62	165,697	7.4	4.44
48 months or greater	200,722	7.7	4.62	155,225	6.6	4.92	119,907	5.3	5.17
Other	—	—	—	—	—	—	2	0.0	5.64

Total certificate accounts	902,704	34.8	2.61	875,916	37.0	2.61	974,851	43.4	3.29

Total average deposits	$2,591,732	100.0%	1.54%	$2,367,759	100.0%	1.55%	$2,248,725	100.0%	2.35%

The following table presents, by various rate categories, the periods to maturity of the certificate accounts outstanding at March 31, 2005 and the amount of certificate accounts outstanding at the dates indicated.

	Period to Maturity from March 31, 2005						March 31,
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	2005	2004	2003
	(Dollars in thousands)
0.00 through 4.00%	$593,054	98,769	26,183	18,166	23,681	149	760,002	727,804	705,119
4.01 through 5.00%	28,011	15,502	32,418	2,989	41,481	218	120,619	89,340	128,576
5.01 through 6.00%	3,730	20,300	38,866	38	103	53	63,090	66,085	69,988
6.01 through 7.00%	7,135	97	—	—	—	—	7,232	10,884	18,203
7.01 through 8.00%	—	—	—	—	—	—	—	—	483

Total	$631,930	134,668	97,467	21,193	65,265	420	950,943	894,113	922,369

FHLB Advances and Other Borrowings. We utilize FHLB advances and reverse repurchase agreements as alternative sources of funds to retail deposits. These borrowings are collateralized by securities and, in the case of certain FHLB advances, certain of our mortgage loans and secondarily by our investment in the capital stock of the FHLB. See “Regulation and Supervision—Federal Home Loan Bank System.” The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateralization requirements. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account. At March 31, 2005, we had no outstanding reverse repurchase agreements. The use of reverse repurchase agreements involves the risk that between the dates of “sale” and subsequent repurchase, a decline in the market value of the underlying security may require the sale of additional securities to the counterparty to the reverse repurchase agreement.

At March 31, 2005, we had outstanding FHLB advances of $757.5 million at a weighted average cost of 2.52%. The original terms of the FHLB advances outstanding at March 31, 2005 range from 1 day to 10 years. As of March 31, 2005 the Bank had maximum unused borrowing capacity from the FHLB of San Francisco of $1.03 billion. Based upon pledged collateral in place, the available borrowing capacity was $351.9 million at March 31, 2005. We expect to continue to utilize FHLB advances and to a much lesser degree reverse repurchase agreements as secondary sources of funds to balance the differential net cash flows arising from loan, securities and deposit activities.

In the past, we have used putable borrowings (primarily FHLB advances). Under the putable advance program, in exchange for a favorable interest rate on the borrowing, we granted to the FHLB an option to “put” the advance back to us at specified quarterly “put” dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, we obtained funds below the cost of non-putable FHLB advances, which had fixed maturities between the first “put” date and the final maturity date of the putable advance. In exchange for this favorable funding rate, we are exposed to the risk that the advance is “put” back to us following an increase in the general level of interest rates causing us to initiate a new borrowing at a less advantageous cost. Our use of putable advances allowed us to extend the term to maturity and initial “put” dates of our funding in connection with increased investment in hybrid and balloon MBS products. We have not initiated any new putable advances since May 1998. At March 31, 2005, only one putable borrowing in the amount of $15.0 million remains outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management.”

Junior Subordinated Debentures - On September 30, 2004, we issued $30.0 million of floating rate trust preferred securities (“Capital Securities”) through a newly formed unconsolidated special purpose trust, PFF Bancorp Capital Trust I (the “Trust”). We formed and capitalized the Trust through the issuance of $928,000 of our floating rate junior subordinated debentures. The Trust was formed for the exclusive purpose of issuing the Capital Securities and using the proceeds from that issuance to acquire an additional $30.0 million of our floating rate junior subordinated debentures. We used the proceeds for general corporate purposes, including $15.0 million in capital contributions to the Bank, to support continued growth in the Four Cs. The distributions paid on the junior subordinated debentures are reflected as interest expense in the consolidated statements of earnings. Because the Bancorp is not the primary beneficiary of the Trust, the financial statements of the Trust are not included in our consolidated financial statements. At March 31, 2005, we had $30.9 million of junior subordinated debentures outstanding. The junior subordinated debentures mature November 23, 2034, are callable in full or in part on November 23, 2009 and quarterly thereafter, bear interest at three month LIBOR plus 2.20 percent and pay interest quarterly on February 23, May 23, August 23 and November 23 of each year.

The following table sets forth certain information regarding our borrowed funds at or for the periods ended on the dates indicated.

	At or for the Years Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$827,035	562,885	465,631
Maximum amount outstanding at any month-end during the year	985,000	845,000	523,000
Amount outstanding at year end (1)	757,500	845,000	481,000
Average interest rate:
For the year	2.05%	2.22	4.06
At year end	2.52	1.72	3.30

Reverse repurchase agreements:
Average amount outstanding during the year	$1,688	1,303	800
Maximum amount outstanding at any month-end during the year	4,470	4,385	4,385
Amount outstanding at year end	—	4,000	4,385
Average interest rate:
For the year	1.87%	1.94	2.15
At year end	—	1.67	2.15

Promissory note (2):
Average amount outstanding during the year	$3,517	149	—
Maximum amount outstanding at any month-end during the year	11,923	2,600	—
Amount outstanding at year end	11,923	2,600	—
Average interest rate:
For the year	7.10%	7.00	—
At year end	7.00	7.00	—

(1)	Included in the balance of FHLB advances outstanding at March 31, 2005, 2004 and 2003 is a putable borrowing of $15.0 million bearing interest at 5.39%. The maturity date for this borrowing is February 12, 2008, with quarterly put dates from May 12, 2003 through the final maturity date.
(2)	The promissory note was entered into by Diversified Builder Services, Inc. to finance its builder service operations.

Subsidiary Activities

Diversified Builder Services, Inc. (“DBS”), was incorporated in California on February 25, 2003, and commenced operations in April 2003 as a wholly owned subsidiary of the Bancorp. DBS is a provider of financing services, including real estate consulting services, property entitlement, loan and equity placement and opportunity and mezzanine lending to home builders and land developers. While sound in all respects, these loans typically cannot be originated by the Bank, usually due to short time frames under which underwriting and approval must take place. The Managing Director of DBS is the former head of the Bank’s Major Loan Department and DBS does business with borrowers with whom we have a long standing relationship and then only with respect to properties with which we are intimately familiar. The typical DBS loans have a term of three-to-six months with the potential for additional extensions of up to an additional twelve months upon payment of additional fees. DBS loans are all secured by properties against which the loans are made and also typically include personal guarantees. At March 31, 2005, DBS had outstanding loans of $43.6 million, net, included in our totals for construction and land and commercial loans. DBS had $47.0 million in total assets at March 31, 2005 and net earnings of $2.9 million for fiscal 2005.

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

Glencrest Investment Advisors, Inc. (“Glencrest”), a Delaware corporation, is a wholly owned subsidiary of the Bancorp. Glencrest functions as a Registered Investment Advisor and is engaged in offering investment and asset management services to individuals and institutions such as foundations and endowments, pension plans and charitable organizations. As of June 30, 2002, Glencrest purchased PFF Financial Services, Inc. from Pomona Financial Services, Inc. and renamed it Glencrest Insurance Services, Inc. Glencrest had consolidated assets of $1.9 million at March 31, 2005 and a net loss of $1.1 million for fiscal 2005. Glencrest had total assets under management of $250.8 million at March 31, 2005.

Glencrest Insurance Services, Inc. (“GIS”) a California corporation, is a wholly owned subsidiary of Glencrest. Prior to July 2003, GIS operated as PFF Financial Services, Inc., a wholly owned subsidiary of Pomona Financial Services, Inc. GIS sells various personal and business insurance policies, fixed and variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. GIS had $281,000 in total assets at March 31, 2005 and net earnings of $96,000 for fiscal 2005.

Pomona Financial Services, Inc. (“PFS”), a California corporation, is a wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporation described below and acts as trustee under deeds of trusts. PFS had total assets of $266,000 at March 31, 2005 and a net loss of $85,000 for fiscal 2005.

Diversified Services, Inc. (“DSI”), a California corporation, is a wholly owned subsidiary of PFS. DSI had historically participated as an investor in residential real estate projects, but has engaged in no such activity since fiscal 2000. DSI may consider additional real estate activities as market conditions warrant. For the year ended March 31, 2005, DSI had minimal activity and a nominal loss.

In addition to our wholly-owned bank subsidiaries, we have the following unconsolidated subsidiary:

PFF Bancorp Capital Trust I - On September 30, 2004, we issued $30.0 million of floating rate trust preferred securities (“Capital Securities”) through a newly formed unconsolidated special purpose trust, PFF Bancorp Capital Trust I (the “Trust”). The terms of the Capital Securities are identical to those of the junior subordinated debentures — See “Sources of Funds — Junior Subordinated Debentures. We have fully and unconditionally guaranteed the Capital Securities along with the obligation of the Trust under its trust agreement. We are not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company.

Personnel

As of March 31, 2005, we had 585 full-time employees and 144 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good. See “Item 11 — Executive Compensation” for a description of certain compensation and benefit programs offered to our employees.

REGULATION AND SUPERVISION

We are regulated as a savings and loan holding company by the OTS under the Home Owners’ Loan Act, as amended (the “HOLA”). We are also required to file reports with, and otherwise comply with the rules and regulations of the SEC under the federal securities laws. The Bank, as a federally charted savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its deposit insurer. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition and it must obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors.

The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, the SEC or the United States Congress, could have a material adverse impact on the Bancorp, the Bank and their operations and stockholders.

On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act (“GLB Act”). The GLB Act, among other things, repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on us and the Bank, where relevant, is discussed throughout the regulation section below.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings banks and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations, and does not purport to be a complete description of their effects on the Bank and us.

Holding Company Regulation

We are a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, we are required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over us and any of our non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. Unlike bank holding companies, a savings and loan holding company is not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

“Grandfathered” Savings and Loan Holding Company Status. Because we acquired the Bank prior to May 4, 1999, we are a “grandfathered” unitary savings and loan holding company under the GLB Act. As such, we have no restrictions on our business activities, provided the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation — QTL Test.” If, however, we are acquired by a non-financial company, or if we acquire another savings association subsidiary (and becomes a multiple savings and loan holding company), we will terminate our “grandfathered” unitary savings and loan holding company status, and become subject to certain limitations on the types of business activities in which it could engage. All “non-grandfathered” unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including us, directly or indirectly, from acquiring:

•	Control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

•	Through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval;

•	More than 5% of the voting stock of a savings association or savings and loan holding company that is not a subsidiary; or

•	Control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	In the case of certain emergency acquisitions approved by the FDIC;

•	If such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•	If the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located, or by a holding company that controls such a state chartered association.

In addition, if the Bank fails the QTL test, we must register with the FRB as a bank holding company under the Bank Holding Company Act within one year of the Bank’s failure to so qualify.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations are limited to a specified percentage of the institution’s capital or assets.

Lending and Investment Powers. The Bank derives its lending and investment powers from the HOLA and OTS regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate; commercial, community development, small business and consumer loans; certain types of government-related debt securities; and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank’s authority to invest in certain types of loans and leases or other investments is limited by federal law. The Bank may also establish operating subsidiaries that may engage in activities or investments permissible for federal savings banks.

All lending activities are subject to general safety and soundness limits against over-concentration of investments in particular types of assets.

Loans and Leases-to-One-Borrower Limitations. Under HOLA, the Bank is generally subject to the same limits on loans and leases-to-one borrower as is a national bank. With specified exceptions, the Bank’s total loans and leases or extensions of credit to a single borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans and leases or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently complies with applicable loans and leases-to-one-borrower limitations.

QTL Test. Under the HOLA, the Bank must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months of the most recent 12-month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” For purposes of the QTL test, “portfolio assets” means, in general, the Bank’s total assets less the sum of:

•	Specified liquid assets up to 20% of total assets;

•	Goodwill and other intangible assets; and

•	The value of property used to conduct the Bank’s business.

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended (the “Code”). At March 31, 2005, and in each of the prior 12 months, the Bank met the QTL test, and, therefore, qualified as a thrift lender. If the Bank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a bank charter.

Capital Requirements. OTS regulations require the Bank to meet three minimum capital standards:

•	A tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

•	A leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings bank has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System; and

•	A risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets.

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-based assets for the purpose of the risk-based capital requirement, the Bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

The following table presents the Bank’s capital position at March 31, 2005.

	Actual	Required	Excess	Actual Percentage	Required Percentage
	(Dollars in thousands)
Tangible	$323,016	57,829	265,187	8.38%	1.50%
Core (Leverage)	323,016	154,211	168,805	8.38	4.00
Risk-based	352,562	240,282	112,280	11.74	8.00

As the foregoing table indicates, at March 31, 2005, the Bank met each of its capital requirements.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of the Bank, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. The CRA also requires all institutions to publicly disclose their CRA ratings. The Bank received an “outstanding” CRA rating in its most recent examination, which was reported in April 2005.

The CRA regulations establish an assessment system that bases an institution’s rating on its actual performance in meeting community needs. In particular, the system focuses on three tests:

•	A lending test, to evaluate the institution’s record of making loans and leases in its assessment areas.

•	An investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses.

•	A service test, to evaluate the institution’s delivery of services through its full service branch offices, ATMs and other offices.

Transactions with Related Parties. The Bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, the OTS regulations prohibit a savings bank from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Effective April 1, 2003, the Federal Reserve Board (“FRB”), rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B. The FRB’s final rule does not by its terms apply to savings associations. However, because the OTS incorporates Regulation W and applies it to savings associations, sections 23A and 23B of the FRA apply to every savings association in the same manner and to the same extent as if a savings association were a member bank. The OTS rule incorporates all applicable provisions and exceptions prescribed by the FRB in Regulation W, provides guidance regarding the additional prohibitions on savings associations with respect to transactions with affiliates under HOLA, and set out the additional restrictions that the OTS imposes on savings associations under HOLA with regard to transactions with affiliates.

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

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders of the Bank and the Bancorp, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. Notwithstanding the foregoing, directors and executive officers are eligible for a preferential rate and terms under the PFF Director and Employee Mortgage Loan Policy which is a benefit and compensation program widely available to our employees. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Section 402 of the Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley Act”), prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Enforcement. The OTS has primary enforcement responsibility over savings associations, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices. The FDIC also has the authority to recommend to the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OTS, the FDIC may take action under certain circumstances.

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

In addition, the OTS has adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan of compliance or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus the Bank’s retained net income for the previous two years.

The OTS may disapprove of a notice or application if:

•	The Bank would be undercapitalized following the distribution.

•	The proposed capital distribution raises safety and soundness concerns or

•	The capital distribution would violate a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or the FDIC, or a condition imposed on the Bank in an OTS-approved application or notice.

During fiscal 2005, the Bank paid cash dividends to the Bancorp totaling $30.0 million.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the association’s capital:

•	Well capitalized;

•	Adequately capitalized;

•	Undercapitalized;

•	Significantly undercapitalized, or

•	Critically undercapitalized.

At March 31, 2005, the Bank met the criteria for being considered “well-capitalized.” When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

Insurance of Deposit Accounts. The Bank is a member of, and pays it deposit insurance assessments to, the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the quarter ending three months before the beginning of the assessment period. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine risk assessment classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.00% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0142% of insured deposits to fund interest payments on bonds issued by the Financing

Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments, which are adjusted quarterly, will continue until the Financing Corporation bonds mature in 2017.

The Bank’s assessment rate for fiscal 2005 ranged from 1.4 to 1.5 basis points and the premium paid for this period was $363,000 all of which was paid towards the Financing Corporation bonds. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of San Francisco, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The FHLB of San Francisco has a single class of capital stock with a par value of $100 per share that may be issued, exchanged, redeemed and repurchased only at par value. Each member of the FHLB of San Francisco must maintain a minimum investment in FHLB of San Francisco capital stock equal to the greater of (i) a membership stock requirement equal to 1.0% of the member’s assets that qualify as collateral security (up to a maximum of $25 million) or (ii) an activity-based stock requirements equal to 4.7% of the member’s outstanding advances, plus 5.0% of any portion of any mortgage loan sold by the member under a mortgage asset program. In addition, the capital plan requires each member to own stock in an amount equal to a capital stock assessment, to be imposed by the FHLB of San Francisco. The Bank was in compliance with these requirements with an investment in the capital stock of the FHLB of San Francisco at March 31, 2005, of $41.8 million. Any advances from the FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would be affected.

Under the GLB Act, membership in the FHLB System is now voluntary for all federally-chartered savings banks, such as the Bank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by the GLB Act, the FHLB of San Francisco adopted a capital plan, described above, which was implemented on April 1, 2004.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed by totaling three components: the savings association’s total assets, supervisory condition and complexity of business. The assessments paid by the Bank for the fiscal year ended March 31, 2005 totaled $613,000.

Branching. Subject to certain limitations, HOLA and OTS regulations permit federally-chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (i) in states that expressly authorize branches of savings associations located in another state, and (ii) to an association that qualifies as a “domestic building and loan association” under the Code, which imposes qualification requirements similar to those for a “qualified thrift lender” under HOLA. See “QTL Test.” The authority under HOLA and the OTS regulatory authority preempts any state law purporting to regulate branching by federal savings institutions.

Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Standards. Effective July 1, 2001, financial institutions, including the Bancorp and the Bank, became subject to FDIC regulations implementing the privacy protection provisions of the GLB Act. These regulations require financial institutions to disclose to customers at the time of establishing the customer relationship and annually thereafter, the institution’s privacy policy including identifying with whom the institution shares “non-public personal information.” In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with unaffiliated third parties. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Trust Activities Regulation. The Bank derives its trust activity powers from Section 5(n) of the HOLA and the regulations and policies of the OTS. Under these laws, regulations and policies, the trust activities of federal savings banks are governed by both federal laws and state laws. Generally, the scope of trust activities that the Bank can provide will be governed by the laws of the states in which the Bank is “located” (as such term is defined under the regulations of the OTS), while other aspects of the trust operations of the Bank are governed by federal laws and regulations. If the trust activities of a federal savings bank are located in more than one state, however, then the scope of fiduciary services the federal savings bank can provide will vary depending on the laws of each state.

The Bank, through its trust department, acts as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of March 31, 2005, the trust department of the Bank maintained approximately $283.4 million in assets under custody or management.

Federal Reserve System

The Bank is subject to provisions of the FRA and the FRB’s regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $42.1 million. The amount of aggregate transaction accounts in excess of $42.1 million are currently subject to a reserve ratio of 10.0%. The FRB regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year.

The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Securities Laws

Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

The Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) requires the registration of thrifts which engage in trust activities. Therefore, the Bank is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act, and as such it is subject to the provisions of the Investment Advisers Act and related regulations. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations.

The Sarbanes-Oxley Act

As a public company, we are subject to the Sarbanes-Oxley Act. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rulemaking promulgated by the SEC includes:

•	The creation of an independent accounting oversight board.

•	Auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients.

•	Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	A requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting. The initial application of this requirement was effective for the fiscal year ended March 31, 2005;

•	The possibility of forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	An increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	A requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	A requirement that companies disclose whether at least one member of the committee is an “audit committee financial expert” (as such term is defined by the SEC) and if not, why not;

•	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	Disclosure of a code of ethics and the requirement of filing of Form 8-K for a change or waiver of such code;

•	Mandatory disclosure by analysts of potential conflicts of interest; and

•	A range of enhanced penalties for fraud and other violations.

Furthermore, the New York Stock Exchange (the “NYSE”) has also implemented corporate governance rules, which implement the mandates of the Sarbanes- Oxley Act. The NYSE rules include,

among other things, ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees and requiring stockholder approval of all new stock option plans and all material modifications.

Although we anticipate that we will incur ongoing expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition beyond that reflected in our results of operations for the year ended March 31, 2005.

The USA PATRIOT Act

The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules, which became effective on October 1, 2003, require each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report instances of money laundering through those accounts.

•	Section 318, which became effective December 25, 2001, prohibits financial institutions from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Delaware General Corporation Law

We are incorporated under the laws of the State of Delaware. Thus, we are subject to regulation by the State of Delaware and the rights of our shareholders are governed by the Delaware General Corporation Law.

FEDERAL AND STATE TAXATION

General. We report our income on a fiscal year basis using the accrual method of accounting, which is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. We file federal income tax returns on a consolidated basis. During our 2005 fiscal year, the California Franchise Tax Board began an examination of the tax years ended March 31, 1998 through March 31, 2000, March 31, 2002 and March 31, 2003. To date, the examination has not resulted in any final adjustments to taxable income for the years under examination. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.

Tax Bad Debt Reserve. Formerly, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts and to make annual additions, which additions could, within specified formula limits, be deducted in arriving at taxable income.

Although the Bank no longer can use the reserve method of accounting for bad debt, its tax bad debt reserve balance of approximately $25.3 million (as of March 31, 1988) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank’s current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. We do not expect to be subject to the alternative minimum tax.

Dividends Received Deduction and Other Matters. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

State of California. The California franchise tax rate applicable to us equals the franchise tax rate applicable to nonfinancial corporations plus 2%, currently 10.84%. The Bancorp and its subsidiaries file California state franchise tax returns on a combined basis. Assuming that the holding company form of organization continues to be utilized, the Bancorp, as a savings and loan holding company commercially domiciled in California, will generally be treated as a financial corporation and subject to the general corporate tax rate plus 2% as discussed previously.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Bancorp is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties.

At March 31, 2005, we were conducting business through 29 full-service branch offices, three trust offices, a Southern California regional loan center, one loan origination office in Northern California, three registered investment advisory offices for Glencrest, and one DBS office. In April 2005, we closed our Ontario Mills branch located in Ontario, California and in May 2005, we opened our 29th full service savings branch in Riverside, California.

We own the building and land of the following full service branch offices located in California:		We lease the building and land of the following full service branch offices located in California:		We own the building and lease the land of the following full service branch offices located in California:
Pomona	Cathedral City	Leased Property	Expiration	Leased Property	Expiration

Upland	Alta Loma	Rancho Cucamonga	2010	Montclair	2010
Indian Hill	29 Palms	Upland-Northwest	2013	Chino Spectrum	2022
Chino	La Verne	Ontario-Mills	2005
San Dimas	Ontario	Foothill Crossing	2015
Yucca Valley	Terra Vista	Corona	2008
Claremont	Diamond Bar	Fontana	2022
Palm Desert	La Quinta	Tustin	2010
Glendora	Yucaipa	Beaumont	2014
Yorba Linda

We own the building and land of our Regional Loan Center, Data Operations Center, Records Management and Human Resources/Training Centers. We lease the land and building of our administrative office and Glencrest’s administrative office, which expire in 2011 and 2013, respectively. We lease office space for our two other Glencrest’s offices in Irvine and Palm Desert, which expire in 2005 and 2007, respectively. One of our trust offices shares office space in the Claremont banking branch, and we lease office space for two other trust offices in Palm Desert and Hemet, which expire in 2007 and leased on a monthly basis, respectively. DBS shares office space in the Claremont banking branch, and a loan origination office in Northern California leases office space, which is leased on a monthly basis.

As of March 31, 2005, the net book value of owned real estate including the full service branch offices located on leased land totaled $20.7 million. The net book value of leased offices was $2.8 million. The net book value of furniture, fixtures and electronic data processing equipment was $6.5 million.

Item 3. Legal Proceedings.

Other than routine litigation incidental to our business, neither we, nor any of our subsidiaries are the subject of any material pending legal proceeding and, to the best of our knowledge, no such proceedings are contemplated by any governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “PFB.” The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of our common stock. As of May 31, 2005, there were approximately 5,196 holders of our common stock, which includes those holding shares in street name.

	High	Low	Closing
Year Ended March 31, 2005
First Quarter	$27.30	23.03	24.83
Second Quarter	26.27	23.17	25.51
Third Quarter	31.45	25.07	30.89
Fourth Quarter	30.92	27.24	27.60

Year Ended March 31, 2004
First Quarter	$18.72	15.26	18.41
Second Quarter	21.35	18.24	21.25
Third Quarter	25.83	21.28	24.19
Fourth Quarter	27.07	22.62	25.42

Cash dividend activity during the fiscal years ended March 31, 2005 and March 31, 2004 was as follows:

Record Date	Payment Date	Amount per share
June 11, 2004	June 25, 2004	$.133
September 10, 2004	September 24, 2004	$.133
December 10, 2004	December 23, 2004	$.133
March 11, 2005	March 24, 2005	$.150

June 13, 2003	June 27, 2003	$.047
September 12, 2003	September 26, 2003	$.107
December 12, 2003	December 26, 2003	$.107
March 12, 2004	March 26, 2004	$.133

We may pay additional dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors considers the declaration of dividends on a quarterly basis.

During fiscal 2005, we retired 1,522,450 shares of common stock that had been repurchased in fiscal 2005 and 2004. During fiscal 2005, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005, to shareholders of record on February 15, 2005.

On March 26, 2003, our Board of Directors, authorized the repurchase of up to 1,260,000 shares of our common stock in open market transactions based on market conditions, our discretion and our overall financial condition. On January 26, 2005, our Board of Directors authorized the addition of 1,200,000 shares to the 288,420 shares that were remaining under the March 2003 repurchase authorization.

Common stock repurchases were as follows:

	Common Stock Repurchased (1)
	Total Number of shares	Average Price Per Share	Total Shares Purchased Under Repurchase Program	Shares Remaining Under Repurchase Program
January 1, 2005 through January 31, 2005	283,613	$28.84	283,613	1,204,808
February 1, 2005 through February 28, 2005	227,138	28.23	227,138	977,670
March 1, 2005 through March 31, 2005	239,399	28.02	239,399	738,270

(1)	During fiscal 2005, 2004 and 2003, we repurchased 1,229,100, 454,200 and 3,807,720 of our common shares, respectively at weighted average prices of $26.65, $23.27 and $15.79, respectively.

Item 6. Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto - See “Item 8. Financial Statements and Supplementary Data.”

	At March 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Selected Balance Sheet Data:

Total assets	$3,911,061	3,677,694	3,154,024	3,042,932	2,886,431
Investment securities held-to-maturity	6,736	5,742	5,753	703	702
Investment securities available-for-sale	61,938	62,957	94,094	93,820	59,137
Mortgage-backed securities available-for-sale	250,954	292,888	215,266	196,580	302,964
Collateralized mortgage obligations available-for-sale	—	—	15,200	62,778	82,315
Trading securities	—	—	—	2,334	2,375
Loans held for sale	1,466	2,119	3,327	106	583
Loans and leases receivable, net(1)	3,431,544	3,149,318	2,688,950	2,494,667	2,285,307
Deposits	2,735,937	2,455,046	2,326,108	2,168,964	2,021,261
FHLB advances and other borrowings	769,423	851,600	485,385	558,000	575,000
Junior subordinated debentures	30,928	—	—	—	—
Stockholders’ equity, substantially restricted	336,926	316,371	273,132	284,077	257,998

(continued on next page)

	For the Year Ended March 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$209,934	180,324	185,376	215,731	239,949
Interest expense	58,260	49,329	72,247	104,624	143,471

Net interest income	151,674	130,995	113,129	111,107	96,478
Provision for loan and lease losses	2,654	2,725	4,840	5,000	5,004

Net interest income after provision for loan and lease losses	149,020	128,270	108,289	106,107	91,474
Non-interest income	27,475	25,038	19,898	17,043	14,319
Non-interest expense:
General and administrative expense	90,492	79,902	67,466	62,127	57,066
Foreclosed asset operations, net	75	339	(190)	(102)	(324)

Total non-interest expense	90,567	80,241	67,276	62,025	56,742

Earnings before income taxes	85,928	73,067	60,911	61,125	49,051
Income taxes	40,155	32,118	25,489	25,761	20,791

Net earnings	$45,773	40,949	35,422	35,364	28,260

Basic earnings per share	$1.86	1.70	1.40	1.35	1.11

Diluted earnings per share	$1.81	1.63	1.35	1.31	1.07

Dividends declared per share	$0.550	0.394	0.171	0.133	0.114
Dividend payout ratio (2)	30%	24	13	10	11

(continued on next page)

	For the Year Ended March 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Performance Ratios (3):
Return on average assets	1.20%	1.25	1.16	1.19	0.95
Return on average equity	13.81	13.63	12.39	12.80	11.81
Average equity to average assets	8.67	9.16	9.40	9.28	8.04
Equity to total assets at end of period	8.61	8.60	8.66	9.34	8.94
Net interest spread (4)	3.96	3.97	3.59	3.51	2.93
Net interest margin (5)	4.08	4.11	3.81	3.83	3.31
Average interest-earning assets to average interest-bearing liabilities	108.00	108.74	109.16	108.91	107.72
Efficiency ratio (6)	50.51	51.21	50.72	48.48	51.51
General and administrative expense to average assets	2.37	2.44	2.22	2.09	1.92
Capital (2)(7):
Tangible capital ratio (12)	8.38	7.64	8.17	8.63	8.28
Core capital ratio (12)	8.38	7.64	8.17	8.63	8.28
Risk-based capital ratio (12)	11.74	11.21	11.85	12.87	12.72
Book value per share outstanding	$13.60	12.69	11.05	10.36	9.28
Tangible book value per share outstanding (10)	$13.54	12.65	11.00	10.31	9.23
Shares outstanding at end of period	24,782,623	24,922,496	24,716,180	27,423,071	27,800,741
Asset Quality (3):
Non-performing loans as a percent of gross loans and leases receivable (8) (13)	0.30%	0.37	0.59	0.16	0.45
Non-performing assets as a percent of total assets (8) (13)	0.31	0.39	0.59	0.16	0.41
Allowance for loan and lease losses as a percent of gross loans and leases receivable (9)	0.83	0.84	0.99	1.11	1.22
Allowance for loan and lease losses as a percent of non-performing loans (8) (9)	272.88	226.01	167.57	697.80	270.20
Net charge-offs	$171	3,027	5,078	4,663	1,820
Number of full-service customer facilities (11)	29	26	26	24	24
Loan and lease originations	$2,457,186	2,166,638	1,872,746	1,433,821	1,049,535

(1)	The allowances for loan losses at March 31, 2005, 2004, 2003, 2002, and 2001 were $33.3 million, $30.8 million, $31.1 million $31.4 million, and $31.0 million, respectively.
(2)	Dividends declared per common share as a percentage of diluted earnings per share.
(3)	Asset Quality Ratios and Capital Ratios are end of period ratios. Performance Ratios are based on average daily balances during the indicated periods.
(4)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percent of average interest-earning assets.
(6)	Efficiency ratio represents general and administrative expense as a percent of net interest income plus non-interest income.
(7)	For definitions and further information relating to the Bank’s regulatory capital requirements, see “Regulation - Federal Savings Institution Regulation - Capital Requirements.”
(8)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. It is the Bank’s policy to cease accruing interest on loans 90 days or more past due. See “Item 1 - Business - Lending Activities - Non-Accrual, TDRs and Past Due Loans” and “Real Estate”.
(9)	See “Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses” for a discussion of factors and methodology utilized in determination of allowance for loan and lease losses.
(10)	Stated book value minus goodwill.
(11)	In April 2005, we closed our Ontario Mills branch located in Ontario, California and in May 2005, we opened our 29th full service savings branch in Riverside, California.
(12)	PFF Bank & Trust only.
(13)	There were no non-performing leases at any of the period ends presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies

The following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our consolidated financial statements:

•	Allowance for losses on loans, leases and foreclosed assets. We evaluate the adequacy of the allowance for losses on our loans, leases and foreclosed assets on a quarterly basis for the purpose of maintaining an appropriate allowance to provide for losses inherent in the loan and lease portfolio. A key component to the evaluation is the internal asset review process. The Internal Asset Review Committee meets quarterly to review the recommendations from the Internal Asset Review Department for asset classifications and valuation allowances.

On a monthly basis, we monitor and modify the Allowance for Loan and Lease Losses (“ALLL”) based upon economic conditions, loss experience, changes in portfolio composition and other factors. In determining the amount of the GVA, we stratify our loan portfolio into approximately 100 segments based upon factors such as loan type and internal classification. Each of these segments is assigned a separate probable loss factor. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of Thrift Supervision (the “OTS”) who can order the establishment of additional loss allowances.

The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLL. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. The policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish an acceptable allowance evaluation process that meets the objectives set forth in the policy statement. While the Bank believes that it has established an adequate ALLL, there can be no assurance that regulators, in reviewing the Bank’s loan and lease portfolio, will not request the Bank to materially increase its ALLL, thereby negatively affecting the Bank’s financial condition and earnings. Although management believes that an adequate ALLL has been established, further additions to the level of ALLL may become necessary. For further information, see “Item 1 — Lending Activities — Allowance for Loan and Lease Losses”, “Item 1 — Foreclosed Assets” and “Notes 5 and 6 to the Consolidated Financial Statements.”

•	Mortgage Servicing Rights. Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights (“MSR”) through the sale of mortgage loans which are sold with servicing rights retained. At the time of sale, the total cost of the mortgage loans is allocated to the MSR and the mortgage loans based upon their relative fair values. The MSR are included in other assets and as a component of the gain on the sale of loans. The MSR are amortized in proportion to and over the estimated period of the net servicing income. This amortization is reflected as a component of loan and servicing fees. The MSR are periodically reviewed for impairment based upon their fair value. We determine fair value based on the present value of future expected cash flows using management’s best estimates of key assumptions including prepayment speeds and discount rates commensurate with the risks involved. Information supporting the assumptions is obtained from reputable market sources. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. For further information, see “Item 1 — Lending Activities — Loan Servicing” and “Note 9 to the Consolidated Financial Statements.”

•

Other-Than-Temporary Impairment. Investment securities held-to-maturity are carried at cost, or in the case of mortgage-backed securities and collateralized mortgage obligations at unpaid principal balance, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. It is our intent and within our ability, to hold these securities until maturity as part of our portfolio of long-term interest earning assets. We evaluate all of our investment securities held-to-maturity on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity.

Investment securities and mortgage-backed securities available-for-sale are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. We evaluate all of our investment securities and mortgage-backed-securities available for sale on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. For further information, see “Item 1 — Investment Activities” and “Notes 2 and 3 to the Consolidated Financial Statements.”

Asset/Liability Management

Our earnings depend primarily on our net interest income. Net interest income is affected by net interest spread. Changes in net interest spread (collectively, “interest rate risk”) are influenced to a significant degree by the repricing characteristics of assets and liabilities (“timing risk”), the relationship between various rates (“basis risk”), customer options, and changes in the shape of the yield curve.

Our Asset/Liability Committee (“ALCO”) is responsible for implementing the policies designed to manage our interest rate risk exposure. The Board of Directors approves acceptable interest rate risk levels designed to provide sufficient net interest income and net present value of shareholders’ equity (“NPV”) assuming specified changes in interest rates. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.

One measure of our exposure to interest rate risk is shown in the following table which sets forth the repricing frequency of our major assets and liabilities as of March 31, 2005. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, scheduled principal payments and estimated prepayments. Repricing of liabilities is based upon the contractual maturities, estimated decay rates for core deposits, and the earliest repricing opportunity for variable and floating rate instruments. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used, or if actual experience differed from that assumed.

	March 31, 2005
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 12 Months	More than 12 Months to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Cash, investment securities and FHLB stock (1)	$4,026	4,724	45,000	5,700	—	95,907	155,357
Loans, leases and mortgage-backed securities: (1)
Mortgage-backed securities (2)	34,021	32,584	55,166	77,271	47,679	4,233	250,954
Loans and leases receivable, net (2)	1,714,165	342,776	360,703	619,862	323,252	72,252	3,433,010

Total loans, leases and mortgage-backed securities	1,748,186	375,360	415,869	697,133	370,931	76,485	3,683,964

Total interest-earning assets	1,752,212	380,084	460,869	702,833	370,931	172,392	3,839,321
Non-interest earning assets	—	—	—	—	—	71,740	71,740

Total assets	$1,752,212	380,084	460,869	702,833	370,931	244,132	3,911,061

Interest-bearing liabilities:
Fixed maturity deposits	$224,694	232,329	174,907	232,135	86,459	419	950,943
Core deposits (3)	375,937	375,938	752,455	—	—	280,664	1,784,994

Total deposits	600,631	608,267	927,362	232,135	86,459	281,083	2,735,937
Borrowings (4)	232,500	172,650	194,273	145,000	25,000	—	769,423
Junior subordinated debentures (5)	—	—	—	—	—	30,928	30,928

Total interest-bearing liabilities	833,131	780,917	1,121,635	377,135	111,459	312,011	3,536,288
Non-interest bearing liabilities	—	—	—	—	—	37,847	37,847
Equity	—	—	—	—	—	336,926	336,926

Total liabilities and stockholders’ equity	$833,131	780,917	1,121,635	377,135	111,459	686,784	3,911,061

Interest sensitivity gap	$919,081	(400,833)	(660,766)	325,698	259,472	(442,652)	—
Cumulative interest sensitivity gap	919,081	518,248	(142,518)	183,180	442,652	—	—
Cumulative interest sensitivity gap as a percentage of total assets	23.50%	13.25	(3.64)	4.68	11.32	—
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	210.32	132.11	94.79	105.88	113.73	108.57

(1)	Based upon contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)	Projected average constant prepayment rates (CPR) for the next twelve months are 26%.
(3)	Assumes 100% of interest-bearing core deposits are subject to repricing in year one. Non-interest bearing deposits are classified in the “More than 5 Years” category.
(4)	Putable borrowings are presented based upon their contractual maturity date.
(5)	Based on contractual maturity

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

We forecast our net interest income for the next twelve months, and our NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this “base case” has been established, we subject our balance sheet to instantaneous and sustained rate changes to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. Our model provides forecasts of net interest income and NPV for each of those rate change scenarios. The table below indicates the results of our internal modeling of our balance sheet as of March 31, 2005 and 2004. The internal calculation of our sensitivity to changes in interest rates would vary substantially if different assumptions were used, or if our customers’ responses to changes in interest rates resulted in changes in the structure of our balance sheet.

	March 31, 2005		March 31, 2004
	Percentage Change
Change in Interest Rates (basis points)(3)	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1) (3)	Net Portfolio value (2) (3)
+200	1.22%	(3.68)	(0.74)	(13.60)
+100	0.84	(1.24)	0.12	(3.80)
-100	(1.63)	0.04	(0.89)	0.01
-200	(5.97)	(0.18)	N/A	N/A

(1)	This percentage change represents the impact to net interest income for a one-year period assuming we do not change the structure of our balance sheet.
(2)	This percentage change represents the NPV for us assuming no changes to the structure of our balance sheet.
(3)	A negative 200 basis point rate shock was not calculated for March 31, 2004 due to the low level of interest rates.

The results from the asset/liability model indicate that net interest income has greater sensitivity to changes in interest rates at March 31, 2005 than was the case at March 31, 2004 and is forecasted to improve in an up 200 basis point rate scenario as of March 31, 2005, rather than decrease in an up 200 basis point rate scenario a year earlier. The change in earnings sensitivity was due to several factors.

•	The Four-C products comprise a greater percentage of our earning assets and are generally more responsive to changes in interest rates.

•	Our funding sources continued to transition to a greater percentage of core deposits which have exhibited less responsiveness to interest rate changes.

•	The seasoning of our residential mortgage loans over the past year has resulted in the weighted average term to first reset of our hybrid ARM portfolio shortening from 44 months at March 31, 2004 to 37 months at March 31, 2005.

During the past year we have changed the modeling assumptions for our interest bearing core deposit products. While core deposit accounts are anticipated to exhibit less sensitivity to rate changes than either CD accounts or fixed rate borrowings, it is anticipated that they will exhibit greater sensitivity to upward movements in rates at March 31, 2005 than one-year earlier. The increase in the general level of short-term interest rates resulting from the Federal Reserve’s tightening of monetary policy beginning in June 2004 has increased the differential between rates paid on certificate accounts (“CDs”) and interest-bearing core deposits providing depositors with a greater opportunity to increase returns by transferring from core deposits to CDs. Our assumption of increased rate sensitivity for our core deposits is also based upon changes in the general competitive environment. We are beginning to see increasing rate driven competition for our deposit customers in the form of competitors’ promotional offerings on short-term CDs and higher-rate money market accounts. While we will continue to make every effort to continue to increase our deposit base through reasonable rate negotiation and promotional offerings there is an increasing possibility that some of our deposit customers may be attracted to promotional rates offered by our competitors necessitating that we respond with increases to our deposit pricing.

Our modeling indicates decreased sensitivity to the NPV of equity at March 31, 2005 compared to March 31, 2004. The factors discussed above affecting the sensitivity of earnings have contributed to the decrease in the sensitivity of NPV. The Four-C products, with generally shorter maturities, and greater rate reset frequency are generally less susceptible to market value deterioration in times of rising rates than mortgage products with longer maturities, less frequent rate reset opportunities, and periodic rate caps.

The change in sensitivity of NPV was also impacted by changes in our funding mix. At March 31, 2005, 70 percent of our total asset base was funded with deposits compared to 67 percent at March 31, 2004. Deposit accounts typically exhibit lower sensitivity to rate changes than do borrowings. The lower sensitivity provides greater stability for funding costs during times of rising interest rates. This stability in funding costs is expressed as a “deposit intangible” in modeling of NPV. Typically the market value of the deposit intangible moves inversely with the market value of assets. When rates rise, the market value of assets will typically decline and the value of the deposit intangible will increase. With a greater percentage of assets funded with deposits, there is a larger deposit intangible available to counter the impact of changing interest rates.

Results of Operations

Overview

Assets

Total assets increased $233.4 million or 6% during fiscal 2005 to $3.91 billion. The increase in total assets reflects a $282.2 million or 9% increase in loans and leases receivable, net, partially offset by a decrease of $42.0 million in securities. The $282.2 million increase in loans and leases receivable, net, is comprised of a $330.4 million or 24% increase in the Four-Cs partially offset by a reduction in one-to-four family residential mortgages reflecting our continued emphasis on the higher yielding Four-Cs loan products. That emphasis is further demonstrated by the origination figures in the following table:

	Year Ended March 31,
	2005		2004		2003
	Amount	Percentage of total Originations	Amount	Percentage of total Originations	Amount	Percentage of total Originations
	(Dollars in thousands)
Construction and Land	$1,362,879	55%	$1,254,181	58%	$1,046,034	56%
Commercial Real Estate	164,294	7	168,562	8	159,650	8
Consumer	243,418	10	164,752	8	143,753	8
Commercial Loans and Leases	294,575	12	229,221	10	190,133	10

Subtotal – Four Cs	2,065,166	84	1,816,716	84	1,539,570	82
Residential and Other (1)	392,020	16	349,922	16	333,176	18

Total Originations	$2,457,186	100%	$2,166,638	100%	$1,872,746	100%

(1)	Includes 1-4 family and multi-family.

The net disbursed balance of the Four-Cs increased $330.4 million between March 31, 2004 and 2005 and $132.7 million between March 31, 2003 and 2004. At March 31, 2005, the aggregate disbursed balance of the Four-Cs was $1.71 billion or 50% of loans and leases receivable, net compared to $1.38 billion or 44% at March 31, 2004.

We are continuing to allocate our capital first to supporting our strong Four-Cs loan growth and secondly to maintaining our quarterly cash dividend. It has been our policy that excess capital above our targeted capital to assets ratio range of approximately 8.25% - 8.50% has been used to continue our stock repurchase program. See “Part II Item 5 — Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We believe that utilizing excess capital to repurchase our common stock is preferable to growing our securities portfolio. Reflecting that philosophy, we have established an internal guideline of limiting securities as a percentage of total assets to no more than 10 percent. At March 31, 2005, securities represented 8% of total assets and averaged 9% of total assets for fiscal 2005.

Liabilities

Deposits increased $280.9 million or 11% during fiscal 2005 to $2.74 billion. Reflecting our emphasis on core deposits as will as general interest rate and competitive market conditions, our customers did not have an incentive to place money into CDs as opposed to interest -bearing liquid accounts. Core deposits increased $224.1 million or 14% during fiscal 2005 to $1.78 billion or 65% of total deposits. Although we believe some rate sensitive CD customers placed money in higher yielding liquid accounts during fiscal 2005, our weighted average cost of core deposits for fiscal 2005 remained low at 0.97% compared to 0.93% for fiscal 2004. This low weighted average cost of core deposits was positively influenced by strong growth in non-interest bearing demand deposits, which increased $67.2 million or 31 percent during fiscal 2005 to $281.3 million or 10 percent of total deposits.

During fiscal 2005, we issued $30.9 million of junior subordinated debentures, of which $15.0 million of the proceeds from this issuance were used to provide the Bank with a cost-effective source of regulatory capital. See “Part 1 Item 1 — Description of Business — Sources of Funds-Junior Subordinated Debentures” and “Regulation and Supervision — Federal Savings Institution Regulation” and “Liquidity and Capital Resources” within this section.

The $82.2 million decrease in FHLB advances and other borrowings during fiscal 2005 reflects the $47.5 million of deposit growth in excess of total asset growth along with $30.9 million of proceeds raised from the issuance of the subordinated debentures.

Stockholders’ Equity

Total stockholders’ equity increased from $316.4 million or 8.60% of total assets at March 31, 2004 to $336.9 million or 8.61% of total assets at March 31, 2005. These levels remain slightly above our 8.25% - 8.50% target range. Consistent with our philosophy of favoring share repurchases over increasing our investment in securities, during fiscal 2005, we repurchased 1,229,100 shares at a weighted average price of $26.65 per share. We also increased our quarterly cash dividend by 13% to $0.15 per share effective with our fourth quarter dividend paid in March 2005. Our dividend payout ratio for fiscal 2005 was 30%, see “Part II Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Operating Results

Our net income for fiscal 2005 totaled $45.8 million or $1.81 per diluted share, up from fiscal 2004’s $40.9 million or $1.63 per diluted share, and fiscal 2003’s $35.4 million or $1.35 per diluted share.

The increase in our net income between fiscal years primarily reflected the following:

•	Increases in net interest income arising from growth in average interest-earning assets.

•	Decreases in provision for loan and lease losses attributable to an improvement in the level of asset quality.

•	Increases in non-interest income arising from:

•	Increases in deposit and related fees arising from growth in transaction accounts.

•	Increases in gain on sales of securities.

•	Increase in trust, investment and insurance fees from growth in assets under management and higher insurance fee income.

These favorable items were partially offset by increases in general and administrative expense attributable principally to compensation and benefits expense.

Net Interest Income

Net interest income is the difference between the interest and dividends earned on loans and leases, mortgage-backed securities and investment securities (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”). The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principal items affecting net interest income.

Our net interest income totaled $151.7 million in fiscal 2005, up $20.7 million or 16% from fiscal 2004. Between fiscal 2003 and 2004 net interest income increased $17.9 million or 16%. These increases were primarily attributable to increases in average interest-earnings assets of $526.8 million or 17% between fiscal 2004 and 2005 and $224.4 million or 8% between fiscal 2003 and 2004. After expanding 38 basis points between fiscal 2003 and 2004, net interest spread contracted 1 basis point between fiscal 2004 and 2005 due principally to a high level of turnover in the loan and lease portfolio.

Our net interest spread and net interest income are also impacted by the repricing or rate adjustment characteristics of our interest-earning assets and interest-bearing liabilities.

The following table presents for the years indicated the total dollar amount of:

•	interest income from average interest-earning assets and the resultant yields; and

•	interest expense on average interest-bearing liabilities and the resultant costs, expressed as rates.

The table also sets forth our net interest income, net interest spread and net interest margin. Net interest margin reflects net interest spread and the relative level of interest-earning assets to interest-bearing liabilities.

Average Balance Sheets

The following table sets forth certain information relating to us for the years ended March 31, 2005, 2004 and 2003. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees that are considered adjustments to yields.

	Year Ended March 31,
	2005			2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:

Interest-earning assets:
Interest-earning deposits and short-term investments	$28,661	$534	1.86%	$40,893	$362	0.89%	$48,113	$736	1.53%
Investment securities, net	67,656	2,211	3.27	73,412	2,591	3.53	113,792	4,784	4.20
Mortgage-backed securities, net	263,136	9,944	3.78	241,605	9,219	3.82	150,911	8,203	5.44
Collateralized mortgage obligations, net (2)	—	—	—	2,532	(327)	(12.91)	49,974	92	0.18
Loans and leases receivable, net (1)	3,312,790	195,390	5.90	2,801,246	167,309	5.97	2,573,543	169,954	6.60
FHLB stock	44,633	1,855	4.16	30,374	1,170	3.85	29,296	1,607	5.49

Total interest-earning assets	3,716,876	209,934	5.65	3,190,062	180,324	5.65	2,965,629	185,376	6.25
Non-interest-earning assets	107,834			91,201			76,243

Total assets	$3,824,710			$3,281,263			$3,041,872

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand deposit accounts	$249,622	—	—	$184,762	—	—	$138,178	—	—
Passbook accounts	170,493	504	0.30	152,423	523	0.34	132,796	941	0.71
Money market savings accounts	742,246	12,077	1.63	535,283	7,229	1.35	452,640	9,762	2.16
NOW accounts	526,667	3,796	0.72	619,375	6,177	1.00	550,260	10,050	1.83
Certificate accounts	902,704	23,557	2.61	875,916	22,841	2.61	974,851	32,038	3.29

Total	2,591,732	39,934	1.54	2,367,759	36,770	1.55	2,248,725	52,791	2.35
FHLB advances and other borrowings	834,435	17,375	2.08	566,022	12,559	2.22	468,110	19,456	4.16
Junior subordinated debentures	15,509	951	6.13	—	—	—	—	—	—

Total interest-bearing liabilities	3,441,676	58,260	1.69	2,933,781	49,329	1.68	2,716,835	72,247	2.66

Non-interest-bearing liabilities	51,498			47,065			39,190

Total liabilities	3,493,174			2,980,846			2,756,025
Stockholders’ equity	331,536			300,417			285,847

Total liabilities and stockholders’ equity	$3,824,710			$3,281,263			$3,041,872

Net interest income		$151,674			$130,995			$113,129

Net interest spread			3.96			3.97			3.59
Net interest margin			4.08			4.11			3.81
Ratio of interest-earning assets to interest- bearing liabilities	108.00%			108.74%			109.16%

(1)	We have included interest income from non-accrual loans only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans.
(2)	During fiscal year ended March 31, 2004, our CMO portfolio completely paid off primarily due to the very high level of prepayments resulting from the low interest rate environment. The ($327,000) of interest earned represents the accelerated amount of premium amortization in excess of interest collected.

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

	Year Ended March 31, 2005 Compared to Year Ended March 31, 2004				Year Ended March 31, 2004 Compared to Year Ended March 31, 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$(109)	398	(117)	172	(110)	(310)	46	(374)
Investment securities, net	(203)	(192)	15	(380)	(1,696)	(763)	266	(2,193)
Mortgage-backed securities, net	822	(99)	2	725	4,934	(2,451)	(1,467)	1,016
Collateralized mortgage obligations, net	327	—	—	327	(85)	(6,544)	6,210	(419)
Loans and leases receivable, net (1)	30,539	(2,015)	(443)	28,081	15,028	(16,143)	(1,530)	(2,645)
FHLB stock	549	93	43	685	59	(480)	(16)	(437)

Total interest-earning assets	31,925	(1,815)	(500)	29,610	18,130	(26,691)	3,509	(5,052)

Interest-bearing liabilities:
Passbook accounts	61	(68)	(12)	(19)	139	(487)	(70)	(418)
Money market savings accounts	2,794	1,483	571	4,848	1,785	(3,664)	(654)	(2,533)
NOW and other demand deposit accounts	(714)	(305)	(1,362)	(2,381)	1,689	(4,763)	(799)	(3,873)
Certificate accounts	699	(3)	20	716	(3,255)	(6,652)	710	(9,197)
FHLB advances and other borrowings	5,959	(780)	(363)	4,816	4,073	(9,087)	(1,883)	(6,897)
Junior subordinated debentures	951	—	—	951	—	—	—	—

Total interest-bearing liabilities	9,750	327	(1,146)	8,931	4,431	(24,653)	(2,696)	(22,918)

Change in net interest income	$22,175	(2,142)	646	20,679	13,699	(2,038)	6,205	17,866

(1)	We have included interest income from non-accrual loans only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans.

Provision for Loan and Lease Losses

We recorded a $2.7 million provision for loan and lease losses during fiscal 2005 compared to provisions of $2.7 million and $4.8 million for fiscal 2004 and fiscal 2003, respectively. See “Lending Activities — Allowance for Loan and Lease Losses”.

Non-Interest Income

Our total non-interest income was $27.5 million for fiscal 2005, compared to $25.0 million for fiscal 2004 and $19.9 million for fiscal 2003. This significant components of total non-interest were as follow:

Deposit and Related Fees

Deposit and related fees totaled $10.5 million in fiscal 2005, up $487,000 from fiscal 2004 and $1.7 million from fiscal 2003. These increases reflect the continued growth in our core deposits and related transaction fee income.

The following table presents a breakdown of deposit and related fees during the years indicated.

	2005	2004	2003
	(Dollars in thousands)
Monthly maintenance and deposit related service fees	$8,336	7,692	6,598
Automated teller machine fees	1,950	2,096	1,994
Other fees	228	239	223

Total deposit and related fees	$10,514	10,027	8,815

Loan and Servicing Fees

Loan and servicing fees totaled $6.5 million for fiscal 2005, a decrease of $124,000 from fiscal 2004 and up $1.2 million from fiscal 2003. The primary factor contributing to these changes was an increase in loan principal paydowns from $1.87 billion in fiscal 2003 to $2.35 billion in fiscal 2004 and $2.38 billion in fiscal 2005. Loan and servicing fee income is shown net of amortization of our MSR asset. Our portfolio of loans serviced for others decreased from $141.9 million in March 31, 2003 to $119.6 million in March 31, 2004 and increased to $121.3 million in March 31, 2005.

The following table presents a breakdown of loan and servicing fees for the years indicated:

	2005	2004	2003
	(Dollars in thousands)
Loan servicing fees	$6,599	6,779	5,487
Amortization of MSR	(32)	(58)	(74)
Impairment of MSR	(96)	(126)	(151)

	$6,471	6,595	5,262

At March 31, 2005, our MSR asset was $307,000.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees increased to $4.4 million for fiscal 2005 after remaining relatively flat at $3.8 million for fiscal 2004 and $3.9 million for fiscal 2003, primarily reflecting changes in assets under custody or management. Consolidated trust assets and assets under management were $382.8 million, $372.2 million and $254.9 million at March 31, 2005, 2004 and 2003, respectively. Consolidated assets under management at March 31, 2005, include $250.8 million managed by Glencrest, which includes $103.3 million of assets generated by Glencrest with the remainder representing assets generated by the Bank’s Trust Department. Additionally, Glencrest has assets under an advisory capacity of $130.7 million as of March 31, 2005 as compared to $1.9 million at March 31, 2004.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. The Four-Cs have consistently comprised in excess of 80% of total originations and those four product types are originated for portfolio as opposed to sale. Additionally, we retain for portfolio virtually all adjustable rate residential mortgages we originate. Accordingly, the principal balances of loans sold during fiscal 2005, 2004 and 2003 were $30.7 million, $42.2 million and $19.2 million, respectively. This activity generated net gains on sales of $321,000, $809,000 and $559,000 for fiscal 2005, 2004 and 2003, respectively.

Gain on Sale of Securities

We generally follow a “buy and hold” strategy with respect to our securities portfolio. While the overwhelming majority of our securities portfolio is classified as “available for sale”, sales activity has been and is expected to continue to be infrequent. Gain on sales of securities was $4.8 million for fiscal 2005 compared to $1.8 million for fiscal 2004 and $1.3 million for fiscal 2003. The sales during fiscal 2005 were comprised of a portion of our investment in a single equity security. We also sold a portion of our investment in this security during fiscal 2004, at a gain of $4.2 million. As a result of the strong price appreciation of this security, prudent risk diversification required that the investment be reduced, although not eliminated, to reduce concentration in any single security. The $1.8 million net gain for fiscal 2004, included a $2.6 million loss on sale of $38.0 million of investment grade trust preferred securities. At March 31, 2005, the carrying value of the remaining investment in this security was $1.9 million. During fiscal 2003 we sold $79.8 million of securities which was primarily composed of higher coupon MBS that had been experiencing or were expected to experience increased levels of prepayments in a lower interest rate environment.

Loss on Trading Securities

We liquidated our portfolio of trading securities during March 2003 after determining that such activity was inconsistent with our strategic direction and business model. Accordingly, there was no gain or loss on trading securities during fiscal 2005 and 2004. We incurred net losses on trading activity during fiscal 2003 of $575,000.

Other Non-Interest Income

Our other non-interest income was $979,000 for fiscal 2005 compared to $2.0 million for fiscal 2004 and $606,000 for fiscal 2003. The $2.0 million for fiscal 2004 included a $1.3 million non-recurring increase in cash surrender value of split-dollar life insurance policies that we own. The non-interest income arising from increases in cash surrender value during fiscal 2005, 2004 and 2003 was $632,000, $1.7 million and $381,000, respectively. At March 31, 2005, our balance sheet includes total cash surrender value of $4.1 million classified as other assets.

Non-Interest Expense

Non-interest expense increased from $67.3 million for fiscal 2003 to $80.2 million for fiscal 2004 and $90.6 million for fiscal 2005. General and administrative expense increased from $67.5 million or 2.22% of average assets for fiscal 2003 to $79.9 million or 2.44% of average assets for fiscal 2004 and $90.5 million or 2.37% of average assets for fiscal 2005. While our balance sheet, which is increasingly comprised by Four-Cs and core deposits, generates higher levels of net interest income than would a balance sheet comprised by residential mortgage loans and CDs, our higher margin business is also more cost intensive, particularly with respect to compensation levels. The relationship between net revenue (net interest income plus non-interest income) and operating costs expended to generate that revenue is measured by our efficiency ratio. Our efficiency ratio was 50.51% for fiscal 2005 compared to 51.21% for fiscal 2004 and 50.72% for fiscal 2003. These efficiency ratios indicate that the growth in our net revenue has generally kept pace with our growth in operating costs.

We expect future improvement in our efficiency ratio reflective of the fact that over the past several years it has been necessary for us to incur infrastructure costs to support the increased volumes of higher margin business in advance of those volumes being generated.

Compensation and Benefits

Compensation and benefits expense accounted for $4.6 million or 43% of the $10.6 million increase in general and administrative expense between fiscal 2004 and fiscal 2005 and $9.9 million or 79% of the $12.4 million increase in general and administrative expense between fiscal 2003 and 2004. These increases reflect increases in both the number and compensation levels of staff required to support our higher margin lending (Four-Cs) and deposit gathering (core deposits) activities.

The increases in compensation and benefits also reflect the Bank’s opening of three new full-service retail branches each during both fiscal 2005 and 2003. Included in compensation and benefits expense for fiscal 2005, 2004 and 2003, respectively are non-cash charges of $10.4 million, $10.2 million and $6.3 million associated with the Bank’s Employee Stock Ownership Plan (“ESOP”) and Supplemental Executive Retirement Plan (“SERP”). The amounts charged to expense under both the ESOP and SERP move upward or downward with changes in the market price of our common stock. For the year ended March 31, 2005, ESOP expense of $9.9 million was based on 383,082 shares being amortized, (an average of 95,771 shares per quarter). From April 1 through December 31, 2005, ESOP expense will be based on a quarterly amortization of approximately 25,658 shares - a 73 percent reduction from the average quarterly amortization level for fiscal 2005. All shares under the current ESOP will be allocated as of December 31, 2005. We intend to continue our ESOP beyond calendar 2005 by acquiring additional shares and allocating those shares to employees at a level similar to that projected for the April through December 2005 period.

Marketing and Professional Services

The increase in marketing and professional services expense from $7.8 million for fiscal 2003 to $8.0 million for fiscal 2004 and $10.0 million for fiscal 2005 was attributable to the marketing efforts associated with new full service branch office openings, an increase in expenditures associated with increased marketing efforts directed toward the Hispanic segments of the communities we serve and the costs of compliance with the Sarbanes-Oxley Act.

Other General and Administrative Expense

Our other general and administrative expense increased from $10.2 million for fiscal 2003 to $12.0 million for fiscal 2004 and $14.1 million for fiscal 2005. The $2.1 million increase between fiscal 2004 and 2005 was primarily attributable to the following:

•	$510,000 charge-off of a Community Reinvestment Act investment, that was determined to be impaired,

•	$360,000 increase in office supplies and equipment due to the opening of our three new full service branch offices.

•	$380,000 accrual associated with the filing of amended tax returns, and

•	$140,000 increase in correspondent bank service charges resulting from higher volumes of deposit and loan activity.

The $1.8 million increase between fiscal 2003 and 2004 was primarily attributable to an increase in correspondent bank service charges and appraisal fees resulting from higher volumes of deposit and loan activity, and compliance with the Sarbanes-Oxley Act.

Income Taxes

Income taxes were $40.2 million for fiscal 2005 compared to $32.1 million for fiscal 2004 and $25.5 million for fiscal 2003. The effective income tax rates were 46.7%, 44.0% and 41.8% for fiscal 2005, 2004 and 2003, respectively. The increases in our effective tax rates were primarily due to the permanent difference associated with our ESOP, whereby the difference between the fair value of the ESOP shares allocated each year over the cost basis of those shares is not deductible for federal and state income tax purposes. In addition to the anticipated decrease in total ESOP expense resulting from the reduction in shares being amortized, as noted above under Compensation and Benefits, we expect that the non-deductible portion of ESOP expense will be reduced further beginning January 1, 2006 because there will be a smaller difference between the cost basis of the shares acquired to continue the plan and the fair value of those shares throughout the period. Although many additional factors may influence our future effective tax rates, the anticipated reduction in ESOP expense beginning April 1, 2005, discussed above is expected to reduce our effective tax rate for fiscal 2006 to approximately 43 percent. Assuming the cost basis for new shares acquired to continue the ESOP beyond December 31, 2005 approximates the average market price of our common stock throughout the fiscal year ending March 31, 2007, we expect our effective tax rate to decrease further to approximately 42 percent for fiscal 2007.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet other obligations on a timely and cost-effective basis. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2005 cash and short-term investments totaled $44.8 million.

Effective July 11, 2001 the OTS adopted a rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.

Our internal policy is to maintain cash and readily marketable debt securities with final maturities of one year or less equal to approximately three percent of total deposits, FHLB advances and other borrowings maturing within one year (our “defined liquidity ratio”). At March 31, 2005, our defined liquidity ratio was 3.72% and our average defined liquidity ratio was 3.59% for the fiscal year ended March 31, 2005. In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity. At March 31, 2005, our largest core deposit relationship was $17.6 million and our ten largest core deposit relationships aggregated $115.6 million. As an additional component of liquidity management, we seek to maintain sufficient mortgage and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of total assets. At March 31, 2005, our immediate borrowing capacity was $351.9 million or 9.1% of the Bank’s total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window. As of March 31, 2005, our borrowing capacity at the Federal Reserve Bank was approximately $16.5 million.

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

Cash flows provided by operating activities were $51.8 million, $39.2 million and $87.0 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. This increase in net cash provided by operating activities from $39.2 million in fiscal 2004 to $51.8 in fiscal 2005 was primarily due to the following items:

•	A $4.8 million increase in net earnings between fiscal 2004 and 2005.

•	A $13.7 million smaller decrease in accrued expenses and other liabilities during fiscal 2005 than during 2004. This change was attributable to securities purchased on March 31, 2003 that settled in fiscal 2004 and to a shift in our current income tax position from a payable at March 31, 2004 to a receivable at March 31, 2005.

•	A $2.8 million increase in gains on sale of loans, mortgage-backed securities available for sale, real estate and property and equipment between fiscal 2004 and 2005.

The decrease in net cash provided by operating activities from $87.0 million in fiscal 2003 to $39.2 in fiscal 2004 was primarily due to the timing difference relating to securities purchased on March 31, 2003 noted above.

Cash flows used in investing activities were $258.1 million, $509.2 million and $169.9 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Net cash used in investing activities consists primarily of disbursements for loan and lease originations and purchases and purchases of securities, offset by principal collections on loans, leases and proceeds from maturation and paydowns on securities. The levels of cash flows from investing activities are influenced by the general level of interest rates. During periods of declining rates, borrowers generally exhibit an increasing propensity to refinance their indebtedness, which results in a higher turnover of loans and securities. Conversely, during periods of increasing rates, borrowers generally refinance their debt at a much slower pace. Accordingly, we reinvest those cash flows into originations and purchases of loans and purchases of securities in order to effectively manage our cash resources.

The decrease in net cash used in investing activities from $509.2 million in fiscal 2004 to $258.1 million in fiscal 2005 was primarily due to the following items:

•	A $169.0 million decrease in purchases of investment securities and mortgage-backed securities available for sale, consistent with our strategic de-emphasis on securities in our effort to maintain a high proportion of our total interest-earnings assets in loans and leases.

•	A $94.6 million decrease in proceeds from the sale and maturity of investment securities available for sale.

•	A $301.5 million increase in the origination of loans and leases held for investment in fiscal 2005 as compared to fiscal 2004, reflecting the strategy noted above.

•	A $500.3 million decrease in purchases of loans held for investment reflecting our strategy of placing our loan growth focus on the Four Cs, as the overwhelming majority of our loan purchases have been in the one-to-four family residential loan category.

The increase in net cash used in investing activities from $169.9 million in fiscal 2003 to $509.2 million in fiscal 2004 primarily due to increases in loan originations and purchases in fiscal 2004 as compared to fiscal 2003, partially offset by an increase in loan repayments.

Cash flows provided by financing activities were $191.0 million, $479.8 million and $27.2 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The decrease in net cash provided by financing activities from $479.8 million in fiscal 2004 to $191.0 million in fiscal 2005 was primarily due to the following items:

•	A $448.4 million decrease in the use of FHLB advances and other borrowings in fiscal 2005 as compared to fiscal 2004.

•	A $152.0 million greater increase in deposits during fiscal 2005 ($280.9 million) than during fiscal 2004 ($128.9 million) and the issuance of $29.7 million of junior subordinated debentures during fiscal 2005.

The increase in net cash provided by financing activities from $27.2 million in fiscal 2003 to $479.8 million in fiscal 2004 was primarily due to an increase in the use of FHLB advances and other borrowings, a decrease in the purchase of treasury stock and a greater increase in deposits during fiscal 2003 than during fiscal 2004.

Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits, FHLB advances and other borrowings provide a readily available source of liquidity. As of March 31, 2005 and 2004, the Bank had maximum borrowing capacity from the FHLB of San Francisco of $1.53 billion and $1.37 billion, respectively. Based upon pledged collateral in place, the available borrowing capacity was $351.9 million and $418.2 million at March 31, 2005 and 2004, respectively. We also have the ability to borrow funds under reverse repurchase agreements collateralized by securities. We had zero and $4.0 million of borrowings under reverse repurchase agreements outstanding at March 31, 2005 and 2004, respectively.

Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window. As of March 31, 2005, our borrowing capacity at the Federal Reserve Bank was approximately $16.5 million.

At March 31, 2005, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $323.0 million, or 8.38% of adjusted total assets, which is above the required level of $57.8 million, or 1.5%; core capital of $323.0 million, or 8.38% of adjusted total assets, which is above the required level of $154.2 million, or 4.00%; and total risk-based capital of $352.6 million, or 11.74% of risk-weighted assets, which is above the required level of $240.3 million, or 8.00%. See “Item 1 — Business — Regulation and Supervision — Federal Savings Institution Regulation.”

At March 31, 2005, we have no material contractual obligations or commitments for capital expenditures. On April 5, 2005, the Bank entered into an agreement to purchase a building to be used as its corporate headquarters in Rancho Cucamonga, California. The purchase price was $10.0 million and the transaction closed on June 1, 2005. See “Item 1 — Business — General.” At March 31, 2005, we had outstanding commitments to originate and purchase loans of $118.1 million and none, respectively, compared to $154.2 million and $8.2 million, respectively, at March 31, 2004. We anticipate that we will have sufficient funds available to meet our commitments. At March 31, 2005, we had no outstanding commitments to purchase securities compared to $150,000 of outstanding commitments to purchase securities at March 31, 2004. See “Item 1 — Business — General.” Certificate accounts that are scheduled to mature in less than one year from March 31, 2005 totaled $631.7 million. We expect that we will retain a substantial portion of the funds from maturing CDs at maturity either in CDs or liquid accounts. The low interest rate environment during fiscal 2004 and the early stages of fiscal 2005 resulted in a reduction in the differential between CDs and more liquid instruments such as money market accounts. Accordingly, a portion of our maturing CDs were reinvested by customers into more liquid accounts until such time as the rate differential between CDs and liquid accounts increased. During the later stages of fiscal 2005, in response to the increases in short-term interest rates initiated by the Federal Reserve, as well as competitive market forces, rates on CDs have increased disproportionately to those of more liquid accounts. As a result, we have begun observing early signs of a change in customer behavior back towards CDs. We anticipate that this shift in consumer preference will continue as and to the extent general market conditions create continued widening of the rate differential between CDs and liquid accounts.

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

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing lines and letters of credit requires the same creditworthiness evaluation as that involved in extending loan facilities to customers. We evaluate each customer’s creditworthiness.

We receive collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposits with us.

Aggregate contractual obligations

The following table summarizes our material contractual obligations at March 31, 2005. The payment amounts represent those principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

Further discussion of the nature of each obligation is included in the referenced notes to the consolidated financial statements.

	Item 8 Note Reference	Within 1 Year	1 to 3 years	3 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Certificates of deposit	10	$631,930	232,135	86,458	420	950,943
FHLB advances	11	587,500	145,000	25,000	—	757,500
Junior subordinated debentures	12	—	—	—	30,928	30,928
Promissory note	11	11,923	—	—	—	11,923
Operating leases	19	1,474	2,929	2,521	5,799	12,723
Commitments to originate loans and leases:
Fixed rate	20	796	—	—	—	796
Variable rate	20	117,297	—	—	—	117,297

Total		$1,350,920	380,064	113,979	37,147	1,882,110

Undisbursed loan commitments:	Balance
(Dollars in thousands)
Construction	$554,497
Consumers	180,156
Commercial	152,501
Letter of credit	34,606

Impact of Inflation

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollar amounts or market value without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Segment Reporting

We provide a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time and savings deposits; real estate, business and consumer lending; cash management; trust services; investment advisory services and diversified financial services to homebuilders. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of our operations are considered by management to be aggregated in one reportable operating segment.

Off-Balance Sheet Arrangements

We maintain certain off-balance sheet arrangements. For a discussion of these arrangements, please see “Note 20 — Off-Balance Sheet Risk” to our Consolidated Financial Statements contained herein.

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

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost and capital profile. Disclosure related to market risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” contained in Item 7 of this Form 10-K.

Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company may enter into financial derivatives in order to seek to mitigate exposure to interest rate risks related to our interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, may provide a hedge against inherent interest rate risk in the Company’s assets or liabilities and against risk in specific transactions. In such instances, the Company may protect its position through the purchase or sale of interest rate futures contracts for a specific cash or interest rate risk position. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we seek to analyze the costs and benefits of the hedge in comparison to other viable alternative strategies. All hedges will require an assessment of basis risk and must be approved by the Company’s Investment Committee.

The Company follows Statement of Financial Accounting Standards No. 133 (“SFAS 133”) which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s consolidated financial statements.

On September 30, 2004, we entered into an interest rate swap agreement with a major financial institution in the notional amount of $30.0 million for a period of 5 years. This interest rate swap qualifies as a cash-flow hedge under SFAS 133 and was entered into in connection with the concurrent issuance on September 30, 2004 of the $30.0 million of floating rate junior subordinated debentures. See “Item 1— Business — Sources of Funds — Junior Subordinated Debentures and Note 12 to the Consolidated Financial Statements”.

The table below shows the notional amounts of our interest rate swap maturities and average rates at March 31, 2005.

Interest Rate Swap Maturities and Average Rates

As of March 31, 2005

	2009	Fair Value (2)(3)
	(Dollars in thousands)
Notional Amount	$30,000	821
Weighted Average rate paid	6.08%	—
Weighted Average rate received	(1)	—

(1)	Interest rate received is LIBOR plus 220 basis points. This averaged 4.94 percent during fiscal 2005 and was 5.05 percent at March 31, 2005.
(2)	Fair value is as of March 31, 2005.
(3)	Net unrealized gain of $476,000 is reported as other comprehensive income in our stockholders equity. See “Item 8 — Financial Statements and Supplemental Data — Consolidated Statements of Stockholders Equity.”

Item 8. Financial Statements and Supplementary Data.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Assets
Cash and equivalents	$44,844	60,151
Investment securities held-to-maturity (estimated fair value of $6,647 and $5,979 at March 31, 2005 and 2004)	6,736	5,742
Investment securities available-for-sale, at fair value	61,938	62,957
Mortgage-backed securities available-for-sale, at fair value	250,954	292,888
Loans held-for-sale	1,466	2,119
Loans and leases receivable, net	3,431,544	3,149,318
Federal Home Loan Bank (FHLB) stock, at cost	41,839	42,500
Accrued interest receivable	16,413	14,752
Assets acquired through foreclosure, net	—	683
Property and equipment, net	30,385	27,430
Prepaid expenses and other assets	24,942	19,154

Total assets	$3,911,061	3,677,694

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$2,735,937	2,455,046
FHLB advances and other borrowings	769,423	851,600
Junior subordinated debentures	30,928	—
Deferred income tax liability	3,534	14,068
Accrued expenses and other liabilities	34,313	40,609

Total liabilities	3,574,135	3,361,323

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 24,908,823 and 25,342,046; outstanding 24,782,623 and 24,922,143 at March 31, 2005 and 2004, respectively	248	168
Additional paid-in capital	164,536	144,585
Retained earnings, substantially restricted	178,288	173,188
Unearned stock-based compensation	(352)	(2,121)
Treasury stock (126,200 and 419,550 shares at March 31, 2005 and 2004, respectively)	(1)	(3)
Accumulated other comprehensive income (losses)	(5,793)	554

Total stockholders’ equity	336,926	316,371

Total liabilities and stockholders’ equity	$3,911,061	3,677,694

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases receivable	$195,390	167,309	169,954
Mortgage-backed securities	9,944	9,219	8,203
Collateralized mortgage obligations	—	(327)	92
Investment securities and deposits	4,600	4,123	7,127

Total interest income	209,934	180,324	185,376

Interest on deposits	39,934	36,770	52,791
Interest on borrowings	18,326	12,559	19,456

Total interest expense	58,260	49,329	72,247

Net interest income	151,674	130,995	113,129
Provision for loan and lease losses	2,654	2,725	4,840

Net interest income after provision for loan and lease losses	149,020	128,270	108,289

Non-interest income:
Deposit and related fees	10,514	10,027	8,815
Loan and servicing fees	6,471	6,595	5,262
Trust, investment and insurance fees	4,419	3,806	3,888
Gain on sale of loans, net	321	809	559
Gain on sale of securities, net	4,771	1,795	1,343
Loss on trading securities, net	—	—	(575)
Other non-interest income	979	2,006	606

Total non-interest income	27,475	25,038	19,898

Non-interest expense:
General and administrative:
Compensation and benefits	51,733	47,179	37,323
Occupancy and equipment	14,654	12,706	12,158
Marketing and professional services	9,985	8,027	7,787
Other general and administrative	14,120	11,990	10,198

Total general and administrative	90,492	79,902	67,466
Foreclosed asset operations, net	75	339	(190)

Total non-interest expense	90,567	80,241	67,276

Earnings before income taxes	85,928	73,067	60,911
Income taxes	40,155	32,118	25,489

Net earnings	$45,773	40,949	35,422

Basic earnings per share	$1.86	1.70	1.40

Weighted average shares outstanding for basic earnings per share	24,661,059	24,090,768	25,302,080

Diluted earnings per share	$1.81	1.63	1.35

Weighted average shares outstanding for diluted earnings per share	25,277,331	25,063,509	26,300,936

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Net earnings	$45,773	40,949	35,422

Other comprehensive earnings (losses), net of income tax (benefit) expense of ($5,152) and $4,035 at March 31, 2005 and 2004, respectively
Unrealized gains (losses) on securities available-for-sale:
Investment securities available-for-sale, at fair value	(61)	4,536	1,773
Mortgage-backed securities available-for-sale, at fair value	(3,026)	213	840
Collateralized mortgage obligations available-for-sale, at fair value	—	39	12
Reclassification of realized gains (losses) included in earnings	(4,503)	836	(699)
Interest rate swap at fair value, net of tax	476	—	—

	(7,114)	5,624	1,926
Minimum pension liability adjustment	689	(51)	(3,054)
Tax benefit on minimum pension liability	78	21	3,054

Other comprehensive gains (losses)	(6,347)	5,594	1,926

Comprehensive earnings	$39,426	46,543	37,348

See	accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total
	(Dollars in thousands, except share data)
Balance at March 31, 2002	27,422,718	$203	$135,540	$161,123	$(5,750)	$(73)	$(6,966)	$284,077
Net earnings	—	—	—	35,422	—	—	—	35,422
Purchase of treasury stock	(3,807,720)	—	(18,113)	(41,982)	—	(19)	—	(60,114)
Change in minimum pension liability	—	—	—	—	—	—	(3,054)	(3,054)
Amortization under stock-based compensation plans	—	—	3,616	—	1,754	—	—	5,370
Stock options exercised	1,100,829	5	7,101	—	—	—	—	7,106
Dividends ($0.173 per share for 2003)	—	—	—	(4,281)	—	—	—	(4,281)
Changes in unrealized gains on securities AFS, net	—	—	—	—	—	—	1,926	1,926
Tax benefit from stock options/minimum pension liability	—	—	3,626	—	—	—	3,054	6,680

Balance at March 31, 2003	24,715,827	208	131,770	150,282	(3,996)	(92)	(5,040)	273,132
Net earnings	—	—	—	40,949	—	—	—	40,949
Purchase of treasury stock	(454,200)	—	(2,159)	(8,409)	—	(3)	—	(10,571)
Change in minimum pension liability	—	—	—	—	—	—	(51)	(51)
Amortization under stock-based compensation plans	—	—	6,518	—	1,875	—	—	8,393
Stock options exercised	660,516	5	4,815	—	—	—	—	4,820
Stock split effected in the form of a stock dividend	—	47	—	(47)	—	—	—	—
Dividends ($0.394 per share for 2004)	—	—	—	(9,587)	—	—	—	(9,587)
Treasury stock retirement	—	(92)	—	—	—	92	—	—
Changes in unrealized gains on securities AFS, net	—	—	—	—	—	—	5,624	5,624
Tax benefit from stock options/minimum pension liability	—	—	3,641	—	—	—	21	3,662

Balance at March 31, 2004	24,922,143	168	144,585	173,188	(2,121)	(3)	554	316,371
Net earnings	—	—	—	45,773	—	—	—	45,773
Purchase of treasury stock	(1,229,100)	—	(5,842)	(26,909)	—	(9)	—	(32,760)
Change in minimum pension liability	—	—	—	—	—	—	689	689
Amortization under stock-based compensation plans	—	—	8,044	—	1,769	—	—	9,813
Stock options exercised	1,089,580	7	8,976	—	—	—	—	8,983
Stock split effected in the form of a stock dividend	—	84	—	(84)	—	—	—	—
Dividends ($0.549 per share for 2005)	—	—	—	(13,680)	—	—	—	(13,680)
Treasury stock retirement	—	(11)	—	—	—	11	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	—	(7,590)	(7,590)
Changes in unrealized gains on interest rate swap, net	—	—	—	—	—	—	476	476
Tax benefit from stock options/minimum pension liability	—	—	8,773	—	—	—	78	8,851

Balance at March 31, 2005	24,782,623	$248	$164,536	$178,288	$(352)	$(1)	$(5,793)	$336,926

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$45,773	40,949	35,422
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans, leases and securities	3,869	2,102	2,086
Amortization of deferred loan origination fees	(532)	520	1,229
Loan and lease fees collected	(38)	752	732
Dividends on FHLB stock	(1,301)	(1,158)	(1,713)
Provisions for losses on:
Loans and leases	2,654	2,725	4,840
Real estate	107	206	—
Gains on sales of loans, mortgage-backed securities available-for-sale, real estate and property and equipment	(5,255)	(2,432)	(2,049)
Proceeds from sale of trading securities	—	—	1,805
Losses on trading securities	—	—	575
Depreciation and amortization of property and equipment	3,440	3,108	2,792
Write-off of Community Reinvestment Act investment	513	—	—
Loans originated for sale	(30,017)	(41,000)	(22,395)
Proceeds from sale of loans held-for-sale	30,991	42,847	19,656
Amortization of unearned stock-based compensation	9,813	8,393	5,370
Amortization of deferred issuance cost on junior subordinated debt	30	—	—
Increase (decrease) in accrued expenses and other liabilities	(1,318)	(15,030)	41,031
(Increase) decrease in:
Accrued interest receivable	(1,661)	(590)	1,491
Prepaid expenses and other assets	(5,223)	(2,215)	(3,828)

Net cash provided by operating activities	51,845	39,177	87,044

Cash flows from investing activities:
Loans and leases originated for investment	(2,427,169)	(2,125,638)	(1,850,351)
Increase in construction loans in process	49,629	98,959	117,677
Purchases of loans held-for-investment	(287,438)	(787,751)	(340,169)
Principal payments on loans and leases	2,378,122	2,349,947	1,869,196
Principal payments on mortgage-backed securities available-for-sale	80,960	84,259	99,453
Principal payments on investment securities available-for-sale	56	—	—
Principal payments on collateralized mortgage obligations available-for-sale	—	15,200	48,323
Purchases of investment securities held-to-maturity	(1,005)	—	(5,056)
Purchases of investment securities available-for-sale	(9,960)	(60,550)	(65,023)

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Redemption of FHLB stock	$7,339	1,368	10,236
Purchase of FHLB stock	(5,377)	(16,100)	—
Purchases of mortgage-backed securities available-for-sale	(45,593)	(165,042)	(129,815)
Proceeds from sale of mortgage-backed securities available-for-sale	—	—	11,490
Proceeds from maturities of investment securities available-for-sale	—	25,127	67
Proceeds from sale of investment securities available-for-sale	7,983	77,497	67,198
Proceeds from sale of real estate	814	839	1,390
Purchases of property and equipment	(6,470)	(7,279)	(4,542)

Net cash used in investing activities	(258,109)	(509,164)	(169,926)

Cash flows from financing activities:
Proceeds from FHLB advances and other borrowings	321,923	674,000	205,000
Repayment of FHLB advances and other borrowings	(499,000)	(353,000)	(230,000)
Net change in short-term FHLB advances and other borrowings	94,900	45,215	(47,615)
Net change in deposits	280,891	128,938	157,144
Proceeds from issuance of junior subordinated debentures, net	29,700	—	—
Proceeds from exercise of stock options	8,983	4,820	7,106
Cash dividends	(13,680)	(9,587)	(4,281)
Purchase of treasury stock	(32,760)	(10,571)	(60,114)

Net cash provided by financing activities	190,957	479,815	27,240

Net increase (decrease) in cash and cash equivalents	(15,307)	9,828	(55,642)
Cash and cash equivalents, beginning of year	60,151	50,323	105,965

Cash and cash equivalents, end of year	$44,844	60,151	50,323

Supplemental information:
Interest paid, including interest credited	61,241	49,784	74,235
Income taxes paid	47,720	21,750	17,050
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	—	1,589	634

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The following accounting policies, together with those disclosed elsewhere in our consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. (the “Bancorp”) and its subsidiaries PFF Bank & Trust, Glencrest Investment Advisers, Inc. and Diversified Builder Services, Inc. Our business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, the “Bank”). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. Glencrest Investment Advisors, Inc. includes the accounts of Glencrest Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation. We have made certain reclassifications to the prior years’ consolidated financial statements to conform to the current year’s presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks of $40.6 million and $40.4 million and short-term deposits in banks of $4.2 million and $19.8 million at March 31, 2005 and 2004, respectively. We consider all highly liquid debt instruments with maturities at the date of acquisition of three months or less to be cash equivalents.

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

Held-to-Maturity

Investment securities held-to-maturity are carried at cost, or in the case of mortgage-backed securities and collateralized mortgage obligations at unpaid principal balance, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. It is our intent and within our ability, to hold these securities until maturity as part of our portfolio of long-term interest earning assets. We evaluate all of our investment securities held-to-maturity on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Available-for-Sale

Investment securities, mortgage-backed securities and collateralized mortgage obligations available-for-sale are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. We evaluate all of our investment securities and mortgage-backed-securities available for sale on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

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

Mortgage Servicing Rights and Gains or Losses on Sales of Loans

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights (“MSR”) through the sale of mortgage loans which are sold with servicing rights retained. At the time of sale, the total cost of the mortgage loans is allocated to the MSR and the mortgage loans based upon their relative fair values. The MSR are included in other assets and as a component of the gain on the sale of loans. The MSR are amortized in proportion to and over the estimated period of the net servicing income. This amortization is reflected as a component of loan and servicing fees.

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

Uncollected interest on loans and leases contractually delinquent more than ninety days or on loans for which collection of interest appears doubtful is excluded from interest income and accrued interest receivable. Payments received on non-accrual loans and leases are recorded as a reduction of principal or as deferred interest income depending on management’s assessment of the ultimate collectibility of the loan principal. Such loans and leases are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Valuation Allowances for Loans, Leases Receivable and Foreclosed Assets

Valuation allowances for loan and lease losses are provided on both a specific and non-specific basis. Specific allowances are provided when an identified significant decline in the value of the underlying collateral occurs or an identified adverse situation occurs that may affect the borrower’s ability to repay. Non-specific allowances are provided based on a number of factors, including our past loss experience, current economic conditions and management’s ongoing evaluation of the credit risk inherent in the portfolio.

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

Loans and leases are considered impaired when, based upon current information and events, we determine it is probable that we will be unable to collect on a timely basis all principal and interest amounts due according to the original contractual terms of the agreement. We evaluate impairment for homogeneous loans and other loans, on an asset-by-asset basis. Once a loan or lease is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loans or leases effective interest rate or by using its most recent market price or the fair value of the collateral if the loan or lease is collateral dependent.

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

Payments received on impaired loans and leases are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectibility of the loan or lease principal. The amount of interest income recognized is limited to the amount of interest that would have accrued at the contractual rate applied to the recorded balance, with any difference recorded as a loss recovery. Generally, interest income on an impaired loan or lease is recorded on a cash basis when the outstanding principal is brought current.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Assets Acquired Through Foreclosure

Assets acquired through foreclosure (“foreclosed assets”) are carried at the lower of cost or fair value less estimated cost to sell. Once an asset is acquired, we periodically perform evaluations and establish an allowance for losses by a charge to operations if the carrying value of the asset exceeds its fair value. Costs related to development and improvement of foreclosed assets are capitalized, whereas costs relating to holding the foreclosed assets are expensed. During the development period, the portion of interest costs related to development of foreclosed assets is capitalized.

Property and Equipment

Land is carried at cost. Buildings and improvements, furniture, fixtures and equipment, and leasehold improvements are carried at cost, less accumulated depreciation or amortization. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, if shorter.

Intangibles

In January 1995, we acquired the trust operations of another bank for $3.5 million representing the excess cost over net assets acquired. The excess cost over net assets acquired was capitalized and, prior to the fiscal year ended March 31, 2003 (“fiscal 2003”), was being amortized on a straight-line basis over the estimated average life of the trust relationships acquired of 11 years. In fiscal 2003, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in a cessation of amortization and the implementation of a periodic impairment test of the intangible.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Employee Stock Ownership Plan

We accounted for the original issuance of our Employee Stock Ownership Plan (“ESOP”) as a component of equity recorded in a contra-equity account. As a result of the issuance, compensation expense is recognized over the allocation period based upon the fair value of the shares committed to be released to employees. This may result in fluctuations in compensation expense as a result of changes in the fair value of our common stock. However, any such compensation expense fluctuations result in an equal and offsetting adjustment to additional paid-in capital. Our total tax expense exceeds our “expected” taxes, primarily due to a permanent difference associated with our ESOP, whereby the excess of fair value over the tax cost of ESOP shares allocated is not a deductible expense for federal and state income tax purposes.

Stock Option Plans

On October 23, 1996, we granted stock options and adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. We used the Black-Scholes model to calculate amounts required for disclosure in SFAS 123. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. We have implemented SFAS 123R during the first quarter of fiscal 2006, and the impact is not material to our consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table contains certain information with respect to stock options granted under the PFF Bancorp, Inc. 1996 and 1999 Incentive Plans. We also have a 2004 Equity Incentive Plan under which no options have been granted as of March 31, 2005.

Assumptions Used in Determining Options’ Values

Grant Date	Number Granted	Exercise Price	Expected Term in Years	Risk-free Rate(1)	Expected Volatility	Dividend Yield	Calculated Value of each Option
	(Dollars in thousands, except per share data)
Options Granted During the Year Ended March 31, 2005
(2)	—	—	—	—	—	—	—
Options Granted During the Year Ended March 31, 2004
June 25, 2003	7,665	$17.97	6.25	3.33%	39.91%	1.03%	$7.19
November 25, 2003	15,000	24.95	5.59	4.27	37.73	1.63	8.97
January 28, 2004	3,419	26.11	5.45	3.83	37.35	1.89	8.77
March 24, 2004	1,992	24.05	5.45	3.83	37.35	1.89	8.09
Options Granted During the Year Ended March 31, 2003
July 24, 2002	21,510	15.33	6.50	3.81%	40.60%	1.11%	6.41
December 19, 2002	8,085	15.59	6.50	3.81	40.60	1.11	6.52
December 19, 2002	50,625	15.59	6.50	3.81	40.60	1.11	6.52
February 26, 2003	4,830	15.14	6.50	3.81	40.60	1.11	6.33

(1)	The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options.
(2)	No stock options were granted during the year ended March 31, 2005.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Had we determined compensation cost based on the fair value using the Black-Scholes model at the grant date for our stock options exercisable under SFAS 123 our results of operations would have been adjusted to the pro forma amounts indicated below:

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net earnings:
As reported	$45,773	40,949	35,422
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9,099	7,540	4,909
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,279)	(8,656)	(6,808)

Pro forma net earnings	$45,593	39,833	33,523

Earnings per share
Basic – as reported	$1.86	1.70	1.40

Basic - pro forma	1.85	1.65	1.33

Diluted - as reported	$1.81	1.63	1.35

Diluted - pro forma	1.80	1.59	1.27

We have established an arrangement with an independent brokerage firm to facilitate the immediate sale of all or a portion of the shares obtained by directors and employees through the exercise of stock options. This arrangement allows for the cashless exercise of stock options by directors and employees through an independent arrangement between the holder of the options and the broker. We do not agree to purchase the underlying shares from the broker and we do not guarantee, or underwrite, in any way the arrangement between the option holders and the broker. We consider this arrangement to meet the criteria to allow for fixed award accounting under APB No. 25.

Segment Reporting

Through our branch network and investment advisory offices, we provide a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time and savings deposits; real estate, business and consumer lending; cash management; trust services; investment advisory services and diversified financial services for homebuilders. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations are aggregated in one reportable operating segment.

Treasury Stock

We record treasury stock purchases at cost. The excess of cost over par value is allocated between additional paid-in-capital and retained earnings.

Earnings Per Share

We calculate our basic and diluted earnings per share in accordance with SFAS No. 128 “Earnings Per Share.” Basic earnings per share is calculated by dividing net earnings available to common shares by the average common shares outstanding during the period. Diluted earnings per share includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based compensation plans. Unallocated ESOP shares are not treated as outstanding shares for purposes of determining basic and diluted EPS.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

New Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for fiscal years beginning after June 15, 2005. We have implemented SFAS 123R during the first quarter of fiscal 2006, and the impact is not material to our consolidated financial statements. See also the following Note (15) — “Employee Benefit Plans.”

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which clarifies and amends financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The financial impact of SFAS 149 is not material to our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The financial impact of SFAS 150 is not material to our consolidated financial statements.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in fiscal 2004 and we began presenting the new disclosure requirements in our consolidated financial statements for the fiscal year ended March 31, 2004. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. The financial impact of this EITF is not expected to have a material impact on our consolidated financial statements. See also the following Note (3) — “Mortgage-Backed Securities.”

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, which addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination but does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. SOP 03-3 requires that increases in expected cash flows subsequent to acquisition be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows subsequent to acquisition should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration at the time of acquisition, SOP 03-3 represents a significant change from current practice whereby the acquiree’s allowance for loan losses is typically added to the acquiror’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by us beginning April 1, 2005. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”) (as revised by FIN-46R), provides guidance to improve financial reporting for variable interest entities, off-balance sheet structures and similar entities. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46-R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46-R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46-R apply to all special purpose entities by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46-R for the variable interest entities that are not special purpose entities are required to be applied by the first reporting period that ends after March 15, 2004. The implementation of FIN 46-R has not had a significant impact on our consolidated financial statements.

In addition, the Securities and Exchange Commission (“SEC”) issued guidance in Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. The implementation of SAB 105 has not had a significant impact on our consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Investment Securities

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government obligations	$6,736	41	(130)	6,647

Total	$6,736	41	(130)	6,647

Available-for-sale:
Corporate debt securities	$59,742	887	(587)	60,042
Equity securities:
Direct	543	1,353	—	1,896

Total Equity securities	543	1,353	—	1,896

Total	$60,285	2,240	(587)	61,938

During the years ended March 31, 2005, 2004 and 2003, we sold investment securities generating gross proceeds of $8.0 million, $77.6 million and $68.8 million, respectively. During the years ended March 31, 2005, 2004 and 2003, gross gains on sales of investment securities were $4.8 million, $4.4 million and $1.5 million, respectively. During the years ended March 31, 2004 and 2003, gross losses on sales of investment securities were $2.6 million and $1.0 million, respectively. During the year ended March 31, 2005, there were no gross losses on investment securities.

At March 31, 2005, investment securities having a carrying value of $5.7 million were primarily pledged to secure public deposits.

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government obligations	$5,742	237	—	5,979

Total	$5,742	237	—	5,979

Available-for-sale:
Corporate debt securities	$49,830	1,322	—	51,152
Equity securities:
Direct	1,105	7,262	—	8,367
Mutual funds	1,430	2,008	—	3,438

Total equity securities	2,535	9,270	—	11,805

Total	$52,365	10,592	—	62,957

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The amortized cost and estimated fair value of investment securities held-to-maturity and available-for-sale at March 31, 2005, by contractual maturity are presented below:

	Held-to-maturity		Available-for- sale
Maturity	Amortized Cost	Estimated Fair Value	Estimated Fair Value
	(Dollars in thousands)
Within one year	$—	—	34,485
After one to five years	6,736	6,647	9,909
After five to ten years	—	—	—
After ten years	—	—	17,544

Total	$6,736	6,647	61,938

(3) Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$40,581	90	(124)	40,547
FHLMC	101,710	32	(1,973)	99,769
FNMA	112,638	151	(2,151)	110,638

Total	$254,929	273	(4,248)	250,954

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$9,456	95	(41)	9,510
FHLMC	120,192	707	(165)	120,734
FNMA	161,997	852	(205)	162,644

Total	$291,645	1,654	(411)	292,888

The mortgage-backed securities have remaining maturities of up to 30 years, with the exception of one adjustable rate security with an unpaid principal balance of $2.5 million whose remaining maturity is 32 years.

During the years ended March 31, 2005 and 2004, we did not realize any net gains or losses on sales of mortgage-backed securities available-for-sale.

During the years ended March 31, 2005 and 2004, we did not realize any net gains or losses on sales of mortgage-backed securities available-for-sale. During the year ended March 31, 2003, we sold mortgage- backed securities generating gross proceeds of $12.3 million, realizing net gains on sales of mortgage-backed securities available-for-sale of $829,000.

At March 31, 2005, mortgage-backed securities having a carrying value of $195.3 million were pledged to secure public deposits, treasury tax and loan, FHLB advances and the Federal Reserve Bank discount window.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2005 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Available-for-sale:
GNMA	$21,046	(124)	—	—	21,046	(124)
FHLMC	26,162	(265)	70,028	(1,708)	96,190	(1,973)
FNMA	19,230	(211)	79,823	(1,940)	99,053	(2,151)

Total	$66,438	(600)	149,851	(3,648)	216,289	(4,248)

(4) Loans and Leases Receivable

Loans and leases receivable are summarized as follows:

	March 31,
	2005	2004
	(Dollars in thousands)
Mortgage loans:
Residential:
One-to-four family	$1,614,678	1,704,270
Multi-family	138,417	92,247
Commercial real estate	520,912	473,381
Construction and land	1,311,315	1,077,630

Total mortgage loans	3,585,322	3,347,528

Commercial loans and leases	197,956	158,391
Consumer	237,032	177,805

Total loans and leases	4,020,310	3,683,724
Less:
Undisbursed portion of construction loans	(554,497)	(504,868)
Net premiums (discounts) on loans and leases	3,085	5,941
Net deferred loan origination fees (costs)	(4,052)	(4,660)
Allowance for loan and lease losses (Note 6)	(33,302)	(30,819)

Total loans and leases receivable, net	$3,431,544	3,149,318

Weighted average yield	5.90%	5.97%

Loans receivable from our officers and directors were as follows:

	March 31,
	2005	2004
	(Dollars in thousands)
Beginning balance	$2,658	2,250
Additions	450	619
Repayments	(481)	(211)

Ending balance	$2,627	2,658

The above schedule represents loans receivable from our officers and directors. The interest rate charged on real estate loans to our officers and directors is the 11th district cost of funds plus 1.015 percent. The interest rate charged on non-real estate loans to our officers and directors is the 11th district cost of funds plus 2.015 – 3.015 percent. As of March 31, 2005 and 2004, these were no impaired loans to officers and directors.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table presents impaired loans and leases with specific allowances and the amount of such allowances and impaired loans and leases without specific allowances.

	March 31, 2005
	Loans and Leases with Specific Allowances	Loans and Leases without Specific Allowances	Total Impaired Loans and Leases
	(Dollars in thousands)
Carrying value	$10,286	1,918	12,204
Specific allowance	2,807	—	2,807

Net balance	$7,479	1,918	9,397

	March 31, 2004
	Loans and Leases with Specific Allowances	Loans and Leases without Specific Allowances	Total Impaired Loans and Leases
	(Dollars in thousands)
Carrying value	$13,345	3,475	16,820
Specific allowance	4,299	—	4,299

Net balance	$9,046	3,475	12,521

The average recorded investment in impaired loans and leases totaled $13.6 million in fiscal 2005 and $28.4 million in fiscal 2004. During fiscal 2005, total interest recognized on the impaired loan portfolio was $302,000 compared to $920,000 in fiscal 2004 and $1.3 million in fiscal 2003. There was no income recorded utilizing the cash basis method of accounting for fiscal 2005, 2004 and 2003.

The aggregate amount of non-accrual loans and leases receivable that are contractually past due 90 days or more as to principal or interest were $12.2 million and $13.6 million at March 31, 2005 and 2004, respectively. The aggregate amount of loans and leases that were contractually past due 90 days or more as to principal or interest but still accruing were zero at March 31, 2005 and 2004, respectively.

Interest due on non-accrual loans, that was excluded from interest income, was approximately $788,000 for fiscal 2005, $939,000 for fiscal 2004 and $1.0 million for fiscal 2003.

(5) Assets Acquired through Foreclosure

Assets acquired through foreclosure are summarized as follows:

	March 31
	2005	2004
	(Dollars in thousands)
Assets acquired in settlement of loans	$—	889
Allowance for losses	—	(206)

Total	$—	683

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Activity in the allowances for losses on foreclosed assets is summarized as follows:

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Foreclosed assets:
Beginning balance	$206	—	—
Provision	107	206	—
Charge-offs	(313)	—	—

Ending balance	$—	206	—

(Gain) loss from foreclosed asset operations, net is summarized as follows:

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
(Gain) loss on sale of foreclosed assets, net	$(41)	(66)	(256)
Foreclosed asset expense	9	199	66
Provision for losses on foreclosed assets	107	206	—

Total	$75	339	(190)

(6) Allowances for Losses on Loans and Leases Receivable

Activity in the allowances for losses on loans and leases is summarized as follows:

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Loans and leases receivable:
Beginning balance	$30,819	31,121	31,359
Provision	2,654	2,725	4,840
Charge-offs	(1,042)	(4,267)	(5,739)
Recoveries	871	1,240	661

Ending balance	$33,302	30,819	31,121

(7) Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	March 31,
	2005	2004
	(Dollars in thousands)
Investment securities	$573	600
Mortgage-backed securities	1,226	1,417
Loans and leases receivable	14,614	12,735

Total	$16,413	14,752

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Property and Equipment, net

Property and equipment, net is summarized as follows:

	March 31,
	2005	2004	Estimated Life
	(Dollars in thousands)
Land	$7,580	7,608	—
Buildings and improvements	26,756	24,436	40
Leasehold improvements	5,366	5,059	(a	)
Furniture, fixtures and equipment	33,935	31,723	7
Automobiles	175	155	3
Construction in progress	371	1,178	—

	74,183	70,159
Accumulated depreciation and amortization	(43,798)	(42,729)

Total	$30,385	27,430

(a)	Amortized over the shorter of the life of the improvement or the length of the lease.

(9) Loan Servicing

Following is a table that summarizes the activity in mortgage servicing rights.

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Mortgage servicing rights, net, beginning of period	$333	357	518
Additions	102	160	64
Amortization	(32)	(58)	(74)
Impairment write-down	(96)	(126)	(151)

Mortgage servicing rights, net, end of period	$307	333	357

Estimated fair value	$307	333	357

At period end
Mortgage loans serviced for others	$121,306	119,609	141,883
Weighted average interest rate on loans serviced	4.47%	4.98	5.46

Mortgage servicing rights are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Loan servicing and sale activities are summarized as follows:

	As of and for the Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Balance sheet information:
Loans held for sale	$1,466	2,119	3,327

Statement of earnings information:
Loan servicing fees	371	329	396
Amortization of servicing asset	32	58	74

Loan servicing fees, net	$403	387	470

Gain on sale of loans	$321	809	559

Statement of cash flows information:
Loans originated for sale	$30,017	41,000	22,395

Proceeds from sale of loans	$30,991	42,847	19,656

Mortgage servicing rights are periodically reviewed for impairment based on their fair value. The Company determines fair value based on the present value of future expected cash flows using management’s best estimates of key assumptions including prepayment speeds and discount rates commensurate with the risks involved. Information supporting the assumptions is obtained from reputable market sources. The Company stratifies servicing assets based on date of origination and financial asset type. The financial asset types currently being serviced are either government guaranteed or conventional.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Deposits

Deposits and their respective weighted average interest rates are summarized as follows:

	March 31,
	2005		2004
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)
Non-interest-bearing demand accounts	0.00%	$281,320	0.00%	$214,104
Regular passbook	0.29	177,089	0.30	161,239
NOW and other demand accounts	0.64	491,492	0.77	569,035
Money market checking and savings	1.90	835,093	1.27	616,555
Certificate accounts	2.93	950,943	2.43	894,113

Total	1.73%	$2,735,937	1.40%	$2,455,046

Certificate accounts maturing subsequent to March 31, 2005, are summarized as follows:

Year Ending March 31,	Amount
(Dollars in thousands)
2006	$631,930
2007	134,668
2008	97,467
2009	21,193
2010	65,265
Thereafter	420

Total	$950,943

Interest expense on deposits is summarized as follows:

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Regular passbook	$504	523	941
NOW and other demand accounts	3,796	6,177	10,050
Money market checking and savings	12,077	7,229	9,762
Certificate accounts	23,557	22,841	32,038

Total	$39,934	36,770	52,791

At March 31, 2005 and 2004, we had accrued interest payable on deposits of $1.2 million and $835,000, respectively, which is included in other liabilities in our accompanying consolidated balance sheets.

At March 31, 2005 and 2004, $87.9 million and $39.3 million of public funds on deposit were secured by loans receivable, mortgage-backed securities and investment securities with aggregate carrying values of $125.9 million and $60.2 million, respectively.

The aggregate amount of certificates of deposit with balances of $100,000 or more were $489.4 million and $401.3 million at March 31, 2005 and 2004, respectively. For deposit accounts with balances in excess of $100,000, that portion in excess of $100,000 may not be federally insured.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11) FHLB Advances and Other Borrowings

We utilize FHLB advances and reverse repurchase agreements as sources of funds. The advances and repurchase agreements are collateralized by mortgage-backed securities, investment securities and/or loans. We only transact business with the FHLB or brokerage firms that are recognized as primary dealers in U.S. government securities. (See Note 14)

	March 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$827,035	562,885	465,631
Maximum amount outstanding at any month-end during the year	985,000	845,000	523,000
Amount outstanding at year end (1)	757,500	845,000	481,000
Average interest rate:
For the year	2.05%	2.22	4.06
At year end	2.52	1.72	3.30

Reverse repurchase agreements:
Average amount outstanding during the year	$1,688	1,303	800
Maximum amount outstanding at any month-end during the year	4,470	4,385	4,385
Amount outstanding at year end	—	4,000	4,385
Average interest rate:
For the year	1.87%	1.94	2.15
At year end	—	1.67	2.15

Promissory Note (2):
Average amount outstanding during the year	$3,517	149	—
Maximum amount outstanding at any month-end during the year	11,923	2,600	—
Amount outstanding at year end	11,923	2,600	—
Average interest rate:
For the year	7.10%	7.00	—
At year end	7.00	7.00	—

(1)	Included in the balance of FHLB advances outstanding at March 31, 2005, 2004 and 2003, is a putable borrowing of $15.0 million with a final maturity date of February 12, 2008. The advance is subject to quarterly puts from May 12, 2003 through the final maturity date.
(2)	The promissory note was entered into by our subsidiary, Diversified Builder Services, Inc. to finance its builder service operations.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

FHLB advances have the following final maturities at March 31, 2005.

Amount
(Dollars in thousands)
2006	$587,500
2007	130,000
2008	15,000
thereafter	25,000

Total	$757,500

Interest expense on FHLB advances and other borrowings is summarized as follows:

	Year ended March 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB advances	$15,857	12,460	19,395
Reverse repurchase agreements	37	36	8
Other interest expense	1,481	63	53

Total	$17,375	12,559	19,456

(12) Junior Subordinated Debentures

On September 30, 2004, we issued $30.0 million of floating rate trust preferred securities (“Capital Securities”) through a newly formed unconsolidated special purpose trust, PFF Bancorp Capital Trust I (the “Trust”), a Delaware statutory trust. The Capital Securities mature November 23, 2034, bear interest at three month LIBOR plus 2.20 percent and pay interest quarterly on February 23, May 23, August 23 and November 23 of each year. The Capital Securities may be redeemed by us, in whole or in part, beginning on November 23, 2009, or on any interest payment date thereafter. The Capital Securities may also be redeemed by the Company, in whole or in part, within 120 days of the occurrence of certain special redemption events as defined in the indenture.

We formed and capitalized the Trust through the issuance of $928,000 of our floating rate junior subordinated debentures. We have fully and unconditionally guaranteed the capital securities along with the obligation of the Trust under its trust agreement. The guarantee agreement was executed by PFF Bancorp, Inc. which is the guarantor, with Wilmington Trust Company serving as the guarantee trustee for the benefit of the holders of the capital securities of the issuer, the Trust. This guarantee shall terminate as to the capital securities (i) upon full payment of the price payable upon redemption of all capital securities then outstanding, (ii) upon the distribution of all of the debentures to the holders of all the capital securities or (iii) upon full payment of the amounts payable in accordance with the declaration upon dissolution of the issuer. The guarantee was provided pursuant to the requirements of the trust in order to provide a credit enhancement and incentive for holders to purchase the capital securities. The guarantor agrees to assume all obligations of the issuer and guarantees full payment of all obligations. The Capital securities have an aggregate liquidation amount of $30.0 million. In FIN 45, one of the exceptions to recognizing a liability is when a parent guarantees a subsidiary’s debt to a third party, as a result no liability is recognized for this guarantee. The guarantor has no recourse and there is no collateral related to the guarantee.

The Trust was formed for the exclusive purpose of issuing the Capital Securities and using the proceeds from that issuance to acquire an additional $30.0 million of our floating rate junior subordinated debentures. The floating rate junior subordinated debentures have terms identical to those of the Capital Securities. We used

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

the proceeds for general corporate purposes, including $15.0 million in capital contributions to the Bank, to support continued growth in construction, commercial real estate, commercial business and consumer loans (the “Four Cs”). Because the Bancorp is not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company. The $30.9 million of junior subordinated debentures are reflected as borrowings on our consolidated balance sheet at March 31, 2005. The distributions paid on the junior subordinated debentures are reflected as interest expense in the consolidated statements of earnings. Interest expense on the junior subordinated debentures was $951,000 for the fiscal year ended March 31, 2005.

The table below summarizes the outstanding junior subordinated debenture issued by us as of March 31, 2005:

Trust Name	Issuance Date	Principal Balance of Debentures	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
(Dollars in thousands)
PFF Bancorp Capital Trust I	September 30, 2004	$30,928	November 23, 2009	November 23, 2034	3 Month LIBOR + 2.20%	5.05%	February 23, 2005	February May August November

(13) Derivative Hedging Activities

On September 30, 2004, we entered into an interest rate swap agreement with a financial institution in the notional amount of $30.0 million for a period of five years. We entered into our interest rate swap on September 30, 2004 to mitigate risks associated with changes to the cash flows associated with interest payments on our junior subordinated debentures. Accordingly, this interest rate swap, is classified as a cash flow hedge. The hedge will terminate in November 2009

The interest rate swap was transacted for the purpose of hedging the cash outflows from $30.0 million of the junior subordinated debentures described in Note (12) above against increasing interest rates and accordingly is designated as a cash flow hedge. The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent until November 23, 2009. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. At March 31, 2005, the interest rate swap contract had a fair value of $821,000. Changes in the fair value of cash flow hedges are recognized in other comprehensive income, net of taxes. In 2005, the change in fair value of $821,000, net of taxes, of $345,000, is reflected as a component of other comprehensive income totaling $476,000. The periodic net settlement of this swap is recorded as an adjustment to interest expense. This swap increased interest expense by $227,000 in fiscal 2005.

(14) Lines of Credit

At March 31, 2005 and 2004, we had maximum borrowing capacity from the FHLB of San Francisco in the amount of $1.53 billion and $1.37 billion, respectively. Based upon pledged collateral in place, we had available borrowing capacity of $351.9 million and $418.2 million as of March 31, 2005 and 2004, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities and investment securities aggregating $1.38 billion and $1.26 billion as of March 31, 2005 and 2004, respectively and our required investment in one hundred dollar par value capital stock of the FHLB of San Francisco. At March 31, 2005 and 2004, the cost basis of this FHLB capital stock was $41.8 million and $42.5 million, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Employee Benefit Plans

Pension Plan

We maintain a defined benefit Pension Plan (“Pension Plan”) that prior to being frozen as of December 31, 1995, covered our employees. The benefits are based on each employee’s years of service and final average earnings determined over the five-year period prior to the benefit determination date. Employees become fully vested upon completion of five years of qualifying service. We also maintain a Retirement Plan for all directors and a Supplemental Plan for all senior officers. Effective December 31, 1995, we elected to freeze the Pension Plan, Directors’ Retirement and Supplemental Plan. Accordingly, no new accruals for future years of service have occurred since December 31, 1995.

The following table sets forth the plans’ change in benefit obligation and change in plan assets at the plans’ most recent measurement dates.

	Year ended March 31,
	2005		2004
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
	(Dollars in thousands)
Change in benefit obligation
Projected benefit obligation, beginning of year	$23,864	2,665	22,302	2,705
Interest cost	1,332	146	1,296	155
Benefits paid	(1,490)	(234)	(1,403)	(233)
Actuarial loss (gain)	116	(9)	1,669	38

Projected benefit obligation, end of year	$23,822	2,568	23,864	2,665

Change in plan assets
Plan assets, beginning of year	$21,082	—	18,356	—
Actual return on plan assets	1,549	—	2,229	—
Employer contribution	—	234	1,900	233
Benefits paid	(1,490)	(234)	(1,403)	(233)

Plan assets, end of year	$21,141	—	21,082	—

Funded status	$(2,681)	(2,568)	(2,783)	(2,665)
Unrecognized transition obligation	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized loss	7,451	487	8,135	544

Prepaid (accrued) benefit cost	$4,770	(2,081)	5,352	(2,121)

Amounts recognized in the Consolidated Balance Sheets consists of:
Accrued benefit liability	$(2,681)	(2,707)	(2,783)	(2,752)
Accumulated other comprehensive income	7,451	626	8,135	631

Net amount recognized	$4,770	(2,081)	5,352	(2,121)

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Net periodic pension costs for fiscal 2005, 2004 and 2003 included the following components:

	Year ended March 31,
	2005		2004		2003
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$1,332	146	1,296	155	1,335	168
Expected return on plan assets	(1,325)	—	(1,192)	—	(1,274)	—
Amortization of unrecognized transition obligation	—	—	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—	—	—
Amortization of unrecognized loss	575	48	589	47	285	42

Net periodic pension expense	$582	194	693	202	346	210

The amount included within other comprehensive income for the period arising from the change in the additional minimum pension liability is as follows:

	Year ended March 31,
	2005		2004
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
	(Dollars in thousands)
Minimum pension liability adjustment	$(684)	(5)	44	7

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets are as follows:

	Year ended March 31,
	2005		2004
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
Weighted-average assumptions
Discount rate	5.75%	5.75	5.75%	5.75
Expected long-term rate of return on plan assets	6.50	—	6.50	—

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

A summary of Pension Plan assets by source is as follows:

	As of March 31,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Cash equivalents	$2,251	11%	$1,605	8%
Bonds	9,827	46	8,016	38
Common Stock	8,060	38	5,071	24
Preferred Stock	819	4	1,203	6
Mutual Funds	114	1	5,123	24
Cash	5	—	49	—
Real Estate	65	—	15	—

Total assets	$21,141	100%	$21,082	100%

The following presents the benefits projected to be paid to participants in the Employee Pension Plan for the next ten years:

Plan Year	Projected Benefit Payout
(Dollars in thousands)
2005	$1,488
2006	1,522
2007	1,517
2008	1,513
2009	1,522
2010-2014	7,708

Capital Accumulation Plan

In 1985, we established a capital accumulation plan (the “401(k) Plan”), which is available to all employees. Under the 401(k) Plan, we contribute funds in an amount equal to 100% of the first three percent and 50% of the fourth and fifth percent (for a total maximum possible contribution of four percent) of employee contributions. In fiscal 2005, 2004 and 2003, the total 401(k) Plan expense was $839,000, $782,000, and $571,000, respectively.

Deferred Compensation Plans

We provide a non-qualified Directors’ Deferred Compensation Plan and a non-qualified Employees’ Deferred Compensation Plan that offer directors and senior officers the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors’ Deferred Compensation Plan becomes payable no later than the first day of the month following the date the participant attains age 70.5. The benefit from the Employees’ Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70.5, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to our depositors or, at the participants’ election, investment earnings or losses equivalent to that of our common stock. At March 31, 2005 and 2004, the liability under these plans included in accrued expenses and other liabilities was $271,000 and $221,000, respectively. Employees and directors can also select to defer receipt of vested stock awards granted under the 1996 Incentive Plan under the terms of the respective deferred compensation plan.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Post Retirement Medical Benefits

We currently provide post retirement medical coverage to eligible employees. We pay the employees monthly medical premiums for 12 months. After twelve months, the employee may continue on our group medical plan up to age 65 with the employee paying 100% of the premiums. For the fiscal years ended March 31, 2005, 2004 and 2003, the expense associated with this coverage was $60,000, $5,000 and $21,000, respectively. At March 31, 2005 and 2004, the post retirement medical coverage obligation recorded in our accrued expenses and other liabilities was $222,000 and $165,000, respectively.

Post Retirement Executive Death Benefit

We currently provide a post retirement executive death benefit to eight former executives. For the fiscal years ended March 31, 2005, 2004 and 2003 the expense associated with this coverage was $(204,000), $589,000 and zero, respectively. At March 31, 2005 and 2004, the post retirement executive death benefit obligation recorded in our accrued expenses and other liabilities was $386,000 and $589,000, respectively.

Employee Stock Ownership Plan

In connection with our initial public offering of stock in March 1996, our ESOP purchased 3,332,700 shares of our common stock at approximately $4.76 per share (adjusted for stock splits), or $15.9 million, which was funded by a loan from the Bancorp. The loan is being repaid from the Bank’s contractual and discretionary contributions over a period not to exceed 10 years. Dividends on unallocated shares held by the ESOP have been used to accelerate loan paydowns. The loan is secured by the common stock owned by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. ESOP shares are allocated to the eligible participants based on compensation as described in the ESOP. For the years ended March 31, 2005, 2004 and 2003, ESOP shares of 383,082, 387,389 and 373,481, respectively were allocated to the participants. At March 31, 2005 and 2004, the unearned balance of the ESOP shares is included in unearned stock-based compensation as a reduction of total stockholders’ equity in the accompanying consolidated financial statements. The value of ESOP shares committed to be released is included in compensation expense based upon the fair value of the shares on the dates of the commitment. At March 31, 2005, the fair value of the unearned ESOP shares is $2.1 million. Compensation expense associated with the ESOP was $9.9 million, $8.5 million and $5.9 million for the years ended March 31, 2005, 2004 and 2003, respectively. At March 31, 2005 the allocated and unallocated shares in the ESOP totaled 3,255,726 and 76,974, respectively. At March 31, 2004 the allocated and unallocated shares in the ESOP totaled 2,872,644 and 460,056, respectively. Unallocated ESOP shares are not treated as outstanding shares for purposes of determining basic and diluted EPS.

1996 and 1999 Incentive Plans

During October, 1996, our stockholders approved the PFF Bancorp, Inc. 1996 Incentive Plan (the “1996 Plan”). During September, 1999, our stockholders approved the PFF Bancorp, Inc. 1999 Incentive Plan (the “1999 Plan”). The 1996 Plan authorized the granting of options to purchase our common stock, option related awards, and grants of common stock (collectively “Awards”). The 1999 Plan authorized the granting of options to purchase our common stock. Concurrent with the approval of the 1996 Plan, we adopted SFAS 123, “Accounting for Stock-Based Compensation,” which permits a company to account for stock options granted under either the fair-value-based or the intrinsic-value-based (as described in APB 25) method of accounting. If a company elects to account for options granted under the intrinsic-value-based method, it must make certain disclosures with respect thereto. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123”. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. SFAS 123R is effective for fiscal years beginning after June 15, 2005. We will be adopting SFAS 123R beginning with our first quarter of fiscal 2006. See “Note 1 — Stock Option Plans.”

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The maximum number of shares reserved for Awards under the 1996 Plan was 5,832,225 shares, with 4,165,875 shares reserved for purchase pursuant to options and 1,666,350 shares reserved for awards of our common stock. The maximum number of shares reserved under the 1999 Plan was 1,312,500 all of which were reserved for purchase pursuant to options. The exercise price of all options under both plans must be 100% of the fair value of our common stock at the time of grant and the term of the options may not exceed 10 years. Of the 1,666,350 shares reserved for stock awards, 1,618,138 shares with a fair value of $9.9 million were granted to directors and executive officers during the year ended March 31, 1997 with 1,118,250 shares granted to employees and 499,888 shares granted to directors. An additional 31,500 shares with a fair value of $214,000 at the time of grant, were granted to a newly promoted executive officer during the year ended March 31, 1998. During the year ended March 31, 2002 the remaining 16,712 shares, with a fair value of $258,000, were granted to executive officers. Stock awards vested in five equal annual installments ending in October 2001 with the exception of the 16,712 shares, which vested in one installment on March 27, 2002. With respect to shares of our common stock granted to executive officers, the 1996 Plan provided that the vesting of 75% of the third, fourth and fifth annual installments was subject to the attainment of certain performance goals. Those goals were met. There was no compensation expense associated with stock awards recognized for the years ended March 31, 2005, 2004 and 2003. Receipt of vested stock awards may be deferred under the directors or employees deferred compensation plans. Concurrent with shareholder approval of the 2004 Equity Incentive Plan, any remaining options available for grant under the 1996 and 1999 Plans were transferred into the 2004 Equity Incentive Plan.

2004 Equity Incentive Plan

During September 2004, our stockholders approved the PFF Bancorp, Inc. 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan authorizes the granting of 1,112,632 options or 556,315 restricted stock awards to Directors or employees. Additionally, any ungranted options or awards along with options or awards previously granted under the 1996 and 1999 Plans that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2004 Plan. No options or restricted stock awards have been granted under the 2004 Plan as of March 31, 2005.

During May 2005, 436,760 restricted stock awards, all of which are performance-based, were granted to employees. Subject to meeting or exceeding the specified performance measures, the maximum number of shares vesting as of March 31, 2006, 2007 and 2008 will be 72,062, 146,318 and 218,380, respectively. The specified performance measures include percentage growth in diluted earnings per share, return on average equity, total shareholder return and efficiency ratio (all of which are to be measured relative to a defined peer group) as well as percentage growth in the Bank’s deposit households and percentage growth in the Four-Cs (both of which are to be measured relative to internal targets). Additionally, should percentage growth in diluted earnings per share not meet or exceed the specified target, all shares subject to vesting for that particular performance period will be forfeited. Once at least three of the six performance measures (including percentage growth in diluted earnings per share) are met, a pro-rata portion of the awards are earned in a manner such that for the full number of shares specified to be earned, performance must meet or exceed the specified targets for all six performance measures. Also during May 2005, an additional 81,000 restricted stock awards were granted to non-employee Directors. These restricted stock awards to non-employee Directors vest in generally equal annual installments beginning in May 2006.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The table below reflects, for the periods indicated, the activity in our stock options issued under the 1996 and 1999 Plans.

	For the Year Ended March 31,
	2005	2004	2003
Balance at beginning of period	2,109,692	2,766,680	3,878,978
Granted	—	28,076	85,050
Canceled or expired	(497)	(6,408)	(59,319)
Exercised	(1,089,580)	(678,656)	(1,138,029)

Balance at end of period	1,019,615	2,109,692	2,766,680

Options exercisable	992,380	2,012,988	2,107,083
Options available for grant	—	62,141	83,807
Options transferred to 2004 Plan	62,636	—	—

Weighted average option price per share:
Outstanding	$10.82	9.49	8.92
Exercisable	10.66	9.18	7.73
Exercised	8.24	7.71	6.76
Granted	—	23.13	15.51
Expired	6.90	11.57	12.49

The following table summarizes information with respect to our stock options outstanding as of March 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At March 31, 2005	Weighted-average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Outstanding at March 31, 2005	Weighted- Average Exercise Price
$ 6.00 to 8.00	367,432	1.9	$6.41	365,291	$6.41
8.01 to 10.00	6,816	3.4	9.08	6,816	9.08
10.01 to 12.00	34,834	6.3	11.50	22,157	11.41
12.01 to 14.00	515,325	6.7	12.70	515,336	12.70
14.01 to 16.00	71,107	7.7	15.52	71,107	15.52
16.01 to 18.00	4,815	8.2	17.97	2,032	17.97
18.01 to 30.00	19,286	8.7	25.06	9,641	25.06

	1,019,615			992,380

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Income Taxes

For the years ended March 31, 2005, 2004 and 2003, the current and deferred amount of income tax expense (benefit) are as follows:

	Current	Deferred	Total
	(Dollars in thousands)
Year Ended March 31, 2005
Federal	$33,764	(3,833)	29,931
State	11,695	(1,471)	10,224

Total	$45,459	(5,304)	40,155

Year Ended March 31, 2004
Federal	$23,110	1,770	24,880
State	6,474	764	7,238

Total	$29,584	2,534	32,118

Year Ended March 31, 2003
Federal	$17,992	2,320	20,312
State	5,169	8	5,177

Total	$23,161	2,328	25,489

For the years ended March 31, 2005, 2004 and 2003, our current federal and state tax liabilities were reduced by $8.8 million, $3.7 million and $4.2 million, respectively due to the exercise of non-qualified stock options by employees and directors. Under the intrinsic value method, these exercises do not result in a charge to compensation expense but do provide us with a tax deduction.

At March 31, 2005, we had current federal and state income tax receivables of $761,000 and $3.3 million, respectively, reflected as a component of prepaid expenses and other assets as compared to March 31, 2004 where we had current federal and state income tax liabilities of $5.5 million and $1.6 million, respectively, reflected as a component of accrued expenses and other liabilities.

A reconciliation of total income taxes and the amount computed by applying the applicable federal income tax rate to earnings before income taxes follows:

	Year Ended March 31
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Computed “expected” taxes	$30,075	35%	$25,574	35%	$21,319	35%
Increase in taxes resulting from:
California franchise tax, net of federal tax benefit	6,715	8	4,704	7	3,365	6
Fair value of ESOP shares over deduction	2,779	3	2,199	3	1,262	2
Other items	586	1	(359)	(1)	(457)	(1)

Total	$40,155	47%	$32,118	44%	$25,489	42%

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

	March 31, 2005	Taxes (Benefit)	March 31, 2004	Taxes (Benefit)	March 31, 2003
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$(13,979)	(1,815)	$(12,164)	(460)	(11,704)
California franchise tax	(3,285)	189	(3,474)	(689)	(2,785)
Accrued expenses	(1,708)	13	(1,721)	(692)	(1,029)
Accumulated depreciation	(569)	538	(1,107)	(243)	(864)
Intangibles amortization	131	128	3	118	(115)
Non-accrual interest	(316)	229	(545)	(126)	(419)
Unrealized gains (loss) on securities available-for-sale, net	(975)	(5,497)	4,522	4,035	487
Minimum pension liability	(3,154)	(78)	(3,076)	(22)	(3,054)
Difference in basis of investments	(433)	699	(1,132)	(210)	(922)
Other	(49)	275	(324)	21	(345)

	(24,337)	(5,319)	(19,018)	1,732	(20,750)

Deferred tax liabilities:
Deferred loan origination fees	22,099	(4,818)	26,917	4,818	22,099
Unredeemed FHLB stock dividends	5,469	—	5,469	260	5,209
Pension plan liability	(462)	(1,036)	574	(256)	830
Prepaid expenses	300	300	—	—	—
Interest rate swap	345	345	—	—	—
Accrued interest on pre-1985 loans	69	(1)	70	(2)	72
Excess servicing rights amortization	51	(5)	56	(5)	61

	27,871	(5,215)	33,086	4,815	28,271

Net deferred tax liability	$3,534	(10,534)	$14,068	6,547	7,521

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

Based on our current and historical pretax earnings, adjusted for significant items, we believe it is more likely than not that we will realize the benefit of the deferred tax asset at March 31, 2005. We believe the existing net deductible temporary differences will reverse during periods in which we generate net taxable income. However, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years.

Although the Bank no longer can use the reserve method of accounting for bad debt, its tax bad debt reserve balance of approximately $25.3 million (as of March 31, 1988) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank’s current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Bancorp is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

(17) Stockholders’ Equity

We are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for all insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

Regulatory Capital

To be considered “well capitalized,” a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio of 2% or less. We believe that at March 31, 2005, the Bank met the definition of “well capitalized.”

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital as of March 31, 2005:

	PFF Bank & Trust’s Regulatory Capital Requirement
	Tangible Capital	Core Capital	Risk-based Capital
	(Dollars in thousands)
Capital of the Bank presented on a GAAP basis	$321,926	321,926	321,926
Adjustments to GAAP capital to arrive at regulatory capital:
Unrealized losses on securities available-for-sale, net	2,388	2,388	2,388
Goodwill and other intangible assets	(1,267)	(1,267)	(1,267)
General loan valuation allowance (1)	—	—	29,546
Disallowed assets	(31)	(31)	(31)

Regulatory capital	323,016	323,016	352,562
Regulatory capital requirement	57,829	154,211	240,282

Amount by which regulatory capital exceeds requirement	$265,187	168,805	112,280

(1)	Limited to 1.25% of risk-weighted assets.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes the Bank’s actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 2005 and 2004.

	Actual		For Capital Adequacy Purposes				To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2005	Amount	Ratio	Amount	Ratio			Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$352,562	11.74%	$240,282	≥	8.00%		$300,353	≥10.00%
Tier 1 (Core) capital (to adjusted total assets)	323,016	8.38	154,211	≥	4.00		192,763	≥5.00
Tier 1 (Core) capital (to risk-weighted assets)	323,016	10.75	—		—	(1)	180,212	≥6.00
Tangible capital (to tangible assets)	323,016	8.38	57,829	≥	1.50		—	—	(1)

	Actual		For Capital Adequacy Purposes				To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2004	Amount	Ratio	Amount	Ratio			Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$303,229	11.21%	$216,321	≥	8.00%		$270,401	≥10.00%
Tier 1 (Core) capital (to adjusted total assets)	277,373	7.64	145,182	≥	4.00		181,478	≥5.00
Tier 1 (Core) capital (to risk-weighted assets)	277,373	10.26	—		—	(1)	162,240	≥6.00
Tangible capital (to tangible assets)	277,323	7.64	54,443	≥	1.50		—	—	(1)

(1)	Ratio is not specified under capital regulations.

At periodic intervals, both the OTS and the FDIC routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

Treasury Stock

At March 31, 2005 and 2004, our treasury stock was comprised of 126,200 and 419,550 shares, respectively, of our common stock. During fiscal 2005 we retired 1,522,450 shares of our common stock that had been repurchased during fiscal 2004 and 2005 and held as treasury stock. During fiscal 2005, we repurchased 1,229,100 shares of our common stock.

The payment of dividends by the Bank to the Bancorp is subject to OTS regulations. “Safe-harbor” amounts of capital distributions can be made after providing notice to the OTS, but without needing prior approval. For institutions, such as the Bank, that meet the definition of “well capitalized” and would continue to do so following the proposed capital distribution, the safe harbor amount is the institutions calendar year-to-date net income plus retained net income for the preceding two years less any previous capital distributions declared for those periods.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Institutions can distribute amounts in excess of the safe-harbor amounts with the prior approval of the OTS. During fiscal 2005, the Bank paid cash dividends to the Bancorp of $30.0 million in order to fund general corporate needs, cash dividends to shareholders and share repurchases.

On March 26, 2003, the Bancorp’s Board of Directors, authorized the repurchase of up to 1,260,000 shares of our common stock in open market transactions based on market conditions. The timing, volume and price of purchases are contingent upon our discretion and our overall financial condition. On January 26, 2005, the Bancorp’s Board of Directors authorized the addition of 1,200,000 shares to the 288,420 shares that were remaining under the March 2003 repurchase authorization. During fiscal 2005, 2004 and 2003, we repurchased 1,229,100, 454,200 and 3,807,720 shares, respectively, at weighted average prices of $26.65, $23.27 and $15.79 per share, respectively, resulting in 738,270 shares remaining under the current share repurchase program at March 31, 2005.

Common stock repurchases were as follows:

	Common Stock Repurchased
	Total Number of shares	Average Price Per Share	Total Shares Purchased Under Repurchase Program	Shares Remaining Under Repurchase Program
January 1, 2005 through January 31, 2005	283,613	$28.84	283,613	1,204,808
February 1, 2005 through February 28, 2005	227,138	28.23	227,138	977,670
March 1, 2005 through March 31, 2005	239,399	28.02	239,399	738,270

Stock Dividends

In fiscal 2005, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005, to shareholders of record on February 15, 2005. In fiscal 2004, our Board of Directors declared a seven-for-five stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Other Non-Interest Expense

Other non-interest expense amounts are summarized as follows:

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
SAIF insurance premiums	$939	852	840
Office supplies and expense	3,539	3,178	3,382
Savings and NOW account expenses	2,099	1,954	1,541
Loan expenses	1,182	1,155	921
Other	6,361	4,851	3,514

Total	$14,120	11,990	10,198

(19) Commitments and Contingencies

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

Leases

We lease various office facilities under noncancelable operating leases that expire through 2025. Rent expense under operating leases included in occupancy and equipment expense for the years ended March 31, 2005, 2004 and 2003, was $1.2 million, $1.1 million and $732,000, respectively. A summary of future minimum lease payments under these agreements at March 31, 2005 follows.

Amount
(Dollars in thousands)
Year ending March 31,
2006	$1,474
2007	1,473
2008	1,456
2009	1,302
2010	1,219
Thereafter	5,799

Total	$12,723

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Off-Balance Sheet Risk

Concentrations of Operations and Assets

Our operations are primarily located within Southern California. At March 31, 2005 and 2004, approximately 83%, respectively, of our mortgage loans were secured by real estate in Southern California. Additionally, a substantial portion of our equity-based consumer loans and commercial loans and leases are to individuals or businesses located in Southern California. In addition, substantially all of our assets acquired through foreclosure and our property and equipment are located in Southern California.

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

Our exposure to off-balance-sheet credit risk (i.e., losses resulting from the other party’s nonperformance of financial guarantees) and interest rate risk (for fixed-rate mortgage loans) in excess of the amount recognized in the accompanying consolidated financial statements is represented by the following contractual amounts.

	March 31,
	2005	2004
	(Dollars in thousands)
Commitments to originate loans and leases:
Variable-rate	$117,297	152,639
Fixed-rate	796	1,573

Total	$118,093	154,212

Fair value	$(17)	484
Interest rate range for fixed-rate loans	5.74%-8.00%	4.79%-8.45%

Commitments to purchase variable rate loans	$—	8,221

Commitments to originate fixed- and variable-rate loans and leases represent commitments to lend to a customer, provided there are no violations of conditions specified in the agreement. Commitments to purchase variable-rate loans represent commitments to purchase loans originated by other financial institutions. These commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts above do not necessarily represent future cash requirements. We use the same credit policies in making commitments to originate loans and leases and purchase loans as we do for our on-balance sheet instruments. We control credit risk by evaluating each customer’s creditworthiness on a case-by-case basis and by using systems of credit approval, loan limitation, and various underwriting and monitoring procedures.

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At March 31, 2005 and 2004, we had standby letters of credit of $34.6 million and $10.4 million, respectively. We believe that we have sufficient liquidity resources such that any required performance under these standby letters of credit will have no adverse impact on our operations or financial condition.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We do not require collateral or other security to support off-balance-sheet financial instruments with credit risk. However, when the commitment is funded, we receive collateral to the extent deemed necessary, with the most significant category of collateral being deeds of trust on real property underlying mortgage loans.

(21) Trust Operations

Included in prepaid expenses and other assets is the net unamortized goodwill of $1.3 million at March 31, 2005, 2004 and 2003. During the year ended March 31, 2003, goodwill amortization related to the trust acquisition was discontinued in accordance with SFAS 142. On an annual basis, we test goodwill for impairment. For the years ended March 31, 2005 and 2004, there was no impairment in goodwill.

As a result of this acquisition, we have certain additional fiduciary responsibilities, which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, our Trust department holds assets for the benefit of others. These are not our assets and are not included in our consolidated balance sheets at March 31, 2005 and 2004.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(22) Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

The estimated fair values of our financial instruments are as follows:

	March 31, 2005		March 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$44,844	44,844	60,151	60,151
Loans held-for-sale	1,466	1,466	2,119	2,119
Investment securities held-to-maturity	6,736	6,647	5,742	5,979
Investment securities available-for-sale	61,938	61,938	62,957	62,957
Mortgage-backed securities available-for-sale	250,954	250,954	292,888	292,888
Loans and leases receivable, net	3,431,544	3,434,757	3,149,318	3,172,476
FHLB stock	41,839	41,839	42,500	42,500
Interest rate swap	821	821	—	—

Financial liabilities:
Deposits	2,735,937	2,731,794	2,455,046	2,466,684
FHLB advances and other borrowings	769,423	763,853	851,600	856,085
Junior subordinated debentures	30,928	33,774	—	—

Off-Balance Sheet Financial Instruments:
Commitments to originate loans and leases	118,093	(17)	154,212	484

The following methods and assumptions were used in estimating our fair value disclosures for financial instruments.

Cash and cash equivalents: The fair values of cash and cash equivalents approximate the carrying values reported in the consolidated balance sheet.

Loans held-for-sale: Loans designated as held for sale are carried at the lower of cost or market value in the aggregate, as determined by a fair value analysis we perform using prevailing market assumptions. Investment securities held-to-maturity: Fair values were based on quoted market prices. If quoted market prices were not available, fair value were estimated using market prices for similar securities, as well as internal analysis.

Investment securities, MBS and CMO available-for-sale: Fair values were based on quoted market prices. If quoted market prices were not available, fair value were estimated using market prices for similar securities, as well as internal analysis.

Loans and leases receivable: The carrying amounts of loans and lease financing receivables are their contractual amounts outstanding, reduced by deferred new loan origination fees and the allocable portion of the allowance

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

for loan and lease losses. The fair values of fixed and variable rate loans and leases were estimated using a discounted cash flow analysis based on estimated current rates at which similar loans and leases would be made to borrowers with similar credit risk characteristics and for the same remaining maturities. In determining the estimated current rates for discounting purposes, no adjustments were made for any change in borrowers’ credit risks since the origination of the loans and leases, as the allocable portion of the allowance for loan and lease losses provides for such changes in estimating fair value. It is not practicable to estimate the fair values of non-accrual loans as the credit risk adjustments that would be applied in the marketplace for such loans cannot be readily determined. As a result, the fair values of loans and leases as of March 31, 2005 and 2004, include the carrying amounts of non-accrual loans.

FHLB stock: The carrying amounts approximate fair value.

Interest rate swap: The fair value of our interest rate swap is based on the quoted market price at the reporting date.

Deposits: The fair values of passbook accounts, demand deposits and certain money market deposits are assumed to be the carrying values at the reporting date. The fair values of term accounts are based on projected contractual cash flows discounted using rates currently offered on alternative funding sources with similar maturities.

FHLB advances and other borrowings: The fair values of FHLB advances and other borrowings are based on discounted cash flows using rates currently offered on alternative funding sources with similar maturities.

Junior subordinated debentures: The fair value of the junior subordinated debentures is estimated based on the current spreads to LIBOR for junior subordinated debentures.

Off-balance sheet financial instruments: Commitments to originate loans and leases had a notional amount of $118.1 million at March 31, 2005. Standby letters of credit had a notional amount of $34.6 million at March 31, 2005.

(23) Conversion to Capital Stock Form of Ownership

The Bancorp was incorporated under Delaware law in March 1996 for the purpose of acquiring and holding all of the outstanding capital stock of the Bank as part of the Bank’s conversion from a federally chartered mutual savings and loan association to a federal stock savings bank. On March 28, 1996, the Bank became a wholly owned subsidiary of the Bancorp. In connection with the conversion, the Bancorp issued and sold to the public 41,658,750 shares of its common stock (par value $.01 per share) at a price of $4.76 per share. The proceeds, net of $4.5 million in conversion costs, received by the Bancorp from the conversion (before deduction of $15.9 million to fund the loan to the ESOP) amounted to $193.9 million. The Bancorp used $105.0 million of the net proceeds to purchase the capital stock of the Bank.

At the time of the conversion, the Bank established a liquidation account in the amount of $109.3 million, which was equal to its total retained earnings as of September 30, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 2005 is $14.3 million.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Bancorp may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

(24) Parent Company Condensed Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. Following are the condensed parent company only financial statements for PFF Bancorp, Inc.

Condensed Balance Sheets

	March 31,
	2005	2004
	(Dollars in thousands)
Assets

Cash and cash equivalents	$4,239	2,975
Investment securities held-to-maturity	1,005	—
Equity securities available-for-sale, at fair value	1,746	11,805
Trust preferred securities available-for-sale, at fair value	5,515	5,807
Loans	5,000	115
Investment in subsidiaries	353,261	302,766
Other assets	859	1,625

Total assets	$371,625	325,093

Liabilities and Stockholders’ Equity

Junior subordinated debenture	$30,928	—
Other liabilities	3,771	8,722
Stockholders’ equity	336,926	316,371

Total liabilities and stockholders’ equity	$371,625	325,093

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Earnings

	Year ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Interest income	$1,038	1,267	1,992
Interest expense	730	41	2

Net interest income before recovery of loan losses	308	1,226	1,990
Recovery of loan losses	375	—	—

Net interest income after recovery of loan losses	683	1,226	1,990

Other non-interest income	4,767	4,420	426
General and administrative expense	3,312	1,996	1,356

Earnings before equity in undistributed earnings of subsidiaries before income taxes	2,138	3,650	1,060
Dividend from subsidiaries	30,000	29,593	43,993
Equity in undistributed earnings of subsidiaries before income taxes	53,790	39,824	15,858

Earnings before income taxes	85,928	73,067	60,911
Income taxes	40,155	32,118	25,489

Net earnings	$45,773	40,949	35,422

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$45,773	40,949	35,422
Adjustments to reconcile net earnings to cash used by operating activities:
Amortization of premiums on investments and mortgage-backed securities	6	6	7
Decrease in trading securities	—	—	2,334
Amortization of deferred issuance cost on junior sub. debt	30	—	—
Amortization of unearned stock-based compensation	9,813	8,393	5,370
Gain on sale of securities	(4,771)	(4,419)	—
Undistributed (earnings) loss of subsidiaries	(50,495)	(38,140)	6,764
(Increase) decrease in other assets	5,436	2,704	(657)
Increase in other liabilities	5,136	28	3,798

Net cash provided by operating activities	10,928	9,521	53,038

Cash flow from investing activities:
Decrease in residential loans	115	117	5
Increase in loans receivable	(5,000)	—	—
Increase in investment held-to-maturity	(1,005)	—	—
Decrease in equity securities available-for-sale	7,983	5,396	627
Decrease in trust preferred securities	—	612	—

Net cash provided by investing activities	2,093	6,125	632

Cash flows from financing activities:
Proceeds from other borrowings	4,470	—	—
Repayment of other borrowings	(8,470)	—	—
Proceeds from issuance of junior subordinated debentures, net	29,700	—	—
Proceeds from exercise of stock options	8,983	4,820	7,106
Purchase of treasury stock	(32,760)	(10,571)	(60,114)
Cash dividends	(13,680)	(9,587)	(4,281)

Net cash used in financing activities	(11,757)	(15,338)	(57,289)

Net increase (decrease) in cash during the year	1,264	308	(3,619)

Cash and cash equivalents, beginning of year	2,975	2,667	6,286

Cash and cash equivalents, end of year	$4,239	2,975	2,667

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(25) Earnings Per Share

A reconciliation of the components used to derive basic and diluted earnings per share for the years ended March 31, 2005, 2004 and 2003 follows:

	Net Earnings	Weighted Average Shares Outstanding	Per Share Amount
	(Dollars in thousands, except per share data)
2005 (1)
Basic earnings per share	$45,773	24,661,059	$1.86
Effect of dilutive stock options and awards	—	616,272	0.05

Diluted earnings per share	$45,773	25,277,331	$1.81

2004 (2)
Basic earnings per share	$40,949	24,090,768	$1.70
Effect of dilutive stock options and awards	—	972,741	0.07

Diluted earnings per share	$40,949	25,063,509	$1.63

2003 (3)
Basic earnings per share	$35,422	25,302,080	$1.40
Effect of dilutive stock options and awards	—	998,856	0.05

Diluted earnings per share	$35,422	26,300,936	$1.35

(1)	The exercise price of all options was less than the average market price of the common shares outstanding during the fiscal year ended March 31, 2005. As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.
(2)	Options to purchase 18,419 shares of common stock at a weighted average price of $25.17 per share were outstanding during the fiscal year ended March 31, 2004, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire between November 25, 2013 and January 28, 2014, were still outstanding at March 31, 2004.
(3)	Options to purchase 58,710 shares of common stock at a weighted average price of $15.59 per share were outstanding during the fiscal year ended March 31, 2003, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire on December 19, 2007, were still outstanding at March 31, 2003.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(26) Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	Total 2005
	(Dollars in thousands, except per share data)
Net interest income	$35,918	37,592	38,713	39,451	151,674
Provision for loan losses	524	1,140	1,030	(40)	2,654
Other income	6,856	8,925	5,733	5,961	27,475
Other expenses	21,947	21,314	24,549	22,757	90,567

Earnings before income taxes	20,303	24,063	18,867	22,695	85,928
Income taxes	9,528	10,859	9,292	10,476	40,155

Net earnings	$10,775	13,204	9,575	12,219	45,773

Basic earnings per share	$0.44	0.54	0.39	0.49	1.86

Diluted earnings per share	$0.43	0.52	0.37	0.48	1.81

	Three Months Ended
	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	Total 2004
	(Dollars in thousands, except per share data)
Net interest income	$30,048	31,427	33,539	35,981	130,995
Provision for loan losses	660	1,645	120	300	2,725
Other income	5,607	5,586	7,135	6,710	25,038
Other expenses	18,834	18,731	21,362	21,314	80,241

Earnings before income taxes	16,161	16,637	19,192	21,077	73,067
Income taxes	6,829	7,036	8,106	10,147	32,118

Net earnings	$9,332	9,601	11,086	10,930	40,949

Basic earnings per share	$0.39	0.40	0.46	0.45	1.70

Diluted earnings per share	$0.37	0.39	0.44	0.43	1.63

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiaries (“the Company”) as of March 31, 2005 and 2004 and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiaries as of March 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have, audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PFF Bancorp’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 6, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

June 6, 2005

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d –15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2005 to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2005.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Larry M. Rinehart
Larry M. Rinehart President, Chief Executive Officer and Director

/s/ Gregory C. Talbott
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PFF Bancorp, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PFF Bancorp Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PFF Bancorp, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PFF Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2005 of PFF Bancorp, Inc. and our report dated June 6, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

June 6, 2005

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 28, 2005, pursuant to Regulation 14A in connection with PFF Bancorp, Inc.’s Annual Meeting of Stockholders to be held on September 13, 2005 (the “Proxy Statement”) under the captions Proposal 1-”Election of Directors” and “Section16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics, which applies to all of our employees, officers, directors, subsidiaries and affiliates (as defined in the Code of Conduct and Ethics), including our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for us. The Code of Conduct and Ethics for Senior Financial Officers meets the requirements of a “code of ethics” as defined by Item 406 of Exchange Act Regulation S-K and is available at our website: www.pffbank.com. We will also furnish a copy by mail to shareholders upon written requests sent to PFF Bancorp, Inc., 350 South Garey Avenue, Pomona, California, 91766, Attn: Corporate Secretary.

Item 11. Executive Compensation.

The information appearing in the definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or about July 28, 2005 for the 2005 Annual Meeting of Stockholders under the captions “Executive Compensation”, “Employment Agreements” and “Benefit Plans” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Security Ownership of Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 28, 2005 for the 2005 Annual Meeting of Stockholders.

The following table presents the equity compensation plan information as of March 31, 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	992,380	$10.82	1,175,268
Equity compensation plans not approved by security holders	—	—	—

Total	992,380	$10.82	1,175,268

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the information under the heading “Transactions with Certain Related Persons”, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 28, 2005 for the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is presented under the heading “Audit Committee Report” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on September 13, 2005, which will be filed with the SEC on or about July 28, 2005, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	The following consolidated financial statements are in Item 8 of this annual report:

-	Consolidated Balance Sheets as of March 31, 2005 and 2004

-	Consolidated Statements of Earnings for the years ended March 31, 2005, 2004 and 2003

-	Consolidated Statements of Comprehensive Earnings for the years ended March 31, 2005, 2004 and 2003

-	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2005, 2004 and 2003

-	Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003

-	Notes to Consolidated Financial Statements

-	Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report

(3)	Exhibits

(a)	The following exhibits are filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of PFF Bancorp, Inc. (1)

3.2	Bylaws of PFF Bancorp, Inc. (1)

4.1	Stock Certificate of PFF Bancorp, Inc. (1)

10.1	Form of Employment Agreement between PFF Bancorp, Inc. and certain executive officers (6)

10.2	Form of Employment Agreement between PFF Bank & Trust and certain executive officers (6)

10.3	Form of PFF Bank & Trust Employee Severance Compensation Plan (1)

10.4	Capital Accumulation Plan for Employees of Pomona First Federal Savings and Loan Association (1)

10.5	PFF Bancorp, Inc. 1996 Incentive Plan (2)

10.6	Form of Non-Statutory Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)

10.7	Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)

10.8	Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc. (3)

10.9	Form of Stock Award and Stock Option Agreement for Outside Directors of PFF Bancorp, Inc. (3)

10.10	The Pomona First Federal Bank & Trust Restated Supplemental Executive Retirement Plan (3)

10.11	The Pomona First Federal Bank & Trust Directors’ Deferred Compensation Plan (3)

10.12	PFF Bancorp, Inc. 1999 Incentive Plan (4)

10.13	Indenture by and between PFF Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated September 30, 2004 for Floating Rate Junior Subordinated Debt Securities. (5)

10.14	Guarantee Agreement executed and delivered by PFF Bancorp, Inc. and Wilmington Trust Company for the benefit of the Holders from time to time of the Capital Securities of PFF Bancorp Capital Trust I. (5)

10.15	Form of Performance-Based Award Agreement payable March 31, 2006 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan. (6)

10.16	Form of Performance-Based Award Agreement payable March 31, 2007 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan. (6)

10.17	Form of Performance-Based Award Agreement payable March 31, 2008 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan. (6)

10.18	Form of PFF Bancorp, Inc. Termination and Change in Control Agreement. (7)

10.19	Form of PFF Bank & Trust Termination and Change in Control Agreement. (7)

10.20	PFF Bancorp, Inc. 2004 Equity Incentive Plan. (8)

21	Subsidiary information is incorporated herein by reference to “Part I- Subsidiary Activities.”

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.3	Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust (9)

(1)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.
(2)	Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated September 16, 1996.
(3)	Incorporated herein by reference from the Form 10-K filed on June 20, 1997.
(4)	Incorporated herein by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders dated September 22, 1999.
(5)	Incorporated herein by reference from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
(6)	Incorporated herein by reference from the Form 8-K dated May 24, 2005 filed with the Securities and Exchange Commission on June 1, 2005.
(7)	Incorporated herein by reference from the Form 8-K dated May 25, 2005 filed with the Securities and Exchange Commission on June 1, 2005.
(8)	Incorporated herein by reference to the Proxy Statement for the 2004 Annual Meeting of Stockholders dated July 29, 2004.
(9)	To be filed on or before June 28, 2005.

AVAILABILITY OF REPORTS

Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge from our internet site, www.pffbank.com, by clicking on “Investor Relations” located on the home page, proceeding to “Financial” and then to “SEC filings.” We will furnish any or all of the non-confidential exhibits upon payment of a reasonable fee. Please send request for exhibits and/or fee information to:

PFF Bancorp, Inc.

350 South Garey Ave

Pomona, California 91769

Attention: Corporate Secretary

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

	BY:	/s/ LARRY M. RINEHART
Larry M. Rinehart
DATED: June 7, 2005		President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ LARRY M. RINEHART Larry M. Rinehart	President, Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2005

/s/ GREGORY C. TALBOTT Gregory C. Talbott	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 7, 2005

/s/ ROBERT W. BURWELL Robert W. Burwell	Director	June 7, 2005

Richard P. Crean	Director

/s/ STEPHEN C. MORGAN Stephen C. Morgan	Director	June 7, 2005

/s/ CURTIS W. MORRIS Curtis W. Morris	Director	June 7, 2005

/s/ JIL H. STARK Jil H. Stark	Director	June 7, 2005

/s/ ROYCE A. STUTZMAN Royce A. Stutzman	Director	June 7, 2005