Form 10-Q
period 2005-06-30
PFF BANCORP INC
filed 2005-08-09
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10‑Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 24,581,645 shares of common stock, par value $.01 per share, outstanding as of July 31, 2005.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2005	March 31, 2005

	(Unaudited)
Assets
Cash and cash equivalents	$66,473	$44,844
Investment securities held -to-maturity (estimated fair value of $6,684 at June 30, 2005, and $6,647 at March 31, 2005)	6,733	6,736
Investment securities available-for-sale, at fair value	61,962	61,938
Mortgage-backed securities available-for-sale, at fair value	235,810	250,954
Loans held-for-sale, at lower of cost or market	989	1,466
Loans and leases receivable, net	3,474,098	3,431,544
Federal Home Loan Bank (FHLB) stock, at cost	41,884	41,839
Accrued interest receivable	17,420	16,413
Assets acquired through foreclosure, net	63	-
Property and equipment, net	41,135	30,385
Prepaid expenses and other assets	23,796	24,942
Total assets	$3,970,363	$3,911,061

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$2,773,893	$2,735,937
FHLB advances and other borrowings	782,649	769,423
Junior subordinated debentures	30,928	30,928
Accrued expenses and other liabilities	40,749	37,847
Total liabilities	3,628,219	3,574,135
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 24,622,833 and 24,908,823; outstanding 24,575,733 and 24,782,623 at June 30, 2005 and March 31, 2005, respectively	245	248
Additional paid-in capital	166,670	164,536
Retained earnings, substantially restricted	180,204	178,288
Unearned stock-based compensation	(236)	(352)
Treasury stock (47,100 and 126,200 at June 30, 2005, and March 31, 2005, respectively)	-	(1)
Accumulated other comprehensive income (losses)	(4,739)	(5,793)
Total stockholders' equity	342,144	336,926
Total liabilities and stockholders' equity	$3,970,363	$3,911,061

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2005	2004
Interest income:
Loans and leases receivable	$54,574	$44,541
Mortgage-backed securities	2,346	2,548
Investment securities and deposits	1,133	982
Total interest income	58,053	48,071
Interest expense:
Deposits	12,604	8,639
Borrowings	5,894	3,566
Total interest expense	18,498	12,205
Net interest income	39,555	35,866
Provision for loan and lease losses	-	524
Net interest income after provision for loan and lease losses	39,555	35,342
Non-interest income:
Deposit and related fees	2,947	2,552
Loan and servicing fees	2,033	1,614
Trust, investment and insurance fees	1,146	1,078
Gain on sale of loans, net	67	43
Gain on sale of securities, net	-	1,439
Other non-interest income	206	182
Total non-interest income	6,399	6,908
Non-interest expense:
General and administrative:
Compensation and benefits	12,949	12,411
Occupancy and equipment	3,457	3,339
Marketing and professional services	2,987	2,315
Other non-interest expense	3,273	3,806
Total general and administrative	22,666	21,871
Foreclosed asset operations, net	(1)	76
Total non-interest expense	22,665	21,947
Earnings before income taxes	23,289	20,303
Income taxes	10,931	9,528
Net earnings	$12,358	$10,775

Basic earnings per share	$0.51	$0.44
Weighted average shares outstanding for basic earnings per share calculation	24,398,414	24,459,201
Diluted earnings per share	$0.49	$0.43
Weighted average shares outstanding for diluted earnings per share calculation	25,006,953	25,328,103

                   See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2005	2004

Net earnings	$12,358	$10,775

Other comprehensive earnings (losses), net of income tax expense (benefit) of $763 and $(4,004) at June 30, 2005 and June 30, 2004, respectively:
Changes in unrealized gains (losses) on:
U. S. Treasury and agency securities and other investment securities available-for-sale, at fair value	11	(890)
Mortgage-backed securities available-for-sale, at fair value	1,358	(3,281)
Reclassification of realized securities gains included in earnings	-	(1,358)
Change in value of interest rate swap	(315)	-
	1,054	(5,529)
Tax benefit on minimum pension liability	-	367
Other comprehensive earnings (losses)	1,054	(5,162)
Comprehensive earnings	$13,412	$5,613

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total

Balance at March 31, 2005	24,782,623	$ 248	$ 164,536	$ 178,288	$ (352)	$ (1)	$(5,793)	$ 336,926
Net earnings	-	-	-	12,358	-	-	-	12,358
Purchases of treasury stock	(281,140)	-	(1,335)	(6,772)	-	(3)	-	(8,110)
Amortization under Employee Stock Ownership Plan	-	-	1,187	-	116	-	-	1,303
Stock options exercised	74,250	1	482	-	-	-	-	483
Treasury stock retirement	-	(4)	-	-	-	4	-	-
Dividend ($0.15 per share paid for June 2005)	-	-	-	(3,670)	-	-	-	(3,670)
Change in unrealized losses on securities available-for-sale, net	-	-	-	-	-	-	1,369	1,369
Change in unrealized gain on interest rate swap, net	-	-	-	-	-	-	(315)	(315)
Tax benefit from stock options and awards	-	-	1,800	-	-	-	-	1,800
Balance at June 30, 2005	24,575,733	$ 245	$ 166,670	$ 180,204	$ (236)	$ -	$(4,739)	$ 342,144

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$12,358	$10,775
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion, on loans, leases and securities and deferred loan origination costs, net	(3,899)	(3,892)
Provisions for losses on loans, leases and foreclosed asset operations	5	601
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(65)	(1,465)
Depreciation and amortization of property and equipment	887	826
Loans originated for sale	(4,389)	(5,809)
Proceeds from sale of loans held-for-sale	4,933	3,779
Amortization of unearned stock-based compensation	1,303	2,305
Dividends on FHLB stock	(941)	(394)
Other, net	8,915	2,099
Net cash provided by operating activities	19,107	8,825

Cash flows from investing activities:
Loans and leases originated for investment	(693,538)	(660,658)
Increase in construction loans in process	46,288	16,327
Purchases of loans held-for-investment	-	(72,043)
Principal payments on loans and leases	603,401	701,169
Principal payments on mortgage-backed securities available-for-sale	17,213	-
Proceeds from maturities on mortgage-backed securities available-for-sale	16	-
Principal payments on investment securities available-for- sale	-	28,089
Redemption of FHLB stock	896	-
Proceeds from sale of investment securities available-for-sale	-	1,795
Proceeds from sale of property and equipment	-	3
Purchases of property and equipment	(11,639)	(1,684)
Net cash provided by (used in) investing activities	(37,363)	12,998

Cash flows from financing activities:
Net change in deposits	37,956	48,895
Proceeds from long-term FHLB advances and other borrowings	215,000	86,000
Repayment of long-term FHLB advances and other borrowings	(100,000)	(189,000)
Net change in short-term FHLB advances and other borrowings	(101,774)	22,400
Proceeds from exercise of stock options	483	3,199
Cash dividends	(3,670)	(3,313)
Purchases of treasury stock	(8,110)	(4,899)
Net cash provided by (used in) financing activities	39,885	(36,718)
Net increase (decrease) in cash and cash equivalents	21,629	(14,895)
Cash and cash equivalents, beginning of period	44,844	60,151
Cash and cash equivalents, end of period	$66,473	$45,256
Supplemental information:
Interest paid, including interest credited	$18,263	$12,433
Income taxes paid	$1,500	$6,316
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$63	$-

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes of Unaudited Consolidated Financial Statements

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

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included.  We have made certain reclassifications to the prior year's consolidated financial statements to conform to the current presentation.  The results of operations for the three months ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2006.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended March 31, 2005.

(2)  New Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize the impairment loss in earnings.  The EITF also requires several additional disclosures for cost-method investments.  The disclosure guidance contained in this EITF is effective for annual reporting periods beginning after June 15, 2004.  In September 2004, FASB Staff Position, FSP EITF Issue 03-1-a, delayed the effective date for the measurement and recognition guidance contained in EITF Issue 03-1.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer", which addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality.  SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination but does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities.  SOP 03-3 requires that increases in expected cash flows subsequent to acquisition be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows subsequent to acquisition should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration at the time of acquisition, SOP 03-3 represents a significant change from current practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by us beginning April 1, 2005. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS 123R"). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for periods beginning after June 15, 2005.  We have adopted SFAS 123R as of April 1, 2005. See "Notes to Consolidated Financial Statements Note 3 -- Stock-Based Compensation Plans".

PFF BANCORP, INC. AND SUBSIDIARIES

Notes of Unaudited Consolidated Financial Statements

(Continued)

(3)  Stock-Based Compensation Plans

Prior to the three months ended June 30, 2005, we accounted for stock options under Accounting Principles Board Opinion No. 25 ("APB 25") using the intrinsic value method.  Accordingly, no stock option expense was recorded in periods prior to the three months ended June 30, 2005, since the exercise price of all options issued has always been equal to the fair value at the date of grant.  SFAS 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Effective April 1, 2005we adopted SFAS 123R using the modified prospective method under which we will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased or cancelled after March 31, 2005 and to awards outstanding on March 31, 2005 for which requisite service had not yet been rendered.

Had we determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS 123 prior to April 1, 2005, our results of operations would have been adjusted to the pro forma amounts for the period indicated below:

Three Months Ended
June 30, 2004
(Dollars in thousands,
except per share data)
Net earnings:
As reported	$10,775
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,185
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,249)
Pro forma net earnings	$10,711
Earnings per share:
Basic - as reported	$0.44
Basic - pro forma	$0.44

Diluted - as reported	$0.43
Diluted - pro forma	$0.42

A summary of option activity under the 1996 and 1999 Plans as of June 30, 2005, and changes during the three months ended June 30, 2005 is presented below:

	For the Three Months Ended June 30, 2005
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at April 1, 2005	1,019,615	$ 10.82	-	-
Granted	-	-	-	-
Exercised	(74,250)	6.50	-	-
Forfeited or expired	(1,463)	11.67	-	-
Outstanding at June 30, 2005	943,902	$ 11.16	4.7	$ 18,057

Exercisable at June 30, 2005	922,328	$ 11.01	4.6	$ 17,782

PFF BANCORP, INC. AND SUBSIDIARIES

Notes of Unaudited Consolidated Financial Statements

(Continued)

There were no options granted during the three months ended June 30, 2005 and June 30, 2004.  The total intrinsic value of options exercised during the three months ended June 30, 2005 was $1.3 million.  Cash received from options exercised under the 1996 and 1999 Plans for the three months ended June 30, 2005 was $483,000.  The actual tax benefit realized for the tax deductions from options exercised totaled $680,000 for the three months ended June 30, 2005.

The fair value of each option is estimated on the date of the grant using the Black-Scholes model that uses the following assumptions:  Volatility is based on the historical volatility of our stock.  The expected term of options granted represents the period of time the options granted are expected to be outstanding.  The risk-free rate is the yield from United States government securities with the same terms as the life of the options.  Dividend yield is calculated using the anticipated dividend payout rate of the stock over the life of the option.

1996 and 1999 Incentive Plans

During October 1996, our stockholders approved the PFF Bancorp, Inc. 1996 Incentive Plan (the "1996 Plan"). During September 1999, our stockholders approved the PFF Bancorp, Inc. 1999 Incentive Plan (the "1999 Plan"). The 1996 Plan authorized the granting of options to purchase our common stock, option related awards, and grants of common stock (collectively "Awards"). The 1999 Plan authorized the granting of options to purchase our common stock.  Any shares issued under the 1996 and 1999 Plans will be distributed from previously authorized but unissued shares.

The maximum number of shares reserved for Awards under the 1996 Plan was 5,832,225 shares, with 4,165,875 shares reserved for purchase pursuant to options and 1,666,350 shares reserved for awards of our common stock.  The maximum number of shares reserved under the 1999 Plan was 1,312,500, all of which were reserved for purchase pursuant to options. The exercise price of all options under both plans was 100% of the fair value of our common stock at the time of grant and the term of the options did not exceed 10 years. All of the 1,666,350 shares reserved for stock awards under the 1996 Plan vested prior to March 31, 2002.  Balances and activity with respect to the options under the 1996 and 1999 Incentive Plans are shown in the accompanying table.

Compensation expense under the 1996 and 1999 Plans was $35,000 for the quarter ended June 30, 2005 based upon the vesting of 4,941 options.  Compensation expense of $79,000 associated with an additional 12,234 previously issued, but unvested options outstanding at June 30, 2005 will be recorded in future periods ending October 2006 as the applicable service is rendered.

2004 Equity Incentive Plan

During September 2004, our stockholders approved the PFF Bancorp, Inc. 2004 Equity Incentive Plan (the "2004 Plan").  The 2004 Plan authorizes the granting of 1,112,632 options or 556,315 restricted stock awards to Directors or employees.  Additionally, any ungranted options or awards along with options or awards previously granted under the 1996 and 1999 Plans that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2004 Plan.  Concurrent with shareholder approval of the 2004 Equity Incentive Plan, 62,636 options available for grant under the 1996 and 1999 Plans were transferred into the 2004 Equity Incentive Plan. Additionally, during the quarter ended June 30, 2005, 1,463 options issued under the 1996 Plan were cancelled and transferred to the 2004 Plan.

On May 25, 2005, 436,760 restricted stock awards, all of which are performance-based, were granted to employees.  Subject to meeting or exceeding the specified performance measures, the maximum number of shares vesting as of March 31, 2006, 2007 and 2008 will be 72,062, 146,318 and 218,380, respectively, and the grant date fair values of those shares is $2.0 million, $4.0 million, and $5.9 million, respectively.  The specified performance measures include percentage growth in diluted earnings per share, return on average equity, total shareholder return and efficiency ratio (all of which are to be measured relative to a defined peer group) as well as percentage growth in the Bank's deposit households and percentage growth in construction, commercial business, commercial real estate and consumer loans (the "Four-Cs"), both of which are to be measured relative to internal targets.  Additionally, should percentage growth in diluted earnings per share not meet or exceed the specified target, all shares subject to vesting for that particular performance period will be forfeited.  Once at least three of the six performance measures (including percentage growth in diluted earnings per share) are met, a pro-rata portion of the awards are earned.  In order for the full number of shares specified to be earned, performance must meet or exceed the specified targets for all six-performance measures.  Also during May 2005, an additional 81,000 restricted stock awards with a grant date fair value of $2.3 million were granted to non-employee Directors.  These restricted stock awards to non-employee Directors vest in generally equal annual installments beginning in May 2006.  Any shares under the 2004 Plan will be distributed from previously authorized but unissued shares.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes of Unaudited Consolidated Financial Statements

(Continued)

Compensation expense for the service-based component of the 2004 Plan will be recorded based upon the service period, using the closing market price of our common stock on the date of the grant of $28.57.  Compensation expense for the service and performance-based components of the 2004 Plan will be recorded based upon the service period and performance relative to established goals using the closing market price of our common stock on the date of the grant of $27.42, which has been discounted for the awards not bearing dividends until vesting.  Employees holding nonvested awards are not entitled to receive dividends, therefore, as a result, the fair value of the award is lower than the market price of our stock on the grant date.  To estimate the fair value of nonvested shares not entitled to dividends during the service (vesting) period, the market value of traded equity shares has been reduced by the present value of expected dividends to be paid prior to the service (vesting) period, discounted using an appropriate risk-free interest rate.  The risk-free interest rate used to calculate the discounted fair value is the one, two and three year constant maturity treasury rate for the 2006, 2007 and 2008 components of the plan, respectively.  The discounted market price for the 2006, 2007 and 2008 components of the plan are $28.02, $27.54 and $27.14, respectively.  For the quarter ended June 30, 2005, compensation expense associated with the 2004 Plan was $654,000.  As of June 30, 2005, there was $13.6 million of total unrecognized compensation cost related to non-vested awards granted under the 2004 Plan; that cost is expect to be recognized over a 2.75 year period.

A summary of our nonvested service-based awards as of June 30, 2005 and changes during the quarter ended June 30, 2005 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2005	-	$ -
Granted	81,000	28.57
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2005	81,000	$ 28.57

A summary of our nonvested service and performance-based awards as of June 30, 2005 and changes during the three months ended June 30, 2005 is presented below:

		Weighted average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2005	-	$ -
Granted	436,760	27.42
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2005	436,760	$ 27.42

(4)  Earnings Per Share

We calculate our basic and diluted earnings per share ("EPS") in accordance with FASB Statement No. 128 "Earnings Per Share".  Basic EPS is calculated by dividing net earnings available to common shares by the average common shares outstanding during the period.  Diluted EPS includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based compensation plans.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,
	2005 (a)			2004 (b)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$12,358			$10,775

Basic EPS
Earnings available to common stockholders	12,358	24,398,414	$0.51	10,775	24,459,201	$0.44
Effect of Dilutive Securities
Options and stock awards		608,539			868,902
Diluted EPS
Earnings available to common stockholders and assumed conversions	$12,358	25,006,953	$0.49	$10,775	25,328,103	$0.43

  The exercise price of all options was less than the average market price of the common shares outstanding during the three-month period ended June 30, 2005.  As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.

  Options to purchase 3,419 shares of common stock at a weighted average price of $26.11 per share were outstanding during the three-month period ended June 30, 2004, but were not included in the computation of diluted EPS because the option's exercise prices were greater than the average market price of the common shares.  The options, which expire on January 28, 2014, were outstanding at June 30, 2004.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended June 30, 2005 and 2004.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 7,361	$ 77	4.20%	$ 10,600	$ 27	1.02%
Investment securities, net	67,399	576	3.43	66,485	550	3.32
Mortgage-backed securities, net	242,951	2,346	3.86	272,613	2,548	3.74
Loans and leases receivable, net	3,435,548	54,574	6.36	3,112,687	44,541	5.73
FHLB stock	41,839	480	4.60	42,686	405	3.81
Total interest-earning assets	3,795,098	58,053	6.12	3,505,071	48,071	5.49
Non-interest-earning assets	132,156			149,098
Total assets	$3,927,254			$3,654,169

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing liabilities	$ 267,890	-	0.00%	$ 216,516	-	0.00%
Saving accounts	176,316	132	0.30	167,328	123	0.29
Money market accounts	818,579	4,301	2.11	619,761	2,109	1.36
NOW accounts	489,591	775	0.63	561,684	1,099	0.78
Certificate accounts	965,573	7,396	3.07	882,711	5,308	2.41
Total Deposits	2,717,949	12,604	1.86	2,448,000	8,639	1.42
FHLB advances and other borrowings	786,746	5,423	2.76	814,362	3,566	1.76
Junior subordinated debentures	30,928	471	6.11	-	-	0.00
Total interest-bearing liabilities	3,535,623	18,498	2.10	3,262,362	12,205	1.50
Non-interest-bearing liabilities	51,922			70,029
Total liabilities	3,587,545			3,332,391
Stockholders' equity	339,709			321,778
Total liabilities and stockholders' equity	$3,927,254			$3,654,169
Net interest income		$ 39,555			$ 35,866
Net interest spread			4.02			3.99
Net interest margin			4.17			4.09
Ratio of interest-earning assets to interest-bearing liabilities	107.34%			107.44%

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

	Three Months Ended June 30, 2005
	Compared to
	Three Months Ended June 30, 2004
	Increase (Decrease)
	Due to
	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$(8)	84	(26)	50
Investment securities, net	8	18	-	26
Mortgage-backed securities, net	(277)	83	(8)	(202)
Loans and leases receivable, net	4,625	4,911	497	10,033
FHLB stock	(9)	84	-	75
Total interest-earning assets	4,339	5,180	463	9,982

Interest-bearing liabilities:
Savings accounts	6	4	(1)	9
Money market accounts	674	1,155	363	2,192
NOW accounts	(102)	91	(313)	(324)
Certificate accounts	498	1,458	132	2,088
FHLB advances and other borrowings	(121)	2,040	(62)	1,857
Junior subordinated debentures	471	-	-	471
Total interest-bearing liabilities	1,426	4,748	119	6,293
Change in net interest income	$2,913	432	344	3,689

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

Critical Accounting Policies

Our management has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements.  The significant accounting policies are described in our Annual Report on Form 10-K for the year ended March 31, 2005 and there has not been any material change in those policies since that date, other than changes discussed in this report.

Certain accounting policies require significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which we believe are reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods.  The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

  Allowance for losses on loans, leases and foreclosed assets.  For further information, see "Comparison of Financial Condition at June 30, 2005 and March 31, 2005" in this report and "Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses" in our March 31, 2005 Annual Report on Form 10-K.
  Mortgage Servicing Rights.  For further information, see "Item 1 - Business - Lending Activities - Loan Servicing" and "Note 9 to the Consolidated Financial Statements" in our March 31, 2005 Annual Report on Form 10-K.
  Other-Than-Temporary-Impairment.  For further information, see "Item 1 - Business - Investment Activities" in our March 31, 2005 Annual Report on Form 10-K and "Note 2 - New Accounting Pronouncements" under the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Overview

The following discussion compares the results of operations for the three months ended June 30, 2005 with the corresponding period of 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $12.4 million or $0.49 per diluted share for the three months ended June 30, 2005 compared to net earnings of $10.8 million or $0.43 per diluted share for the comparable period of 2004 (adjusted for the three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005 to shareholders of record on February 15, 2005).  Earnings before income taxes increased 23 percent to $23.3 million for the current quarter, compared to $18.9 million, excluding a $1.4 million gain on sales of securities, net, for the comparable period of the prior year.

An independent review of our income tax liability accounts in connection with a change in our tax advisors resulted in an $809,000 non-recurring increase in income tax expense for the current quarter, reducing diluted earnings per share ("EPS") by $0.03.  This adjustment increased our effective tax rate for the quarter by 3.5 percentage points to 46.9 percent.

The increase in our earnings before income taxes between the quarters ended June 30, 2005 and 2004 reflected the following items with respect to our core community banking business:

  Net interest income rose $3.7 million or 10 percent to $39.6 million for the current quarter compared to the same quarter of 2004.  On a sequential quarter basis, net interest income increased $104,000.  Net interest margin expanded 8 basis points between the quarters ended June 30, 2004 and 2005 and was unchanged at 4.17 percent on a sequential quarter basis.

  Total deposits increased $38.0 million during the current quarter (an annualized rate of 5.5 percent) and are up $270.0 million or 11 percent from one year ago.

          Lower cost passbook, money market, NOW and other demand accounts ("core deposits")

          increased $13.4 million during the current quarter and are up $171.6 million or 11 percent from one year ago.  Non-interest bearing demand deposits, which totaled $298.4 million or 11 percent of total deposits at June 30, 2005, represented $34.3 million or 20 percent of the growth in core deposits over the past year.

  Construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") increased $79.5 million during the current quarter (an annualized rate of 19 percent) to $1.79 billion and are up $279.9 million or 19 percent from one year ago.

Our asset focus is on our Four-Cs portfolio.  At June 30, 2005, the aggregate disbursed balance of the Four-Cs was $1.79 billion or 52 percent of loans and leases receivable, net, compared to $1.71 billion or 50 percent at March 31, 2005.  One year ago, the Four-Cs were $1.51 billion or 48 percent of loans and leases receivable, net.  Our Four-C originations were $590.9 million or 85 percent of total originations for the current quarter compared to $552.5 million or 83 percent of total originations for the comparable period of the prior year.

On the liability side of our balance sheet, we are continuing to focus our deposit gathering activities on core deposits. At June 30, 2005, core deposits totaled $1.80 billion or 65 percent of total deposits, compared to $1.78 billion or 65 percent of total deposits at March 31, 2005 and $1.63 billion or 65 percent of total deposits one year ago.  The funding cost advantage to core deposits over CDs and Federal Home Loan Bank ("FHLB") advances and other borrowings continues to play a significant role in our strong net interest spread and profitability.

Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings.  However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits; FHLB advances and other borrowings provide a readily available source of liquidity.  At June 30, 2005, FHLB advances and other borrowings increased slightly to $782.6 million or 22 percent of total liabilities from $769.4 million or 22 percent of total liabilities at March 31, 2005.

Asset quality remained strong with non-accrual loans down to $11.1 million or 0.27 percent of gross loans and leases at June 30, 2005 compared to $12.2 million or 0.30 percent of gross loans and leases at March 31, 2005 and $11.9 million or 0.32 percent of gross loans and leases at June 30, 2004.  The non-accrual loan balance of $11.1 million as of June 30, 2005 primarily consists of six loans, a construction loan totaling $10.0 million located in Murrieta, California and five single family loans totaling $926,000.

We repurchased 281,140 shares of our common stock at a weighted-average price of $28.85 per share during the current quarter.  At June 30, 2005, 457,130 shares remain under a 1,200,000-share repurchase authorization adopted by our Board of Directors on January 26, 2005.  At June 30, 2005 and March 31, 2005, our treasury stock was comprised of 47,100 shares and 126,200 shares of our common stock, respectively.  During the quarter ended June 30, 2005, we retired 360,240 shares of our common stock that had been repurchased during fiscal 2005 and the three months ended June 30, 2005 and held as treasury stock.

At June 30, 2005, our consolidated capital to assets ratio was 8.62%.  The Bank's core and risk-based capital ratios were 8.21% and 11.33%, respectively, compared to 5.00% and 10.00%, respectively, needed to be considered "Well Capitalized."

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

Our net interest income totaled $39.6 million for the current quarter, up 10 percent or $3.7 million from $35.9 million for the quarter ended June 30, 2004.  This increase primarily was attributable to a $290.0 million or 8 percent increase in average interest-earning assets from the comparable period of the prior year.  Net interest spread increased to 4.02% for the current quarter from 3.99% for the quarter ended June 30, 2004.

Reflecting the higher interest rate environment and the sensitivity of our loan portfolio to changes in rates, the average yield on loans and leases receivable, net increased 63 basis points to 6.36% for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.  Loan and lease principal repayments totaled $603.4 million for the quarter ended June 30, 2005 compared to $701.2 million for the comparable period of 2004.  Expressed as an annualized percentage of average loans and leases receivable, net, this represented 70 percent of the portfolio, which compares favorably with 90 percent for the quarter ended June 30, 2004.  Premium amortization, net of discount accretion on the loan and lease portfolio for the quarter ended June 30, 2005 was $320,000 compared to $1.4 million for the comparable period of 2004.  These levels reduced average yield on interest-earning assets for the quarters ended June 30, 2005 and 2004 by 3 and 16 basis points, respectively.

Our average cost of interest-bearing liabilities increased 60 basis points to 2.10% between the quarters ended June 30, 2004 and 2005.  Our average cost of deposits rose 44 basis points between the quarter ended June 30, 2004 and 2005 while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 113 basis points.  The increase in our average cost of interest-bearing liabilities was partially mitigated by the continued growth and increasing utilization of deposits as our principal and preferable source of funding.  The average balance of our deposit portfolio increased $269.9 million to $2.72 billion or 77 percent of our average interest-bearing liabilities compared to 75 percent of our average interest-bearing liabilities for the comparable period of 2004.

Provision for Loan and Lease Losses

We did not record a provision for loan and lease losses for the current quarter primarily due to declines in our non-accrual loans and classified assets.  For the quarter ended June 30, 2004, provision for loan and lease losses was $524,000.  At June 30, 2005, the allowance for loan and lease losses was $33.2 million or 0.81% of gross loans and leases and 299% of non-accrual loans compared to $33.3 million or 0.83% of gross loans and leases and 273% of non-accrual loans at March 31, 2005.  We will continue to monitor and modify the allowance for loan and lease losses based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Our total non-interest income was $6.4 million and $6.9 million for the quarters ended June 30, 2005 and 2004, respectively.  The decrease was attributable to the $1.4 million gain on sales of securities reflected in the comparable period last year, partially offset by increases in deposit and related fees, and loan and servicing fees.

Deposit and Related Fees

Deposit and related fees totaled $2.9 million for the current quarter, up $395,000 from the comparable quarter in 2004. This increase reflects the continued growth in our core deposits and related transaction fee income.

Loan and Servicing Fees

Loan and servicing fees rose $419,000 between the quarters ended June 30, 2005 and 2004 to $2.0 million.  Loan and servicing fees income is shown net of amortization of our mortgage servicing rights ("MSR") asset of $12,400 and $7,000 for the quarters ended June 30, 2005 and 2004, respectively.  At June 30, 2005, our MSR asset was $307,000.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees were relatively flat at $1.1 million for the quarter ended June 30, 2005 and 2004. Assets under management or advisory by Glencrest Investment Advisors, Inc. ("Glencrest") and the Bank's trust department rose to $521.1 million at June 30, 2005 compared to $382.4 million at June 30, 2004.  These assets under management or advisory include $402.4 million managed or advised by Glencrest at June 30, 2005 compared to $237.8 million at June 30, 2004.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. Accordingly, the principal balances of loans sold during the quarters ended June 30, 2005 and 2004 were only $4.9 million and $3.8 million, respectively.  This activity generated net gain on sales of $67,000 and $43,000 for the quarters ended June 30, 2005 and 2004, respectively.

Gain on Sale of Securities

We generally follow a "buy and hold" strategy with respect to our securities portfolio.  While the overwhelming majority of our securities portfolio is classified as "available for sale", our securities sales activity has been and is expected to continue to be infrequent.  Securities with a cost basis aggregating $356,000 were sold during the quarter ended June 30, 2004 generating gain on sales of $1.4 million.  We sold no securities during the quarter ended June 30, 2005.

Other Non-Interest Income

Other non-interest income was $206,000 for the current quarter compared to $182,000 for the comparable quarter of prior year.

Non-Interest Expense

Non-interest expense increased $718,000 to $22.7 million for the quarter ended June 30, 2005 as compared to the same period last year.  General and administrative ("G&A") expense increased $795,000 or 4 percent between the quarters ended June 30, 2005 and 2004 to $22.7 million.  Compensation and benefits expense accounted for approximately 68 percent of the increase in total G&A.  Employee Stock Ownership Plan ("ESOP") expense was $751,000 for the current quarter compared to $2.4 million, for the comparable quarter of 2004, reflecting a reduction in the number of shares amortized from 95,771 for the quarter ended June 30, 2004 to 25,658 for the current quarter.  The non-cash charge associated with our Supplemental Executive Retirement Plan ("SERP") was $443,000 for the quarter ended June 30, 2005, compared to a credit to expense of $64,000 for the quarter ended June 30, 2004.  SERP expense or credit is a function of the change in the average market price of our common stock during the period.  Our SERP serves only to deliver benefits that would otherwise be reduced below the level available to all other employees of the Company because of salary limitations imposed by law on our "qualified" benefit plans (e.g. ESOP and 401k).  During the current quarter, we made grants under our 2004 Equity Incentive Plan (the "Plan") previously approved by shareholders.  The performance based nature, terms and financial impact of the Plan are discussed earlier in this Form 10-Q and in our Form 8-K filed with the Securities and Exchange Commission on June 1, 2005.

The ratio of G&A expense to average assets decreased to 2.31%, on an annualized basis for the quarter ended June 30, 2005 compared to 2.39% for the comparable period of 2004.  Our efficiency ratio improved to 49.32% for the current quarter compared to 51.13% for the comparable period of 2004.  These efficiency ratios indicate that the growth in our net revenue has been improving over our growth in operating costs.

Income Taxes

An independent review of our income tax liability accounts in connection with a change in our tax advisors resulted in an $809,000 non-recurring increase in our income tax expense to $10.9 million for the current quarter compared to $9.5 million for the comparable period last year.  The adjustment did not arise from any tax exposure items such as shelters or aggressive tax positions.  The effective tax rate was 46.9 percent for both the quarters ended June 30, 2005 and 2004. Excluding the $809,000 non-recurring adjustment noted above, the effective tax rate for the quarter ended June 30, 2005 was 43.5 percent.  The reduction in our effective tax rate, as adjusted, from 46.9 percent for the quarter ended June 30, 2004 to 43.5 percent for the comparable period of 2005 was attributable principally to the reduction in ESOP expense, a significant portion of which is non-deductible for income tax purposes.  We expect our effective tax rate to average approximately 43 percent for the remainder of the current fiscal year.

Comparison of Financial Condition at June 30, 2005 and March 31, 2005

Total assets were $3.97 billion at June 30, 2005 compared to $3.91 billion at March 31, 2005.  Loans and leases receivable, net of the allowance for loan and lease losses totaled $3.47 billion at June 30, 2005, a slight increase from $3.43 billion at March 31, 2005.

At June 30, 2005, the allowance for loan and lease losses was $33.2 million or 0.81% of gross loans and leases and 299% of non-accrual loans compared to $33.3 million or 0.83% of gross loans and leases and 273% of non-accrual loans at March 31, 2005.  The slight decrease in the ratio of the allowance for loan and lease losses to gross loans and leases between March 31 and June 30, 2005 reflects an improvement in the level and severity of non-accrual loans and classified assets as well as improvement in historical loss experience relating to charge-offs.  The improvement in charge-offs is reflected in the table below.  Assets classified "Substandard" and "Doubtful" under our Internal Asset Review ("IAR") system were $15.6 million and none, respectively at June 30, 2005 compared to $27.0 million and none, respectively at March 31, 2005.

The allowance for loan and lease losses is maintained at an amount management considers adequate to cover probable losses on loans and leases receivable. The determination of the adequacy of the allowance for loan and lease losses is influenced to a significant degree by the evaluation of the loan and lease portfolio by our IAR function.  The IAR system is designed to identify problem loans and leases and probable losses.

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

The following table sets forth activity in our allowance for loan and leases losses.

	Three Months Ended

	June 30,

	2005	2004

	(Dollars in thousands)
Beginning balance	$33,302	$30,819
Provision for loan losses	-	524
Charge-offs	(138)	(384)
Recoveries	28	89
Ending balance	$33,192	$31,048

The charge-offs of $138,000 for the current quarter primarily related to commercial business loans.  The charge-offs of $384,000 for the three months ended June 30, 2004 included $266,000 related to a commercial business loan and $118,000 related to consumer loans.

Total liabilities increased $54.1 million to $3.63 billion at June 30, 2005 from $3.57 billion at March 31, 2005 with deposits accounting for $38.0 million of the increase.  During the current quarter we opened our 29th full service branch in Riverside, California.  Reflecting the higher interest rate environment, our weighted average cost of core deposits for the current quarter increased to 1.19% compared to 1.09% for the quarter ended March 31, 2005.  The weighted average cost of core deposits was positively influenced by strong growth in non-interest bearing demand deposits, which increased $17.1 million or an annualized rate of 24 percent to $298.4 million or 11 percent of total deposits at June 30, 2005.

Total stockholders' equity was $342.1 million at June 30, 2005 compared to $336.9 million at March 31, 2005. The $5.2 million increase in total stockholders' equity was comprised principally of a $2.1 million increase in additional paid-in-capital, a $1.9 million increase in retained earnings, substantially restricted, and a $1.1 million decrease in accumulated other comprehensive losses.  The $2.1 million increase in additional paid-in-capital reflects the exercise of 74,250 stock options, along with the associated tax benefit and the amortization of shares under our stock-based compensation plans, partially offset by $1.3 million representing the original issuance price of 281,140 shares of our common stock repurchased during the current quarter.  The $1.9 million increase in retained earnings, substantially restricted, is comprised of $12.4 million of net earnings for the three months ended June 30, 2005, partially offset by: (1) $6.8 million paid in excess of the original issuance price for 281,140 shares of our common stock repurchased during the period; and (2) $3.7 million applicable to the quarterly dividend of $0.15 per common share paid on June 24, 2005 to shareholders of record as of June 10, 2005.  The net decrease in accumulated other comprehensive losses during the quarter ended June 30, 2005 primarily consists of a change in value of $1.4 million in unrealized losses, net of tax, on available-for-sale securities, partially offset by a $315,000 change in fair value, net of tax, of the interest rate swap associated with our junior subordinated debentures.

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

The Office of Thrift Supervision has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.  Our internal policy is to seek to maintain at approximately three percent the ratio of cash and readily marketable debt securities with final maturities of one year or less to total deposits, FHLB advances and other borrowings maturing within one year (our "defined liquidity ratio").  In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity.  At June 30, 2005, our largest core deposit relationship was $25.0 million and our ten largest core deposit relationships aggregated $101.9 million.   At June 30, 2005, our defined liquidity ratio was 3.60% and our average defined liquidity ratio for the quarter ended June 30, 2005 was 3.61%.  At June 30, 2005, cash and short-term investments totaled $66.5 million.  As an additional component of liquidity management, we seek to maintain sufficient mortgage and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of total assets.  At June 30, 2005, our immediate borrowing capacity from the FHLB was $267.8 million or 6.9 percent of our bank subsidiary total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window.  As of June 30, 2005, our borrowing capacity at the Federal Reserve Bank was approximately $15.5 million.

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

Net cash provided by operating activities was $19.1 million and $8.8 million for the quarters ended June 30, 2005 and 2004, respectively.  The increase in net cash provided by operating activities is primarily due to a $1.6 million increase in net earnings between the quarters, and a change in our current income tax position from a receivable at March 31, 2005 to a payable at June 30, 2005.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash used in investing activities was $37.4 million for the current quarter compared to net cash provided of  $13.0 million for the comparable period of the prior year.  The change from net cash provided to net cash used in investing activities in the current quarter was attributable to an increase in purchases of property and equipment and a decrease in principal payments on loans and leases.  Reflecting a deceleration in cash flows arising from the change from a flat rate environment during 2004 to a rising rate environment during 2005, principal payments on loans and leases decreased to $603.4 million for the quarter ended June 30, 2005 from $701.2 million for the quarter ended June 30, 2004.  The increase in purchases of property and equipment was primarily related to a $10.0 million purchase of a commercial office building in Rancho Cucamonga, California to be used for consolidating our administrative functions.

Cash flows provided by financing activities were $39.9 million for the current quarter compared to net cash used of $36.7 million for the comparable period of the prior year.  Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Our net increases in deposits were $38.0 million and $48.9 million for the three months ended June 30, 2005 and 2004, respectively.  During the quarter ended June 30, 2005, we increased our use of FHLB advances and other borrowings by a net $13.2 million compared to a net decrease of $80.6 million for the comparable period of 2004.  The increase in FHLB advances and other borrowings during the current quarter was used to fund higher loan origination volume.

At June 30, 2005, the Bank exceeded all of its regulatory capital requirements with tangible capital of $320.3 million, or 8.21% of adjusted total assets, which is above the required level of $58.5 million, or 1.5%; core capital of $320.3 million, or 8.21% of adjusted total assets, which is above the required level of $156.0 million, or 4.0%; and total risk-based capital of $349.5 million, or 11.33% of risk-weighted assets, which is above the required level of $246.8 million, or 8.0%.

We currently have no material contractual obligations or commitments for capital expenditures. At June 30, 2005, we had outstanding commitments to originate and purchase loans of $188.7 million and zero, respectively, compared to $112.6 million and $54.6 million, respectively, at June 30, 2004.  We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2005 totaled $684.9 million.  We expect that we will retain a substantial portion of the funds from maturing CDs at maturity either in certificate or liquid accounts. The continued low interest rate environment through the early stages of fiscal 2005 resulted in a reduction in the differential between CDs and more liquid instruments such as money market accounts. Accordingly, a portion of our maturing CDs were reinvested by customers into more liquid accounts until such time as the rate differential between CDs and liquid accounts increased.  Increases in interest rates over the past year have reduced or eliminated this rate differential.  However, until such time as rates on CDs increase further relative to rates on more liquid accounts, we do not expect a significant shift back into CDs from liquid accounts. Additionally, our focus on growth in non-interest bearing core deposits should mitigate some of our exposure to the migration of interest-bearing core deposits into CDs.

Segment Reporting

Through our branch network, lending operations and investment advisory offices, we provide a broad range of financial services to individuals and companies located primarily in Southern California.  These services include demand, time, and savings deposits; real estate, business and consumer lending; cash management; trust services; investment advisory services and diversified financial services for homebuilders.  While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis.  Accordingly, we consider all of our operations are aggregated in one reportable operating segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the three months ended June 30, 2005.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2005, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of common stock during the quarter ended June 30, 2005.

	Common Stock Repurchased (1)
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Shares Purchased Under Repurchase Program	Total Shares Remaining Under Repurchase Program (3)
April 1, 2005 through April 30, 2005	70,000	$27.83	70,000	668,270
May 1, 2005 through May 31, 2005	122,100	$28.66	122,100	546,170
June 1, 2005 through June 30, 2005	89,040	$29.89	89,040	457,130

(1)  On January 26, 2005, our Board of Directors authorized the repurchase of 1,200,000 shares (adjusted for the three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005 to shareholders of record on February 15, 2005).  During the quarter ended March 31, 2005, we repurchased 461,730 shares under that program.

(2)  During quarter ended June 30, 2005 and 2004, we repurchased 281,140 and 201,150 of our common shares, respectively, at weighted average prices of $28.85 and $24.35, respectively.

(3)  At June 30, 2005, the maximum amount of our common shares that can be repurchased was 457,130 shares.

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

PFF BANCORP, INC.

DATED: August 9, 2005	BY: /s/ LARRY M. RINEHART
Larry M. Rinehart President, Chief Executive Officer and Director

DATED: August 9, 2005	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer