Form 10-Q
period 2005-09-30
PFF BANCORP INC
filed 2005-11-09
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10‑Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes No X .

The registrant had 24,455,025 shares of common stock, par value $.01 per share, outstanding as of October 31, 2005.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2005	March 31, 2005

	(Unaudited)
Assets
Cash and cash equivalents	$53,188	$44,844
Investment securities held-to-maturity (estimated fair value of $6,620 at September 30, 2005, and $6,647 at March 31, 2005)	6,730	6,736
Investment securities available-for-sale, at fair value	60,494	61,938
Mortgage-backed securities available-for-sale, at fair value	233,578	250,954
Loans held-for-sale, at lower of cost or market	865	1,466
Loans and leases receivable, net	3,474,100	3,431,544
Federal Home Loan Bank (FHLB) stock, at cost	42,324	41,839
Accrued interest receivable	17,922	16,413
Property and equipment, net	42,582	30,385
Prepaid expenses and other assets	23,094	24,942
Total assets	$3,954,877	$3,911,061

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$2,894,539	$2,735,937
FHLB advances and other borrowings	620,000	769,423
Junior subordinated debentures	56,702	30,928
Accrued expenses and other liabilities	39,284	37,847
Total liabilities	3,610,525	3,574,135
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 24,483,676 and 24,908,823; outstanding 24,433,276 and 24,782,623 at September 30, 2005 and March 31, 2005, respectively	244	248
Additional paid-in capital	170,535	164,536
Retained earnings, substantially restricted	181,566	178,288
Unearned stock-based compensation	(2,085)	(352)
Treasury stock (50,400 and 126,200 at September 30, 2005, and March 31, 2005, respectively)	(1)	(1)
Accumulated other comprehensive income (losses)	(5,907)	(5,793)
Total stockholders' equity	344,352	336,926
Total liabilities and stockholders' equity	$3,954,877	$3,911,061

             See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans and leases receivable	$ 57,293	$ 47,795	$ 111,867	$ 92,336
Mortgage-backed securities	2,201	2,441	4,547	4,989
Investment securities and deposits	1,116	1,131	2,249	2,114
Total interest income	60,610	51,367	118,663	99,439
Interest expense:
Deposits	15,097	9,352	27,701	17,991
Borrowings	5,809	4,496	11,703	8,062
Total interest expense	20,906	13,848	39,404	26,053
Net interest income	39,704	37,519	79,259	73,386
Provision for loan and lease losses	1,220	1,140	1,220	1,664
Net interest income after provision for loan and lease losses	38,484	36,379	78,039	71,722
Non-interest income:
Deposit and related fees	3,469	2,673	6,416	5,225
Loan and servicing fees	2,424	1,340	4,457	2,954
Trust, investment and insurance fees	1,030	1,160	2,176	2,238
Gain on sale of loans, net	36	81	103	124
Gain on sale of securities, net	923	3,330	923	4,769
Other non-interest income	287	414	493	595
Total non-interest income	8,169	8,998	14,568	15,905
Non-interest expense:
General and administrative:
Compensation and benefits	13,760	12,503	26,709	24,914
Occupancy and equipment	3,600	3,488	7,057	6,827
Marketing and professional services	2,660	2,316	5,647	4,631
Other non-interest expense	3,375	3,049	6,648	6,855
Total general and administrative	23,395	21,356	46,061	43,227
Foreclosed asset operations, net	10	(42)	9	34
Total non-interest expense	23,405	21,314	46,070	43,261
Earnings before income taxes	23,248	24,063	46,537	44,366
Income taxes	9,889	10,859	20,820	20,387
Net earnings	$ 13,359	$ 13,204	$ 25,717	$ 23,979

Basic earnings per share	$ 0.55	$ 0.54	$ 1.06	$ 0.98
Weighted average shares outstanding for basic earnings per share calculation	24,256,805	24,550,355	24,329,067	24,506,799
Diluted earnings per share	$ 0.54	$ 0.52	$ 1.03	$ 0.95
Weighted average shares outstanding for diluted earnings per share calculation	24,892,633	25,341,804	24,974,616	25,301,397

                 See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004

Net earnings	$ 13,359	$ 13,204	$ 25,717	$ 23,979

Other comprehensive earnings (losses), net of income tax (benefit) of $(82) and $(4,317) at September 2005 and 2004, respectively:
Changes in unrealized gains (losses) on:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	78	147	188	324
Mortgage-backed securities available-for-sale, at fair value	(945)	1,526	413	(1,755)
Reclassification of realized securities gains included in earnings	(685)	(2,078)	(784)	(4,503)
Change in value of interest rate swaps	384	(27)	69	(27)
	(1,168)	(432)	(114)	(5,961)
Tax benefit on minimum pension liability	-	-	-	367
Other comprehensive (losses)	(1,168)	(432)	(114)	(5,594)
Comprehensive earnings	$ 12,191	$ 12,772	$ 25,603	$ 18,385

                       See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total

Balance at March 31, 2005	24,782,623	$ 248	$ 164,536	$ 178,288	$ (352)	$ (1)	$(5,793)	$ 336,926

Net earnings	-	-	-	25,717	-	-	-	25,717
Purchases of treasury stock	(610,030)	-	(2,898)	(15,105)	-	(7)	-	(18,010)
Stock issued under 2004 Equity Incentive Plan	81,000	1	2,313	-	(2,035)	-	-	279
Amortization under Stock-based Compensation Plans	-	-	2,534	-	302	-	-	2,836
Stock options exercised	179,683	2	1,333	-	-	-	-	1,335
Treasury stock retirement	-	(7)	-	-	-	7	-	-
Dividends ($0.15 per share paid for June and September 2005)	-	-	-	(7,334)	-	-	-	(7,334)
Change in unrealized losses on securities available-for-sale, net	-	-	-	-	-	-	(183)	(183)
Change in unrealized gain on interest rate swaps, net	-	-	-	-	-	-	69	69
Tax benefit from stock options and awards	-	-	2,717	-	-	-	-	2,717
Balance at September 30, 2005	24,433,276	$ 244	$ 170,535	$ 181,566	$ (2,085)	$ (1)	$(5,907)	$ 344,352

                        See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$25,717	$23,979
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion, on loans, leases and securities and deferred loan origination costs, net	(8,485)	(7,191)
Loan and lease fees collected	11,762	8,429
Provisions for losses on loans, leases and foreclosed asset operations	1,220	1,741
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(1,024)	(4,899)
Depreciation and amortization of property and equipment	1,820	1,681
Loans originated for sale	(8,625)	(15,384)
Proceeds from sale of loans held-for-sale	9,329	17,320
Amortization of unearned stock-based compensation	3,115	4,665
Dividends on FHLB stock	(1,381)	(891)
Other, net	4,479	(2,476)
Net cash provided by operating activities	37,927	26,974
Cash flows from investing activities:
Loans and leases originated for investment	(1,416,864)	(1,236,389)
Increase (decrease) in construction loans in process	150,492	(9,809)
Purchases of loans held-for-investment	(25,520)	(240,710)
Principal payments on loans and leases	1,245,607	1,197,086
Principal payments on mortgage-backed securities available-for-sale	37,808	49,963
Principal payments on investment securities available-for- sale	35	56
Purchases of investment securities available-for-sale	-	(9,960)
Purchases of investment securities held-to-maturity	-	(1,005)
Purchases of mortgage-backed securities available-for-sale	(20,277)	(30,147)
Redemption (purchases) of FHLB stock, net	896	(4,549)
Proceeds from sale of investment securities available-for-sale	1,315	3,926
Proceeds from sale of property and equipment	2	619
Purchases of property and equipment	(14,021)	(3,184)
Net cash used in investing activities	(40,527)	(284,103)
Cash flows from financing activities:
Net change in deposits	158,602	131,637
Proceeds from long-term FHLB advances and other borrowings	255,000	352,220
Repayment of long-term FHLB advances and other borrowings	(310,000)	(349,000)
Net change in short-term FHLB advances and other borrowings	(94,423)	137,400
Proceeds from issuance of junior subordinated debentures	25,774	29,700
Proceeds from exercise of stock options	1,335	4,170
Cash dividends	(7,334)	(6,591)
Purchases of treasury stock	(18,010)	(11,463)
Net cash provided by financing activities	10,944	288,073
Net increase in cash and cash equivalents	8,344	30,944
Cash and cash equivalents, beginning of period	44,844	60,151
Cash and cash equivalents, end of period	$53,188	$91,095
Supplemental information:
Interest paid, including interest credited	$39,497	$26,158
Income taxes paid	$14,560	$21,906
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$63	$-

                   See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of PFF Bancorp, Inc. and its wholly-owned subsidiaries PFF Bank & Trust, Glencrest Investment Advisors, Inc. and Diversified Builder Services, Inc. (collectively "Bancorp", "we", "us" and "our").  Our business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, the "Bank").  Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. Glencrest Investment Advisors, Inc. includes the accounts of Glencrest Insurance Services, Inc. The Bancorp owns 100% of the common stock of two unconsolidated special purpose business trusts "PFF Bancorp Capital Trust I" and "PFF Bancorp Capital Trust II" created for the purpose of issuing capital securities. All material intercompany balances and transactions have been eliminated in consolidation.

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included.  We have made certain reclassifications to the prior year's consolidated financial statements to conform to the current presentation.  The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2006.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended March 31, 2005.

(2)  New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF issue 03-1"). EITF issue 03-1 describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize the impairment loss in earnings.  EITF issue 03-1 also requires several additional disclosures for cost-method investments.  The disclosure guidance contained in this EITF is effective for annual reporting periods beginning after June 15, 2004.  In September 2004, FASB Staff Position, FSP EITF Issue 03-1-a delayed the effective date for the measurement and recognition guidance contained in EITF Issue 03-1.  In November 2005, the FASB issued FASB Staff Position No. 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1").  FSP 115-1 contains disclosure recognition and measurement guidance similar to that found in EITF 03-1, although it also nullifies some of the guidance found in EITF 03-1.  FSP 115-1 is effective for annual and interim reporting periods beginning after December 15, 2005.  The adoption of FSP 115-1 is not expected to have a material impact on our consolidated financial statements.

In May 2005, Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), replaces Accounting Principles Board ("APB") Opinion No. 20 "Accounting Changes," ("APB No. 20") and FASB Statement No. 3, "Reporting Changes in Interim Financial Statements." APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, though early adoption is permitted as of the date this Statement was issued. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(Continued)

(3)  Stock-Based Compensation Plans

Prior to April 1, 2005, we accounted for stock options under Accounting Principles Board Opinion No. 25 ("APB 25") using the intrinsic value method.  Accordingly, no stock option expense was recorded in periods prior to the six months ended September 30, 2005, since the exercise price of all options issued has always been equal to the fair value at the date of grant.  In December 2004, FASB issued SFAS No. 123 (Revised), "Share-Based Payment" ("SFAS 123R"), which requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Effective April 1, 2005we adopted SFAS 123R using the modified prospective method under which we will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased or cancelled after March 31, 2005 and to awards outstanding on March 31, 2005 for which requisite service had not yet been rendered.

Had we determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS 123R prior to April 1, 2005, our results of operations would have been adjusted to the pro forma amounts for the period indicated below:

	Three Months Ended	Six Months Ended
	September 30, 2004	September 30, 2004
	(Dollars in thousands, except per share data)

Net earnings:
As reported	$13,204	$23,979
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,157	4,341
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,214)	(4,462)
Pro forma net earnings	$13,147	$23,858
Earnings per share:
Basic - as reported	$0.54	$0.98
Basic - pro forma	$0.53	$0.97

Diluted - as reported	$0.52	$0.95
Diluted - pro forma	$0.52	$0.94

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(Continued)

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

A summary of option activity under the 1996 and 1999 Plans as of September 30, 2005, and changes during the six months ended September 30, 2005 is presented below:

	For the Six Months Ended September 30, 2005
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at April 1, 2005	1,019,615	$10.82	-	$-
Granted	-	-	-	-
Exercised	(179,683)	7.43	-	-
Forfeited or expired	(1,463)	11.67	-	-
Outstanding at September 30, 2005	838,469	$11.55	4.7	$15,689

Exercisable at September 30, 2005	816,895	$11.39	4.6	$15,413

There were no options granted during the three and six months ended September 30, 2005 and September 30, 2004, respectively.  The total intrinsic value of options exercised during the three and six months ended September 30, 2005 were $2.3 million and $4.0 million, respectively.  Cash received from options exercised under the 1996 and 1999 Plans for the three and six months ended September 30, 2005 were $852,000 and $1.3 million, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $916,000 and $1.6 million for the three months and six months ended September 30, 2005, respectively.

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

Compensation expense under the 1996 and 1999 Plans was $29,000 and $63,000 for the three and six months ended September 30, 2005 based upon the vesting of 4,101 options and 9,042 options, respectively.  Compensation expense of $46,000 associated with an additional 8,133 previously issued, but unvested options outstanding at September 30, 2005, will be recorded in future periods ending in October 2006 as the applicable service is rendered.

During September 2004, our stockholders approved the PFF Bancorp, Inc. 2004 Equity Incentive Plan (the "2004 Plan").  The 2004 Plan authorizes the granting of 1,112,632 options or 556,315 restricted stock awards to Directors or employees.  Additionally, any ungranted options or awards along with options or awards previously granted under the 1996 and 1999 Plans that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2004 Plan.  Concurrent with shareholder approval of the 2004 Equity Incentive Plan, 62,636 options available for grant under the 1996 and 1999 Plans were transferred into the 2004 Equity Incentive Plan.  Additionally, during the three months ended September 30, 2005, there were no options issued under the 1996 Plan that were forfeited or expired and transferred to the 2004 Plan.  During the six months ended September 30, 2005, 1,463 options issued under the 1996 Plan were cancelled and transferred to the 2004 Plan.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(Continued)

For the three and six months ended September 30, 2005, compensation expense associated with the 2004 Plan was $1.0 million and $1.7 million, respectively.  As of September 30, 2005, based upon current performance levels, there was $6.6 million of total unrecognized compensation cost related to non-vested awards granted under the 2004 Plan.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.

A summary of our nonvested awards principally to Directors that vest solely based on service as of September 30, 2005 and changes during the six months ended September 30, 2005 are presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2005	-	$-
Granted	81,900	28.59
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2005	81,900	$28.59

A summary of our nonvested awards to employees that vest based on a combination of service and performance as of September 30, 2005 and changes during the six months ended September 30, 2005 are presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2005	-	$-
Granted	436,760	27.42
Vested	-	-
Forfeited	(8,680)	27.42
Nonvested at September 30, 2005	428,080	$27.42

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(Continued)

(4) Earnings Per Share

Earnings per share is calculated on both a basic and diluted basis, excluding common shares in treasury. Basic earnings per share ("EPS") is calculated by dividing net earnings available to common shares by the weighted average common shares outstanding during the period.  Diluted EPS includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based compensation plans.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended September 30, 2005 and 2004.

	For the Three Months Ended September 30,
	2005 (a)			2004 (b)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$13,359			$13,204

Basic EPS
Earnings available to common stockholders	13,359	24,256,805	$0.55	13,204	24,550,355	$0.54
Effect of Dilutive Securities
Options and stock awards		635,828			791,449
Diluted EPS
Earnings available to common stockholders and assumed conversions	$13,359	24,892,633	$0.54	$13,204	25,341,804	$0.52

            (a)  The exercise price of all options was less than the average market price of the common shares outstanding during the three-month period ended September 30, 2005.  As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.

            (b)  Options to purchase 18,419 shares of common stock at a weighted average price of $25.17 per share were outstanding during the three-month period ended September 30, 2004, but were not included in the computation of diluted EPS because the option's exercise prices were greater than the average market price of the common shares.  The options, which expire between November

                   25, 2013 and January 18, 2014, were outstanding at September 30, 2004.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the six months ended September 30, 2005 and 2004.

	For the Six Months Ended September 30,
	2005 (a)			2004 (b)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$25,717			$23,979

Basic EPS
Earnings available to common stockholders	25,717	24,329,067	$1.06	23,979	24,506,799	$0.98
Effect of Dilutive Securities
Options and stock awards		645,549			794,598
Diluted EPS
Earnings available to common stockholders and assumed conversions	$25,717	24,974,616	$1.03	$23,979	25,301,397	$0.95

            (a)  The exercise price of all options was less than the average market price of the common shares outstanding during the six-month period ended September 30, 2005.  As a result, all options to purchase shares of common stock were included in the computation of diluted EPS.

            (b)  Options to purchase 18,419 shares of common stock at a weighted average price of $25.17 per share were outstanding during the six-month period ended September 30, 2004, but were not included in the computation of diluted EPS because the option's exercise prices were greater than the average market price of the common shares.  The options, which expire between November

                  25, 2013 and January 18, 2014, were outstanding at September 30, 2004.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(Continued)

(5)  Junior Subordinated Debentures

On September 16, 2005, we issued $25.0 million of floating rate trust preferred securities ("Capital Securities") through a newly formed unconsolidated special purpose trust, PFF Bancorp Capital Trust II ("the Trust").  The Capital Securities mature November 23, 2035, bear interest at three month LIBOR plus 1.52 percent and pay interest quarterly on February 23, May 23, August 23 and November 23 of each year. We have fully and unconditionally guaranteed the capital securities along with the obligation of the Trust under its trust agreement.  We formed and capitalized the Trust through the issuance of $774,000 of our floating rate junior subordinated debentures.  The Trust was formed for the exclusive purpose of issuing the Capital Securities and using the proceeds from that issuance to acquire an additional $25.0 million of our floating rate junior subordinated debentures.  The floating rate junior subordinated debentures have terms identical to those of the Capital Securities.  The proceeds from the issuance of the junior subordinated debentures are being used as a funding vehicle for Diversified Builder Services, Inc. as well as for general corporate purposes.

(6)  Derivative Hedging Activities

The Company enters into financial derivatives in order to mitigate exposure to the issuance of its junior subordinated debentures.

On September 30, 2004, we entered into an interest rate swap agreement with a financial institution in the notional amount of $30.0 million for a period of five years.   We entered into our interest rate swap on September 30, 2004 to mitigate risks associated with changes to the cash flows associated with interest payments on our junior subordinated debentures.  Accordingly, this interest rate swap, is classified as a cash flow hedge.  The hedge will terminate in November 2009.  This interest rate swap was transacted for the purpose of hedging the cash outflows from $30.0 million of the junior subordinated debentures against increasing interest rates and accordingly is designated as a cash flow hedge.  The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent until November 23, 2009.  We recognize all derivatives on the balance sheet at fair value based on dealer quotes.  At September 30, 2005, the interest rate swap contract had a fair value of $855,000. Changes in the fair value of cash flow hedges are recognized in other comprehensive income, net of income taxes.  For the six months ended September 30, 2005 the change in fair value of $34,000, net of taxes, of $14,000, is reflected as a component of other comprehensive income totaling $20,000.  The periodic net settlement of this swap is recorded as an adjustment to interest expense. This swap increased interest expense by $18,000 and $77,000 for the three and six months ended September 30, 2005.

On September 16, 2005, we entered into an interest rate swap agreement with a financial institution in the notional amount of $10.0 million for a period of five years.  The interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of the $25.0 million junior subordinated debentures described in Note (5) above against increasing interest rates and accordingly is designated as a cash flow hedge.  The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive three month LIBOR plus 1.52 percent until November 23, 2010.  We recognize all derivatives on the balance sheet at fair value based on dealer quotes.  At September 30, 2005, the interest rate swap contract with a notional amount of $10.0 million had a fair value gain of $85,000. Changes in the fair value of cash flow hedges are recognized in other comprehensive income, net of income taxes.  From the date of inception through September 30, 2005 the change in fair value of $85,000, net of taxes, of $36,000, is reflected as a component of other comprehensive income totaling $49,000.  The periodic net settlement of this swap is recorded as an adjustment to interest expense. This swap increased interest expense by $2,000 for the three and six months ended September 30, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended September 30, 2005 and 2004.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 15,276	$ 142	3.69%	$ 6,521	$ 27	1.64%
Investment securities, net	67,877	543	3.17	65,969	523	3.15
Mortgage-backed securities, net	230,885	2,201	3.81	266,204	2,441	3.67
Loans and leases receivable, net	3,444,878	57,293	6.63	3,307,935	47,795	5.76
FHLB stock	42,035	431	4.07	43,826	581	5.26
Total interest-earning assets	3,800,951	60,610	6.36	3,690.455	51,367	5.55
Non-interest-earning assets	153,590			105,044
Total assets	$3,954,541			$3,795,499

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing liabilities	$ 285,597	-	0.00%	$ 241,387	-	0.00%
Saving accounts	172,713	134	0.31	171,805	127	0.29
Money market accounts	935,305	5,907	2.51	689,894	2,520	1.45
NOW accounts	444,793	656	0.59	537,731	1,047	0.77
Certificate accounts	990,302	8,400	3.37	895,373	5,658	2.51
Total Deposits	2,828,710	15,097	2.12	2,536,190	9,352	1.46
FHLB advances and other borrowings	683,660	5,278	3.06	895,192	4,491	1.99
Junior subordinated debentures	35,130	531	6.05	337	5	5.93
Total interest-bearing liabilities	3,547,500	20,906	2.34	3,431,719	13,848	1.60
Non-interest-bearing liabilities	62,602			36,915
Total liabilities	3,610,102			3,468,634
Stockholders' equity	344,439			326,865
Total liabilities and stockholders' equity	$3,954,541			$3,795,499
Net interest income		$ 39,704			$ 37,519
Net interest spread			4.02			3.95
Net interest margin			4.18			4.07
Ratio of interest-earning assets to interest-bearing liabilities	107.14%			107.54%

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the six months ended September 30, 2005 and 2004.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Six Months Ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 11,339	$ 219	3.85%	$ 8,386	$ 55	1.31%
Investment securities, net	68,139	1,119	3.28	66,229	1,073	3.23
Mortgage-backed securities, net	236,918	4,547	3.84	269,409	4,989	3.70
Loans and leases receivable, net	3,440,238	111,867	6.50	3,210,845	92,336	5.75
FHLB stock	41,937	911	4.33	43,256	986	4.55
Total interest-earning assets	3,798,571	118,663	6.24	3,598,125	99,439	5.53
Non-interest-earning assets	137,720			138,225
Total assets	$3,936,291			$3,736,350

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing liabilities	$ 276,792	-	0.00%	$ 229,020	-	0.00%
Saving accounts	174,504	266	0.30	169,579	250	0.29
Money market accounts	877,261	10,208	2.32	655,019	4,629	1.41
NOW accounts	467,069	1,431	0.61	549,642	2,146	0.78
Certificate accounts	978,006	15,796	3.22	889,077	10,966	2.46
Total Deposits	2,773,632	27,701	1.99	2,492,337	17,991	1.44
FHLB advances and other borrowings	734,921	10,701	2.90	855,071	8,057	1.88
Junior subordinated debentures	33,041	1,002	6.07	169	5	5.92
Total interest-bearing liabilities	3,541,594	39,404	2.22	3,347,577	26,053	1.55
Non-interest-bearing liabilities	52,633			64,276
Total liabilities	3,594,227			3,411,853
Stockholders' equity	342,064			324,497
Total liabilities and stockholders' equity	$3,936,291			$3,736,350
Net interest income		$ 79,259			$ 73,386
Net interest spread			4.02			3.98
Net interest margin			4.17			4.08
Ratio of interest-earning assets to interest-bearing liabilities	107.26%			107.49%

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

	Three Months Ended September 30, 2005				Six Months Ended September 30, 2005
	Compared to				Compared to
	Three Months Ended September 30, 2004				Six Months Ended September 30, 2004
	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ 36	34	45	115	$ 19	107	38	164
Investment securities, net	15	5	-	20	31	15	-	46
Mortgage-backed securities, net	(324)	97	(13)	(240)	(602)	182	(22)	(442)
Loans receivable, net	1,972	7,228	298	9,498	6,595	12,080	856	19,531
FHLB stock	(24)	(131)	5	(150)	(30)	(46)	1	(75)
Total interest-earning assets	1,675	7,233	335	9,243	6,013	12,338	873	19,224

Interest-bearing liabilities:
Savings accounts	1	6	-	7	7	9	-	16
Money market savings accounts	896	1,836	655	3,387	1,571	2,993	1,015	5,579
NOW and other demand deposit accounts	(181)	(254)	44	(391)	(322)	(462)	69	(715)
Certificate accounts	600	1,937	205	2,742	1,097	3,394	339	4,830
FHLB advances and other borrowings	(1,061)	2,420	(572)	787	(1,132)	4,393	(617)	2,644
Junior subordinated debentures	520	(4)	10	526	975	(2)	24	997
Total interest-bearing liabilities	775	5,941	342	7,058	2,196	10,325	830	13,351
Change in net interest income	$ 900	1,292	(7)	2,185	$ 3,817	2,013	43	5,873

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

  Allowance for losses on loans, leases and foreclosed assets.  For further information, see "Comparison of Financial Condition at September 30, 2005 and March 31, 2005" in this report and "Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses" in our March 31, 2005 Annual Report on Form 10-K.

  Other-Than-Temporary-Impairment.  For further information, see "Item 1 - Business - Investment Activities" in our March 31, 2005 Annual Report on Form 10-K and "Note 2 - New Accounting Pronouncements" under the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

Overview

The following discussion compares the results of operations for the three months ended September 30, 2005 with the corresponding period of 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $13.4 million or $0.54 per diluted share for the three months ended September 30, 2005 compared to net earnings of $13.2 million or $0.52 per diluted share for the comparable period of 2004 (adjusted for the three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005 to shareholders of record on February 15, 2005).  Excluding gains on sales of securities of $923,000 and $3.3 million during the quarter ended September 30, 2005 and 2004, respectively, earnings before income taxes increased 8 percent or $1.6 million to $22.3 million for the current quarter, compared to the comparable period of the prior year.

The increase in our earnings before income taxes between the quarters ended September 30, 2005 and 2004 reflected the following items with respect to our core community banking business:

  Net interest income rose $2.2 million or 6 percent to $39.7 million for the current quarter compared to the same quarter of 2004.  On a sequential quarter basis, net interest income increased $149,000.  Net interest margin expanded 11 basis points to 4.18% between the quarters ended September 30, 2004 and 2005 and was up 1 basis point on a sequential quarter basis.

  Total deposits increased $120.6 million during the current quarter (an annualized rate of 17 percent) and are up $307.9 million or 12 percent from one year ago.

Lower cost passbook, money market, NOW and other demand accounts ("core deposits") increased $68.3 million during the current quarter and are up $178.7 million or 11 percent from one year ago.  Non-interest bearing demand deposits, which totaled $314.5 million or 11 percent of total deposits at September 30, 2005, represented $55.7 million or 31 percent of the growth in core deposits over the past year.

  Construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") increased $31.0 million during the current quarter (an annualized rate of 7 percent) to $1.82 billion and are up $193.4 million or 12 percent from one year ago.

Our asset focus continues to be on our Four-Cs portfolio.  At September 30, 2005, the aggregate disbursed balance of the Four-Cs was $1.82 billion or 52 percent of loans and leases receivable, net, compared to $1.71 billion or 50 percent at March 31, 2005.  One year ago, the Four-Cs were $1.63 billion or 47 percent of loans and leases receivable, net.  Our Four-Cs originations increased 37 percent to $636.4 million or 87 percent of total originations for the current quarter compared to $465.1 million or 79 percent of total originations for the comparable period of the prior year.

On the liability side of our balance sheet, we are continuing to focus our deposit gathering activities on core deposits. At September 30, 2005, core deposits totaled $1.87 billion or 64 percent of total deposits, compared to $1.78 billion or 65 percent of total deposits at March 31, 2005 and $1.69 billion or 65 percent of total deposits one year ago.  The funding cost advantage to core deposits over CDs and FHLB advances and other borrowings, continues to play a significant role in our strong net interest margin and increasing profitability.

Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings. As a result of our strong deposit growth, we have been able to reduce our utilization of such borrowings from $782.6 million or 22 percent of total liabilities at June 30, 2005 to $620.0 million or 17 percent of total liabilities at September 30, 2005.

Asset quality remained strong with non-accrual loans declining to $11.9 million or 0.28 percent of gross loans and leases at September 30, 2005 compared to $12.2 million or 0.30 percent of gross loans and leases at March 31, 2005 and $14.3 million or 0.36 percent of gross loans and leases at September 30, 2004.  The non-accrual loan balance of $11.9 million as of September 30, 2005 primarily consists of three loans, a construction loan of $10.5 million located in Murrieta, California and two single family loans totaling $1.1 million.

We repurchased 328,890 shares of our common stock at a weighted-average price of $30.10 per share during the current quarter, bringing fiscal year-to-date repurchases to 610,030 shares at a weighted average price of $29.52 per share.  At September 30, 2005, 128,240 shares remain under a 1,200,000-share repurchase authorization adopted by our Board of Directors on January 26, 2005.  Subsequent to September 30, 2005, on October 26, 2005, the Company's Board of Directors authorized the addition of 1.0 million shares to the 128,240 shares remaining under previous repurchase authorizations.  As of September 30, 2005 and March 31, 2005, our treasury stock was comprised of 50,400 shares and 126,200 shares of our common stock, respectively. During the quarter ended September 30, 2005, we retired 325,590 shares of our common stock that had been primarily repurchased during the three months ended September 30, 2005 and held as treasury stock.

At September 30, 2005, our consolidated capital to assets ratio was 8.71%.  The Bank's core and risk-based capital ratios were 8.54% and 11.50%, respectively, compared to 5.00% and 10.00%, respectively, needed to be considered "Well Capitalized."

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

Our net interest income totaled $39.7 million for the current quarter, up 6 percent or $2.2 million from $37.5 million for the quarter ended September 30, 2004.  This increase was attributable primarily to a $110.5 million or 3 percent increase in average interest-earning assets from the comparable period of the prior year.  Net interest spread increased 7 basis points to 4.02% for the current quarter from 3.95% for the quarter ended September 30, 2004.

Reflecting the higher interest rate environment and the sensitivity of our loan and lease portfolio to changes in rates, the average yield on loans and leases receivable, net, increased 87 basis points to 6.63% for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.  Loan and lease principal repayments totaled $642.2 million for the quarter ended September 30, 2005 compared to $495.9 million for the comparable period of 2004.  Expressed as an annualized percentage of average loans and leases receivable, net, this represented 75 percent of the portfolio compared to 60 percent for the quarter ended September 30, 2004.  Premium amortization, net of discount accretion on the loan and lease portfolio for the quarters ended September 30, 2004 and 2005 was $552,000 and $510,000, respectively.  Amortization of loan origination fees, net of direct costs of origination was $3.6 million for the quarter ended September 30, 2005 compared to $3.1 million for the comparable period of 2004.  For the quarter ended September 30, 2005, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 42 basis points and 38 basis points, respectively, compared to 36 basis points and 32 basis points for the comparable period of 2004.

Our average cost of interest-bearing liabilities increased 74 basis points to 2.34% between the quarters ended September 30, 2004 and 2005.  Our average cost of deposits rose 66 basis points between the quarter ended September 30, 2004 and 2005 while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 121 basis points. The increase in our average cost of interest-bearing liabilities was partially mitigated by the continued growth and increasing utilization of deposits as our principal and preferable source of funding.  The average balance of our deposit portfolio increased $292.5 million or 12 percent to $2.83 billion or 80 percent of our average interest-bearing liabilities compared to 74 percent of our average interest-bearing liabilities for the comparable period of 2004.  During the quarter ended September 30, 2005, we capitalized $70,000 of interest expense associated with our $10.2 million administrative facility we are developing in Rancho Cucamonga, California.  This interest capitalization reduced average cost of interest-bearing liabilities for the quarter ended

September 30, 2005 by 1 basis point.  We expect to capitalize a similar amount of interest expense each quarter through June 30, 2006.

Provision for Loan and Lease Losses

We recorded a $1.2 million provision for loan and lease losses for the current quarter compared to $1.1 million for the comparable period of 2004.  At September 30, 2005, the allowance for loan and lease losses was $34.5 million or 0.82% of gross loans and leases and 290% of non-accrual loans compared to $33.3 million or 0.83% of gross loans and leases and 273% of non-accrual loans at March 31, 2005.  We will continue to monitor and modify the allowance for loan and lease losses based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Our total non-interest income was $8.2 million and $9.0 million for the quarters ended September 30, 2005 and 2004, respectively.  The decrease was attributable to a $2.4 million reduction in gain on sales of securities, partially offset by a $796,000 increase in deposit and related fees and a $1.1 million increase in loan and servicing fees.

Deposit and Related Fees

Deposit and related fees increased 30 percent or $796,000 to $3.5 million for the current quarter. This increase reflects the continued growth in our core deposit transaction accounts and the fee income opportunities associated with those accounts.  At September 30, 2005, we have approximately 68,000 transaction accounts compared to approximately 66,000 transaction accounts at September 30, 2004.  The $796,000 increase is comprised principally of the following:

  Monthly service charges and overdraft fees increased $694,000 to $2.0 million for the current quarter.
  Automated Teller Machine ("ATM") fees increased $66,000 to $963,000 for the current quarter.

Loan and Servicing Fees

Loan and servicing fees rose 81 percent or $1.1 million between the quarters ended September 30, 2005 and 2004 to $2.4 million.  The $1.1 million increase is comprised principally of the following:

  Amortization of extension fees on construction loans increased $928,000 to $1.3 million for the current quarter.
  Loan prepayment fees increased $168,000 to $456,000 for the current quarter.

At September 30, 2005, our mortgage servicing rights asset was $296,000.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees decreased $130,000 or 11 percent to $1.0 million for the quarter ended September 30, 2005, primarily due to a decrease in annuity sales fees at Glencrest's subsidiary, Glencrest Insurance Services to $54,000 for the current quarter compared to $234,000 for the comparable period of 2004.  Assets under management or advisory by Glencrest Investment Advisors, Inc. ("Glencrest") and the Bank's trust department rose to $577.6 million at September 30, 2005 compared to $393.8 million at September 30, 2004.  These assets under management or advisory include $428.2 million managed or advised by Glencrest at September 30, 2005 compared to $242.1 million at September 30, 2004.  While assets under management or advisory increased substantially, the average fee per dollar of assets managed or advised decreased from 19 basis points at September 30, 2004 to 14 basis points at September 30, 2005, reflecting growth in sub-advisory business.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. Accordingly, the principal balances of loans sold during the quarters ended September 30, 2005 and 2004 were $4.4 million and $13.5 million, respectively.  This activity generated net gain on sales of $36,000 and $81,000 for the quarters ended September 30, 2005 and 2004, respectively.

Gain on Sale of Securities

We generally follow a "buy and hold" strategy with respect to our securities portfolio.  While the overwhelming majority of our securities portfolio is classified as "available for sale", our securities sales activity has been and is expected to continue to be infrequent.  Securities with a cost basis aggregating $393,000 and $2.9 million were sold during the quarter ended September 30, 2005 and 2004, respectively, generating gain on sales of $923,000 and $3.3 million.  The current quarters sales consisted entirely of an investment in a single equity security, the entire balance of which was sold prior to September 30, 2005.

Non-Interest Expense

Non-interest expense increased $2.1 million to $23.4 million for the quarter ended September 30, 2005 as compared to the same period last year.  General and administrative ("G&A") expense increased $2.0 million or 10 percent between the quarters ended September 30, 2005 and 2004 to $23.4 million.  Compensation and benefits expense accounted for approximately 62 percent of the increase in total G&A expense.  Approximately, $684,000 or 34 percent of the incremental increase in G&A expense for the quarter ended September 30, 2005, as compared to the same period last year, was attributable to the operating costs of the four new full service branches opened since November 2004.  Employee Stock Ownership Plan ("ESOP") expense was $758,000 for the current quarter compared to $2.4 million, for the comparable quarter of 2004, reflecting a reduction in the number of shares amortized from 95,771 for the quarter ended September 30, 2004 to 25,658 for the current quarter.  The non-cash charge associated with our Supplemental Executive Retirement Plan ("SERP") was $9,000 for the quarter ended September 30, 2005, compared to $117,000 for the quarter ended September 30, 2004.  SERP expense or credit is a function of the change in the average market price of our common stock during the period.  Our SERP serves only to deliver benefits that would otherwise be reduced below the level available to all other employees of the Company because of salary limitations imposed by law on our "qualified" benefit plans (e.g. ESOP and 401k).

The ratio of G&A expense to average assets increased to 2.37%, on an annualized basis for the quarter ended September 30, 2005 compared to 2.25% for the comparable period of 2004.  Our efficiency ratio was 48.87% for the current quarter compared to 45.91% for the comparable period of 2004.  Excluding gains on sales of securities, our efficiency ratios would have been 49.83% and 49.45% for the quarters ended September 30, 2005 and 2004, respectively.

Income Taxes

Our effective income tax rate improved from 45.1 percent for the quarter ended September 30, 2004 to 42.5 percent for the current quarter.  The reduction in our effective tax rate was attributable principally to the reduction in ESOP expense, a significant portion of which is non-deductible for income tax purposes.

Comparison of Operating Results for the Six Months Ended September 30, 2005 and 2004

Overview

The following discussion compares the results of operations for the six months ended September 30, 2005 with the corresponding period of 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $25.7 million or $1.03 per diluted share for the six months ended September 30, 2005 compared to net earnings of $24.0 million or $0.95 per diluted share for the comparable period of 2004 (adjusted for the three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005 to shareholders of record on February 15, 2005).  Excluding gains on sales of securities of $923,000 and $4.8 million during the six months ended September 30, 2005 and 2004, respectively, earnings before income taxes increased $6.0 million or 15 percent to $45.6 million for the six months ended September 30, 2005, compared to $39.6 million for the comparable period of the prior year.

Net Interest Income

Our net interest income totaled $79.3 million for the six months ended September 30, 2005, up 8 percent or $5.9 million from $73.4 million for the comparable period of 2004.  Average interest earning assets increased $200.4 million or 6 percent between the six months ended September 30, 2004 and 2005 and net interest spread increased 4 basis points to 4.02% for the six months ended September 30, 2005 from 3.98% for the same period of 2004.

Reflecting the higher interest rate environment and the sensitivity of our loan portfolio to changes in rates, the average yield on loans and leases receivable, net increased 75 basis points between the six months ended September 30, 2004 and 2005 to 6.50%.  Loan and lease principal repayments totaled $1.25 billion for the six months ended September 30, 2005 compared to $1.20 billion for the comparable period of 2004.  Expressed as an annualized percentage of average loans and leases receivable, net, this represented 72 percent of the portfolio compared to 75 percent for the six months ended September 30, 2004.  Premium amortization, net of discount accretion on the loan and lease portfolio for the six months ended September 30, 2005 was $830,000 compared to $2.0 million for the comparable period of 2004.  Amortization of loan origination fees, net of direct costs of origination was $7.3 million for the six months ended September 30, 2005 compared to $6.4 million for the comparable period of 2004.  For the six months ended September 30, 2005, this fee amortization increased yield on average loans receivable, net, and interest earning assets by 43 basis points and 38 basis points, respectively, compared to 40 basis points and 36 basis points for the comparable period of 2004.

Our average cost of interest-bearing liabilities increased 67 basis points to 2.22% between the six months ended September 30, 2004 and 2005.  Our average cost of deposits rose 55 basis points, while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 116 basis points.  The increase in our average cost of interest-bearing liabilities was partially mitigated by the continued growth and increasing utilization of deposits as our principal and preferable source of funding.  The average balance of our deposit portfolio increased $281.3 million to $2.77 billion or 78 percent of our average interest-bearing liabilities compared to 74 percent of our average interest-bearing liabilities for the comparable period of 2004.  The $70,000 of interest capitalized on our administrative facility discussed above had a less than 1 basis point effect on the average cost of interest-bearing liabilities during the six months ended September 30, 2005.

Provision for Loan and Lease Losses

We recorded a $1.2 million provision for loan and lease losses for the six months ended September 30, 2005 compared to $1.7 million for the comparable period of 2004.  The decrease in the provision for loan and lease losses between the six-month periods ended September 30, 2004 and 2005 was primarily attributable to declines in our non-accrual loans and classified assets.  We will continue to monitor and modify the allowance for loan and lease losses based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Our total non-interest income was $14.6 million and $15.9 million for the six months ended September 30, 2005 and 2004, respectively.  The $1.3 million decrease was attributable to a $3.8 million net reduction in gain on sales of securities, partially offset by a $1.2 million increase in deposit and related fees and a $1.5 million increase in loan and servicing fees.

Deposit and Related Fees

Deposit and related fees totaled $6.4 million for the six months ended September 30, 2005, up $1.2 million or 23 percent from the comparable six months in 2004. This increase reflects the continued growth in our transaction accounts.  The $1.2 million increase is principally comprised of the following:

  Monthly service charges and overdraft fees increased $915,000 to $3.6 million for the six months ended September 30, 2005.
  ATM fees increased $157,000 to $1.9 million for the six months ended September 30, 2005.

Loan and Servicing Fees

Loan and servicing fees rose $1.5 million or 51 percent between the six months ended September 30, 2005 and 2004 to $4.5 million.  The $1.5 million increase is comprised principally of the following items:

  Amortization of extension fees on construction loans increased $1.2 million to $2.0 million for the six months ended September 30, 2005.
  Loan prepayment fees increased $479,000 to $1.2 million for the six months ended September 30, 2005.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees were relatively flat at $2.2 million for the six months ended September 30, 2005 and 2004.

Gain on Sale of Loans

The net gain on sale of loans was $103,000 on $9.2 million of principal sold for the six months ended September 30, 2005 compared to a net gain of $124,000 on $17.2 million of principal sold for the same period last year.

Gain on Sale of Securities

Securities with a cost basis aggregating $392,500 and $3.2 million were sold during the six months ended September 30, 2005 and 2004, respectively, generating gains on sales of $923,000 and $4.8 million, respectively.

Non-Interest Expense

Non-interest expense increased $2.8 million to $46.1 million for the six months ended September 30, 2005 as compared to the same period last year.  G&A expense increased $2.8 million or 7 percent between the six months ended September 30, 2005 and 2004 to $46.1 million.  Compensation and benefits expense accounted for approximately 63 percent of the increase in total G&A.  ESOP expense was $1.5 million for the six months ended September 30, 2005, compared to $4.8 million for the comparable quarter of 2004, reflecting a reduction in the number of shares amortized for the six months ended September 30, 2005, as compared to the same period last year.  The non-cash charge associated with our SERP was $452,000 for the six months ended September 30, 2005, compared to expense of $53,000 for the comparable period in 2004.

The ratio of G&A expense to average assets increased to 2.34%, on an annualized basis for the six months ended September 30, 2005 compared to 2.31% for the comparable period of 2004.  Our efficiency ratio was 49.09% for the six months ended September 30, 2005 compared to 48.41% for the comparable period of 2004.  Excluding gains on sales of securities, our efficiency ratios would have been 49.58% and 51.14% for the six months ended September 30, 2005 and 2004, respectively.

Income Taxes

Income taxes and the effective tax rates were $20.8 million and 44.7 percent, respectively, for the six months ended September 30, 2005 compared to $20.4 million and 46.0 percent, respectively, for the comparable period last year.  The reduction in our effective tax rate was attributable principally to the reduction in ESOP expense, a significant portion of which is non-deductible for income tax purposes.

Comparison of Financial Condition at September 30, 2005 and March 31, 2005

Total assets were $3.95 billion at September 30, 2005 compared to $3.91 billion at March 31, 2005.  Loans and leases receivable, net, totaled $3.47 billion at September 30, 2005, a slight increase from $3.43 billion at March 31, 2005.  However, the balance of the Four-Cs increased $110.5 million or 6 percent from $1.71 billion at March 31, 2005 to $1.82 billion at September 30, 2005.  Additionally, because of a $150.5 million increase in the balance of undisbursed construction funds over the past six months to $705.0 million at September 30, 2005, the balance of the Four-Cs, including undisbursed construction funds, increased $261.0 million or 12 percent between March 31 and September 30, 2005.

At September 30, 2005, the allowance for loan and lease losses was $34.5 million or 0.82% of gross loans and leases and 290% of non-accrual loans compared to $33.3 million or 0.83% of gross loans and leases and 273% of non-accrual loans at March 31, 2005.  The slight decrease in the ratio of the allowance for loan and lease losses to gross loans and leases between March 31 and September 30, 2005 reflects an improvement in the level and severity of non-accrual loans and classified assets as well as improvement in historical loss experience relating to charge-offs.  The improvement in charge-offs is reflected in the table below.  Assets classified "Substandard" and "Doubtful" under our Internal Asset Review ("IAR") system were $24.2 million and none, respectively at September 30, 2005 compared to $27.0 million and none, respectively at March 31, 2005.

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

The following table sets forth activity in our allowance for loan and leases losses.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Beginning balance	$33,192	$31,048	$33,302	$30,819
Provision for loan losses	1,220	1,140	1,220	1,664
Charge-offs	(29)	(340)	(167)	(724)
Recoveries	99	39	127	128
Ending balance	$34,482	$31,887	$34,482	$31,887

The charge-offs of $167,000 for the six months ended September 30, 2005 primarily related to commercial business loans.  The charge-offs of $724,000 for the six months ended September 30, 2004 included $480,000 related to a commercial business loan and $244,000 related to consumer loans.

Total liabilities increased $36.4 million to $3.61 billion at September 30, 2005 from $3.57 billion at March 31, 2005. Deposits increased $158.6 million or 6 percent to $2.89 billion or 80 percent of total liabilities at September 30, 2005 compared to 77 percent of total liabilities at March 31, 2005.  Since March 31, 2005, we have opened three new full service branches in Rancho Cucamonga, Riverside and Mira Loma, California bringing our total to 30 branches.  Core deposits increased $81.6 million during the past six months.  Non-interest bearing demand deposits increased $33.1 million or 12 percent during the past six months to

 $314.5 million or 11 percent of total deposits at September 30, 2005.  During the six months ended September 30, 2005, we issued $25.8 million of junior subordinated debentures.  See Note 5 to the Accompanying Unaudited Financial Statements.

Total stockholders' equity increased $7.4 million to $344.4 million at September 30, 2005 compared to $336.9 million at March 31, 2005. The increase in total stockholders' equity was comprised principally of a $6.0 million increase in additional paid-in-capital and, a $3.3 million increase in retained earnings, substantially restricted, partially offset by a $1.7 million increase in unearned stock based compensation and $114,000 increase in accumulated other comprehensive losses.

The $6.0 million increase in additional paid-in-capital reflects the following:

  A net increase of $6.6 million attributable to the exercise of 179,683 stock options, along with the associated tax benefit and the amortization of shares under our stock-based compensation plans,
  An increase of $2.3 million attributable to the issuance of 81,000 shares related to the 2004 Equity Incentive Plan,
  A decrease of $2.9 million representing the original issuance price of 610,030 shares of our common stock repurchased during the six months ended September 30, 2004.

The $1.7 million net increase in unearned stock-based compensation is comprised of a $2.0 million increase related to the unearned portion of stock issued under the 2004 Equity Incentive Plan and a reduction of $302,000 related to amortization under the Company's stock based compensation plans.

The $3.3 million increase in retained earnings, substantially restricted, is comprised of:

  An increase of $25.7 million representing net earnings for the six months ended September 30, 2005,
  A decrease of $15.1 million representing amounts paid in excess of the original issuance price for 610,030 shares of our common stock repurchased during the period; and
  A decrease of $7.3 million representing quarterly cash dividends of $0.15 per common share paid on June 24 and September 30, 2005 to shareholders of record as of June 10 and September 10, 2005.

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

The Office of Thrift Supervision has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.  Our internal policy is to seek to maintain at approximately three percent the ratio of cash and readily marketable debt securities with final maturities of one year or less to total deposits, FHLB advances and other borrowings maturing within one year (our "defined liquidity ratio").  In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity.  At September 30, 2005, our largest core deposit relationship was $27.4 million and our ten largest core deposit relationships aggregated $133.5 million.   At September 30, 2005, our defined liquidity ratio was 3.58% and our average defined liquidity ratio for the quarter ended September 30, 2005 was 3.79%.  At September 30, 2005, cash and short-term investments totaled $53.2 million.  As an additional component of liquidity management, we seek to maintain sufficient mortgage loan and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of the Bank's total assets.  At September 30, 2005, our immediate borrowing capacity from the FHLB was $420.2 million or 11 percent of the Bank's total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window.  As of September 30, 2005, our borrowing capacity at the Federal Reserve Bank was approximately $14.5 million.

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

Net cash provided by operating activities was $37.9 million and $27.0 million for the six months ended September 30, 2005 and 2004, respectively.  The increase in net cash provided by operating activities is primarily due to an increase in net earnings between the six months ended September 30, 2004 and 2005, an increase in net deferred loan fees collected on loan originations during the six months ended September 30, 2005 and a change in our current income tax position from a receivable at March 31, 2005 to a payable at September 30, 2005.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash used in investing activities was $40.5 million for the six months ended September 30, 2005 compared to $284.1 million for the comparable period of the prior year.  The decrease in net cash used in investing activities during the six months ended September 30, 2005 was attributable to decreases in purchases of single-family loans held-for-investment and purchases of investment securities and mortgage-backed securities, partially offset by increases in loans and leases originated for investment, construction loans in process and an increase in purchases of property and equipment.  The increase in loan and lease originations and construction in progress was primarily due to the continuing demand for housing construction and the strong growth in the economy of Southern California.  The increase in purchases of property and equipment was primarily related to a $10.0 million purchase of a commercial office building in Rancho Cucamonga, California to be used for consolidating our administrative functions.  The net book value of that administrative building, land and capitalized costs is $10.2 million at September 30, 2005.

Cash flows provided by financing activities were $10.9 million for the six months ended September 30, 2005 compared to $288.1 million for the comparable period of the prior year.  Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Our net increases in deposits were $158.6 million and $131.6 million for the six months ended September 30, 2005 and 2004, respectively.  With our strong growth in deposits during the six months ended September 30, 2005, we were able to decrease our use of FHLB advances and other borrowings by a net $149.4 million compared to a net increase of $140.6 million for the comparable period of 2004.

At September 30, 2005, the Bank exceeded all of its regulatory capital requirements with tangible capital of $332.1 million, or 8.54% of adjusted total assets, which is above the required level of $58.3 million, or 1.5%; core capital of $332.1 million, or 8.54% of adjusted total assets, which is above the required level of $155.5 million, or 4.0%; and total risk-based capital of $363.4 million, or 11.50% of risk-weighted assets, which is above the required level of $252.7 million, or 8.0%.

We currently have no material contractual obligations or commitments for capital expenditures. At September 30, 2005, we had outstanding commitments to originate and purchase loans of $134.0 million and $17.3 million, respectively, compared to $174.1 million and none, respectively, at September 30, 2004.  Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  At September 30, 2005 and 2004, we had standby letters of credit of $26.6 million and $21.1 million, respectively.  We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2005 totaled $752.5 million.  We expect that we will retain a substantial portion of the funds from maturing CDs at maturity either in certificate or liquid accounts. The low interest rate environment through the early stages of fiscal 2005 resulted in a reduction in the differential between CDs and more liquid instruments such as money market accounts. Accordingly, a portion of our maturing CDs were reinvested by customers into more liquid accounts until such time as the rate differential between CDs and liquid accounts increased.  Increases in interest rates over the past year have eliminated this rate differential.  As a result, we have begun seeing and expect to continue to experience some shift of deposits back into CDs from liquid accounts. While we believe this change in customer preference will create an additional upward bias to our cost of deposits, we also believe that our continued growth in non-interest bearing and lower cost core deposits should mitigate some of the earnings pressure that will arise from the migration of interest-bearing core deposits into CDs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the six months ended September 30, 2005.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2005, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. This table provides certain information with respect to our purchases of common stock during the quarter ended September 30, 2005.

	Common Stock Repurchased (1)
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Shares Purchased Under Repurchase Program	Total Shares Remaining Under Repurchase Program (3) (4)

July 1, 2005 through July 31, 2005	-	$-	-	457,130
August 1, 2005 through August 31, 2005	149,790	$30.18	149,790	307,340
September 1, 2005 through September 30, 2005	179,100	$30.03	179,100	128,240

(1)  On January 26, 2005, our Board of Directors authorized the repurchase of 1,200,000 shares (adjusted for the three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005 to shareholders of record on February 15, 2005).  During the quarter ended September 30, 2005, we repurchased 328,890 shares under that program.

(2)  During quarter ended September 30, 2005 and 2004, we repurchased 328,890 and 277,800 of our common shares, respectively, at weighted average prices of $30.10 and $23.63, respectively.

(3) At September 30, 2005, the maximum amount of our common shares that can be repurchased was

      128,240 shares.

(4) On October 26, 2005 the Company's Board of Directors authorized the addition of 1.0 million shares to the 128,240 shares remaining under previous repurchase authorizations.

Item 3.            Defaults Upon Senior Securities

                        None

Item 4.            Submission of Matters to a Vote of Security Holders.

                        The Company held its annual meeting on September 13, 2005.  The proposals submitted to shareholders and the tabulation of votes for each proposal were as follows:

                        1.) Election of directors of the Company for three-year terms.

                                                                                                                                 Number of Votes

                                        Nominees                      Number of Votes For                      Withheld

                            Robert W. Burwell                            22,277,353                           795,561

                            Curtis W. Morris                               22,304,544                           768,370

                        The directors whose terms continued and the years their terms expire are as follows:

                                        Continuing                    Year Term

                                          Directors                        Expires

                                Stephen C. Morgan                        2006

                                Jil H. Stark                                     2006

                                Royce A. Stutzman                         2006

                                Larry M. Rinehart                           2007

                                Richard P. Crean                            2007

                        2.) Ratification of KPMG LLP as the Company's independent auditors.

                                                                               Number of Votes        Number of Votes

                                  Number of Votes For                  Against                      Abstaining

                                   22,638,197                            380,650                        54,067

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

PFF BANCORP, INC.

DATED: November 9, 2005	BY: /s/ LARRY M. RINEHART
Larry M. Rinehart Chief Executive Officer and Director

DATED: November 9, 2005	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer