Form 10-Q
period 2005-12-31
PFF BANCORP INC
filed 2006-02-09
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005 or

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer         X        Non- accelerated filer            .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes No X .

The registrant had 24,343,710 shares of common stock, par value $.01 per share, outstanding as of January 31, 2006.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2005	March 31, 2005

	(Unaudited)
Assets
Cash and cash equivalents	$77,926	$44,844
Investment securities held-to-maturity (estimated fair value of $6,606 at December 31, 2005, and $6,647 at March 31, 2005)	6,727	6,736
Investment securities available-for-sale, at fair value	70,532	61,938
Mortgage-backed securities available-for-sale, at fair value	245,542	250,954
Loans held-for-sale, at lower of cost or market	701	1,466
Loans and leases receivable, net	3,531,896	3,431,544
Federal Home Loan Bank (FHLB) stock, at cost	34,897	41,839
Accrued interest receivable	19,066	16,413
Assets acquired through foreclosure, net	8,327	-
Property and equipment, net	43,529	30,385
Prepaid expenses and other assets	24,218	24,942
Total assets	$4,063,361	$3,911,061

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$2,885,842	$2,735,937
FHLB advances and other borrowings	728,900	769,423
Junior subordinated debentures	56,702	30,928
Accrued expenses and other liabilities	40,720	37,847
Total liabilities	3,712,164	3,574,135
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 24,489,460 and 24,908,823; outstanding 24,339,360 and 24,782,623 at December 31, 2005 and March 31, 2005, respectively	244	248
Additional paid-in capital	172,411	164,536
Retained earnings, substantially restricted	186,548	178,288
Unearned stock-based compensation	(1,757)	(352)
Treasury stock (150,100 and 126,200 at December 31, 2005, and March 31, 2005, respectively)	(2)	(1)
Accumulated other comprehensive losses	(6,247)	(5,793)
Total stockholders' equity	351,197	336,926
Total liabilities and stockholders' equity	$4,063,361	$3,911,061

        See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004
Interest income:
Loans and leases receivable	$ 60,264	$ 51,118	$ 172,131	$ 143,454
Mortgage-backed securities	2,422	2,460	6,969	7,449
Investment securities and deposits	1,067	1,022	3,316	3,136
Total interest income	63,753	54,600	182,416	154,039
Interest expense:
Deposits	16,056	10,673	43,757	28,664
Borrowings	6,486	5,297	18,189	13,359
Total interest expense	22,542	15,970	61,946	42,023
Net interest income	41,211	38,630	120,470	112,016
Provision for loan and lease losses	1,875	1,030	3,095	2,694
Net interest income after provision for loan and lease losses	39,336	37,600	117,375	109,322
Non-interest income:
Deposit and related fees	3,268	2,618	9,684	7,843
Loan and servicing fees	2,504	1,831	6,961	4,785
Trust, investment and insurance fees	1,185	1,072	3,361	3,310
Gain on sale of loans, net	31	136	134	260
Gain on sale of securities, net	-	2	923	4,771
Other non-interest income	279	157	772	752
Total non-interest income	7,267	5,816	21,835	21,721
Non-interest expense:
General and administrative:
Compensation and benefits	13,171	14,118	39,880	39,032
Occupancy and equipment	3,871	3,917	10,928	10,744
Marketing and professional services	2,746	2,827	8,393	7,458
Other non-interest expense	3,705	3,657	10,353	10,512
Total general and administrative	23,493	24,519	69,554	67,746
Foreclosed asset operations, net	5	30	14	64
Total non-interest expense	23,498	24,549	69,568	67,810
Earnings before income taxes	23,105	18,867	69,642	63,233
Income taxes	9,935	9,292	30,755	29,679
Net earnings	$ 13,170	$ 9,575	$ 38,887	$ 33,554

Basic earnings per share	$ 0.55	$ 0.39	$ 1.60	$ 1.36
Weighted average shares outstanding for basic earnings per share calculation	24,136,345	24,780,764	24,263,328	24,601,401
Diluted earnings per share	$ 0.53	$ 0.38	$ 1.56	$ 1.33
Weighted average shares outstanding for diluted earnings per share calculation	24,754,168	25,448,654	24,900,187	25,244,331

                 See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004

Net earnings	$ 13,170	$ 9,575	$ 38,887	$ 33,554

Other comprehensive earnings (losses), net
Changes in unrealized gains (losses) on:
U.S. Treasury and agency securities and other investment securities available-for-sale, at fair value	20	(57)	209	267
Mortgage-backed securities available-for-sale, at fair value	(516)	283	(103)	(1,472)
Reclassification of realized securities gains included in earnings	-	-	(785)	(4,503)
Change in fair value of interest rate swaps	157	99	225	72
	(339)	325	(454)	(5,636)
Tax benefit on minimum pension liability	-	-	-	367
Other comprehensive (losses)	(339)	325	(454)	(5,269)
Comprehensive earnings	$ 12,831	$ 9,900	$ 38,433	$ 28,285

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings, Substantially Restricted	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total

Balance at March 31, 2005	24,782,623	$ 248	$ 164,536	$ 178,288	$ (352)	$ (1)	$(5,793)	$ 336,926

Net earnings	-	-	-	38,887	-	-	-	38,887
Purchases of treasury stock	(783,960)	-	(3,723)	(19,620)	-	(9)	-	(23,352)
Stock issued under 2004 Equity Incentive Plan	81,000	1	2,313	-	(1,757)	-	-	557
Amortization under Stock-based Compensation Plans	-	-	3,948	-	352	-	-	4,300
Stock options exercised	259,697	3	1,883	-	-	-	-	1,886
Treasury stock retirement	-	(8)	-	-	-	8	-	-
Dividends ($0.15 per share paid for June, September and December 2005)	-	-	-	(11,007)	-	-	-	(11,007)
Change in unrealized losses on securities available-for-sale, net	-	-	-	-	-	-	(679)	(679)
Change in unrealized gain on interest rate swaps, net	-	-	-	-	-	-	225	225
Tax benefit from stock options and awards	-	-	3,454	-	-	-	-	3,454
Balance at December 31, 2005	24,339,360	$ 244	$ 172,411	$ 186,548	$ (1,757)	$ (2)	$(6,247)	$ 351,197

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$38,887	$33,554
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion, on loans, leases and securities and deferred loan origination costs, net	(13,128)	(11,222)
Loan and lease fees collected	15,643	13,101
Provisions for losses on loans, leases and foreclosed asset operations	3,095	2,801
Gains on sales of loans, securities available-for-sale, real estate, property and equipment	(1,022)	(5,084)
Depreciation and amortization of property and equipment	2,762	2,543
Loans originated for sale	(11,975)	(25,531)
Proceeds from sale of loans held-for-sale	12,874	26,146
Amortization of unearned stock-based compensation and stock issued under 2004 equity incentive plan	4,857	7,435
Dividends on FHLB stock	(1,866)	(1,301)
Other, net	13,672	(17,128)
Net cash provided by operating activities	63,799	25,314
Cash flows from investing activities:
Loans and leases originated for investment	(2,011,788)	(1,893,723)
Increase in construction loans in process	86,821	31,736
Purchases of loans held-for-investment	(51,476)	(240,865)
Principal payments on loans and leases	1,850,928	1,857,827
Principal payments on mortgage-backed securities available-for-sale	55,210	68,419
Principal payments on investment securities available-for- sale	10,035	56
Purchases of investment securities available-for-sale	(20,000)	(9,960)
Purchases of investment securities held-to-maturity	-	(1,005)
Purchases of mortgage-backed securities available-for-sale	(50,766)	(30,147)
Redemption (purchases) of FHLB stock, net	8,808	(4,550)
Proceeds from sale of investment securities available-for-sale	1,315	7,983
Proceeds from sale of property and equipment	2	736
Purchases of property and equipment	(15,943)	(4,903)
Net cash used in investing activities	(136,854)	(218,396)
Cash flows from financing activities:
Net change in deposits	149,905	249,575
Proceeds from long-term FHLB advances and other borrowings	408,150	331,250
Repayment of long-term FHLB advances and other borrowings	(380,000)	(394,000)
Net change in short-term FHLB advances and other borrowings	(68,673)	(32,600)
Proceeds from issuance of junior subordinated debentures	25,774	29,700
Proceeds from exercise of stock options	1,886	8,507
Excess tax benefit from stock-based payment arrangements	3,454	7,565
Cash dividends	(11,007)	(9,913)
Purchases of treasury stock	(23,352)	(11,463)
Net cash provided by financing activities	106,137	178,621
Net increase in cash and cash equivalents	33,082	(14,461)
Cash and cash equivalents, beginning of period	44,844	60,151
Cash and cash equivalents, end of period	$77,926	$45,690
Supplemental information:
Interest paid, including interest credited	$59,977	$41,844
Income taxes paid	$24,960	$33,707
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$8,390	$-

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)    Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of PFF Bancorp, Inc. and its wholly-owned subsidiaries PFF Bank & Trust, Glencrest Investment Advisors, Inc. ("Glencrest") and Diversified Builder Services, Inc. ("DBS") (collectively "Bancorp", "we", "us" and "our").  Our business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, the "Bank").  Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. Glencrest includes the accounts of Glencrest Insurance Services, Inc. The Bancorp owns 100% of the common stock of two unconsolidated special purpose business trusts "PFF Bancorp Capital Trust I" and "PFF Bancorp Capital Trust II" created for the purpose of issuing capital securities. All material intercompany balances and transactions have been eliminated in consolidation.

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included.  We have made certain reclassifications to the prior year's consolidated financial statements to conform to the current presentation.  The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2006.

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

In May 2005, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20 "Accounting Changes," ("APB No. 20") and FASB Statement No. 3, "Reporting Changes in Interim Financial Statements." APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, though early adoption is permitted as of the date this Statement was issued. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(3)    Stock-Based Compensation Plans

Prior to April 1, 2005, we accounted for stock options under Accounting Principles Board Opinion No. 25 ("APB 25") using the intrinsic value method.  Accordingly, no stock option expense was recorded in periods prior to the nine months ended December 31, 2005, since the exercise price of all options issued has always been equal to the fair value at the date of grant.  In December 2004, FASB issued SFAS No. 123 (Revised), "Share-Based Payment" ("SFAS 123R"), which requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Effective April 1, 2005we adopted SFAS 123R using the modified prospective method under which we will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased or cancelled after March 31, 2005 and to awards outstanding on March 31, 2005 for which requisite service had not yet been rendered.

Had we determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS 123R prior to April 1, 2005, our results of operations would have been adjusted to the pro forma amounts for the period indicated below:

	Three Month Ended	Nine Months Ended
	December 31, 2004	December 31, 2004
	(Dollars in thousands, except per share data)

Net earnings:
As reported	$9,575	$33,554
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,544	6,885
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,579)	(7,041)
Pro forma net earnings	$9,540	$33,398
Earnings per share:
Basic - as reported	$0.39	$1.36
Basic - pro forma	$0.38	$1.36

Diluted - as reported	$0.38	$1.33
Diluted - pro forma	$0.37	$1.32

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

A summary of option activity under the 1996 and 1999 Plans as of December 31, 2005, and changes during the nine months ended December 31, 2005 is presented below:

	For the Nine Months Ended December 31, 2005
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at April 1, 2005	1,019,615	$10.82	-	$-
Granted	-	-	-	-
Exercised	(259,697)	7.26	-	-
Forfeited or expired	(2,813)	9.39	-	-
Outstanding at December 31, 2005	757,105	$12.05	4.7	$13,983

Exercisable at December 31, 2005	748,800	$12.01	4.7	$13,864

There were no options granted during the three and nine months ended December 31, 2005 and December 31, 2004.  The total intrinsic value of options exercised during the three and nine months ended December 31, 2005 were $1.8 million and $5.8 million, respectively.  Cash received from options exercised under the 1996 and 1999 Plans for the three and nine months ended December 31, 2005 was $550,000 and $1.9 million, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $737,000 and $2.3 million for the three months and nine months ended December 31, 2005, respectively.

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

Compensation expense under the 1996 and 1999 Plans was $23,000 and $86,000 for the three and nine months ended December 31, 2005 based upon the vesting of 3,309 options and 12,351 options, respectively.  Compensation expense of $24,000 associated with an additional 4,824 previously issued, but unvested options outstanding at December 31, 2005, will be recorded in future periods ending in October 2006 as the applicable service is rendered.

During September 2004, our stockholders approved the PFF Bancorp, Inc. 2004 Equity Incentive Plan (the "2004 Plan").  The 2004 Plan authorizes the granting of 1,112,632 options or 556,315 restricted stock awards to Directors or employees.  Additionally, any ungranted options or awards along with options or awards previously granted under the 1996 and 1999 Plans that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2004 Plan.  Concurrent with shareholder approval of the 2004 Equity Incentive Plan, 62,636 options available for grant under the 1996 and 1999 Plans were transferred into the 2004 Equity Incentive Plan.  Additionally, during the three months ended December 31, 2005, 1,350 options issued under the 1996 Plan were forfeited or expired and transferred to the 2004 Plan. During the nine months ended December 31, 2005, 2,813 options issued under the 1996 Plan were forfeited or expired and transferred to the 2004 Plan.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

For the three and nine months ended December 31, 2005, compensation expense associated with the 2004 Plan was $970,000 and $2.6 million, respectively.  As of December 31, 2005, based upon current performance levels, there was $5.5 million of total unrecognized compensation cost related to non-vested awards granted under the 2004 Plan.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

A summary of our nonvested awards principally to Directors that vest solely based on service as of December 31, 2005 and changes during the nine months ended December 31, 2005 are presented below:

		Weighted Average
		Grant Date
	Shares (1)	Fair Value
Nonvested at April 1, 2005	-	$-
Granted	81,900	28.59
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2005	81,900	$28.59

(1) The stock related to the 81,000 nonvested Director awards was issued on August 25, 2005.  The stock related to the 900 nonvested employee awards has not been issued.

A summary of our nonvested awards to employees that vest based on a combination of service and performance as of December 31, 2005 and changes during the nine months ended December 31, 2005 are presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2005	-	$-
Granted	436,760	27.42
Vested	-	-
Forfeited	(8,680)	27.42
Nonvested at December 31, 2005	428,080	$27.42

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(4)    Earnings Per Share

Earnings per share is calculated on both a basic and diluted basis, excluding common shares in treasury. Basic earnings per share ("EPS") is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding during the period.  Diluted EPS includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based compensation plans.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2005 and 2004.

	For the Three Months Ended December 31,
	2005			2004

	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$13,170			$9,575

Basic EPS
Earnings available to common stockholders	13,170	24,136,345	$0.55	9,575	24,780,764	$0.39
Effect of Dilutive Securities
Options and stock awards		617,823			667,890
Diluted EPS
Earnings available to common stockholders and assumed conversions	$13,170	24,754,168	$0.53	$9,575	25,448,654	$0.38

        The exercise price of all options was less than the average market price of the common shares during the three month period ended December 31, 2005.  As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the nine months ended December 31, 2005 and 2004.

	For the Nine Months Ended December 31,
	2005 (a)			2004 (b)
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$38,887			$33,554

Basic EPS
Earnings available to common stockholders	38,887	24,263,328	$1.60	33,554	24,601,401	$1.36
Effect of Dilutive Securities
Options and stock awards		636,859			642,930
Diluted EPS
Earnings available to common stockholders and assumed conversions	$38,887	24,900,187	$1.56	$33,554	25,244,331	$1.33

(a)    The exercise price of all options was less than the average market price of the common shares outstanding during the nine month period ended December 31, 2005.  As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

(b)    Options to purchase 3,419 shares of common stock at a weighted average price of $26.11 per share were outstanding during the nine-month period ended December 31, 2004, but were not included in the computation of diluted EPS because the option's exercise prices were greater than the average market price of the common shares.  The options, which expire January 28, 2014, were outstanding at December 31, 2004.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(5)    Derivative Hedging Activities

The Company enters into financial derivatives in order to mitigate exposure to the issuance of its junior subordinated debentures.

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years.  This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates.  This interest rate swap qualifies as a cash flow hedge with changes in the fair value of the swap recognized in other comprehensive income, net of taxes.  The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009.  We recognize all derivatives on the balance sheet at fair value based on dealer quotes.  At December 31, 2005, the interest rate swap had a fair value of $1.0 million.  For the nine months ended December 31, 2005 the change in fair value was $213,000, before taxes of $90,000.  The periodic net settlement of this swap increased (decreased) interest expense by ($24,000) and $53,000 for the three and nine months ended December 31, 2005.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years.  The interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates. This interest rate swap qualifies as a cash flow hedge with changes in the fair value of the swap recognized in other comprehensive income, net of taxes.  The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive three month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010.  At December 31, 2005, the interest rate swap with a notional amount of $10.0 million had a fair value of $176,000.  For the nine months ended December 31, 2005, the change in fair value was $176,000, before taxes of $74,000.  The periodic net settlement of this swap increased interest expense by $7,000 and $9,000 for the three and nine months ended December 31, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended December 31, 2005 and 2004.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended December 31,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$ 8,241	$ 108	5.20%	$ 18,037	$ 88	1.94%
Investment securities, net	62,471	531	3.37	68,036	568	3.31
Mortgage-backed securities, net	238,453	2,422	4.06	258,611	2,460	3.80
Loans and leases receivable, net	3,468,485	60,264	6.92	3,437,473	51,118	5.93
FHLB stock	37,183	428	4.57	48,081	366	3.02
Total interest-earning assets	3,814,833	63,753	6.66	3,830,238	54,600	5.68
Non-interest-earning assets	168,089			117,841
Total assets	$ 3,982,922			$3,948,079

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing liabilities	$ 304,525	-	0.00%	$ 259,819	-	0.00%
Savings accounts	168,835	128	0.30	170,110	129	0.30
Money market accounts	888,340	5,516	2.46	819,318	3,562	1.72
NOW accounts	427,616	602	0.56	508,035	855	0.67
Certificate accounts	1,074,062	9,810	3.62	907,521	6,127	2.68
Total Deposits	2,863,378	16,056	2.22	2,664,803	10,673	1.59
FHLB advances and other borrowings	632,569	5,644	3.54	871,267	4,821	2.20
Junior subordinated debentures	56,702	842	5.94	30,940	476	6.10
Total interest-bearing liabilities	3,552,649	22,542	2.52	3,567,010	15,970	1.78
Non-interest-bearing liabilities	81,204			42,904
Total liabilities	3,633,853			3,609,914
Stockholders' equity	349,069			338,165
Total liabilities and stockholders' equity	$ 3,982,922			$3,948,079
Net interest income		$ 41,211			$ 38,630
Net interest spread			4.14			3.90
Net interest margin			4.32			4.03
Ratio of interest-earning assets to interest-bearing liabilities	107.38%			107.38%

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the nine months ended December 31, 2005 and 2004.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Nine Ended December 31,
	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$10,303	$ 328	4.23%	$ 11,611	$ 143	1.63%
Investment securities, net	66,248	1,649	3.30	67,160	1,641	3.24
Mortgage-backed securities, net	237,429	6,969	3.91	265,809	7,449	3.74
Loans and leases receivable, net	3,449,687	172,131	6.64	3,286,628	143,454	5.81
FHLB stock	40,352	1,339	4.40	44,865	1,352	4.00
Total interest-earning assets	3,804,019	182,416	6.38	3,676,073	154,039	5.58
Non-interest-earning assets	151,276			123,660
Total assets	$3,955,295			$ 3,799,733

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing liabilities	$286,070	-	0.00%	$ 239,324	-	0.00%
Savings accounts	172,608	394	0.30	169,756	379	0.30
Money market accounts	880,967	15,724	2.37	709,985	8,191	1.53
NOW accounts	453,870	2,033	0.59	535,722	3,001	0.74
Certificate accounts	1,010,141	25,606	3.36	895,247	17,093	2.53
Total Deposits	2,803,656	43,757	2.07	2,550,034	28,664	1.49
FHLB advances and other borrowings	700,678	16,345	3.10	860,489	12,878	1.99
Junior subordinated debentures	40,956	1,844	6.00	10,463	481	6.10
Total interest-bearing liabilities	3,545,290	61,946	2.32	3,420,986	42,023	1.63
Non-interest-bearing liabilities	65,368			49,375
Total liabilities	3,610,658			3,470,361
Stockholders' equity	344,637			329,372
Total liabilities and stockholders' equity	$3,955,295			$ 3,799,733
Net interest income		$ 120,470			$ 112,016
Net interest spread			4.06			3.95
Net interest margin			4.22			4.06
Ratio of interest-earning assets to interest-bearing liabilities	107.30%			107.46%

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

	Three Months Ended December 31, 2005				Nine Months Ended December 31, 2005
	Compared to				Compared to
	Three Months Ended December 31, 2004				Nine Months Ended December 31, 2004
	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ (48)	148	(80)	20	$ (16)	227	(26)	185
Investment securities, net	(46)	10	(1)	(37)	(22)	30	-	8
Mortgage-backed securities, net	(192)	166	(12)	(38)	(799)	357	(38)	(480)
Loans receivable, net	460	8,609	77	9,146	7,138	20,519	1,020	28,677
FHLB stock	(82)	186	(42)	62	(136)	137	(14)	(13)
Total interest-earning assets	92	9,119	(58)	9,153	6,165	21,270	942	28,377

Interest-bearing liabilities:
Savings accounts	(1)	-	-	(1)	6	9	-	15
Money market savings accounts	300	1,525	129	1,954	1,973	4,481	1,079	7,533
NOW and other demand deposit accounts	(135)	(140)	22	(253)	(459)	(601)	92	(968)
Certificate accounts	1,124	2,162	397	3,683	2,194	5,600	719	8,513
FHLB advances and other borrowings	(1,321)	2,953	(809)	823	(2,392)	7,195	(1,336)	3,467
Junior subordinated debentures	396	(30)	-	366	1,402	(16)	(23)	1,363
Total interest-bearing liabilities	363	6,470	(261)	6,572	2,724	16,668	531	19,923
Change in net interest income	$ (271)	2,649	203	2,581	$ 3,441	4,602	411	8,454

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

  Allowance for losses on loans, leases and foreclosed assets.  For further information, see "Comparison of Financial Condition at December 31, 2005 and March 31, 2005" in this report and "Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses" in our March 31, 2005 Annual Report on Form 10-K.

  Other-Than-Temporary-Impairment.  For further information, see "Item 1 - Business - Investment Activities" in our March 31, 2005 Annual Report on Form 10-K and "Note 2 - New Accounting Pronouncements" under the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

Overview

The following discussion compares the results of operations for the three months ended December 31, 2005 with the corresponding period of 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $13.2 million or $0.53 per diluted share for the three months ended December 31, 2005 compared to net earnings of $9.6 million or $0.38 per diluted share for the comparable period of 2004 (adjusted for the three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005 to shareholders of record on February 15, 2005).

  Net interest income rose $2.6 million or 7 percent to $41.2 million for the current quarter compared to the same quarter of 2004.  On a sequential quarter basis, net interest income increased $1.5 million or 4 percent.  Net interest margin expanded 29 basis points to 4.32% between the quarters ended December 31, 2004 and 2005 and was up 14 basis points on a sequential quarter basis.

  Construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") increased $57.0 million during the current quarter to $1.88 billion or 53 percent of loans and leases receivable, net compared to $1.66 billion or 49 percent of loans and leases receivable, net, one year ago.

Our loan origination focus continues to be on the Four-Cs.  Four-Cs originations totaled $472.4 million or 81 percent of total originations in the current quarter, compared to $582.1 million originated or 87 percent of total originations for the comparable period of the prior year.  The Four-Cs origination figures include $31.2 million and $38.6 million originated by DBS during the quarters ended December 31, 2004 and 2005.  At December 31, 2005, DBS has outstanding loans receivable of $76.1 million compared to $37.8 million one year ago.  The majority of DBS's loans are classified as construction and land.

  Average total deposits increased $34.7 million compared to the quarter ended September 30, 2005 and increased $198.6 million from the quarter ended December 31, 2004.  The average balances of certificates of deposit ("CDs") and lower cost passbook, money market, NOW and other demand accounts ("core deposits") increased $166.6 million and $32.0 million, respectively, between the three months ended December 31,2004 and 2005.

Reflecting a widening rate differential between CDs and interest bearing liquid accounts arising from increases in the general level of interest rates, the average balance of CDs increased $83.8 million during the quarter, while core deposits decreased $49.1 million.   At December 31, 2005, core deposits totaled $1.74 billion or 60 percent of total deposits, compared to $1.78 billion or 65 percent of total deposits at March 31, 2005 and $1.78 billion or 66 percent of total deposits one year ago. The average balance of non-interest-bearing demand deposits increased $18.9 million during the current quarter to $304.5 million or 11 percent of total deposits at December 31, 2005, and is up $44.7 million or 17 percent from the comparable quarter of the prior year.

Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits, FHLB advances and other borrowings provide a readily available source of liquidity.  At December 31, 2005, FHLB advances and other borrowings increased to $728.9 million or 20 percent of total liabilities from $620.0 million or 17 percent of total liabilities at September 30, 2005.

Asset quality remained strong with non-accrual loans declining to $1.6 million or 0.04 percent of gross loans and leases at December 31, 2005 compared to $12.2 million or 0.30 percent of gross loans and leases at March 31, 2005 and $13.1 million or 0.33 percent of gross loans and leases at December 31, 2004.  The distribution of the non-accrual loan balance of $1.6 million as of December 31, 2005 by loan type is $804,000 single-family, $577,000 commercial and $188,000 consumer.

During the quarter ended December 31, 2005, we were successful in having a receiver appointed to oversee the completion of a 20 home development in Murrieta, California on which we had a loan of $10.3 million and a specific valuation allowance of $2.1 million.  Fifteen of the twenty homes were pre-sold ("Buyer's Group") prior to the commencement of initial construction and remain in that status.  Difficulties encountered between the original equity provider, developer and contractor resulted in long delays and the problems were compounded when mold was discovered in the uncompleted units.  The Bank has advanced $250,000 to the receiver to date for upfront costs.  PFF and the Buyer's Group have agreed to a sharing of completion costs with 50% to be paid by each (pro data).  This loan had been on non-accrual status since July 2002 when a dispute arose between the developer and the third party equity provider.  Upon appointment of the receiver, the $2.1 million specific valuation allowance was charged-off and the resulting $8.2 million net loan balance was transferred to assets acquired through foreclosure, net.  This transfer to assets acquired through foreclosure reduced our ratio of non-performing loans to gross loans and leases by 24 basis points, based on December 31, 2005 balances.  At December 31, 2005, that ratio is 0.04 percent compared to 0.30 percent at March 31, 2005.  We expect the project will be completed during calendar 2006 at no additional loss to the Company.

We repurchased 173,930 shares of our common stock at a weighted-average price of $30.71 per share during the current quarter, bringing fiscal year-to-date repurchases to 783,960 shares at a weighted average price of $29.79 per share.  At December 31, 2005, 954,310 shares remain under a 1.0 million share repurchase authorization adopted by our Board of Directors on October 26, 2005.  As of December 31, 2005 and March 31, 2005, our treasury stock was comprised of 150,100 shares and 126,200 shares of our common stock, respectively. During the quarter ended December 31, 2005, we retired 74,230 shares of our common stock that had been primarily repurchased during the quarter ended December 31, 2005 and held as treasury stock.

At December 31, 2005, our consolidated capital to assets ratio was 8.64%.  The Bank's core and total risk-based capital ratios were 8.43% and 11.28%, respectively, compared to 5.00% and 10.00%, respectively, needed to be considered "Well Capitalized."  Our internal target floors for the Bank's core and total risk-based capital ratios are 7.75% and 11%, respectively.

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

Our net interest income totaled $41.2 million for the current quarter, up 7 percent or $2.6 million from $38.7 million for the quarter ended December 31, 2004.  The increase was primarily attributable to an increase in the net interest spread by 24 basis points to 4.14% for the current quarter from 3.90% for the quarter ended December 31, 2004.  Average interest-earning assets decreased $15.4 million between the quarters ended December 31, 2004 and 2005.  The average balance of loans and leases receivable, net increased $31.0 million.  The average balance of the Four-Cs increased $146.9 million or 9 percent between the quarters ended December 31, 2004 and 2005.

Reflecting the higher interest rate environment and the sensitivity of our loan and lease portfolio to changes in rates, the average yield on loans and leases receivable, net, increased 99 basis points to 6.92% for the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004.  Loan and lease principal repayments totaled $605.3 million for the quarter ended December 31, 2005 compared to $660.7 million for the comparable period of 2004.  Expressed as an annualized percentage of average loans and leases receivable, net, this represented 70 percent of the portfolio compared to 77 percent for the quarter ended December 31, 2004.  Premium amortization, net of discount accretion on the loan and lease portfolio for the quarters ended December 31, 2004 and 2005 was $342,000 and $253,000, respectively.  Amortization of loan origination fees, net of direct costs of origination was $3.5 million for the quarter ended December 31, 2005 compared to $3.6 million for the comparable period of 2004.  For the quarter ended December 31, 2005, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 40 basis points and 37 basis points, respectively, compared to 42 basis points and 37 basis points for the comparable period of 2004.

Our average cost of interest-bearing liabilities increased 74 basis points to 2.52% between the quarters ended December 31, 2004 and 2005.  Our average cost of deposits rose 63 basis points between the quarter ended December 31, 2004 and 2005 while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 141 basis points. The increase in our average cost of interest-bearing liabilities was partially mitigated by the continued growth and increasing utilization of deposits as our principal and preferable source of funding.  The average balance of our deposit portfolio increased $198.6 million or 7 percent to $2.86 billion or 81 percent of our average interest-bearing liabilities compared to 75 percent of our average interest-bearing liabilities for the comparable period of 2004.  During the quarter ended December 31, 2005, we capitalized $48,000 of interest expense associated with our $10.2 million administrative facility we are developing in Rancho Cucamonga, California.  This interest capitalization had less than 1 basis point effect on the average cost of interest-bearing liabilities for the quarter ended December 31, 2005.  We expect to capitalize a similar amount of interest expense each quarter through June 30, 2006.

Provision for Loan and Lease Losses

We recorded a $1.9 million provision for loan and lease losses for the current quarter compared to $1.0 million for the comparable period of 2004.  At December 31, 2005, the allowance for loan and lease losses was $33.8 million or 0.80% of gross loans and leases and 2,157% of non-accrual loans compared to $33.3 million or 0.83% of gross loans and leases and 273% of non-accrual loans at March 31, 2005. The $2.1 million charge-off on the Murrieta development loan discussed above represented 5 basis points of gross loans and leases.  Annualized net charge-offs to average loans and leases receivable, net, were 0.29 percent for the current quarter, 0.24 percent of which was represented by the $2.1 million charge-off.  We will continue to monitor and modify the allowance for loan and lease losses based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Total non-interest income increased $1.5 million or 25 percent to $7.3 million between the quarters ended December 31, 2005 and 2004.

Deposit and Related Fees

Deposit and related fees increased 25 percent or $650,000 to $3.3 million for the current quarter. This increase reflects the continued growth in our core deposit transaction accounts and the fee income opportunities associated with those accounts.  At December 31, 2005, we have approximately 69,200 transaction accounts compared to approximately 67,200 transaction accounts at December 31, 2004.  The $650,000 increase is comprised principally of the following:

  Monthly service charges and overdraft fees increased $521,000 to $1.8 million for the current quarter.
  Automated Teller Machine ("ATM") fees increased $79,000 to $970,000 for the current quarter.

Loan and Servicing Fees

Loan and servicing fees rose 37 percent or $673,000 between the quarters ended December 31, 2005 and 2004 to $2.5 million.  The $673,000 increase is comprised principally of the following:

  Amortization of extension fees on construction loans increased $417,000 to $1.1 million for the current quarter.
  Loan prepayment fees increased $253,000 to $684,000 for the current quarter.

At December 31, 2005, our mortgage servicing rights asset was $294,000.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees increased $113,000 or 11 percent to $1.2 million for the quarter ended December 31, 2005. This reflects an increase in market value of trust and investment assets under management or advisory by Glencrest and the Bank's trust department to $603.7 million at December 31, 2005, compared to $422.4 million at December 31, 2004.  These assets under management or advisory include $451.1 million managed or advised by Glencrest at December 31, 2005 compared to $255.2 million at December 31, 2004.  The average annual fee per dollar of assets managed or advised by Glencrest and the Bank's trust department was approximately 54 basis points for the quarter ended December 31, 2005 compared to 74 basis points for the comparable period of 2004.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. Accordingly, the principal balances of loans sold during the quarters ended December 31, 2005 and 2004 were $3.5 million and $8.7 million, respectively.  This activity generated net gain on sales of $31,000 and $136,000 for the quarters ended December 31, 2005 and 2004, respectively.

Gain on Sale of Securities

We generally follow a "buy and hold" strategy with respect to our securities portfolio.  While 98 percent of our securities portfolio is classified as "available for sale", our securities sales activity has been and is expected to continue to be infrequent.

Non-Interest Expense

Non-interest expense decreased $1.1 million to $23.5 million for the quarter ended December 31, 2005 as compared to the same period last year.  General and administrative ("G&A") expense decreased $1.0 million or 4 percent between the quarters ended December 31, 2005 and 2004 to $23.5 million.  Employee Stock Ownership Plan ("ESOP") expense was $747,000 for the current quarter compared to $2.8 million, for the comparable quarter of 2004, reflecting a reduction in the number of shares amortized from 95,771 for the quarter ended December 31, 2004 to 25,658 for the current quarter.  Excluding the reduction in ESOP expense, total G&A expense increased $1.0 million or 5 percent between the quarters ended December 31, 2004 and 2005.  The non-cash charge associated with our Supplemental Executive Retirement Plan ("SERP") was $101,000 for the quarter ended December 31, 2005, compared to $854,000 for the quarter ended December 31, 2004.  SERP expense or credit is a function of the change in the average market price of our common stock during the period.  Our SERP serves only to deliver benefits that would otherwise be reduced below the level available to all other employees of the Company because of salary limitations imposed by law on our "qualified" benefit plans (e.g. ESOP and 401k).

The ratio of G&A expense to average assets improved to 2.36%, on an annualized basis for the quarter ended December 31, 2005 compared to 2.48% for the comparable period of 2004.  Our efficiency ratio improved to 48.46% for the current quarter compared to 55.17% for the comparable period of 2004.

Income Taxes

Our effective income tax rate decreased from 49.3 percent for the quarter ended December 31, 2004 to 43.0 percent for the current quarter.  The reduction in our effective tax rate was attributable principally to the reduction in ESOP expense, a significant portion of which is non-deductible for income tax purposes.

Comparison of Operating Results for the Nine Months Ended December 31, 2005 and 2004

Overview

The following discussion compares the results of operations for the nine months ended December 31, 2005 with the corresponding period of 2004. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

We recorded net earnings of $38.9 million or $1.56 per diluted share for the nine months ended December 31, 2005 compared to net earnings of $33.6 million or $1.33 per diluted share for the comparable period of 2004 (adjusted for the three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005 to shareholders of record on February 15, 2005).  Excluding gains on sales of securities of $923,000 and $4.8 million during the nine months ended December 31, 2005 and 2004, respectively, earnings before income taxes increased $10.3 million or 18 percent to $68.7 million for the nine months ended December 31, 2005, compared to $58.5 million for the comparable period of the prior year.

Net Interest Income

Our net interest income totaled $120.5 million for the nine months ended December 31, 2005, up 8 percent or $8.5 million from $112.0 million for the comparable period of 2004.  Average interest-earning assets increased $127.9 million or 3 percent between the nine months ended December 31, 2004 and 2005 and net interest spread increased 11 basis points to 4.06% for the nine months ended December 31, 2005 from 3.95% for the same period of 2004.  The average balance of loans and leases receivable, net increased $163.1 million between the nine months ended December 31, 2004 and 2005.  The average balance of the Four-Cs increased $213.3 million or 14 percent between the nine months ended December 31, 2004 and 2005.

Reflecting the higher interest rate environment and the sensitivity of our loan portfolio to changes in rates, the average yield on loans and leases receivable, net increased 83 basis points between the nine months ended December 31, 2004 and 2005 to 6.64%.  Loan and lease principal repayments totaled $1.85 billion for the nine months ended December 31, 2005 compared to $1.86 billion for the comparable period of 2004.  Expressed as an annualized percentage of average loans and leases receivable, net, this represented 72 percent and 75 percent of the portfolio for the nine months ended December 31, 2005 and 2004.  Premium amortization, net of discount accretion on the loan and lease portfolio for the nine months ended December 31, 2005 was $1.1 million compared to $2.3 million for the comparable period of 2004.  Amortization of loan origination fees, net of direct costs of origination was $10.7 million for the nine months ended December 31, 2005 compared to $10.0 million for the comparable period of 2004.  For the nine months ended December 31, 2005, this fee amortization increased yield on average loans receivable, net, and interest earning assets by 42 basis points and 38 basis points, respectively, compared to 40 basis points and 36 basis points for the comparable period of 2004.

Our average cost of interest-bearing liabilities increased 69 basis points to 2.32% between the nine months ended December 31, 2004 and 2005.  Our average cost of deposits rose 58 basis points, while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 122 basis points.  The increase in our average cost of interest-bearing liabilities was partially mitigated by the continued growth and increasing utilization of deposits as our principal and preferable source of funding.  The average balance of total deposits increased $253.6 million or 10 percent to $2.80 billion or 79 percent of average interest-bearing liabilities compared to 75 percent of average interest-bearing liabilities for the comparable period of 2004.  The average balances of total core and non-interest bearing deposits increased $92.0 million and $46.7 million, respectively, between the nine months ended December 31, 2004 and 2005.

The $118,000 of interest capitalized on our administrative facility discussed above had a less than 1 basis point effect on the average cost of interest-bearing liabilities during the nine months ended December 31, 2005.

Provision for Loan and Lease Losses

We recorded a $3.1 million provision for loan and lease losses for the nine months ended December 31, 2005 compared to $2.7 million for the comparable period of 2004.  The increase in provision for loan and lease losses between the nine- month periods was primarily attributable to an increase in construction and land loans.  We will continue to monitor and modify the allowance for loan and lease losses based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Our total non-interest income was $21.8 million and $21.7 million for the nine months ended December 31, 2005 and 2004, respectively.  The increase was attributable to a $1.8 million increase in deposit and related fees and a $2.2 million increase in loan and servicing fees, partially offset by a $3.8 million reduction in gain on sales of securities.

Deposit and Related Fees

Deposit and related fees totaled $9.7 million for the nine months ended December 31, 2005, up $1.8 million or 23 percent from the comparable nine months in 2004. This increase reflects the continued growth in our transaction accounts.  The $1.8 million increase is principally comprised of the following:

  Monthly service charges and overdraft fees increased $1.4 million to $5.4 million for the nine months ended December 31, 2005.
  ATM fees increased $236,000 to $2.8 million for the nine months ended December 31, 2005.

Loan and Servicing Fees

Loan and servicing fees rose $2.2 million or 45 percent between the nine months ended December 31, 2005 and 2004 to $7.0 million.  The $2.2 million increase is comprised principally of the following items:

  Amortization of extension fees on construction loans increased $1.7 million to $3.1 million for the nine months ended December 31, 2005.
  Loan prepayment fees increased $732,000 to $1.8 million for the nine months ended December 31, 2005.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees were relatively flat at $3.3 million for the nine months ended December 31, 2005 and 2004.

Gain on Sale of Loans

The net gain on sale of loans was $134,000 on $12.7 million of principal sold for the nine months ended December 31, 2005 compared to a net gain of $260,000 on $26.0 million of principal sold for the same period last year.

Gain on Sale of Securities

Securities with a cost basis aggregating $392,500 and $3.2 million were sold during the nine months ended December 31, 2005 and 2004, respectively, generating gains on sales of $923,000 and $4.8 million, respectively.  The gain on sales for the nine months ended December 31, 2004 and 2005 consisted entirely of an investment in a single equity security and a hedge fund investment, the entire balances of which were sold prior to December 31, 2005.

Non-Interest Expense

Non-interest expense increased $1.8 million to $69.6 million for the nine months ended December 31, 2005 as compared to the same period last year.  G&A expense increased $1.8 million or 3 percent between the nine months ended December 31, 2005 and 2004 to $69.6 million.  Compensation and benefits expense accounted for approximately 47 percent of the increase in total G&A.  ESOP expense was $2.3 million for the nine months ended December 31, 2005, compared to $7.5 million for the comparable quarter of 2004, reflecting a reduction in the number of shares amortized for the nine months ended December 31, 2005, as compared to the same period last year.  The non-cash charge associated with our SERP was $553,000 for the nine months ended December 31, 2005, compared to $907,000 for the comparable period in 2004.

The ratio of G&A expense to average assets improved to 2.34%, on an annualized basis for the nine months ended December 31, 2005 compared to 2.38% for the comparable period of 2004.  Our efficiency ratio was 48.88% for the nine months ended December 31, 2005 compared to 50.66% for the comparable period of 2004.  Excluding gains on sales of securities, our efficiency ratios would have been 49.20% and 52.53% for the nine months ended December 31, 2005 and 2004, respectively.

Income Taxes

Our effective tax rates were 44.2 percent and 46.9 percent, respectively, for the nine months ended December 31, 2005 and 2004.  The reduction in our effective tax rate was attributable principally to the reduction in ESOP expense, a significant portion of which is non-deductible for income tax purposes.

Comparison of Financial Condition at December 31, 2005 and March 31, 2005

Total assets were $4.06 billion at December 31, 2005 compared to $3.91 billion at March 31, 2005.  Loans and leases receivable, net, totaled $3.53 billion at December 31, 2005, a $100.4 million increase from $3.43 billion at March 31, 2005.  The balance of the Four-Cs increased $167.5 million or 10 percent from $1.71 billion at March 31, 2005 to $1.88 billion at December 31, 2005.  These loan balances are shown net of undisbursed construction loan funds of $641.3 million and $554.5 million at December 31 and March 31, 2005, respectively.  These undisbursed balances represent funds that will be disbursed and begin earning interest as construction progresses on projects.

At December 31, 2005, the allowance for loan and lease losses was $33.8 million or 0.80% of gross loans and leases and 2,157% of non-accrual loans compared to $33.3 million or 0.83% of gross loans and leases and 273% of non-accrual loans at March 31, 2005.  The charge-off of the $2.1 million in connection with the transfer of our Murrieta construction loan to assets acquired through foreclosure, net, reduced the ratio of allowance for loan and lease losses to gross loans and leases by 5 basis points based on December 31, 2005 balances contributing to a reduction in that ratio from 0.82% at September 30, 2005 to 0.80% at December 31, 2005.  Assets classified "Substandard" and "Doubtful" under our Internal Asset Review ("IAR") system were $23.2 million and none, respectively at December 31, 2005 compared to $27.0 million and none, respectively at March 31, 2005.  The $23.2 million primarily consists of 27 commercial business loans totaling $13.4 million, four single-family loans totaling $804,000, a commercial real estate loan of $452,000, and the Murrieta asset acquired through foreclosure of $8.2 million.

The allowance for loan and lease losses is maintained at an amount management considers adequate to cover probable losses on loans and leases receivable. The determination of the adequacy of the allowance for loan and lease losses is influenced to a significant degree by the evaluation of the loan and lease portfolio by our IAR function.  The IAR system is designed to identify problem loans and leases and probable losses.  As the percentage of our loan and lease portfolio comprised by the Four-Cs has increased, the IAR function has become increasingly important not only for the timely and accurate identification of probable losses, but also to minimize our exposure to such losses through early intervention.  Among the factors taken into account by the IAR function in identifying probable losses and determining the adequacy of the allowance for loan and lease losses are the nature, level and severity of classified assets, historical loss experience adjusted for current economic conditions, and composition of the loan and lease portfolio by type.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses.  Such agencies may require the Bank to make additional provisions for loan and lease losses based upon information available at the time of the review.  We will continue to monitor and modify our allowance for loan and lease losses as economic conditions, loss experience, changes in asset quality, portfolio composition and other factors dictate.

The following table sets forth activity in our allowance for loan and leases losses.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Beginning balance	$34,482	$31,887	$33,302	$30,819
Provision for loan losses	1,875	1,030	3,095	2,694
Charge-offs	(2,553)	(268)	(2,721)	(992)
Recoveries	35	68	163	196
Ending balance	$33,839	$32,717	$33,839	$32,717

The charge-offs of $2.7 million for the nine months ended December 31, 2005 includes $2.1 million applicable to the construction loan moved to assets acquired through foreclosure.  The charge-offs of $992,000 for the nine months ended December 31, 2004 included $510,000 related to commercial business loans and $482,000 related to consumer loans.

Total liabilities increased $138.0 million to $3.71 billion at December 31, 2005 from $3.57 billion at March 31, 2005. Deposits increased $149.9 million or 5 percent to $2.89 billion or 78 percent of total liabilities at December 31, 2005 compared to $2.74 billion or 77 percent of total liabilities at March 31, 2005.  Since March 31, 2005, we have opened three new full service branches in Rancho Cucamonga, Riverside and Mira Loma, California bringing our total to 30 branches.  Reflecting a widening rate differential between certificate accounts and interest-bearing liquid accounts arising from increases in the general level of interest rates, core deposits decreased $40.4 million while certificates of deposits increased $190.3 million during the past nine months.  Non-interest bearing demand deposits increased $65.3 million or 23 percent during the past nine months to $346.6 million or 12 percent of total deposits at December 31, 2005.  The three branches opened during the past nine months have been open an average of approximately 7 months and have aggregate total deposits of $35.7 million as of December 31, 2005.

Total stockholders' equity increased $14.3 million to $351.2 million at December 31, 2005 compared to $336.9 million at March 31, 2005. The increase in total stockholders' equity was comprised principally of a $7.9 million increase in additional paid-in-capital and a $8.3 million increase in retained earnings, substantially restricted, partially offset by a $1.4 million increase in unearned stock based compensation and $454,000 increase in accumulated other comprehensive losses.

The $7.9 million increase in additional paid-in-capital reflects the following:

  A net increase of $9.3 million attributable to the exercise of 259,697 stock options, along with the associated tax benefit and the amortization of shares under our stock-based compensation plans,
  An increase of $2.3 million attributable to the issuance of 81,000 shares related to the 2004 Equity Incentive Plan,
  A decrease of $3.7 million representing the original issuance price of 783,960 shares of our common stock repurchased during the nine months ended December 31, 2005.

The $1.4 million net increase in unearned stock-based compensation is comprised of a $1.8 million increase related to the unearned portion of stock issued under the 2004 Equity Incentive Plan and a reduction of $352,000 related to amortization under the Company's stock based compensation plans.

The $8.3 million increase in retained earnings, substantially restricted, is comprised of:

  An increase of $38.9 million representing net earnings for the nine months ended December 31, 2005,
  A decrease of $19.6 million representing amounts paid in excess of the original issuance price for 783,960 shares of our common stock repurchased during the period; and
  A decrease of $11.0 million representing quarterly cash dividends of $0.15 per common share paid on June 24, September 30 and December 28, 2005 to shareholders of record as of June 10, September 10 and December 15, 2005.

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

The Office of Thrift Supervision has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.  Our internal policy is to seek to maintain at approximately three percent the ratio of cash and readily marketable debt securities with final maturities of one year or less to total deposits, FHLB advances and other borrowings maturing within one year (our "defined liquidity ratio").  In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity.  At December 31, 2005, our largest core deposit relationship was $28.6 million and our ten largest core deposit relationships aggregated $125.1 million.   At December 31, 2005, our defined liquidity ratio was 3.12% and our average defined liquidity ratio for the quarter ended December 31, 2005 was 3.33%.  At December 31, 2005, cash and short-term investments totaled $77.9 million.  As an additional component of liquidity management, we seek to maintain sufficient mortgage loan and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of the Bank's total assets.  At December 31, 2005, our immediate borrowing capacity from the FHLB was $333.7 million or 8 percent of the Bank's total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window.  As of December 31, 2005, our borrowing capacity at the Federal Reserve Bank was approximately $16.9 million.  We also have $11.1 million of immediate borrowing capacity at December 31, 2005, under commercial lines of credit at the Bancorp and DBS aggregating $25.0 million.

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

Net cash provided by operating activities was $63.8 million and $25.3 million for the nine months ended December 31, 2005 and 2004, respectively.  The increase in net cash provided by operating activities is primarily due to an increase in net earnings between the nine months ended December 31, 2004 and 2005, an increase in net deferred loan fees collected on loan originations, a net increase in interest payable, a decrease in income tax receivable, and an increase of assets acquired through foreclosure.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash used in investing activities was $136.9 million for the nine months ended December 31, 2005 compared to $218.4 million for the comparable period of the prior year.  The decrease in net cash used in investing activities during the nine months ended December 31, 2005 was attributable principally to a decrease in purchases of loans held-for-investment.  The generally lower yields on loans available for purchase as compared to internal originations along with the importance to us of having a customer relationship associated with the loans in our portfolio has prompted us to deemphasize loan purchases in favor of internal originations.  This strategic focus is also reflected in the increase in loan and lease originations.  The increase in purchases of property and equipment was primarily related to a $10.0 million purchase of a commercial office building in Rancho Cucamonga, California to be used for consolidating our administrative functions.  The net book value of that administrative building, land and capitalized costs is $10.4 million at December 31, 2005.

Cash flows provided by financing activities were $106.1 million for the nine months ended December 31, 2005 compared to $178.6 million for the comparable period of the prior year.  Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Our net increases in deposits were $149.9 million and $249.6 million for the nine months ended December 31, 2005 and 2004, respectively.  During the nine months ended December 31, 2005, we were able to decrease our use of FHLB advances and other borrowings by a net $40.5 million compared to a net decrease of $95.4 million for the comparable period of 2004.

At December 31, 2005, the Bank exceeded all of its regulatory capital requirements with tangible capital of $335.0 million, or 8.43% of adjusted total assets, which is above the required level of $59.6 million, or 1.5%; core capital of $335.0 million, or 8.43% of adjusted total assets, which is above the required level of $159.0 million, or 4.0%; and total risk-based capital of $367.0 million, or 11.28% of risk-weighted assets, which is above the required level of $260.3 million, or 8.0%.

We currently have no material contractual obligations or commitments for capital expenditures. At December 31, 2005, we had outstanding commitments to originate and purchase loans of $286.0 million and $10.4 million, respectively, compared to $167.8 million and none, respectively, at December 31, 2004.  Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  At December 31, 2005 and 2004, we had standby letters of credit of $40.8 million and $22.5 million, respectively.  We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2005 totaled $884.4 million.  We expect that we will retain a substantial portion of the funds from maturing certificates of deposit ("CDs") at maturity either in certificate or liquid accounts. The low interest rate environment through the early stages of fiscal 2005 resulted in a reduction in the differential between CDs and more liquid instruments such as money market accounts. Accordingly, a portion of our maturing CDs were reinvested by customers into more liquid accounts until such time as the rate differential between CDs and liquid accounts increased.  Increases in interest rates over the past year have eliminated this rate differential.  As a result, we have begun seeing and expect to continue to experience some shift of deposits back into CDs from liquid accounts. While we believe this change in customer preference will create an additional upward bias to our cost of deposits, we also believe that our continued growth in non-interest bearing and lower cost core deposits should mitigate some of the earnings pressure that will arise from the migration of interest-bearing core deposits into CDs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the nine months ended December 31, 2005.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of December 31, 2005, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
This table provides certain information with respect to our purchases of common stock during the quarter ended December 31, 2005.

	Common Stock Repurchased

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Shares Purchased Under Repurchase Program	Total Shares Remaining Under Repurchase Program (1) (3)

October 1, 2005 through October 31, 2005	-	$-	-	1,128,240
November 1, 2005 through November 30, 2005	23,830	$29.94	23,830	1,104,410
December 1, 2005 through December 31, 2005	150,100	$30.84	150,100	954,310

(1)  On January 26, 2005, our Board of Directors authorized the repurchase of 1,200,000 shares (adjusted  for the three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005 to shareholders of record on February 15, 2005).  During the quarter ended December 31, 2005, we repurchased 128,240 shares under that program. At October 1, 2005, 128,240 shares remained under that program.  On October 26, 2005 the Company's Board of Directors authorized the addition of 1.0 million shares to the 128,240 shares remaining under previous repurchase authorizations.

(2)  During quarter ended December 31, 2005 and 2004, we repurchased 173,930 and none of our common shares, respectively, at weighted average prices of $30.71.

(3)  At December 31, 2005, the maximum amount of our common shares that can be repurchased was 954,310 shares.

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

PFF BANCORP, INC.

DATED: February 9, 2006	BY: /s/ LARRY M. RINEHART
Larry M. Rinehart Chief Executive Officer and Director

DATED: February 9, 2006	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer