Form 10-K
period 2006-03-31
PFF BANCORP INC
filed 2006-06-14
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 001-16845

PFF BANCORP, INC.

(exact name of registrant as specified in its charter)

DELAWARE	95-4561623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

350 South Garey Avenue, Pomona, California 91766

(Address of principal executive offices)

Registrant’s telephone number, including area code: (909) 623-2323

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

Name of each exchange on which registered

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.    Yes  ☐    No  ☒.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2005 was $739,350,932, which was based upon the last sales price as quoted on the New York Stock Exchange on that date. The number of shares of common stock outstanding as of May 31, 2006: 24,493,472.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held September 12, 2006 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about July 28, 2006, are incorporated by reference in Part III hereof.

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements which may be identified by the use of such words as “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “planned,” “estimated” and “potential”. Forward-looking statements are subject to risks and uncertainties, including, but not limited to the following:

•	Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

•	An increase in loan prepayments may adversely affect our profitability.

•	Our construction loans are based upon estimates of costs and value associated with the completed project. These construction estimates could be inaccurate.

•	Our real estate lending also exposes us to the risk of environmental liabilities.

•	Negative events in certain geographic areas, particularly California, could adversely affect us.

•	We operate in a competitive environment with other financial institutions which could adversely affect our profitability.

•	We rely heavily on the proper functioning of our technology.

•	We are dependent upon the services of our management team.

•	Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

•	We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

These risks could cause our actual results for fiscal year 2007 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

As used throughout this report, the terms “we”, “our”, “us” or the “Company” refer to PFF Bancorp, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business.

General

PFF Bancorp, Inc. is a diversified financial services company headquartered in Pomona, California with consolidated assets of $4.34 billion, consolidated net loans and leases of $3.84 billion, consolidated deposits of $3.06 billion and consolidated shareholders’ equity of $363.7 million as of March 31, 2006. We conduct our business principally through our wholly-owned subsidiary, PFF Bank & Trust (the “Bank”), an institution with $4.25 billion in assets, and 30 full service banking branch offices located throughout Southern California. Additionally, our business includes Glencrest Investment Advisors, Inc. (“Glencrest”), a registered investment advisor (“RIA”). Glencrest provides wealth management and advisory services to high net worth individuals and businesses. In addition, our business includes Diversified Builder Services, Inc. (“DBS”) a provider of financing and consulting services to home builders and land developers. Glencrest has 3 offices located in Claremont, Irvine and Palm Desert, California and DBS has one office located in Claremont, California. Additionally, we own 100% of the common stock of two unconsolidated special purpose business trusts “PFF Bancorp Capital Trust I” and “PFF Bancorp Capital Trust II” created for the purpose of issuing capital securities. We are a unitary savings and loan holding company, and the Bank is a federal savings bank, which is subject to regulation by the Office of Thrift Supervision (the “OTS”) and the Federal Deposit Insurance Corporation (the “FDIC”). We have a fiscal year end of March 31.

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

We operate under a community banking business model. This business model focuses on the origination of commercial loans and leases, construction and land (primarily residential tract construction), commercial real estate and real estate equity based consumer loans (collectively the “Four-Cs”), and to a lesser degree, one-to-four family residential mortgages and multi-family residential loans. Our secondary marketing activities primarily involve the purchase of one-to-four family residential mortgages to supplement internal origination activities. To a lesser degree, we invest in mortgage-backed securities (“MBS”) and other investment securities (collectively “securities”).

Our revenues are derived principally from interest on our loans and leases, and to a lesser extent, fee income and interest and dividends on securities. Our primary sources of funds are:

•	Deposits,

•	Principal and interest payments on loans, leases and securities, and

•	Federal Home Loan Bank (“FHLB”) advances and other borrowings.

Scheduled payments on loans, leases and securities are a relatively stable source of funds, while prepayments on loans, leases, securities and deposit flows are subject to significant fluctuation. We engage in trust activities through our trust department and offer annuity and mutual fund non-deposit investment products and investment and asset management services through our subsidiaries.

Available Information and Internet Website

We maintain a website with the address www.pffbancorp.com. The information contained on our website is not included as a part of, or incorporated by reference into this Annual Report on Form 10-K. We invite you to visit our website to access, free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the “SEC”). Our corporate governance guidelines, as well as the charters of our Audit Committee, Nominating and Corporate Governance Committee and Employee Compensation and Benefits Committee, are also available on our website. In addition, you can write to us to obtain a free copy of any of this information at PFF Bancorp, 350 South Garey Avenue, Pomona, California 91766, Attn: Investor Relations.

Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, annual periodic and current reports, proxy statements and other forms must be filed with the SEC. We may also file additional SEC forms, when necessary. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street, N.E., Room 1580, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling (202) 551-8090.

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

During the fiscal year ended March 31, 2006 and 2005 our full service branch openings in Southern California were as follows:

Fiscal year ended March 31, 2006
Savings branch location	Opening date
Riverside	May 2005
Mira Loma	September 2005

Fiscal year ended March 31, 2005
Savings branch location	Opening date
Yucaipa	May 2004
Beaumont	November 2004
Foothill Crossing	March 2005

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

To compete with other financial institutions in our primary service area, the Bank relies principally upon the following:

• Local promotional activities;	• Regional advertising

• Extended hours on weekdays;	• Internet banking, and

• Saturday banking;	• our Internet website, located at www.pffbank.com.

Trust and Investment Advisory Activities

Through our trust operations, we have additional fiduciary responsibilities in our capacity as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not our assets and are not included in our balance sheet. See “Notes to Consolidated Financial Statements Note 21 — Trust Operations.” Pursuant to federal securities laws, the Bank operates with a RIA designation. During April 2002, as a part of our strategy to increase fee income associated with our wealth management and advisory services, we formed Glencrest as our wholly-owned subsidiary. In addition to providing investment advice to independent third parties, Glencrest provides investment advisory services to the Bank for which it is paid a fee. The Bank’s trust department provides fee based custody services for Glencrest. The positioning of Glencrest, as an entity with an identity separate and distinct from the Bank, enables Glencrest to more effectively market its advisory services to higher net worth individuals and institutions. Trust, investment and insurance fee income for the years ended March 31, 2006, 2005, and 2004 was $4.6 million, $4.4 million, and $3.8 million, respectively.

Lending Activities

Unless otherwise noted, the qualitative discussion of lending activities included herein refers to the Bank. We also engage in certain limited lending activities through DBS, which are discussed separately under “Subsidiary Activities-DBS”. All quantitative data presented in this section includes the accounts of the Bank and DBS.

Loan and Lease Portfolio Composition. At March 31, 2006, we had total gross loans and leases outstanding of $4.48 billion, of which $1.52 billion or 34% were one-to-four family residential mortgage loans. The remainder of the portfolio consisted of $1.61 billion of construction and land loans, or 36% of total gross loans and leases; $611.2 million of commercial real estate loans, or 14% of total gross loans and leases; consumer loans of $281.5 million, or 6% of total gross loans and leases; commercial business loans and leases of $264.2 million or 6% of total gross loans and leases; and $188.3 million of multi-family mortgage loans, or 4% of total gross loans and leases. At March 31, 2006, approximately $4.14 billion or 92% of our total gross loans and leases had adjustable interest rates in accordance with the following table:

Repricing Characteristic	Balance	Percent of Gross Loans and Leases
	(Dollars in thousands)
Adjustable Rates
Constant Maturity Treasury (“CMT”)	$1,391,316	31%
Wall Street Journal Prime (“Prime”)	1,841,109	41
11th District Cost of Funds (“COFI”)	549,528	12
PFF Bank & Trust Base Rate (1)	119,323	3
Various other indices	240,473	5

Total Adjustable	4,141,749	92
Fixed Rates	334,943	8

Total gross loans and leases	$4,476,692	100%

(1)	Approximates Prime

Our portfolio of adjustable rate loans and leases included approximately $1.41 billion of loans (32% of total gross loans and leases) whose rates are fixed for an initial term of three to seven years prior to transitioning to a semi-annual or annually adjustable rate loan (“hybrid ARMs”). Our hybrid ARMs are primarily indexed to the one year CMT.

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

	At March 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential:
One-to-four family (1)	$1,523,367	34.0%	$1,616,144	40.2%	$1,706,389	46.3%	$1,402,621	44.8%	$1,399,525	49.8%
Multi-family	188,257	4.2	138,417	3.4	92,247	2.5	70,544	2.3	77,963	2.8
Commercial real estate	611,247	13.7	520,912	13.0	473,381	12.9	396,776	12.7	309,347	11.0
Construction and land	1,608,165	35.9	1,311,315	32.6	1,077,630	29.2	948,993	30.3	711,637	25.3
Commercial loans and leases	264,168	5.9	197,956	4.9	158,391	4.3	149,232	4.8	155,589	5.5
Consumer	281,488	6.3	237,032	5.9	177,805	4.8	160,499	5.1	158,120	5.6

Total loans and leases, gross	4,476,692	100.0%	4,021,776	100.0%	3,685,843	100.0%	3,128,665	100.0%	2,812,181	100.0%

Undisbursed loan funds	(596,198)		(554,497)		(504,868)		(405,908)		(288,231)

Net premiums on loans and leases	2,310		3,085		5,940		4,018		3,594
Deferred loan and lease origination fees, net	(5,104)		(4,052)		(4,659)		(3,377)		(1,412)
Allowance for loan and lease losses	(37,126)		(33,302)		(30,819)		(31,121)		(31,359)

Total loans and leases, net	3,840,574		3,433,010		3,151,437		2,692,277		2,494,773
Less: Loans held for sale	(795)		(1,466)		(2,119)		(3,327)		(106)

Loans and leases receivable, net	$3,839,779		$3,431,544		$3,149,318		$2,688,950		$2,494,667

(1)	Includes loans held for sale

Loan and Lease Maturity. The following table shows the contractual maturity of our loan and lease portfolio at March 31, 2006.

	At March 31, 2006
	One-to- Four Family (1)	Multi- Family	Commercial Real Estate	Construction and Land	Commercial Loans and Leases	Consumer	Total Loans and Leases Receivable
	(Dollars in thousands)
Amounts due:
One year or less	$6,805	347	6,180	1,366,020	146,267	10,140	1,535,759
After one year:
More than one year to three years	614	105	12,636	235,387	41,304	1,704	291,750
More than three years to five years	568	1,405	33,975	155	47,750	567	84,420
More than five years to ten years	9,597	36,965	488,370	102	28,075	2,802	565,911
More than ten years to twenty years	129,982	24,782	59,101	—	772	259,765	474,402
More than twenty years	1,375,801	124,653	10,985	6,501	—	6,510	1,524,450

Total due after March 31, 2007	1,516,562	187,910	605,067	242,145	117,901	271,348	2,940,933

Total amount due	1,523,367	188,257	611,247	1,608,165	264,168	281,488	4,476,692
Add (Less):
Undisbursed loan funds	—	—	—	(596,198)	—	—	(596,198)
Net premiums on loans and leases	1,454	677	164	—	—	15	2,310
Deferred loan origination fees, net	2,199	(329)	(1,541)	(9,414)	(810)	4,791	(5,104)
Allowance for loan and lease losses	(679)	(502)	(1,613)	(21,118)	(12,242)	(972)	(37,126)

Total loans and leases, net	1,526,341	188,103	608,257	981,435	251,116	285,322	3,840,574
Loans held for sale	(795)	—	—	—	—	—	(795)

Loans and leases receivable, net	$1,525,546	188,103	608,257	981,435	251,116	285,322	3,839,779

(1)	Includes loans held for sale

The following table sets forth at March 31, 2006, the dollar amount of total gross loans and leases receivable contractually due after March 31, 2007, and whether such loans and leases have fixed or adjustable interest rates.

	Due after March 31, 2007
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential:
One-to-four family (1)	$98,949	1,417,613	1,516,562
Multi-family	4,585	183,325	187,910
Commercial real estate	60,839	544,228	605,067
Construction and land	—	242,145	242,145
Commercial loans and leases	47,466	70,435	117,901
Consumer	108,633	162,715	271,348

Total gross loans and leases receivable	$320,472	2,620,461	2,940,933

(1)	Includes loans held for sale.

Origination, Sale, Servicing and Purchase of Loans and Leases. Our lending activities are conducted primarily by loan representatives through our 30 full service branch offices, our loan origination center in Rancho Cucamonga, California, a regional lending office in Sacramento, California and approved wholesale brokers. We originate one-to-four family first trust deed residential mortgages through brokers and internal sources while maintaining a greater focus on the origination of the Four-Cs. We also originate real estate equity-based consumer loans through wholesale brokers. All loans and leases we originate, either through internal sources or through wholesale brokers, are underwritten pursuant to our internal policies and procedures. We originate both adjustable-rate and fixed-rate loans and leases. Our ability to originate loans and leases is influenced by general economic conditions affecting housing, business and consumer activities as well as the relative customer demand for fixed-rate or adjustable-rate loans and leases, which is affected by the current and expected future levels of interest rates.

Loan and lease originations were $2.82 billion for the fiscal year ended March 31, 2006 (“fiscal 2006”) compared to $2.46 billion for the fiscal year ended March 31, 2005 (“fiscal 2005”). Originations of the Four-Cs aggregated $2.38 billion or 85% of total originations for fiscal 2006 compared to $2.07 billion or 84% of total originations for fiscal 2005. Our emphasis on the Four-Cs is also reflected in the $456.2 million of growth in that segment of the loan portfolio (net of undisbursed loan funds) compared to $330.4 million during fiscal 2005. Reflecting the rising interest rate environment, the weighted average initial contract rate on total originations was 7.04% for fiscal 2006, compared to 5.83% for fiscal 2005.

It is our general policy to sell substantially all of the 15 and 30-year fixed-rate mortgage loans that we originate and retain substantially all of the adjustable-rate mortgage loans and leases that we originate. We generally retain servicing of the loans sold. At March 31, 2006, we were servicing $99.2 million of loans for others. See “Loan Servicing.” When loans are sold on a servicing retained basis, we record gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights (“MSR”) when loans are sold with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. MSR’s are included in the financial statements in the category “Prepaid expenses and other assets.” We had a MSR asset of $283,000 as of March 31, 2006, compared to $307,000 at March 31, 2005. MSR impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. Impairment losses of $47,000, $96,000 and $126,000 were recorded during the fiscal years ended March 31, 2006, 2005 and 2004, respectively. At March 31, 2006, we had $795,000 of mortgage loans categorized as held for sale consisting of fixed-rate one-to-four family residential mortgage loans.

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

The following table sets forth our loan and lease originations, purchases, sales and principal payments for the periods indicated.

	For the Years Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Beginning balance (1)	$3,433,010	3,151,437	2,692,277
Loans and leases originated:
One-to-four family	387,282	345,999	334,051
Multi-family	47,329	46,021	15,871
Commercial real estate	265,950	164,294	168,562
Construction and land	1,381,762	1,362,879	1,254,181
Commercial loans and leases	481,341	294,575	229,221
Consumer	254,437	243,418	164,752

Total loans and leases originated	2,818,101	2,457,186	2,166,638
Loans purchased	47,209	287,438	787,751

Sub-total	6,298,320	5,896,061	5,646,666
Less:
Principal payments	(2,383,292)	(2,378,122)	(2,349,947)
Sales of loans	(16,227)	(30,670)	(42,209)
Transfer to assets acquired through foreclosure and loans charged-off	(10,560)	(501)	(4,890)
Change in undisbursed loan funds	(41,701)	(49,629)	(98,959)
Change in allowance for loan and lease losses	(3,824)	(2,483)	302
Other (2)	(2,142)	(1,646)	474

Total loans and leases	3,840,574	3,433,010	3,151,437
Loans held for sale, net	(795)	(1,466)	(2,119)

Ending balance loans and leases receivable, net	$3,839,779	3,431,544	3,149,318

(1)	Includes loans held for sale.
(2)	Includes net capitalization of fees and amortization of premium or accretion of discount on loans and leases.

One-to-Four Family Residential Mortgage Lending. The majority of our one-to-four family residential mortgage originations are concentrated in our primary market area. Loan originations are obtained from our loan representatives and their contacts with the local real estate industry, existing or past customers and members of the local communities. We currently offer a number of adjustable-rate mortgage loan programs with interest rates that adjust monthly, semi-annually or annually. We also offer hybrid ARMs whose initial rates are generally fixed for a period of three to seven years prior to transitioning to a semi-annual or annual adjustable rate loan. A portion of our adjustable-rate mortgage loans have introductory terms below the fully indexed rate. In underwriting such loans, we qualify the borrowers based upon the fully indexed rate. At the end of the introductory period, such loans will adjust monthly, semi-annually or annually according to their terms. Our adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. We currently have a number of mortgage loan programs that may be subject to negative amortization. Negative amortization involves a greater risk because during a period of higher interest rates the loan principal may increase above the amount originally advanced, which may increase the risk of default. However, we believe that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules. At March 31, 2006, the outstanding principal balances of loans subject to negative amortization totaled $424.2 million, (including $66.1 million of loans serviced by others in which we have purchased a participating interest) or 28% of total one-to-four family residential mortgage loans. At March 31, 2006, the total outstanding negative amortization on these loans was $1.2 million. The negative amortization is generally capped at 110% of the original loan amount. At March 31, 2006, loans with original maturities of over 30 years totaled $34.9 million.

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

At March 31, 2006, our one-to-four family residential mortgage loans totaled $1.52 billion. Of the $1.52 billion, 19% or $284.8 million were loans secured by non-owner-occupied investment properties and 9% or $131.9 million were loans secured by owner-occupied second homes. At March 31, 2006, 27% of our one-to-four family loans were adjustable-rate indexed to COFI, 59% were indexed to the one-year CMT, 7% were fixed rate and the remaining 7% were indexed to various other indices.

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

Our multi-family loan portfolio at March 31, 2006, was comprised of 230 loans aggregating $188.3 million for an average loan size of $819,000. At March 31, 2006, 60% of our multi-family loans were adjustable-rate indexed to COFI, 29% were indexed to the one-year CMT, 2% were fixed rate and the remaining 9% were indexed to various other indices. Our largest multi-family loan at March 31, 2006, had an outstanding balance of $11.7 million and is secured by a 160-unit town home development located in Sparks, Nevada. Our ten largest multi-family loans at March 31, 2006, aggregated $46.3 million.

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

At March 31, 2006, our commercial real estate loan portfolio was comprised of 493 loans aggregating $611.2 million, for an average loan size of $1.2 million. At March 31, 2006, 73% of these loans were indexed to the one-year CMT, 4% were indexed to COFI, 9% were indexed to the Monthly Average U.S. Treasury, 3% were indexed to Prime, 10% were fixed rate and 1% were indexed to various other indices. The largest commercial real estate loan in our portfolio at March 31, 2006 was $16.3 million and is secured by three multi-tenant retail/office buildings located in La Jolla, California. Our ten largest commercial real estate loans at March 31, 2006, aggregated $101.6 million.

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

We have expanded, on a selective basis, construction lending to western states other than California. Such expansion has been undertaken with developers with whom we have had long-term lending relationships. As of March 31, 2006, we had 11 construction loans outstanding for development of residential properties located in Nevada, Utah and Arizona totaling $62.8 million, $27.8 million of which was disbursed, with the remainder of our construction loans for development of real estate located in California. The largest credit exposure in the construction loan portfolio as of March 31, 2006 consists of a $39.0 million loan for the construction of converting a 126 unit apartment complex into condominiums in Glendale, California. The disbursed balance of this loan at March 31, 2006, was $29.7 million. Our ten largest construction loans at March 31, 2006, aggregated $245.4 million, $147.8 million of which was disbursed. The largest land loan in our portfolio at March 31, 2006 was a $26.7 million loan for land acquisition in Murrieta, California, which is secured by 248 acres of land which is part of a planned single-family housing community. The disbursed balance on this land loan at March 31, 2006 was $9.9 million. Our ten largest land loans at March 31, 2006 aggregated $107.2 million, $74.5 million of which was disbursed. At March 31, 2006, our construction and land loan portfolio was comprised of 328 loans aggregating $1.61 billion, for an average loan size of $4.9 million. At March 31, 2006, $1.01 billion or 63% of the total construction and land loan portfolio was disbursed. At March 31, 2006, the aggregate balance of loans for the construction of properties other than one-to-four family residences was $231.8 million or 5% of total gross loans and leases, $152.3 million of which was disbursed. The aggregate balance of land loans was $331.5 million or 7% of total gross loans and leases, $248.6 million of which was disbursed.

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

As of March 31, 2006, our total commercial loan and lease portfolio was comprised of 1,122 credits with commitments aggregating $430.0 million, of which $264.2 million or 6% of total gross loans and leases were outstanding. At March 31, 2006, 44% of the commercial loans outstanding were indexed to the PFF Bank & Trust Base Rate (which approximates Prime), 23% were indexed to Prime and 13% were indexed to other indices. The remaining 20% were fixed rate. At March 31, 2006, the largest amount of commercial loans outstanding to one borrower was $43.4 million to a company that forms and operates professional services partnerships. The loans to this borrower are secured by the underlying property and equipment of the businesses. The second largest extension of commercial credits to one borrower was $29.4 million to a company which invests funds received from accredited investors in loans secured by real estate to real estate developers. The loans to this borrower are secured by an assignment of recorded notes and deeds of trust on various real estate properties. Our ten largest commercial credits at March 31, 2006 aggregated $95.5 million.

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

Leases. We offer lease products that are, at the present time, originated on our behalf by leasing companies and either funded directly by us or purchased from the leasing companies subsequent to funding. In these transactions we recognize income using the effective interest method applied to the amount we pay for the lease. Each of these transactions must satisfy our underwriting standards for creditworthiness. The originating leasing company remains the legal owner of the leased equipment and pledges its legal interest in the equipment to further secure the transaction. At March 31, 2006, our lease portfolio was comprised of 91 leases, aggregating $6.2 million, for an average lease size of $68,000.

The following table presents a by-industry breakdown of our commercial lending and leasing portfolio at March 31, 2006.

Industry	Balance Outstanding	Percent of Total Balance Outstanding	Total Commitment	Number of Loans and Leases	Average Balance Outstanding	Largest Single Commitment
	(Dollars in thousands)
Real estate, rental and leasing	$118,075	45%	$186,732	210	$562	$29,916
Finance and insurance	18,533	7	28,229	193	96	5,500
Construction	57,449	22	118,029	251	229	6,000
Professional, scientific and technical services	23,313	9	33,852	164	142	15,463
Manufacturing	7,143	2	7,996	92	78	1,000
Wholesale trade	5,931	2	9,243	62	96	1,750
Retail trade	3,136	1	5,664	69	45	600
Health care and social assistance	13,953	5	21,068	127	110	2,000
Transportation, communication and utilities	1,312	<1	1,649	50	26	179
Other services	15,323	6	17,582	156	98	7,000

Total	$264,168	100%	$430,044	1,374

Consumer. We offer both fixed-rate equity loans and adjustable rate equity lines of credit secured by one-to-four family residences made primarily on properties located in our primary market area. Loan originations are generated by our loan representatives and approved mortgage brokers. The majority of consumer loans are underwritten and approved on the basis of the applicant’s ability to pay, as well as past credit history. A lien on the property is generally taken as an abundance of caution.

The equity lines of credit we offer generally have introductory terms below the fully indexed rate. At the end of the introductory period, the lines of credit will adjust monthly based on changes in the Prime rate. These lines of credit provide for overall caps/floors on the increase/decrease in interest rates over the life of the loan.

Our policy is to originate equity loans and lines of credit up to 100% of the appraised value of the property securing the loan. Loans secured by a second lien on property and with higher loan-to-value ratios are generally considered to involve a higher degree of credit risk than loans secured by a first lien position or with a lower loan to value ratio. These loans are priced to reflect these higher risks. Up to April 2004, we also originated a limited number of equity loans with loan-to-value ratios up to 125%. These loans were originated for the secondary market and all of the originations were sold upon funding to a third party investor. During April 2004, we determined that these high loan-to-value activities were inconsistent with our community banking business model and we closed the lending office that originated such loans. During the fiscal years ended March 31, 2006, 2005 and 2004, that lending office generated total revenue of zero, $24,000 and $438,000, respectively and incurred total operating expenses of zero, $88,000 and $411,000, respectively.

At March 31, 2006, our total consumer loan portfolio was $281.5 million, composed of $198.7 million in home equity lines of credit and $82.8 million in secured and unsecured personal loans and lines of credit. At March 31, 2006, 59% of these loans were indexed to Prime, 39% were fixed rate, 1% were indexed to COFI and 1% were indexed to various other indices.

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

The Bank will not make loans and leases to one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans and leases to one borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus. At March 31, 2006, the Bank’s limit on loans and leases to one borrower was $57.7 million. At March 31, 2006, the Bank’s largest credit exposure to one borrower was $55.2 million comprised of 7 construction loans on 7 separate projects. The Bank’s ten largest borrowers account for 308 loans aggregating $450.6 million.

Loan Servicing. During the normal course of business, we originate and service loans. Additionally, we also sell loans or participating interests in loans to others, which we also continue to service. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain borrower insurance and tax payments are made and generally administering the loans. All of the loans currently being serviced for others are loans that we have sold. At March 31, 2006, we were servicing $99.2 million of loans for others. We do not purchase servicing rights related to mortgage loans originated by other institutions.

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

The Internal Asset Review Department (“IARD”) conducts independent reviews to evaluate the credit risk and quality of our assets. The IARD reports to the Internal Asset Review Committee (“IARC”). The IARC is chaired by the IAR Manager and includes the Bank’s Credit Risk Officer, General Counsel, Controller, Chief Appraiser, and Loan Service Manager. The Bank’s Chief Executive Officer, Chief Lending Officer attend as non-voting members. The IARC meets quarterly to review the recommendations from the IARD for asset classifications and valuation allowances. The IARD reports quarterly to the LOARC regarding overall asset quality, the adequacy of valuation allowances, and adherence to policies and procedures regarding asset classification and valuation.

IARD adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover asset losses. Our asset monitoring process includes the use of asset classifications to segregate the assets, primarily loans, leases and real estate, into various risk categories. We use the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using an eight-grade system to classify assets. The current grades are: Pass 1; Pass 2; Pass 3; Pass 4; Special Mention; Substandard; Doubtful; and Loss. Substandard, Doubtful, and Loss assets are considered “classified assets” for regulatory purposes.

A brief description of these grades follows:

•	The four Pass classification grades represent a level of credit quality, which ranges from no well-defined deficiency or weakness to some noted weakness, yet risk of default is expected to be remote.

•	A Special Mention asset does not currently expose us to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management’s close attention.

•	Substandard assets have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

•	An asset classified Doubtful has all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Doubtful is considered to be a temporary classification until resolution of pending weakness issues enables the potential for loss to be more clearly evaluated.

•	That portion of an asset classified Loss is considered uncollectible and of so little value that its continuance as an asset is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value, but rather it is not reasonable to defer charging off all or that portion of the asset deemed uncollectible even though partial recovery may be effected in the future.

The total ALLL is comprised of specific and general valuation allowances:

•	Specific valuation allowances (“SVA”): A loan or lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When we determine that a loss is probable, an SVA is established for the amount of the loss by determining the difference between our recorded investment in the loan and estimated fair value or net realizable value of the underlying collateral. If the loan is determined to be “troubled collateral dependent” the fair value of the collateral is used to determine the SVA.

•	General valuation allowance (“GVA”): This element takes into consideration losses that are imbedded within the portfolio but have not yet been realized. The total GVA estimate involves a high degree of management judgment based upon many considerations. The process involves the segregation of the loan and lease portfolio by type and assigned classification grade. Loss factors applied to each portfolio segment are estimated based upon actual loss experience, current trends, and other considerations. This process excludes loans for which specific valuation allowances have been established.

The table below summarizes the ranges of these probable loss factors for each of our loan categories.

	Probable Loss Factors (basis points)
Loan Type	Pass	Special Mention	Substandard	Doubtful
One-to-four family	4-229	150-1500	300-2,500	5,000
Multi-family	2-103	200	500	5,000
Commercial real estate	3-132	300	600	5,000
Construction and land	4-161	500	1,200	5,000
Commercial loans and leases	13-350	600-700	1,350-1,550	5,000
Consumer	225-1,000	2,000	4,000	5,000

The GVA also includes an allocation for large borrower risk. We have a number of borrowers who, individually or in the aggregate, have large lending relationships with us – defined as aggregating $10.0 million or more for construction loans and $5.0 million or more for commercial business loans. Large borrower risk for other loan portfolios (i.e. commercial real estate and multifamily) is determined to be negligible as we have a very limited number of large borrower relationships (i.e. $10 million or more). Because of the risk inherent in large lending relationships, if one loan should default or show material weaknesses it can adversely affect the borrower’s ability to perform on other indebtedness to us. Utilizing the above aggregate balance thresholds for the March 31, 2006, ALLL analysis, we had 49 construction loan borrowers with aggregate committed balances averaging $25.4 million per borrower and 16 commercial business borrowers with aggregate outstanding balances averaging $14.3 million per borrower. Based upon the inherent loss potential from such concentrations of loans to individual borrowers, we judgmentally applied a probable loss factor to these multiple borrower relationships in determining an appropriate level of GVA. This methodology resulted in the inclusion of $8.3 million applicable to large borrower risk in our March 31, 2006 ALLL.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

	For the Year Ended March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Beginning balance	$33,302	30,819	31,121	31,359	31,022
Provision for loan and lease losses	6,395	2,654	2,725	4,840	5,000
Charge-offs:
Real estate:
One-to-four family	(106)	—	(194)	(69)	(78)
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	(2,100)	—	—	—	(3,012)
Commercial loans and leases	(177)	(532)	(3,584)	(4,978)	(612)
Consumer	(513)	(510)	(489)	(692)	(1,069)

Total	(2,896)	(1,042)	(4,267)	(5,739)	(4,771)
Recoveries	325	871	1,240	661	108

Ending balance	$37,126	33,302	30,819	31,121	31,359

Allowance for loan and lease losses as a percent of gross loans and leases	0.83%	0.83	0.84	0.99	1.11
Net charge-offs to average gross loans and leases outstanding	0.06%	0.01	0.09	0.19	0.17
Non-performing loans as a percent of gross loans and leases	0.03%	0.30	0.37	0.59	0.16

The probable loss exposure on the Four-Cs generally exceeds that of the residential mortgage portfolios. As a result, if the level of probable losses were to remain constant between periods for all segments of the portfolio, the increases we have achieved in the proportion of the portfolio comprised by the Four-Cs would be expected to result in an increase in the ratio of allowance for loan and lease losses to gross loans. However, based upon the following factors, we have reduced the probable loss rates used in determining the GVA:

•	Lower historical loss experience as reflected by a reduction in the ratio of net charge-offs to average gross loans and leases outstanding from 0.09% for fiscal 2004 to 0.01% and 0.06% for fiscal 2005 and 2006, respectively. Excluding the $2.1 million charge-off associated with a residential construction loan discussed below under Non-accrual, TDR’s and Past Due Loans, the charge-off ratio for fiscal 2006 would have been 0.01%.

•	An improvement in the ratio of non-performing loans as a percent of gross loans and leases from 0.37% at March 31, 2004 to 0.30% and 0.03% at March 31, 2005 and 2006, respectively.

•	An improvement in classified assets from $27.0 million, net of specific allowance of $2.8 million at March 31, 2005 to $16.6 million, net of specific allowance of $27,000 at March 31, 2006.

•	Improvement in overall current economic conditions, particularly in the regions in which our lending operations are focused.

As a result, the ratio of allowance for loan and lease losses as a percent of gross loans and leases has decreased from 0.84% at March 31, 2004 to 0.83% for both March 31, 2005 and 2006, respectively. We will continue to monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition and other factors.

In determining the amount of the GVA, we stratify our loan portfolio into approximately 100 segments based upon factors such as loan type and internal classification. Each of these segments is assigned a separate probable loss factor.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS who can order the establishment of additional loss allowances. The OTS in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLL. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. The policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish an acceptable allowance evaluation process that meets the objectives set forth in the policy statement. While the Bank believes that it has established an adequate ALLL, there can be no assurance that regulators, in reviewing the Bank’s loan and lease portfolio, will not request the Bank to materially increase its ALLL, thereby negatively affecting the Bank’s financial condition and earnings. Although management believes that an adequate ALLL has been established, further additions to the level of ALLL may become necessary.

Management reviews and classifies our assets monthly and reports the results of its review to the Board of Directors. We classify assets in accordance with the management guidelines described above. Foreclosed assets are classified as Substandard. We utilize an internal appraisal staff and Board approved independent appraisers to conduct appraisals at the time of foreclosure and subsequent appraisals on assets on a periodic basis. Qualified personnel are also utilized for annual property inspections on all income producing real properties securing a loan balance over $4.0 million and other specified properties. Property inspections are intended to provide updated information concerning occupancy, maintenance, current rent levels, and changes in market conditions.

At March 31, 2006 and 2005, assets criticized as Special Mention aggregated $52.1 million and $24.1 million, respectively, on which there were no SVAs. The main components of assets criticized as Special Mention at March 31, 2006 were 2 commercial business loans with balances outstanding totaling $30.0 million.

At March 31, 2006, assets classified substandard aggregated $16.6 million, net of specific allowances of $27,000, compared to $27.0 million, net of specific allowances of $2.8 million at March 31, 2005. At March 31, 2006 and 2005, there were no assets classified as Doubtful or Loss.

Our present policy is generally to continue to classify a troubled-debt restructured (“TDR”) loan as Substandard until the asset has performed at normal contract terms for a period of six to twelve months. Where there has been a forgiveness of principal or interest, a sub-market interest rate granted, or a substantial lengthening of the loan term due to credit or collateral weaknesses, the loan is generally considered a TDR. Although the regional economy, in general, was strong during fiscal 2006, we continued to utilize early intervention and flexibility in restructuring some troubled loans with borrowers rather than foreclosing on the underlying properties. See “Non-Accrual, TDRs and Past-Due Loans.”

The composition of assets classified Substandard at March 31, 2006 and 2005 is set forth on the following page.

	At March 31, 2006
	Loans and Leases			Foreclosed Assets			Total Substandard Assets
	Gross Balance	Net Balance (1)	Number of Loans and Leases	Gross Balance	Net Balance (1)	Number of Loans	Gross Balance	Net Balance (1)	Number of Loans and Leases
	(Dollars in thousands)
Real estate:
Residential:
One-to-four family	$595	$595	4	$—	$—	—	$595	$595	4
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Construction and land	—	—	—	8,728	8,728	1	8,728	8,728	1

Sub-total	595	595	4	8,728	8,728	1	9,323	9,323	5
Commercial loans and leases	7,212	7,184	35	—	—	—	7,212	7,184	35
Consumer	114	114	8	—	—	—	114	114	8

Total	$7,921	$7,893	47	$8,728	$8,728	1	$16,649	$16,621	48

	At March 31, 2005
	Loans and Leases			Foreclosed Assets			Total Substandard Assets
	Gross Balance	Net Balance (1)	Number of Loans and Leases	Gross Balance	Net Balance (1)	Number of Loans	Gross Balance	Net Balance (1)	Number of Loans and Leases
	(Dollars in thousands)
Real Estate:
Residential:
One-to-four family	$1,738	$1,702	8	$—	$—	—	$1,738	$1,702	8
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Construction and land	9,977	7,227	1	—	—	—	9,977	7,227	1

Sub-total	11,715	8,929	9	—	—	—	11,715	8,929	9
Commercial loans and leases	17,834	17,800	26	—	—	—	17,834	17,800	26
Consumer	273	273	11	—	—	—	273	273	11

Total	$29,822	$27,002	46	$—	$—	—	$29,822	$27,002	46

(1)	Net balances are reduced for specific loss allowances established against substandard loans, leases and foreclosed assets.

Non-Accrual, TDRs and Past-Due Loans. The following table sets forth information regarding non-accrual loans and leases, assets acquired in foreclosure and TDR loans. There were three leases totaling $79,000 that were on non-accrual status at March 31, 2006.

Non-accrual loans and leases totaled $1.1 million or 0.03 percent of gross loans at March 31, 2006 as compared to $12.2 million or 0.30 percent of gross loans at March 31, 2005. There are no loans that are greater than $1.0 million that are classified as non-accrual loans and leases.

During the year ended March 31, 2006, we were successful in having a receiver appointed to oversee the completion of a 20 home development in Murrieta, California on which we had a loan of $10.3 million and a specific valuation allowance of $2.1 million. This loan had been on non-accrual status since July 2002 when a dispute arose between the developer and the third party equity provider. Upon appointment of the receiver, the $2.1 million specific valuation allowance was charged-off and the resulting $8.2 million net loan balance was transferred to assets acquired through foreclosure, net. Subsequent to the transfer of the 20 home development project to assets acquired through foreclosure, we capitalized $525,000 of advances on the property. At March 31, 2006, the carrying value of the 20 home development project, classified in assets acquired through foreclosure, net, totaled $8.7 million. This transfer to assets acquired through foreclosure reduced our ratio of non-performing loans to gross loans and leases by 19 basis points, based on March 31, 2006 balances. At March 31, 2006, that ratio is 0.03 percent compared to 0.30 percent at March 31, 2005. The project is expected to be completed during calendar 2006 at no additional loss to the Company. Fifteen of the twenty homes were pre-sold prior to the commencement of initial construction and remain in that status.

It is our policy to cease accruing and to establish an allowance for all previously accrued but unpaid interest on loans and leases 90 days or more past due. For the years ended March 31, 2006, 2005, 2004, 2003 and 2002, the amount of interest income that would have been recognized on non-accrual loans and leases, if such loans had continued to perform in accordance with their contractual terms, was $581,000, $788,000, $939,000, $1.0 million and $330,000, respectively, none of which was recognized.

During the years ended March 31, 2006 and 2005, our average investment in impaired loans and leases was $7.6 million and $13.6 million, respectively. Interest income recorded under the accrual method during these periods was $139,000 and $302,000, respectively.

As of March 31, 2006, we had no other loans, with respect to known information concerning possible credit problems with the borrowers or cash flows of the properties securing the respective loans, that would cause management to be concerned about the ability of the borrowers to comply with present loan repayment terms and which may be included in the non-accrual loan category in the future.

The following table sets forth the non-accrual loans and leases, foreclosed assets, classified assets and TDRs in our loan portfolio as of the dates indicated.

	At March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans and leases:
Residential real estate:
One-to-four family	$595	1,738	1,728	2,776	3,049
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	285
Construction and land (3) (4)	—	9,977	9,811	11,680	—
Commercial business loans and leases (4) (6)	421	216	1,644	3,513	65
Consumer	114	273	453	603	1,095

Total	1,130	12,204	13,636	18,572	4,494
Foreclosed assets, net (1)	8,728	—	683	75	507

Non-performing assets	$9,858	12,204	14,319	18,647	5,001

Performing TDR loans, net (3) (5)	$—	2,150	2,688	3,729	27,941

Non-performing TDR loans, net (4) (5)	$—	7,227	7,388	—	—

Classified assets, gross (7)	$21,537	31,505	34,620	43,099	74,904
Allowance for loan and lease losses as a percent of gross loans and leases receivable	0.83%	0.83	0.84	0.99	1.11
Allowance for loan and lease losses as a percent of total non-performing loans (2)	3,285.49	272.88	226.01	167.57	697.80
Non-performing loans as a percent of gross loans and leases receivable (2)	0.03	0.30	0.37	0.59	0.16
Non-performing assets as a percent of total assets (2)	0.23	0.31	0.39	0.59	0.16

(1)	Foreclosed asset balances are shown net of related charge-offs.
(2)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans and leases.
(3)	At March 31, 2002, the $27.9 million in performing TDRs represents a 296 unit construction loan on a residential development project, located in Castaic, California. At March 31, 2003, the $3.7 million in performing TDRs represents the remaining balance on the 296 unit construction loan on the residential development project, located in Castaic, California. At March 31, 2004, the $2.7 million in performing TDRs represents two commercial business loans totaling $4.1 million, net of SVA’s of $1.5 million and a second mortgage on a single-family residential home totaling $43,000, net of an SVA of $24,000. At March 31, 2005, the $2.1 million in performing TDR’s represents two commercial business loans with no SVA.
(4)	At March 31, 2004, two loans totaling $7.4 million are reported as non-performing TDR loans and as non-accrual loans, which consists of the $7.3 million loan, net of SVA of $2.5 million, on the construction project located in Murrieta, California and a commercial business loan for $76,000. At March 31, 2005, the only non-performing TDR is the Murrieta loan, at $7.2 million, net of SVA of $2.8 million.
(5)	There were no leases that were classified as a TDR for any of the period ends presented.
(6)	There were $79,000 of non-performing leases as of March 31, 2006.
(7)	Includes committed but undisbursed loan balances.

The following table sets forth delinquencies in our loan and lease portfolio as of the dates indicated.

	At March 31, 2006				At March 31, 2005
	60-89 Days		90 Days or More(1)		60-89 Days		90 Days or More(1)
	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases
	(Dollars in thousands)
One-to-four family	2	$422	4	$595	1	$112	8	$1,738
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	1	9,977
Commercial loans and leases	—	—	12	421	—	—	3	216
Consumer	1	32	8	114	2	57	11	273

Total	3	$454	24	$1,130	3	$169	23	$12,204

	At March 31, 2004
	60-89 Days		90 Days or More(1)
	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases
	(Dollars in thousands)
One-to-four family	3	$299	9	$1,728
Multi-family	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	1	9,811
Commercial loans and leases	—	—	9	1,644
Consumer	—	—	38	453

Total	3	$299	57	$13,636

(1)	Loans 90 days or more past due are included in non-accrual loans and leases. See “Lending Activities - Non-Accrual, TDRs and Past Due Loans.”

The following tables set forth the amount of our allowance for loan and lease losses, the percent of allowance for loan and lease losses to total allowance and the percent of gross loans and leases to total gross loans and leases in each of the categories listed at the dates indicated.

	At March 31,
	2006			2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loan and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases
	(Dollars in thousands)
One-to-four family	$679	1.8%	34.0%	$432	1.3%	40.2%	$415	1.4%	46.4%
Multi-family	502	1.4	4.2	106	0.3	3.4	39	0.1	2.5
Commercial real estate	1,613	4.3	13.7	1,236	3.7	13.0	1,558	5.1	12.8
Construction and land	21,118	56.9	35.9	20,187	60.6	32.6	18,563	60.2	29.2
Commercial loans and leases	12,242	33.0	5.9	10,434	31.4	4.9	9,510	30.8	4.3
Consumer	972	2.6	6.3	907	2.7	5.9	734	2.4	4.8

Total allowance for loan and lease losses	$37,126	100.0%	100.0%	$33,302	100.0%	100.0%	$30,819	100.0%	100.0%

	At March 31,
	2003			2002
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases
	(Dollars in thousands)
One-to-four family	$578	1.8%	44.9%	$672	2.1%	49.8%
Multi-family	121	0.4	2.3	191	0.6	2.8
Commercial real estate	1,152	3.7	12.7	2,829	9.0	11.0
Construction and land	16,271	52.3	30.3	19,588	62.5	25.3
Commercial loans and leases	12,199	39.2	4.7	5,947	19.0	5.5
Consumer	800	2.6	5.1	2,132	6.8	5.6

Total allowance for loan and lease losses	$31,121	100.0%	100.0%	$31,359	100.0%	100.0%

Foreclosed Assets

If we foreclose on an asset, it is initially recorded at fair value. Subsequent to foreclosure, we periodically perform valuations and the assets are carried at the lower of cost or estimated fair value less costs of disposition. Valuation adjustments to foreclosed assets are recorded through a specific valuation allowance to “assets acquired through foreclosure, net,” on our balance sheet and a charge to “foreclosed asset operations” on our income statement. It is our policy to obtain an appraisal on all foreclosed assets at the time of possession. At March 31, 2006, we had one foreclosed asset. As discussed in “Item 1-Business Lending activities - Non-accrual, TDRs and Past Due Loans”, we transferred a loan to assets acquired through foreclosure, net, which represents the balance of $8.7 million in total foreclosed assets.

The following table sets forth certain information with regard to our foreclosed assets.

	At March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Foreclosed Assets
Assets acquired in settlement of loans	$8,728	—	889	75	507
Allowance for losses	—	—	(206)	—	—

Total foreclosed assets, net	$8,728	—	683	75	507

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

Our holding company investment powers are substantially broader than those permitted for the Bank. The holding company’s investment policy as established by our Board of Directors, while generally consistent with that of the Bank, permits us to invest in equity securities and non-rated corporate debt obligations. Unlike the securities comprising the Bank’s investment portfolio, which by their nature present little risk of loss of principal or interest, the holding company’s equity and non-rated corporate debt investments are subject to partial or complete diminution in market value upon the occurrence of adverse economic events affecting the issuers of the securities. At March 31, 2006, we had $150,000 in equity investments in our investment securities portfolio. The remainder of the $296.3 million investment securities portfolio consisted of investment grade corporate and U.S. Treasury and agency securities.

At March 31, 2006, our MBS portfolio consisted of the following categories:

MBS Category	Carrying Value	Percentage of Portfolio
	(Dollars in thousands)
One year CMT (1)	$112,070	48.8%
U.S Treasury	46,739	20.4
One year LIBOR	22,489	9.8
Fixed rate (seasoned)	14,753	6.4
Five to seven year balloon	18,669	8.2
Three month LIBOR	14,750	6.4

Total	$229,470	100.0%

(1)	Includes hybrid ARMs of $45.6 million.

All of our MBS are insured or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

Investments in MBS involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At March 31, 2006, the aggregate net premium associated with our MBS portfolio was $2.08 million or less than 1 percent of the aggregate unpaid principal balance on the portfolio. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

During the fiscal year ended March 31, 2004, our CMO portfolio completely paid off primarily due to the very high level of prepayments resulting from the low interest rate environment. Our CMO portfolio consisted principally of monthly adjustable rate securities tied to the one month LIBOR and Prime, and were backed by mortgages insured by FNMA or FHLMC.

We evaluate all of our securities on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. At March 31, 2006, we determined that there was no other-than-temporary impairment of any of our securities.

The following table sets forth certain information regarding the carrying and fair values of our mortgage-backed securities at the dates indicated.

	At March 31,
	2006		2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$48,137	48,137	40,547	40,547	9,510	9,510
FHLMC	76,034	76,034	99,769	99,769	120,734	120,734
FNMA	105,299	105,299	110,638	110,638	162,644	162,644

Total available-for-sale	$229,470	229,470	250,954	250,954	292,888	292,888

The following table sets forth certain information regarding the carrying and fair values of our investment securities at the dates indicated.

	At March 31,
	2006		2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Held-to-maturity:
U.S. government and federal agency obligations	$6,724	6,567	6,736	6,647	5,742	5,979

Total held-to-maturity	6,724	6,567	6,736	6,647	5,742	5,979

Available-for-sale:
Corporate debt securities	59,942	59,942	60,042	60,042	51,152	51,152
Equity securities:
Direct	150	150	1,896	1,896	8,367	8,367
Mutual funds	—	—	—	—	3,438	3,438

Total available-for-sale	60,092	60,092	61,938	61,938	62,957	62,957

Total	$66,816	66,659	68,674	68,585	68,699	68,936

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of our mortgage-backed securities and investment securities as of March 31, 2006. The table presented represents stated final maturities and does not reflect scheduled principal payments.

	At March 31, 2006
	One Year or less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Mortgage-backed securities:
Available-for-sale:
GNMA	$—	—%	$—	—%	$—	—%	$48,137	4.28%	$48,137	4.28%
FHLMC	—	—	18,714	3.26	—	—	57,320	4.25	76,034	4.00
FNMA	—	—	747	7.16	12,941	4.51	91,611	4.38	105,299	4.42

Total mortgage-backed securities	$—	—%	$19,461	3.41%	$12,941	4.51%	$197,068	4.32%	$229,470	4.25%

Investment securities:
Held-to-maturity:
U.S. government and federal agency obligations	$—	—%	$6,724	2.73%	$—	—%	$—	—%	$6,724	2.73%

Total held-to-maturity	—	—	6,724	2.73	—	—	—	—	6,724	2.73

Available-for-sale:
Corporate debt securities	19,928	4.70	24,552	5.02	—	—	15,462	7.44	59,942	5.51
Equity securities:
Direct	—	—	—	—	—	—	150	—	150	—

Total available-for-sale	19,928	4.70	24,552	5.02	—	—	15,612	7.37	60,092	5.50

Total investment securities	$19,928	4.70%	$31,276	4.53%	$—	—%	$15,612	7.37%	$66,816	5.22%

The yields on U.S. government and agencies securities are not reported on a tax equivalent basis. U.S. government and federal agency securities remained unchanged at $6.7 million, between the fiscal years ended 2005 and 2006.

Sources of Funds

General. Our source of funds for lending, investing and other general purposes are deposits, loan and securities repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings, junior subordinated debentures and a promissory note.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of passbook accounts, interest-bearing and non-interest bearing demand accounts, money market savings accounts (collectively “core deposits”) and certificate accounts. The terms of the fixed-rate certificate accounts we offer vary from 90 days to 71 months. We establish offering rates on a weekly basis. Once an account is established, additional deposits are generally not permitted into the fixed-rate accounts. We presently offer a variable rate certificate whose rate is indexed to the one year CMT and on which additions are permitted. We also offer a step-up certificate account that permits additions and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. At March 31, 2006, we had $1.12 billion of certificate accounts maturing in less than one year. We expect to retain a substantial portion of these maturing deposits. Our deposits are obtained predominantly from the areas in which our branch offices are located and we rely primarily on customer service and long-standing relationships with our customers to attract and retain these deposits.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Net cash inflows	$263,968	242,220	92,456
Interest credited on deposit accounts	57,404	38,671	36,482

Total increase in deposit accounts	$321,372	280,891	128,938

At March 31, 2006, we had $795.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$166,221	3.91%
Over three through six months	429,589	4.46
Over six through 12 months	60,871	4.60
Over 12 months	138,851	4.53

Total	$795,532	4.37%

The following table sets forth the distribution of our average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended March 31,
	2006			2005			2004
	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield
	(Dollars in thousands)
Non-interest bearing demand	$288,025	10.2%	—%	$249,622	9.6%	—%	$184,762	7.8%	—%
Interest-bearing demand	443,166	15.7	0.58	526,667	20.3	0.72	619,375	26.2	1.00
Passbook	170,869	6.0	0.32	170,493	6.6	0.30	152,423	6.4	0.34
Money market savings	865,202	30.6	2.44	742,246	28.7	1.63	535,283	22.6	1.35

Total core deposits	1,767,262	62.5	1.37	1,689,028	65.2	0.97	1,491,843	63.0	0.93

Certificate accounts:
Variable-rate certificates of deposit	49,209	1.7	4.20	5,711	0.2	2.56	3,990	0.2	1.91
Step-up certificates of deposit	39,324	1.4	2.30	95,309	3.7	1.77	60,263	2.5	1.65
Less than 6 months	39,379	1.4	2.90	42,132	1.6	1.15	52,535	2.2	1.10
6 through 11 months	268,533	9.5	3.50	136,426	5.3	1.68	129,779	5.5	1.21
12 through 23 months	317,599	11.2	3.30	262,126	10.1	1.85	291,599	12.3	1.84
24 through 47 months	131,561	4.7	3.20	160,278	6.2	3.02	182,525	7.7	3.62
48 months or greater	214,016	7.6	4.40	200,722	7.7	4.62	155,225	6.6	4.92

Total certificate accounts	1,059,621	37.5	3.53	902,704	34.8	2.61	875,916	37.0	2.61

Total average deposits	$2,826,883	100.0%	2.18%	$2,591,732	100.0%	1.54%	$2,367,759	100.0%	1.55%

The following table presents, by various rate categories, the periods to maturity of the certificate accounts outstanding at March 31, 2006 and the amount of certificate accounts outstanding at the dates indicated.

	Period to Maturity from March 31, 2006						March 31,
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	2006	2005	2004
	(Dollars in thousands)
0.00 through 4.00%	$445,762	37,824	22,729	19,457	6,482	—	532,254	760,002	727,804
4.01 through 5.00%	633,198	56,480	7,997	37,887	11,972	10,254	757,788	120,619	89,340
5.01 through 6.00%	38,551	38,404	35	117	296	—	77,403	63,090	66,085
6.01 through 7.00%	74	—	—	—	—	—	74	7,232	10,884

Total	$1,117,585	132,708	30,761	57,461	18,750	10,254	1,367,519	950,943	894,113

FHLB Advances and Other Borrowings. We utilize FHLB advances and reverse repurchase agreements as alternative sources of funds to retail deposits. These borrowings are collateralized by securities and, in the case of certain FHLB advances, certain of our mortgage loans and secondarily by our investment in the capital stock of the FHLB. See “Regulation and Supervision—Federal Home Loan Bank System.” The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateralization requirements. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account. At and during the year ended March 31, 2006, we had no outstanding reverse repurchase agreements. The use of reverse repurchase agreements involves the risk that between the dates of “sale” and subsequent repurchase, a decline in the market value of the underlying security may require the sale of additional securities to the counterparty to the reverse repurchase agreement.

At March 31, 2006, we had outstanding FHLB advances of $795.0 million at a weighted average cost of 4.44%. The original terms of the FHLB advances outstanding at March 31, 2006 range from 3 days to 10 years. As of March 31, 2006 the Bank had maximum unused borrowing capacity from the FHLB of San Francisco of $804.4 million. Based upon pledged collateral in place, the available borrowing capacity was $319.8 million at March 31, 2006. We expect to continue to utilize FHLB advances and to a much lesser degree reverse repurchase agreements as secondary sources of funds to balance the differential net cash flows arising from loan, securities and deposit activities.

In the past, we have used putable borrowings (primarily FHLB advances). Under the putable advance program, in exchange for a favorable interest rate on the borrowing, we granted to the FHLB an option to “put” the advance back to us at specified quarterly “put” dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, we obtained funds below the cost of non-putable FHLB advances, which had fixed maturities between the first “put” date and the final maturity date of the putable advance. In exchange for this favorable funding rate, we are exposed to the risk that the advance is “put” back to us following an increase in the general level of interest rates causing us to initiate a new borrowing at a less advantageous cost. Our use of putable advances allowed us to extend the term to maturity and initial “put” dates of our funding in connection with increased investment in hybrid and balloon MBS products. We have not initiated any new putable advances since May 1998. At March 31, 2006, only one putable borrowing in the amount of $15.0 million remains outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management.”

Promissory Note - We have an unsecured revolving line of credit in the amount of $40.0 million, which was entered into by PFF Bancorp, Inc. with a commercial bank. This line of credit has an adjustable interest rate of One Month LIBOR plus 175 basis points, and a 364 day term. The available balance of the $40.0 million line of credit was $13.0 million at March 31, 2006. This line of credit contains the following covenants; (i) non-performing loans to total loans must not exceed 1.25%, (ii) minimum return on average assets must meet or exceed 1 percent (iii) the Bank must maintain “Well Capitalized” status, (iv) the Company must maintain a compensating demand deposit account balance of at least $800,000 at the commercial bank. Subsequent to March 31, 2006, the line of credit was increased to $50.0 million, and the compensating demand deposit account balance was increased to $1.0 million.

Junior Subordinated Debentures – We have established two unconsolidated special purpose trusts in fiscal 2005 and 2006 for issuing floating rate trust preferred securities (“Capital Securities”) to outside investors. The two unconsolidated special purpose trusts are PFF Bancorp Capital Trust I (“Trust I”) and PFF Bancorp Capital Trust II (“Trust II”), both are Delaware statutory trusts. The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof, together with the proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated debentures issued by the Bancorp.

On September 30, 2004, we issued $30.0 million of Capital Securities through Trust I. The Capital Securities mature November 23, 2034, bear interest at three month LIBOR plus 2.20 percent and pay interest quarterly on February 23, May 23, August 23 and November 23 of each year. We formed and capitalized Trust I through the issuance of $928,000 of our floating rate junior subordinated debentures.

On September 16, 2005, we issued $25.0 million of Capital Securities through Trust II. The Capital Securities mature November 23, 2035, bear interest at three month LIBOR plus 1.52 percent and pay interest quarterly on February 23, May 23, August 23 and November 23 of each year. We formed and capitalized Trust II through the issuance of $774,000 of our floating rate junior subordinated debentures.

The floating rate junior subordinated debentures have terms identical to those of the Capital Securities. The proceeds from the issuance of the junior subordinated debentures are being used as a funding vehicle for Diversified Builder Services, Inc. as well as for general corporate purposes. At March 31, 2006, we had $56.7 million of junior subordinated debentures outstanding.

The following table sets forth certain information regarding our borrowed funds at or for the periods ended on the dates indicated.

	At or for the Years Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$710,267	827,035	562,885
Maximum amount outstanding at any month-end during the year	811,000	985,000	845,000
Amount outstanding at year end (1)	795,000	757,500	845,000
Average interest rate:
For the year	3.35%	2.05	2.22
At year end	4.44	2.52	1.72

Reverse repurchase agreements:
Average amount outstanding during the year	$—	1,688	1,303
Maximum amount outstanding at any month-end during the year	—	4,470	4,385
Amount outstanding at year end	—	—	4,000
Average interest rate:
For the year	—%	1.87	1.94
At year end	—	—	1.67

Promissory note:
Average amount outstanding during the year	$12,526	3,517	149
Maximum amount outstanding at any month-end during the year	28,078	11,923	2,600
Amount outstanding at year end	27,000	11,923	2,600
Average interest rate:
For the year	7.30%	7.10	7.00
At year end	6.39	7.00	7.00

Junior subordinated debentures:
Average amount outstanding during the year	44,839	15,509	—
Maximum amount outstanding at any month-end during the year	56,702	30,928	—
Amount outstanding at year end	56,702	30,928	—
Average interest rate:			—
For the year	6.01%	6.13%	—
At year end	6.63%	5.05%	—

(1)	Included in the balance of FHLB advances outstanding at March 31, 2006, 2005 and 2004 is a putable borrowing of $15.0 million bearing interest at 5.39%. The maturity date for this borrowing is February 12, 2008, with quarterly put dates from May 12, 2004 through the final maturity date.

Subsidiary Activities

Diversified Builder Services, Inc. (“DBS”), was incorporated in California on February 25, 2003, and commenced operations in April 2003 as a wholly owned subsidiary of the Bancorp. DBS is a provider of financing services, including real estate consulting services, property entitlement, surety bond placement, loan and equity placement and opportunity and mezzanine lending to home builders, commercial property owners and land developers. While these loans are sound in terms of loan profile, they typically have a higher degree of risk associated with them as they cannot be originated by the Bank, usually due to short time frames under which underwriting and approval must take place or advance rates above which the Bank can lend. The Managing Director of DBS is the former head of the Bank’s Major Loan Department and we have a long standing relationship with the majority of the borrowers with whom DBS does business. The typical DBS loans have a term of three-to-six months with the potential for additional extensions of up to an additional twelve months upon payment of additional fees. All loans have a designated source of repayment. All loans include personal guarantees from principals of the borrowing entity. At March 31, 2006, DBS had outstanding loans receivable, net, of $87.0 million, included in our totals for construction and land and commercial loans. DBS had $87.8 million in total assets at March 31, 2006 and net earnings of $4.9 million for fiscal 2006.

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

The DBS Loan Committee is comprised of the following Bank Officers: Chief Executive Officer, Chief Financial Officer, Controller, Treasurer and the Executive Trust Officer.

Glencrest Investment Advisors, Inc. (“Glencrest”), a Delaware corporation, is a wholly owned subsidiary of the Bancorp. Glencrest functions as a Registered Investment Advisor and is engaged in offering investment and asset management services to individuals and institutions such as foundations and endowments, pension plans and charitable organizations. As of June 30, 2002, Glencrest purchased PFF Financial Services, Inc. from Pomona Financial Services, Inc. and renamed it Glencrest Insurance Services, Inc. Glencrest had consolidated assets of $1.7 million at March 31, 2006 and a net loss of $1.3 million for fiscal 2006. Glencrest had total assets under management of $333.7 million at March 31, 2006.

Glencrest Insurance Services, Inc. (“GIS”) a California corporation, is a wholly owned subsidiary of Glencrest. Prior to July 2003, GIS operated as PFF Financial Services, Inc., a wholly owned subsidiary of Pomona Financial Services, Inc. GIS sells various personal and business insurance policies, fixed and variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. GIS had $239,000 in total assets at March 31, 2006 and a net loss of $766 for fiscal 2006.

Pomona Financial Services, Inc. (“PFS”), a California corporation, is a wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporation described below and acts as trustee under deeds of trusts. PFS had total assets of $59,000 at March 31, 2006 and net earnings of $50,000 for fiscal 2006.

Diversified Services, Inc. (“DSI”), a California corporation, is a wholly owned subsidiary of PFS. DSI had historically participated as an investor in residential real estate projects, but has engaged in no such activity since fiscal 2000. DSI may consider additional real estate activities as market conditions warrant. For the year ended March 31, 2006, DSI had minimal activity and a nominal loss.

In addition to our wholly-owned bank subsidiaries, we have the following unconsolidated subsidiaries:

PFF Bancorp Capital Trust I - On September 30, 2004, we issued $30.0 million of floating rate trust preferred securities (“Capital Securities”) through a newly formed unconsolidated special purpose trust, PFF Bancorp Capital Trust I (the “Trust”). The terms of the Capital Securities are identical to those of the junior subordinated debentures — See “Sources of Funds — Junior Subordinated Debentures.” We have fully and unconditionally guaranteed the Capital Securities along with the obligation of the Trust under its trust agreement. We are not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company.

PFF Bancorp Capital Trust II - On September 16, 2005, we issued $25.0 million of floating rate trust preferred securities (“Capital Securities”) through a newly formed unconsolidated special purpose trust, PFF Bancorp Capital Trust II (the “Trust”). The terms of the Capital Securities are identical to those of the junior subordinated debentures — See “Sources of Funds — Junior Subordinated Debentures.” We have fully and unconditionally guaranteed the Capital Securities along with the obligation of the Trust under its trust agreement. We are not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company.

Personnel

As of March 31, 2006, we had 629 full-time employees and 167 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good. See “Item 11 — Executive Compensation” for a description of certain compensation and benefit programs offered to our employees.

REGULATION AND SUPERVISION

We are regulated as a savings and loan holding company by the OTS under the Home Owners’ Loan Act, as amended (the “HOLA”). We are also required to file reports with, and otherwise comply with the rules and regulations of the SEC under the federal securities laws. The Bank, as a federally charted savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its deposit insurer. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition and it must obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors.

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

“Grandfathered” Savings and Loan Holding Company Status. Because we acquired the Bank prior to May 4, 1999, we are a “grandfathered” unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). As such, we have no restrictions on our business activities, provided the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation — QTL Test.” If, however, we are acquired by a non-financial company, or if we acquire another savings association subsidiary (and becomes a multiple savings and loan holding company), we will terminate our “grandfathered” unitary savings and loan holding company status, and become subject to certain limitations on the types of business activities in which we could engage. All “non-grandfathered” unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act.

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

In addition, if the Bank fails the QTL test, (discussed below under Federal Savings Institution regulation – QTL Test) we must register with the FRB as a bank holding company under the Bank Holding Company Act within one year of the Bank’s failure to so qualify.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Lending and Investment Powers. The Bank derives its lending and investment powers from the HOLA and OTS regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate; commercial, community development, small business and consumer loans; certain types of government-related debt securities; and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. The Bank may also establish operating subsidiaries that may engage in activities or investments permissible for federal savings banks.

All lending activities are subject to general safety and soundness limits against over-concentration of investments in particular types of assets.

Loans and Leases-to-One-Borrower Limitations. Under the HOLA, the Bank is generally subject to the same limits on loans and leases-to-one borrower as is a national bank. With specified exceptions, the Bank’s total loans and leases or extensions of credit to a single borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans and leases or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently is in compliance with applicable loans and leases-to-one-borrower limitations. At March 31, 2006, the Bank’s largest aggregate amount of loans to one borrower totaled $55.2 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with the Bank.

Qualified Thrift Lender (“QTL Test”). Under the HOLA, the Bank must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of the property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) in at least nine months of the most recent 12-month period.

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As of March 31, 2006, the Bank held 80.52% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending March 31, 2006. Therefore, the Bank qualified under the QTL test. A savings bank that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

Capital Requirements. OTS regulations require the Bank to meet three minimum capital standards:

•	A tangible capital ratio requirement of 1.5%;

•	A leverage (core capital) ratio requirement of 4% (3%, if the Bank has been assigned the highest composite rating on its most recent examination); and

•	A risk-based capital ratio requirement of 8%.

In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank’s risk profile. At March 31, 2006, the Bank exceeded each of its capital requirements as shown in the following table:

	Actual	Required	Excess	Actual Percentage	Required Percentage
	(Dollars in thousands)
Tangible	$349,561	63,669	285,892	8.24%	1.50%
Core (Leverage)	349,561	169,784	179,777	8.24	4.00
Risk-based	384,503	282,278	102,225	10.90	8.00

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk (“IRR”) concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the IRR component of the risk-based capital requirement.

Pursuant to the amendment, the OTS will continue to monitor the IRR of individual institutions through the OTS requirements for IRR management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area.

The OTS continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value (“NPV”). NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of the Bank, to assess the Bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. The CRA also requires all institutions to publicly disclose their CRA ratings. The Bank received an “outstanding” CRA rating in its most recent examination, which was reported in April 2005.

Current CRA regulations rate an institution on its actual performance in meeting community needs. In particular, the system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans and leases in its assessment areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	A service test, to evaluate the institution’s delivery of services through its full service branch offices, ATMs and other offices.

Transactions with Related Parties. The Bank is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), Regulation W issued by the Federal Reserve Board (“FRB”), as well as additional limitations as adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers.

In addition, the OTS regulations include additional restrictions on savings banks under Section 11 of HOLA, including provisions prohibiting a savings bank from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

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

The OTS may disapprove of a notice or application if:

•	the Bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or the FDIC, or a condition imposed on the Bank in an OTS-approved application or notice.

During fiscal 2006, the Bank paid cash dividends to the Bancorp totaling $33.0 million.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the association’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized, or

•	critically undercapitalized.

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OTS is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets.

An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

(1)	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized; and

(2)	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At March 31, 2006, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Bank is a member of, and pays its deposit insurance assessments to, the DIF. The FDIC previously maintained the Savings Association Insurance Fund and the Bank Insurance Fund, which primarily insured the deposits of banks and state chartered savings banks. These two funds were merged effective March 31, 2006.

Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the quarter ending three months before the beginning of the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) under capitalized. The FDIC also assigns each institution to one of three supervisory categories within each capital category. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine risk assessment classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.00% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could do so again in the future.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 1.28 basis points (currently) of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments, which are adjusted quarterly, will continue until the Financing Corporation bonds mature in 2017.

The Bank’s assessment rate for fiscal 2006 ranged from 1.28 to 1.34 basis points and the premium paid for this period was $364,000 all of which was paid towards the Financing Corporation bonds. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what the insurance assessment rate will be in the future.

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

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed by totaling three components: the savings association’s total assets, supervisory condition and complexity of business. The assessments paid by the Bank for the fiscal year ended March 31, 2006 totaled $630,000.

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

Privacy Standards. Effective July 1, 2001, financial institutions, including the Bancorp and the Bank, became subject to FDIC regulations implementing the privacy protection provisions of the GLB Act. These regulations require financial institutions to disclose to customers at the time of establishing the customer relationship and annually thereafter, the institution’s privacy policy including identifying with whom the institution shares “non-public personal information.” In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with unaffiliated third parties. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations. The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

The Bank, through its trust department, acts as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of March 31, 2006, the trust department of the Bank maintained approximately $308.0 million in assets under custody or management.

Federal Home Loan Bank System.

The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of San Francisco, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The FHLB of San Francisco has a single class of capital stock with a par value of $100 per share that may be issued, exchanged, redeemed and repurchased only at par value. Each member of the FHLB of San Francisco must maintain a minimum investment in FHLB of San Francisco capital stock equal to the greater of (i) a membership stock requirement equal to 1.0% of the member’s assets that qualify as collateral security (up to a maximum of $25 million) or (ii) an activity-based stock requirements equal to 4.7% of the member’s outstanding advances, plus 5.0% of any portion of any mortgage loan sold by the member under a mortgage asset program. In addition, the capital plan requires each member to own stock in an amount equal to a capital stock assessment, to be imposed by the FHLB of San Francisco. The Bank was in compliance with these requirements with an investment in the capital stock of the FHLB of San Francisco at March 31, 2006, of $39.3 million. Any advances from the FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System

The Bank is subject to provisions of the FRA and the FRB’s regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts between $7.0 million to $47.6 million. The amount of aggregate transaction accounts in excess of $47.6 million, are subject to a reserve ratio of 10.0% (subject to adjustment by the FRB between 8% and 14%). The FRB regulations currently exempt $7.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year.

The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of vault cash, a non interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Securities Laws

Our common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

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

The Sarbanes-Oxley Act

As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. Sarbanes-Oxley’s principal legislation and the derivative regulation and rulemaking promulgated by the SEC includes:

•	the creation of an independent accounting oversight board.

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients.

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting.

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	a requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Furthermore, the New York Stock Exchange (the “NYSE”) has also implemented corporate governance rules, which implement the mandates of the Sarbanes-Oxley Act. The NYSE rules include, among other things, ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees and requiring stockholder approval of all new stock option plans and all material modifications. Although we anticipate that we will incur ongoing expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules, which became effective on October 1, 2003, require each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Delaware General Corporation Law

We are incorporated under the laws of the State of Delaware. Thus, we are subject to regulation by the State of Delaware and the rights of our shareholders are governed by the Delaware General Corporation Law.

FEDERAL AND STATE TAXATION

General. We report our income on a fiscal year basis using the accrual method of accounting, which is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. We file federal income tax returns on a consolidated basis. We are subject to examination by the federal and California tax authorities. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.

Tax Bad Debt Reserve. Formerly, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts and to make annual additions, which additions could, within specified formula limits, be deducted in arriving at taxable income.

Although the Bank no longer can use the reserve method of accounting for bad debt, its tax bad debt reserve balance of approximately $25.3 million as of March 31, 1988 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank’s current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all of your investment.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

We are subject to interest rate risk. Our primary source of earnings is net interest income, which is affected by yield on interest-earning assets, cost of interest-bearing liabilities and the absolute and relative volume of each. We expect that we will periodically experience imbalances in the interest rate sensitivity of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market rates than our interest-bearing liabilities, or vice versa. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materiality affect our net interest spread and margin, asset quality, origination volume and overall profitability.

We manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business model, financial condition and results of operations could be materially affected. See Item 7- “Managements Discussion and Analysis of Financial Condition and Results of Operations- Asset/Liability Management”.

An increase in loan prepayments may adversely affect our profitability.

Prepayment rates are affected by consumer behavior, conditions in the real estate and other financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Changes in prepayment rates are therefore difficult for us to predict.

We recognize our deferred loan origination costs and premiums paid in originating loans by adjusting our interest income over the life of the individual loans. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed accelerates. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by borrowers when loans are paid in full within a certain period of time which varies among loans. We may not be able to reinvest prepayments on loans at rates comparable to the rates on the prepaid instrument particularly during periods of declining interest rates.

Our construction loans are based upon estimates of costs and value associated with the completed project. These construction estimates could be inaccurate.

We originate construction loans for single family home construction as well as for income producing properties. At March 31, 2006, construction loans totaled $1.61 billion, or 36% of gross loans receivable. Construction lending involves risks associated with the timely completion of the construction activities for their allotted costs and the time needed to stabilize income producing properties, sell residential tract developments or refinance the indebtedness.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, subjecting us to substantial environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Negative events in certain geographic areas, particularly Southern California, could adversely affect us.

Our banking operations are concentrated primarily in Southern California’s Inland Empire. Adverse economic and governmental conditions or natural disasters in this region could have an impact on borrowers’ ability to make payments on their loans, decrease the level and duration of deposits by customers and erode the value of loan collateral. These events could increase the amount of non-performing assets and have an adverse effect on our efforts to collect on non-performing loans or otherwise liquidate our non-performing assets on terms favorable to us. Our operations are primarily located within Southern California. At March 31, 2006, approximately 86% of our mortgage loans were secured by real estate in Southern California.

We operate in a competitive environment with other financial institutions which could adversely affect our profitability.

The banking and financial services industry is very competitive in Southern California, where the housing market is especially robust. During the past year, a number of financial service companies located in Orange County and the Inland Empire of Southern California have announced mergers with intrastate or out of state financial institutions. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding increasingly large accumulations of assets and deposits. These institutions generally have significantly greater resources, a wider geographic presence and savings branch network than us. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do, since they are larger than us and have more resources available to them. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers.

We rely heavily on the proper functioning of our technology.

As of March 31, 2006, our deposit portfolio totals $3.06 billion and gross loans totals $4.48 billion. We rely on outside servicers to provide technology for much of our business, including recording our loans and deposits. We also maintain a general ledger system for accounting and financial reporting purposes. While we have invested and continue to invest substantial resources in contingency and business resumption planning, if our computer systems or outside technology sources fail, are not reliable or there is a breach of security, our ability to maintain profitable operations may be impaired.

We are dependent upon the services of our management team.

We are dependent upon the ability and experience of a number of our key management personnel who have substantial experience with our operations, the financial services industry and the markets in which we offer our services. Despite significant attention to succession planning, it is possible that the loss of the services of one or more of our senior executives or key managers would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain other qualified personnel as we grow.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities will have on local, regional and national economies; and real estate markets. Among other things, reduced investor confidence could result in substantial volatility in securities markets, which may also affect interest rates.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

We are a unitary savings and loan holding company, and the Bank is a federal savings bank, which is subject to regulation by the OTS and FDIC. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

At March 31, 2006, we were conducting business through 30 full-service branch offices, three trust offices, three registered investment advisory offices, a Southern California regional loan center, an office providing diversified financial services to home builders and one loan origination office in Northern California. We opened our 29th full service savings branch in Riverside, California and our 30th full service savings branch in Mira Loma, California in May and September 2005, respectively.

We own the building and land of the following full service branch offices located in California:		We lease the building and land of the following full service branch offices located in California:		We own the building and lease the land of the following full service branch offices located in California:
		Leased Property	Expiration	Leased Property	Expiration
Pomona	Cathedral City
Upland	Alta Loma	Corona	2008	Montclair	2010
Indian Hill	29 Palms	Riverside	2009	Chino Spectrum	2022
Chino	La Verne	Tustin	2010	Mira Loma	2025
San Dimas	Ontario	Rancho Cucamonga	2010
Yucca Valley	Terra Vista	Upland-Northwest	2013
Claremont	Diamond Bar	Beaumont	2014
Palm Desert	La Quinta	Foothill Crossing	2015
Glendora	Yucaipa	Fontana	2022
Yorba Linda

We own the building and land of our Regional Loan Center, Data Operations Center, Records Management Center, Human Resources/Training Center and new Corporate Office. We plan on consolidating certain administrative operations into the new Corporate Office in the Summer of 2006, at which time we will sub-lease our existing Administrative Office and seek to sell our Human Resources/Training facility. At March 31, 2006, the net book value of our new Corporate Office building and land, including improvements was $10.5 million.

We lease the land and building of our current Administrative Office and Glencrest’s administrative office, which expire in 2011 and 2013, respectively. We lease office space for our two other Glencrest offices in Irvine and Palm Desert, which expire in 2006 and 2007, respectively. One of our trust offices shares office space in the Claremont banking branch, and we lease office space for two other trust offices in Palm Desert and Hemet, which expire in 2007 and leased on a monthly basis, respectively. DBS shares office space in the Claremont banking branch. Our loan origination office in Northern California leases office space, which expires in 2010.

As of March 31, 2006, the net book value of owned real estate including the full service branch offices located on leased land totaled $22.7 million. The net book value of leased offices was $3.8 million. The net book value of furniture, fixtures and electronic data processing equipment was $8.1 million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “PFB.” The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of our common stock. As of May 31, 2006, there were approximately 5,472 holders of our common stock, which includes those holding shares in street name.

	High	Low	Closing
Year Ended March 31, 2006
First Quarter	$30.65	26.09	30.29
Second Quarter	32.41	29.25	30.26
Third Quarter	32.40	27.01	30.52
Fourth Quarter	33.84	30.20	33.71

Year Ended March 31, 2005
First Quarter	$27.30	23.03	24.83
Second Quarter	26.27	23.17	25.51
Third Quarter	31.45	25.07	30.89
Fourth Quarter	30.92	27.24	27.60

Cash dividend activity during the fiscal years ended March 31, 2006 and March 31, 2005 was as follows:

Record Date	Payment Date	Amount per share
June 10, 2005	June 24, 2005	$.15
September 16, 2005	September 30, 2005	$.15
December 15, 2005	December 29, 2005	$.15
March 16, 2006	March 30, 2006	$.17

June 11, 2004	June 25, 2004	$.133
September 10, 2004	September 24, 2004	$.133
December 10, 2004	December 23, 2004	$.133
March 11, 2005	March 24, 2005	$.15

We may pay additional dividends out of funds legally available at such times as the Board of Directors determines that dividend payments are appropriate. The Board of Directors considers the declaration of dividends on a quarterly basis.

On March 26, 2003, the Company’s Board of Directors adopted a share repurchase program of up to 1,260,000 shares of our common stock. The shares are purchased in open market transactions based on market conditions. The timing, volume and price of purchases are contingent upon our discretion and our overall financial condition. On January 26, 2005, our Board of Directors authorized the addition of 1,200,000 shares to the 288,420 shares that were remaining under the March 2003 repurchase authorization.

On October 26, 2005, our Board of Directors authorized the addition of 1.0 million shares to the 128,240 that were remaining under the January 2005 repurchase authorization.

During fiscal 2006, we retired 910,160 shares of common stock that had been repurchased in fiscal 2006 and 2005.

Common stock repurchases were as follows:

	Common Stock Repurchased (1)		Total Shares Purchased Under Repurchase Program	Shares Remaining Under Repurchase Program
	Total Number of Shares purchased	Average Price Per Share
January 1, 2006 through January 31, 2006	—	$—	—	954,310
February 1, 2006 through February 28, 2006	—	—	—	954,310
March 1, 2006 through March 31, 2006	—	—	—	954,310

(1)	During fiscal 2006, 2005 and 2004, we repurchased 783,960, 1,229,100 and 454,200 of our common shares, respectively at weighted average prices of $29.79, $26.65 and $23.27, respectively.

Item 6. Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto - See “Item 8. Financial Statements and Supplementary Data.”

	At March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Selected Balance Sheet Data:

Total assets (1)	$4,340,790	3,911,061	3,677,694	3,154,024	3,042,932
Investment securities held-to-maturity	6,724	6,736	5,742	5,753	703
Investment securities available-for-sale	60,092	61,938	62,957	94,094	93,820
Mortgage-backed securities available-for-sale	229,470	250,954	292,888	215,266	196,580
Collateralized mortgage obligations available-for-sale	—	—	—	15,200	62,778
Trading securities	—	—	—	—	2,334
Loans held for sale	795	1,466	2,119	3,327	106
Loans and leases receivable, net (2)	3,839,779	3,431,544	3,149,318	2,688,950	2,494,667
Deposits (1)	3,057,309	2,735,937	2,455,046	2,326,108	2,168,964
FHLB advances and other borrowings	822,000	769,423	851,600	485,385	558,000
Junior subordinated debentures	56,702	30,928	—	—	—
Stockholders’ equity	363,731	336,926	316,371	273,132	284,077

(continued on next page)

	For the Year Ended March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$259,546	213,687	183,444	187,517	217,747
Interest expense	89,043	58,260	49,329	72,247	104,624

Net interest income	170,503	155,427	134,115	115,270	113,123
Provision for loan and lease losses	6,395	2,654	2,725	4,840	5,000

Net interest income after provision for loan and lease losses	164,108	152,773	131,390	110,430	108,123
Non-interest income	23,729	23,722	21,918	17,757	15,027
Non-interest expense:
General and administrative expense	94,960	90,492	79,902	67,466	62,127
Foreclosed asset operations, net	(6)	75	339	(190)	(102)

Total non-interest expense	94,954	90,567	80,241	67,276	62,025

Earnings before income taxes	92,883	85,928	73,067	60,911	61,125
Income taxes	40,803	40,155	32,118	25,489	25,761

Net earnings	$52,080	45,773	40,949	35,422	35,364

Basic earnings per share	$2.13	1.86	1.70	1.40	1.35

Diluted earnings per share	$2.10	1.81	1.63	1.35	1.31

Dividends declared per share	$0.620	0.550	0.394	0.171	0.133
Dividend payout ratio (3)	30%	30	24	13	10

(continued on next page)

	For the Year Ended March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Performance Ratios (4):
Return on average assets	1.30%	1.20	1.25	1.16	1.19
Return on average equity	14.96	13.81	13.63	12.39	12.80
Average equity to average assets	8.67	8.67	9.16	9.40	9.28
Equity to total assets at end of period	8.38	8.61	8.60	8.66	9.34
Net interest spread (5)	4.25	4.09	4.10	3.69	3.62
Net interest margin (6)	4.42	4.21	4.23	3.91	3.92
Average interest-earning assets to average interest-bearing liabilities	107.21	107.34	108.18	108.63	108.39
Efficiency ratio (7)	48.89	50.51	51.21	50.72	48.48
General and administrative expense to average assets	2.37	2.37	2.44	2.22	2.09
Capital (4)(8):
Tangible capital ratio (13)	8.22	8.38	7.64	8.17	8.63
Core capital ratio (13)	8.22	8.38	7.64	8.17	8.63
Risk-based capital ratio (13)	10.87	11.74	11.21	11.85	12.87
Book value per share outstanding	$14.85	13.60	12.69	11.05	10.36
Tangible book value per share outstanding (11)	$14.80	13.54	12.65	11.00	10.31
Shares outstanding at end of period	24,493,472	24,782,623	24,922,496	24,716,180	27,423,071
Asset Quality (4):
Non-performing loans and leases as a percent of gross loans and leases receivable (9) (14)	0.03%	0.30	0.37	0.59	0.16
Non-performing assets as a percent of total assets (9) (14)	0.23	0.31	0.39	0.59	0.16
Allowance for loan and lease losses as a percent of gross loans and leases receivable (10)	0.83	0.83	0.84	0.99	1.11
Allowance for loan and lease losses as a percent of non-performing loans (9) (10)	3,285.49	272.88	226.01	167.57	697.80
Net charge-offs	$2,571	171	3,027	5,078	4,663
Number of full-service customer facilities (12)	30	29	26	26	24
Loan and lease originations	$2,818,101	2,457,186	2,166,638	1,872,746	1,433,821

(1)	Subsequent to our March 31, 2006 earnings release dated April 24, 2006, we reclassified our March 31, 2006 balance sheet, reducing prepaid expenses and other assets and deposits by $8.0 million
(2)	The allowances for loan losses at March 31, 2006, 2005, 2004, 2003 and 2002 were $37.1 million, $33.3 million, $30.8 million, $31.1 million and $31.4 million, respectively.
(3)	Dividends declared per common share as a percentage of diluted earnings per share.
(4)	Asset Quality Ratios and Capital Ratios are end of period ratios. Performance Ratios are based on average daily balances during the indicated periods.
(5)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percent of average interest-earning assets.
(7)	Efficiency ratio represents general and administrative expense as a percent of net interest income plus non-interest income.
(8)	For definitions and further information relating to the Bank’s regulatory capital requirements, see “Regulation - Federal Savings Institution Regulation - Capital Requirements.”
(9)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans and leases. It is the Bank’s policy to cease accruing interest on loans 90 days or more past due. See “Item 1 - Business - Lending Activities - Non-Accrual, TDRs and Past Due Loans” and “Real Estate”.
(10)	See “Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses” for a discussion of factors and methodology utilized in determination of allowance for loan and lease losses.
(11)	Stated book value minus goodwill.
(12)	In April 2005, we closed our Ontario Mills branch located in Ontario, California. In May and September 2005, we opened our 29th and 30th full service savings branch in Riverside and Mira Loma, California, respectively.
(13)	PFF Bank & Trust only.
(14)	There was $79,000 of non-performing leases as of March 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Accounting Estimates

The accounting and reporting policies we follow conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.

The following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our consolidated financial statements:

•	Allowances for losses on loans, leases and foreclosed assets. We evaluate the adequacy of the Allowance for Loan and Lease Losses (“ALLL”) and the allowance for losses on foreclosed assets on a quarterly basis for the purpose of maintaining appropriate allowances to provide for losses inherent in the loan, lease and foreclosed asset portfolios. A key component to the evaluation is the internal asset review process. The Internal Asset Review Committee meets quarterly to review the recommendations from the Internal Asset Review Department for asset classifications and valuation allowances.

On a monthly basis, we monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition and other factors. In determining the amount of the General Valuation Allowance (“GVA”) portion of the ALLL, we stratify our loan portfolio into approximately 100 segments based upon factors such as loan type and internal classification. Each of these segments is assigned a separate probable loss factor. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of Thrift Supervision (the “OTS”) who can order the establishment of additional loss allowances.

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

•	Other-Than-Temporary Impairment. Investment securities held-to-maturity are carried at cost, or, in the case of mortgage-backed securities and collateralized mortgage obligations, at unpaid principal balance, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. It is our intent and within our ability, to hold these securities until maturity as part of our portfolio of long-term interest earning assets. We evaluate all of our investment securities held-to-maturity on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers and any call features inherent in the securities.

Investment securities and mortgage-backed securities available-for-sale are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. We evaluate all of our investment securities and mortgage-backed securities available- for-sale on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. For further information, see “Item 1 — Investment Activities” and “Notes 2 and 3 to the Consolidated Financial Statements.”

•	Financial Derivatives. We have entered into a financial derivative to manage the cash flow variability risk associated with our junior subordinated debentures. A financial derivative instrument is designated as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value hedge”); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a “cash flow hedge) or (3) held for other risk management purposes (“risk management derivatives”).

All derivatives are recorded at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition. Changes in fair value of derivatives that are not in hedge accounting relationships are included in the determination of net earnings in the period in which the change occurs. Changes in the value of derivatives that are designated as cash flow hedges to the extent such hedges are deemed highly effective, are recorded as a separate component of accumulated other comprehensive income and reclassified into earnings when the earnings effect of the hedged cash flows is recognized. Changes in the fair value of derivatives in qualifying fair value hedge accounting relationships are included in the determination of net earnings along with the change in fair value of the hedged item. The determination of whether a derivative qualifies for hedge accounting requires judgment about the application of Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires contemporaneous documentation of the Company’s hedge relationships. Such documentation includes the nature of the risk being hedged; identification of the asset or cash flow, or the group of assets or cash flows, that share the risk exposure that is designated as being hedged; and the selection of the instrument that will be used to hedge the identified risk and the method used to assess the effectiveness of the hedge.

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

One measure of our exposure to interest rate risk is shown in the following table which sets forth the repricing frequency of our major assets and liabilities as of March 31, 2006. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, scheduled principal payments and estimated prepayments. Repricing of liabilities is based upon the contractual maturities, estimated decay rates for core deposits, and the earliest repricing opportunity for variable and floating rate instruments. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used, or if actual experience differed from that assumed.

	March 31, 2006
	3 Months Or Less	More than 3 Months to 6 months	More than 6 Months to 12 Months	More than 12 Months to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Interest–earning assets:
Cash, investment securities and FHLB stock (1)	$11,004	4,750	20,000	30,700	—	98,500	164,954
Loans, leases and mortgage-backed securities: (1)
Mortgage-backed securities (2)	23,187	29,875	35,269	124,584	13,678	2,877	229,470
Loans and leases receivable, net (2)	1,964,358	281,368	322,832	840,706	270,845	160,465	3,840,574

Total loans, leases and mortgage-backed securities	1,987,545	311,243	358,101	965,290	284,523	163,342	4,070,044

Total interest earning assets	1,998,549	315,993	378,101	995,990	284,523	261,842	4,234,998
Non-interest-earning assets	—	—	—	—	—	105,792	105,792

Total assets	$1,998,549	315,993	378,101	995,990	284,523	367,634	4,340,790

Interest–bearing liabilities:
Fixed maturity deposits	$363,216	539,274	216,033	162,531	76,211	10,254	1,367,519
Core deposits (3)	344,761	343,365	686,730	—	—	314,934	1,689,790

Total deposits	707,977	882,639	902,763	162,531	76,211	325,188	3,057,309
Borrowings (4)	347,000	170,000	265,000	40,000	—	—	822,000
Junior subordinated debentures (5)	—	—	—	—	—	56,702	56,702

Total interest–bearing liabilities	1,054,977	1,052,639	1,167,763	202,531	76,211	381,890	3,936,011
Non-interest bearing liabilities	—	—	—	—	—	41,048	41,048
Equity	—	—	—	—	—	363,731	363,731

Total liabilities and stockholders’ equity	$1,054,977	1,052,639	1,167,763	202,531	76,211	786,669	4,340,790

Interest sensitivity gap	$943,572	(736,646)	(789,662)	793,459	208,312	(419,035)	—
Cumulative interest sensitivity gap	943,572	206,926	(582,736)	210,723	419,035	—	—
Cumulative interest sensitivity gap as a percentage of total assets	21.74%	4.77	(13.42)	4.85	9.65	—
Cumulative interest–earning assets as a percentage of cumulative interest-bearing liabilities	189.44	109.82	82.21	106.06	111.79	107.60

(1)	Based upon contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)	Projected average constant prepayment rates (CPR) for the next twelve months are 20%.
(3)	Assumes 100% of interest-bearing core deposits are subject to repricing in year one. Non-interest bearing deposits are classified in the “More than 5 Years” category.
(4)	Putable borrowings are presented based upon their contractual maturity date.
(5)	Based on contractual maturity

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

We forecast our net interest income for the next twelve months, and our NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this “base case” has been established, we subject our balance sheet to instantaneous and sustained rate changes to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. Our model provides forecasts of net interest income and NPV for each of those rate change scenarios. The table below indicates the results of our internal modeling of our balance sheet as of March 31, 2006 and 2005. The internal calculation of our sensitivity to changes in interest rates would vary substantially if different assumptions were used, or if our customers’ responses to changes in interest rates resulted in changes in the structure of our balance sheet.

	March 31, 2006		March 31, 2005
	Percentage Change
Change in Interest Rates (basis points)	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio value (2)
+200	(4.17)%	(9.40)	1.22	(3.68)
+100	(0.14)	(4.18)	0.84	(1.24)
-100	(0.89)	2.58	(1.63)	0.04
-200	(5.52)	4.08	(5.97)	(0.18)

(1)	This percentage change represents the impact to net interest income for a one-year period assuming we do not change the structure of our balance sheet.
(2)	This percentage change represents the NPV for us assuming no changes to the structure of our balance sheet.

The results from the asset/liability model indicate that net interest income would come under greater downward pressure from upward shocks than it would have one year ago. Additionally, the net portfolio value of equity would be more adversely impacted in rising rates than one year ago. The reasons for this include the following:

•	The short-end of the yield curve has risen by approximately 200 basis points in the past year creating a virtually flat yield curve. Most of the Bank’s liabilities are priced, and derive their market values, off of the shorter end of the yield curve. With the increase in the short end of the curve, we have experienced increasing funding costs, which when shocked further in our interest rate risk model, are anticipated to increase faster than many of the Bank’s earning assets (hybrids, fixed rate products, and adjustable rate products that have periodic caps) are able to increase during the course of the year.

•	With the rising rate environment, we have experienced a slowing in prepayment activity on hybrids from an average CPR of 34% in fiscal 2005 to a CPR of 26% in fiscal 2006. During the final quarter of fiscal 2006, the CPR on the hybrids which comprise a large portion of our loan portfolio averaged 20%. Slowing loan prepayments reduce the ability for cash flows to be reinvested during periods of rising rates constraining growth in interest income and negatively impacting the market values of those loans.

•	Depositors have shifted from core deposit accounts to certificate accounts (“CDs”). At March 31, 2006, CDs accounted for 45% of total deposits compared to 35% at March 31, 2005. Core deposit products generally have administered rates that respond slower to rising rates providing greater interest income protection. Additionally, core deposits are ascribed with an intangible value that is enhanced during periods of rising interest rates.

During the past year we have changed the modeling assumptions for our interest bearing core deposit products. While core deposit accounts are anticipated to exhibit less sensitivity to rate changes than either CDs or fixed rate borrowings, it is anticipated that they will exhibit greater sensitivity to upward movements in rates at March 31, 2006 than one-year earlier. The increase in the general level of short-term interest rates resulting from the Federal Reserve’s tightening of monetary policy beginning in June 2004 has increased the differential between rates paid on CDs and interest-bearing core deposits providing depositors with a greater opportunity to increase returns by transferring from core deposits to CDs. Our assumption of increased rate sensitivity for our core deposits is also based upon changes in the general competitive environment. We are continuing to see increasing rate driven competition for our deposit customers in the form of competitors’ promotional offerings on CDs and higher-rate money market accounts throughout the year. Throughout the year we will continue to make every effort to increase our deposit base through reasonable rate negotiation and promotional offerings.

Our modeling indicates increased sensitivity to the NPV of equity at March 31, 2006 compared to March 31, 2005. The factors discussed above affecting the sensitivity of earnings have contributed to the increased sensitivity of NPV. The slowing prepayments on our hybrid products combined with the shift in deposits from core deposits, with an assumed intangible asset value, to CDs, not assumed to have an intangible asset value, have contributed to the increased sensitivity.

Results of Operations

Overview

Assets

Total assets increased $429.7 million or 11% during fiscal 2006 to $4.34 billion. Subsequent to our March 31, 2006 earnings release dated April 24, 2006, we reclassified our March 31, 2006 balance sheet, reducing prepaid expenses and other assets and deposits by $8.0 million. The increase in total assets reflects a $408.2 million or 12% increase in loans and leases receivable, net. The $408.2 million increase in loans and leases receivable, net, is comprised of a $456.2 million or 27% increase in the Four-Cs and a $49.8 million or 36% increase in residential multi-family loans, partially offset by a $92.0 million reduction in one-to-four family residential mortgages reflecting our continued emphasis on the higher yielding Four-Cs loan products. That emphasis is further demonstrated by the origination figures in the following table:

	Year Ended March 31,
	2006		2005		2004
	Amount	Percentage of total Originations	Amount	Percentage of total Originations	Amount	Percentage of total Originations
	(Dollars in thousands)
Construction and Land	$1,381,762	49%	$1,362,879	55%	$1,254,181	58%
Commercial Real Estate	265,950	10	164,294	7	168,562	8
Consumer	254,437	9	243,418	10	164,752	8
Commercial Loans and Leases	481,341	17	294,575	12	229,221	10

Subtotal – Four Cs	2,383,490	85	2,065,166	84	1,816,716	84
Residential and Other (1)	434,611	15	392,020	16	349,922	16

Total Originations	$2,818,101	100%	$2,457,186	100%	$2,166,638	100%

(1)	Includes 1-4 family and multi-family.

The net disbursed balance of the Four-Cs increased $456.2 million between March 31, 2005 and 2006 and $330.4 million between March 31, 2004 and 2005. At March 31, 2006, the aggregate disbursed balance of the Four-Cs was $2.17 billion or 56% of loans and leases receivable, net compared to $1.71 billion or 50% of loans and leases receivable, net at March 31, 2005.

We are continuing to allocate our capital first to supporting our strong Four-Cs loan growth and secondly to maintaining a consistent upward progression in our quarterly cash dividend based on a targeted dividend payout ratio of approximately 30 percent of earnings. It has been our policy that excess capital above our targeted capital to assets ratio range of approximately 8.25% - 8.50% be made available to our stock repurchase program. See “Part II Item 5 — Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We believe that utilizing excess capital to repurchase our common stock is preferable to growing our securities portfolio or increasing our portfolio of lower yielding one-to-four family residential mortgages. Reflecting that philosophy, we have established an internal guideline of limiting securities as a percentage of total assets to no more than 10 percent. At March 31, 2006, securities represented 7% of total assets and averaged 8% of total average assets for fiscal 2006. We also are seeking to hold our one-to-four family residential mortgages relatively flat in absolute dollar terms.

Liabilities

Deposits increased $321.4 million or 12% during fiscal 2006 to $3.06 billion. Reflecting a widening rate differential between CDs and interest-bearing liquid accounts arising from increases in the general level of interest rates, our CD balances increased $416.6 million or 44% during fiscal 2006, while core deposits decreased $95.2 million. At March 31, 2006, core deposits of $1.69 billion represented 55% of the total deposits compared to $1.78 billion or 65% of total deposit one year ago.

During fiscal 2006, we issued $25.8 million of junior subordinated debentures in addition to the $30.9 million issued during fiscal 2005. The proceeds from the issuance of the junior subordinated debentures were used as a funding vehicle for Diversified Builder Services, Inc. as well as for general corporate purposes. See “Part 1 Item 1 — Description of Business — Sources of Funds-Junior Subordinated Debentures” and “Regulation and Supervision — Federal Savings Institution Regulation” and “Liquidity and Capital Resources” within this section.

The $52.6 million increase in FHLB advances and other borrowings during fiscal 2006 reflects the need for additional funding for our Four-Cs loan growth.

Additionally, we entered into an unsecured revolving line of credit in the amount of $40.0 million with a commercial bank. At March 31, 2006, $13.0 million was available under the $40.0 million line of credit. The line of credit is being used primarily as a funding vehicle for DBS to finance its builder service operations, as well as for general corporate purposes. Subsequent to March 31, 2006, the line of credit was increased to $50.0 million.

Stockholders’ Equity

Total stockholders’ equity increased from $336.9 million or 8.61% of total assets at March 31, 2005 to $363.7 million or 8.38% of total assets at March 31, 2006. At March 31, 2006, we were within our 8.25% - 8.50% target range, while at March 31, 2005, we were slightly above that range. Consistent with our philosophy of favoring share repurchases over increasing our investment in securities, during fiscal 2006, we repurchased 783,960 shares at a weighted average price of $29.79 per share. We also increased our quarterly cash dividend by 13% to $0.17 per share effective with our dividend paid in March 2006. Our dividend payout ratio for fiscal 2006 was 30%. See “Part II Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Operating Results

Our net income for fiscal 2006 totaled $52.1 million or $2.10 per diluted share, up from $45.8 million or $1.81 per diluted share for fiscal 2005, and $40.9 million or $1.63 per diluted share for fiscal 2004.

The increase in our net income between fiscal years was primarily attributable to an increase in net interest income arising from growth in average interest-earning assets. While total non-interest income between fiscal years remained essentially unchanged, the components of total non-interest income changed as follows:

•	Deposit and related fees increased with the growth in transaction accounts.

•	Trust, investment and insurance fees increased with the growth in assets under custody or management.

•	Other non-interest income increased primarily due to a non-recurring non cash credit relating to our interest rate swaps.

•	The above mentioned increases in non-interest income were offset by lower gains on sales of investment securities.

Partially offsetting the increase in net interest income was an increase in the provision for loan and lease losses attributable to portfolio growth and an increase in general and administrative expense attributable principally to compensation and benefits expense.

Net Interest Income

Net interest income is the difference between the interest and dividends earned on loans and leases, and securities (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”). The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principal items affecting net interest income.

Our net interest income totaled $170.5 million in fiscal 2006, up $15.1 million or 10% from fiscal 2005. Net interest income increased $21.3 million or 16% between fiscal 2004 and 2005. These increases were primarily attributable to increases in average interest-earnings assets of $162.1 million or 4% between fiscal 2005 and 2006 and $520.6 million or 16% between fiscal 2004 and 2005. Net interest spread expanded 16 basis points between fiscal 2005 and 2006 to 4.25%, due to the continued growth in our higher yielding Four-Cs coupled with strong growth in deposits, which continue to provide a more cost effective source of funding than do other borrowings.

Net interest spread contracted by 1 basis point between fiscal 2004 and 2005. This relatively unchanged spread occurred during a period when short-term market interest rates were rising. The company was able to maintain a funding cost stability through growth in core deposits. Loan and asset yields remained relatively stable between fiscal 2004 and 2005 due to the impact of current repricing indices (e.g. Prime) being offset by the impact of lagging indices (e.g. COFI and 12 CMT ). See “Item 1. Business – Lending Activities”, for details of loan portfolio repricing characteristics.

Net interest income for all periods presented reflects the reclassification of loan prepayment fees and amortization of extension fees from loan and servicing fees to interest income on loans and leases receivable.

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

Average Balance Sheets

The following table sets forth certain information relating to us for the years ended March 31, 2006, 2005 and 2004. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees that are considered adjustments to yields.

	Year Ended March 31,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$9,120	$425	4.66%	$6,163	$228	3.70%	$24,651	$215	0.87%
Investment securities, net	65,646	2,362	3.60	67,656	2,211	3.27	73,412	2,591	3.53
Mortgage-backed securities, net	238,216	9,479	3.98	263,136	9,944	3.78	241,605	9,219	3.82
Collateralized mortgage obligations, net (2)	—	—	—	—	—	—	2,532	(327)	(12.91)
Loans and leases receivable, net (1)	3,503,984	245,435	7.00	3,312,790	199,449	6.02	2,801,246	170,576	6.09
FHLB stock	39,542	1,845	4.67	44,633	1,855	4.16	30,374	1,170	3.85

Total interest–earning assets	3,856,508	259,546	6.73	3,694,378	213,687	5.78	3,173,820	183,444	5.78
Non-interest–earning assets	157,467			130,332			107,443

Total assets	$4,013,975			$3,824,710			$3,281,263

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand accounts	$288,025	—	—	$249,622	—	—	$184,762	—	—
Interest-bearing demand accounts	443,166	2,576	0.58	526,667	3,796	0.72	619,375	6,177	1.00
Savings accounts	170,869	555	0.32	170,493	504	0.30	152,423	523	0.34
Money market accounts	865,202	21,105	2.44	742,246	12,077	1.63	535,283	7,229	1.35
Certificate accounts	1,059,621	37,369	3.53	902,704	23,557	2.61	875,916	22,841	2.61

Total deposits	2,826,883	61,605	2.18	2,591,732	39,934	1.54	2,367,759	36,770	1.55
FHLB advances and other borrowings	725,476	24,742	3.41	834,435	17,375	2.08	566,022	12,559	2.22
Junior subordinated debentures	44,839	2,696	6.01	15,509	951	6.13	—	—	—

Total interest-bearing liabilities	3,597,198	89,043	2.48	3,441,676	58,260	1.69	2,933,781	49,329	1.68

Non-interest-bearing liabilities	68,690			51,498			47,065

Total liabilities	3,665,888			3,493,174			2,980,846
Stockholders equity	348,087			331,536			300,417

Total liabilities and stockholders equity	$4,013,975			$3,824,710			$3,281,263

Net interest income		$170,503			$155,427			$134,115

Net interest spread			4.25			4.09			4.10
Net interest margin			4.42			4.21			4.23
Ratio of interest-earning assets to Interest-bearing liabilities	107.21%			107.34%			108.18%

(1)	We have included interest income from non-accrual loans and leases only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans.
(2)	During fiscal year ended March 31, 2004, our CMO portfolio completely paid off primarily due to the very high level of prepayments resulting from the low interest rate environment. The ($327,000) of interest earned represents the accelerated amount of premium amortization in excess of interest collected.

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

	Year Ended March 31, 2006 Compared to Year Ended March 31, 2005				Year Ended March 31, 2005 Compared to Year Ended March 31, 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$109	60	28	197	(161)	697	(523)	13
Investment securities, net	(66)	224	(7)	151	(203)	(192)	15	(380)
Mortgage-backed securities, net	(942)	527	(50)	(465)	822	(99)	2	725
Collateralized mortgage obligations, net	—	—	—	—	327	—	—	327
Loans and leases receivable, net (1)	11,510	32,602	1,874	45,986	31,150	(1,943)	(334)	28,873
FHLB stock	(212)	228	(26)	(10)	549	93	43	685

Total interest-earning assets	10,399	33,641	1,819	45,859	32,484	(1,444)	(797)	30,243

Interest-bearing liabilities:
Demand deposit accounts	(602)	(734)	116	(1,220)	(714)	(305)	(1,362)	(2,381)
Savings accounts	1	50	—	51	61	(68)	(12)	(19)
Money market accounts	2,001	6,028	999	9,028	2,794	1,483	571	4,848
Certificate accounts	4,095	8,278	1,439	13,812	699	(3)	20	716
FHLB advances and other borrowings	(2,269)	11,083	(1,447)	7,367	5,959	(780)	(363)	4,816
Junior subordinated debentures	1,798	(18)	(35)	1,745	951	—	—	951

Total interest-bearing liabilities	5,024	24,687	1,072	30,783	9,750	327	(1,146)	8,931

Change in net interest income	$5,375	8,954	747	15,076	22,734	(1,771)	349	21,312

(1)	We have included interest income from non-accrual loans and leases only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans.

Provision for Loan and Lease Losses

We recorded a $6.4 million provision for loan and lease losses during fiscal 2006 compared to provisions of $2.7 million in both fiscal 2005 and fiscal 2004. The increase in our provision for loan and lease losses in 2006 reflects the very strong growth in our Four-Cs loan portfolio. See “Lending Activities — Allowance for Loan and Lease Losses”.

Non-Interest Income

Our total non-interest income was $23.7 million for fiscal 2006 and fiscal 2005 and $21.9 million for fiscal 2004. The significant components of total non-interest income were as follows:

Deposit and Related Fees

Deposit and related fees totaled $12.8 million in fiscal 2006, up $2.3 million from fiscal 2005 and $2.7 million from fiscal 2004. These increases reflect the continued growth in our core deposits and the related transaction fee income.

The following table presents a breakdown of deposit and related fees for the fiscal years indicated.

	2006	2005	2004
	(Dollars in thousands)
Monthly maintenance and deposit related service fees	$10,778	8,336	7,692
Automated teller machine (“ATM”) fees	1,736	1,950	2,096
Other fees	258	228	239

Total deposit and related fees	$12,772	10,514	10,027

The reduction in ATM fees from fiscal 2004 to fiscal 2005 and 2006 reflects our waiver of certain fees associated with the use of other institutions’ ATM machines by our customers. This reflects our strategy of seeking to reduce or eliminate all barriers to customers establishing transaction accounts with us, given the very mobile nature of those residing in the markets we serve.

Loan and Servicing Fees

Loan and servicing fees totaled $2.3 million for fiscal 2006, a decrease of $65,000 from fiscal 2005 and $981,000 from fiscal 2004. Our portfolio of loans serviced for others was $99.2 million, $121.3 million and $119.6 million at March 31, 2006, 2005 and 2004, respectively.

The following table presents a breakdown of loan and servicing fees for the years indicated:

	2006	2005	2004
	(Dollars in thousands)
Loan servicing fees	$2,442	2,540	3,512
Amortization of MSR	(48)	(32)	(58)
Impairment of MSR	(47)	(96)	(126)

	$2,347	2,412	3,328

At March 31, 2006, our MSR asset was $283,000.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees increased to $4.6 million for fiscal 2006 compared to $4.4 million for fiscal 2005 and $3.8 million for fiscal 2004. Assets under custody, management or advisory were $672.0 million, $514.2 million and $374.0 million at March 31, 2006, 2005 and 2004, respectively. Assets under management at March 31, 2006, include $333.7 million managed by Glencrest, which includes $181.2 million of assets generated by Glencrest with the remainder representing assets generated by the Bank’s Trust Department. Additionally, Glencrest has assets under advisory of $192.0 million as of March 31, 2006 as compared to $131.3 million at March 31, 2005 and $1.8 million at March 31, 2004.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. The Four-Cs have consistently comprised in excess of 80% of total originations and those four product types are originated for portfolio as opposed to sale. Additionally, we retain for portfolio virtually all adjustable rate residential mortgages we originate. Accordingly, the principal balances of loans sold during fiscal 2006, 2005 and 2004 were $16.2 million, $30.7 million and $42.2 million, respectively. This activity generated net gains on sales of $180,000, $321,000 and $809,000 for fiscal 2006, 2005 and 2004, respectively.

Gain on Sale of Securities

We generally follow a “buy and hold” strategy with respect to our securities portfolio. While the overwhelming majority of our securities portfolio is classified as “available for sale”, sales activity has been and is expected to continue to be infrequent. Securities with cost bases aggregating $393,000, $3.2 million and $75.8 million were sold for fiscal 2006, 2005 and 2004, respectively, generating gain on sales of securities of $923,000 for fiscal 2006 compared to $4.8 million for fiscal 2005 and $1.8 million for fiscal 2004.

The sales during fiscal 2006 consisted entirely of an investment in a single equity security, the entire balance of which was sold prior to September 30, 2005. The sales during fiscal 2005 were comprised of a portion of our investment in the above mentioned single equity security. We also sold a portion of our investment in this security during fiscal 2004, at a gain of $4.2 million. As a result of the strong price appreciation of this security, prudent risk diversification required that the investment be reduced incrementally. We no longer hold any investment in this equity security. The $1.8 million net gain for fiscal 2004 included a $2.6 million loss on sale of $38.0 million of investment grade trust preferred securities.

Other Non-Interest Income

Our other non-interest income was $2.9 million for fiscal 2006 compared to $1.3 million for fiscal 2005 and $2.2 million for fiscal 2004. The $2.9 million for fiscal 2006 included a $1.4 million non-cash credit associated with the interest rate swaps described below under “Financial Derivatives”. The $2.2 million for fiscal 2004 included a $1.3 million non-recurring increase in cash surrender value of split-dollar life insurance policies that we own. The non-interest income arising from increases in cash surrender value during fiscal 2006, 2005 and 2004 was $300,000, $632,000 and $1.7 million, respectively. At March 31, 2006, our balance sheet includes total cash surrender value of $4.4 million included in other assets.

Non-Interest Expense

Non-interest expense increased from $80.2 million for fiscal 2004 to $90.6 million for fiscal 2005 and $95.0 million for fiscal 2006. General and administrative expense increased from $79.9 million or 2.44% of average assets for fiscal 2004 to $90.5 million or 2.37% of average assets for fiscal 2005 and $95.0 million or 2.37% of average assets for fiscal 2006. While our balance sheet, which is primarily comprised by Four-Cs and core deposits, generates higher levels of net interest income than would a balance sheet comprised by residential mortgage loans and CDs, our higher margin business is also more cost intensive, particularly with respect to staffing and compensation levels. The relationship between net revenue (net interest income plus non-interest income) and operating costs expended to generate that revenue is measured by our efficiency ratio. Our efficiency ratio was 48.89% for fiscal 2006 compared to 50.51% for fiscal 2005 and 51.21% for fiscal 2004. These efficiency ratios indicate that the growth in our net revenue has exceeded the growth in operating costs. Excluding gains on sales of securities and the non-cash credit relating to the interest rate swaps, our efficiency ratio improved to 49.49% for fiscal 2006 from 51.89% for fiscal 2005 and from 51.80% for fiscal 2004.

We expect our efficiency ratio to improve in the future, since over the past several years, it has been necessary for us to incur infrastructure costs to support the increased volumes of higher margin business in advance of those volumes being generated.

Compensation and Benefits

Compensation and benefits expense accounted for $3.4 million or 75% of the $4.5 million increase in general and administrative expense between fiscal 2005 and 2006 and $4.6 million or 43% of the $10.6 million increase in general and administrative expense between fiscal 2004 and fiscal 2005. These increases reflect increases in both the number and compensation levels of staff required to support our higher margin lending (Four-Cs) and deposit gathering (core deposits) activities, offset by a significant reduction of Employee Stock Ownership Plan (“ESOP”) expense in 2006.

The increases in compensation and benefits also reflect the Bank’s opening of two new full-service retail branches during fiscal 2006 and three new full-service retail branches during fiscal 2005. Included in compensation and benefits expense for fiscal 2006, 2005 and 2004, respectively are non-cash charges of $4.3 million, $10.4 million and $10.2 million associated with the Bank’s ESOP and Supplemental Executive Retirement Plan (“SERP”). Our SERP serves only to deliver benefits that would otherwise be reduced below the level available to all other employees of the Company because of salary limitations imposed by law on our “qualified” benefit plans. The amounts charged to expense under these plans move upward or downward with changes in the market price of our common stock. For the year ended March 31, 2006, ESOP expense of $2.3 million was based on 76,974 shares being amortized through the nine months ended December 31, 2005, a 73% reduction from the amortization level for fiscal 2005. All shares under the original ESOP established in 1996 had been allocated by December 31, 2005. The ESOP will be continued at least through calendar 2006 on a year-to-year basis through the purchase of additional shares of our stock throughout the year. Accordingly, there was $875,000 of ESOP expense accrued in the quarter ended March 31, 2006. We expect quarterly ESOP expense to approximate this level throughout calendar year 2006. Also in fiscal 2006, we accrued $3.6 million for our 2004 Equity Based Long Term Incentive Plan wherein employees were granted performance based restricted stock awards and Board members were granted service based restricted stock awards. The awards in this plan were accounted for under FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB No. Statement No. 123” (“SFAS 123R”) which we implemented in April 2005.

Marketing and Professional Services

The increase in marketing and professional services expense from $8.0 million for fiscal 2004 to $10.0 million for fiscal 2005 and $11.2 million for fiscal 2006 was attributable to the marketing efforts associated with new full service branch office openings and an increase in expenditures associated with increased marketing efforts directed toward the Hispanic segments of the communities we serve.

Other General and Administrative Expense

Our other general and administrative expense was $12.0 million for fiscal 2004, $14.1 million for fiscal 2005 and $13.8 million for fiscal 2006. The $336,000 decrease between fiscal 2005 and 2006 was primarily attributable to lower correspondent bank service charges in fiscal 2006 and in fiscal 2005 a charge-off of a Community Reinvestment Act (“CRA”) investment and interest charges associated with the filing of amended tax returns. These items were partially offset by $684,000 of additional operational expenses primarily due to the growth in our deposit portfolio and the number of transaction accounts. Transaction accounts increased from 68,207 at March 31, 2005 to 69,860 at March 31, 2006.

The $2.1 million increase between fiscal 2004 and 2005 was primarily attributable to an increase in correspondent bank service charges, office supplies and equipment for our three new full service branch offices, and the aforementioned CRA charge-off and amended tax returns charges.

Income Taxes

Income taxes were $40.8 million for fiscal 2006 compared to $40.2 million for fiscal 2005 and $32.1 million for fiscal 2004. The effective income tax rates were 43.9%, 46.7% and 44.0% for fiscal 2006, 2005 and 2004, respectively. The increase in our effective tax rate in fiscal 2005 compared to fiscal 2004 was primarily due to the permanent difference associated with our ESOP, whereby the difference between the fair value of the ESOP shares allocated each year over the cost basis of those shares is not deductible for federal and state income tax purposes. The decrease in our effective tax rate in fiscal 2006 compared to fiscal 2005 reflects the reduction in shares amortized under our ESOP as noted above under Compensation and Benefits, resulting in a reduced permanent tax difference.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2006 cash and short-term investments totaled $58.8 million.

Effective July 11, 2001 the OTS adopted a rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.

Our internal policy is to maintain cash and readily marketable debt securities with final maturities of one year or less equal to approximately three percent of total deposits, FHLB advances and other borrowings maturing within one year (our “defined liquidity ratio”). At March 31, 2006, our defined liquidity ratio was 3.68%. Our defined liquidity ratio averaged 3.48% for fiscal 2006. In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity. At March 31, 2006, our largest core deposit relationship was $33.6 million and our ten largest core deposit relationships aggregated $118.9 million. As an additional component of liquidity management, we seek to maintain sufficient mortgage and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of total assets. At March 31, 2006, our immediate borrowing capacity was $319.8 million or 7.5% of the Bank’s total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window. As of March 31, 2006, our borrowing capacity at the Federal Reserve Bank was approximately $13.0 million.

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

Cash flows provided by operating activities were $60.8 million, $43.1 million and $35.5 million for fiscal 2006, 2005 and 2004, respectively. This increase in net cash provided by operating activities from $43.1 million in fiscal 2005 to $60.8 in fiscal 2006 was primarily due to the following items:

•	A $6.3 million increase in net earnings between fiscal 2005 and 2006.

•	A $6.3 million increase in loan and lease fees collected, which is primarily due to the 15% increase in loan originations from fiscal 2005 to 2006.

•	The above increases were partially offset by $4.2 million decrease in gains on sale of loans, mortgage-backed securities available for sale, real estate and property and equipment between fiscal 2006 and 2005.

The increase in net cash provided by operating activities from $35.5 million in fiscal 2004 to $43.1 million in fiscal 2005 was primarily due to the increase in net earnings and a smaller decrease in accrued expenses and other liabilities, partially offset by a larger decrease in prepaid assets.

Cash flows used in investing activities were $416.4 million, $258.1 million and $509.2 million for fiscal 2006, 2005 and 2004, respectively. Net cash used in investing activities consists primarily of disbursements for loan and lease originations and purchases and securities purchases, offset by principal collections on loans, leases and proceeds from maturation and paydowns on securities.

The increase in net cash used in investing activities from $258.1 million in fiscal 2005 to $416.4 million in fiscal 2006 was primarily due to the following items:

•	A $375.4 million increase in the origination of loans and leases held for investment in fiscal 2006 as compared to fiscal 2005, reflecting the robust economic activity and real estate development taking place in the markets in which we operate.

•	A $240.2 million decrease in purchases of loans held for investment reflecting our strategy of placing our loan growth focus on the Four Cs, and increasing our one-to-four family residential loan origination capabilities as the primary means of stabilizing the one-to-four portfolio. During fiscal 2006 our loan purchases have been primarily in the multi-family loan category. During fiscal 2004 and 2005, loan purchases were primarily in the one-to-four family residential loan category.

•	A $39.8 million increase in purchases of investment securities and mortgage-backed securities available for sale to offset paydowns and maintain a portfolio level consistent with our liquidity strategy.

•	A $6.7 million decrease in proceeds from the sale and maturity of investment securities available for sale.

The decrease in net cash used in investing activities from $509.2 million in fiscal 2004 to $258.1 million in fiscal 2005 is primarily due to the decrease in purchases of loans held for investment, partially offset by an increase in loan originations.

Cash flows provided by financing activities were $369.6 million, $199.7 million and $483.5 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The increase in net cash provided by financing activities from $199.7 million in fiscal 2005 to $369.6 million in fiscal 2006 was primarily due to the following items:

•	A $134.8 million increase in the use of FHLB advances and other borrowings in fiscal 2006 as compared to fiscal 2005.

•	An increase in deposit growth from $280.9 million for fiscal 2005 to $321.4 million for fiscal 2006.

The decrease in net cash provided by financing activities from $483.5 million in fiscal 2004 to $199.7 million in fiscal 2005 was primarily due to a decrease in the use of FHLB advances and other borrowings, partially offset by an increase in deposits and the issuance of junior subordinated debentures.

Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits, FHLB advances and other borrowings provide a readily available source of liquidity. As of March 31, 2006 and 2005, the Bank had maximum borrowing capacity from the FHLB of San Francisco of $1.08 billion and $1.53 billion, respectively. Based upon pledged collateral in place, the available borrowing capacity was $319.8 million and $351.9 million at March 31, 2006 and 2005, respectively.

We also have the ability to borrow funds under reverse repurchase agreements collateralized by securities and revolving lines of credit from a commercial bank.

We had zero borrowings under reverse repurchase agreements outstanding at March 31, 2006 and 2005.

We had an unsecured revolving line of credit in the amount of $40.0 million with a commercial bank as of March 31, 2006. The line of credit had an outstanding balance of $13.0 million. Subsequent to March 31, 2006, the revolving line of credit with the commercial bank was increased to $50.0 million.

Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window. As of March 31, 2006, our borrowing capacity at the Federal Reserve Bank was approximately $13.0 million.

At March 31, 2006, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $349.6 million, or 8.24% of adjusted total assets, which is above the required level of $63.7 million, or 1.5%; core capital of $349.6 million, or 8.24% of adjusted total assets, which is above the required level of $169.8 million, or 4.00%; and total risk-based capital of $384.5 million, or 10.90% of risk-weighted assets, which is above the required level of $282.3 million, or 8.00%. See “Item 1 — Business — Regulation and Supervision — Federal Savings Institution Regulation.”

At March 31, 2006, we had no material contractual obligations or commitments for capital expenditures. At March 31, 2006, we had outstanding commitments to originate and purchase loans of $152.4 million and none, respectively, compared to $118.1 million and none, respectively, at March 31, 2005. Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At March 31, 2006 and 2005, we had standby letters of credit of $39.2 million and $34.6 million, respectively. We anticipate that we will have sufficient funds available to meet our commitments. At March 31, 2006 and 2005, we had no outstanding commitments to purchase securities. See “Item 1 — Business — General.” Certificate accounts that are scheduled to mature in less than one year from March 31, 2006 totaled $1.12 billion. We expect that we will retain a substantial portion of the funds from maturing CDs at maturity either in CDs or liquid accounts. The low interest rate environment during fiscal 2004 and the early stages of fiscal 2005 resulted in a reduction in the differential between CDs and more liquid instruments such as money market accounts. Accordingly, a portion of our maturing CDs were reinvested by customers into more liquid accounts until such time as the rate differential between CDs and liquid accounts increased. During the later stages of fiscal 2005 and throughout fiscal 2006, in response to the increases in short-term interest rates initiated by the Federal Reserve, as well as competitive market forces, rates on CDs have increased disproportionately to those of more liquid accounts. As a result, we have seen a shift in customer behavior back towards CDs. We anticipate that this shift in consumer preference will continue as and to the extent general market conditions create continued widening of the rate differential between CDs and liquid accounts

Contractual Obligations and Other Commitments

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

We receive collateral to support commitments for which collateral is deemed necessary. The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with us.

We have entered into two interest rate swaps, in which we pay a fixed interest payment and receive a floating interest payment. These interest rate swaps were entered in connection with the two issuances of our junior subordinated debentures.

Aggregate contractual obligations

The following table summarizes our material contractual obligations at March 31, 2006. The payment amounts represent those principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

Further discussion of the nature of each obligation is included in the referenced notes to the consolidated financial statements.

	Item 8 Note Reference	Within 1 Year	1 to 3 years	3 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Certificates of deposit	10	$1,117,585	163,469	76,211	10,254	1,367,519
FHLB advances	11	755,000	15,000	25,000	—	795,000
Promissory note	11	27,000	—	—	—	27,000
Junior subordinated debentures	12	—	—		56,702	56,702
Operating leases	19	1,597	2,981	2,217	4,766	11,561
Commitments to originate Loans and leases:
Fixed rate	20	16,302	—	—	—	16,302
Variable rate	20	136,049	—	—	—	136,049

Total		$2,053,533	181,450	103,428	71,722	2,410,133

Undisbursed loan commitments:	Balance
(Dollars in thousands)
Construction	$596,198
Consumers	209,745
Commercial	178,654
Letter of credit	39,218

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

Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company may enter into financial derivatives in order to seek to mitigate exposure to interest rate risks related to specific interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, mitigate interest rate risk inherent in specific financial instruments. To date, our derivatives activities have been limited to two pay-fixed, receive floating interest rate swaps entered into in connection with our two issuances of junior subordinated debentures. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we analyze the costs and benefits of the hedge in comparison to other viable alternative strategies.

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

Concurrent with the issuance of floating rate junior subordinated debentures during September 2004 and 2005, we entered into two interest rate swaps with notional amounts aggregating $40.0 million. These swaps were designed to hedge the cash flows associated with the debentures against changes in the three month London Interbank Offered Rate (“3 month LIBOR”) to which the interest payments on the debentures are tied. From an economic standpoint, these swaps are expected to continue to be fully effective in hedging the floating rate nature of the debt against changes in 3 month LIBOR. At inception, these swaps were documented and designated as cash flow hedges using the “short-cut” method provisions of SFAS 133. During the quarter ended March 31, 2006, a clarification of the documentation requirements of SFAS 133 resulted in a determination that because of an interest deferral provision contained in the debt securities, the use of the “short-cut” method for establishing a cash-flow hedging relationship was not appropriate. During March 2006, we redesignated these swaps for cash flow hedge treatment using the “long-haul” method prescribed by SFAS 133. However, under the provisions of SFAS 133, a non-cash credit of $1.4 million representing the cumulative net increase in the fair value of the swaps from inception through the February 2006 date on which the “long-haul” documentation was completed has been included in other non-interest income for the three months ended March 31, 2006 increasing net earnings for fiscal 2006 by $820,000 or $0.03 per diluted share. This non-cash credit will reverse over the remaining terms of the swaps which run through September 2009 and 2010. Other than changes in value associated with hedge ineffectiveness, which we expect to be inconsequential, any future changes in the fair value of the interest rate swaps will not be reflected in the statement of earnings and be recorded directly to equity as a component of other comprehensive income. See “Item 1—Business — Sources of Funds — Junior Subordinated Debentures and Note 12 to the Consolidated Financial Statements”.

The table below shows the notional amounts of our interest rate swap maturities and average rates at March 31, 2006 and 2005.

Interest Rate Swap Maturities and Average Rates

As of March 31, 2006

	2009		Fair Value (3) (4)
	(Dollars in thousands)
Notional Amount	$30,000		1,388
Weighted Average rate paid	6.08%		—
Weighted Average rate received		(1)	—

Interest Rate Swap Maturities and Average Rates

As of March 31, 2006

	2010		Fair Value (3) (5)
	(Dollars in thousands)
Notional Amount	$10,000		340
Weighted Average rate paid	5.98%		—
Weighted Average rate received		(2)	—

(1)	Interest rate received is LIBOR plus 220 basis points. This averaged 6.07 percent during fiscal 2006 and was 6.97 percent at March 31, 2006.
(2)	Interest rate received is LIBOR plus 152 basis points. This average 5.87 percent during fiscal 2006 and was 6.29 percent at March 31, 2006.
(3)	Fair value is as of March 31, 2006.
(4)	At March 31, 2006, net unrealized gain of $63,000 is reported in our consolidated statements of comprehensive earnings. The net change in unrealized gain for the fiscal year ended March 31, 2006 was $(413,000). See “Item 8 - Financial Statements and Supplemental Data — Consolidated Statements of Comprehensive Earnings”.
(5)	At March 31, 2006, net unrealized gain of $30,000 is reported in our consolidated statements of comprehensive earnings. The net change in unrealized gain for the fiscal year ended March 31, 2006 was $30,000. See “Item 8 - Financial Statements and Supplemental Data — Consolidated Statements of Comprehensive Earnings”.

Interest Rate Swap Maturities and Average Rates

As of March 31, 2005

	2009		Fair Value (2) (3)
	(Dollars in thousands)
Notional Amount	$30,000		821
Weighted Average rate paid	6.08%		—
Weighted Average rate received		(1)	—

(1)	Interest rate received is LIBOR plus 220 basis points. This averaged 4.94 percent during fiscal 2005 and was 5.05 percent at March 31, 2005.
(2)	Fair value is as of March 31, 2005
(3)	Net unrealized gain of $476,000 is reported in our consolidated statements of comprehensive earnings. The net change in unrealized gain for the fiscal year ended March 31, 2006 was $476,000. See “Item 8 – Financial Statements and Supplemental Data –Consolidated Statements of Comprehensive Earnings”.

New Accounting Pronouncements

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

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measure of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in fiscal 2004 and we began presenting the new disclosure requirements in our consolidated financial statements for the fiscal year ended March 31, 2004. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. See also the following Note (3) — “Mortgage-Backed Securities.”

In November 2005, FSP FAS No 115-1 and FAS No. 124-1 “The Meaning of Other-Than- Temporary Impairment and its Application to Certain Investments,” was issued. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44. “Recognition of Other than Temporary Impairment upon the Planned Sale of Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP is applicable for the reporting periods beginning after December 15, 2005. We believe that the adoption of this FSP in fiscal 2007 will not materially impact our results of operations, financial condition or related disclosures.

In May 2005, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” (“APB 20”) and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, though early adoption is permitted as of the date this Statement was issued. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”) (as revised by FIN 46R), provides guidance to improve financial reporting for variable interest entities, off-balance sheet structures and similar entities. FIN 46 R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46 R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 R apply to all special purpose entities by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46 R for the variable interest entities that are not special purpose entities are required to be applied by the first reporting period that ends after March 15, 2004. The implementation of FIN 46 R has not had a significant impact on our consolidated financial statements.

The Securities and Exchange Commission (“SEC”) issued guidance in Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate lock commitments initiated after March 31, 2004 and is to be applied prospectively. The implementation of SAB 105 has not had a significant impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS No. 140” (“SFAS 155”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a Qualified Special Purpose Entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS 156”) which amends the guidance in SFAS No. 140. SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS 156 will be effective in the fiscal year beginning January 1, 2007. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,
	2006	2005
	(Dollars in thousands, except share data)
Assets
Cash and equivalents	$58,831	44,844
Investment securities held-to-maturity (estimated fair value of $6,567 and $6,647 at March 31, 2006 and 2005)	6,724	6,736
Investment securities available-for-sale, at fair value	60,092	61,938
Mortgage-backed securities available-for-sale, at fair value	229,470	250,954
Loans held-for-sale	795	1,466
Loans and leases receivable, net (net of allowances for loan and lease losses of $37,126 and $33,302 at March 31, 2006 and 2005, respectively)	3,839,779	3,431,544
Federal Home Loan Bank (FHLB) stock, at cost	39,307	41,839
Accrued interest receivable	21,278	16,413
Assets acquired through foreclosure, net	8,728	—
Property and equipment, net	44,303	30,385
Deferred income tax asset	2,314	—
Prepaid expenses and other assets	29,169	24,942

Total assets	$4,340,790	3,911,061

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$3,057,309	2,735,937
FHLB advances and other borrowings	822,000	769,423
Junior subordinated debentures	56,702	30,928
Deferred income tax liability	—	3,534
Accrued expenses and other liabilities	41,048	34,313

Total liabilities	3,977,059	3,574,135

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 24,493,472 and 24,908,823; outstanding 24,493,472 and 24,782,623 at March 31, 2006 and 2005, respectively	244	248
Additional paid-in capital	175,581	164,536
Retained earnings	195,591	178,288
Unearned stock-based compensation	—	(352)
Treasury stock (0 and 126,200 shares at March 31, 2006 and 2005, respectively)	—	(1)
Accumulated other comprehensive losses	(7,685)	(5,793)

Total stockholders’ equity	363,731	336,926

Total liabilities and stockholders’ equity	$4,340,790	3,911,061

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases receivable	$245,435	199,449	170,576
Mortgage-backed securities	9,479	9,944	9,219
Collateralized mortgage obligations	—	—	(327)
Investment securities and deposits	4,632	4,294	3,976

Total interest income	259,546	213,687	183,444

Interest on deposits	61,605	39,934	36,770
Interest on borrowings	27,438	18,326	12,559

Total interest expense	89,043	58,260	49,329

Net interest income	170,503	155,427	134,115
Provision for loan and lease losses	6,395	2,654	2,725

Net interest income after provision for loan and lease losses	164,108	152,773	131,390

Non-interest income:
Deposit and related fees	12,772	10,514	10,027
Loan and servicing fees	2,347	2,412	3,328
Trust, investment and insurance fees	4,575	4,419	3,806
Gain on sale of loans, net	180	321	809
Gain on sale of securities, net	923	4,771	1,795
Other non-interest income	2,932	1,285	2,153

Total non-interest income	23,729	23,722	21,918

Non-interest expense:
General and administrative:
Compensation and benefits	55,104	51,733	47,179
Occupancy and equipment	14,897	14,654	12,706
Marketing and professional services	11,175	9,985	8,027
Other general and administrative	13,784	14,120	11,990

Total general and administrative	94,960	90,492	79,902
Foreclosed asset operations, net	(6)	75	339

Total non-interest expense	94,954	90,567	80,241

Earnings before income taxes	92,883	85,928	73,067
Income taxes	40,803	40,155	32,118

Net earnings	$52,080	45,773	40,949

Basic earnings per share	$2.13	1.86	1.70

Weighted average shares outstanding for basic earnings per share	24,441,424	24,661,059	24,090,768

Diluted earnings per share	$2.10	1.81	1.63

Weighted average shares outstanding for diluted earnings per share	24,854,837	25,277,331	25,063,509

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Net earnings	$52,080	45,773	40,949

Other comprehensive earnings (losses), net of income tax benefit of $1,139 and $5,152 at March 31, 2006 and 2005, respectively
Change in unrealized gains (losses) on:
Investment securities available-for-sale, at fair value	192	(61)	4,536
Mortgage-backed securities available-for-sale, at fair value	(598)	(3,026)	213
Collateralized mortgage obligations available-for-sale, at fair value	—	—	39
Reclassification of realized securities gains (losses) included in earnings	(785)	(4,503)	836
Reclassification of realized gains on interest rate swaps included in earnings	(1,444)	—	—
Change in fair value of interest rate swaps	1,061	476	—

	(1,574)	(7,114)	5,624
Minimum pension liability adjustment	(548)	689	(51)
Tax benefit on minimum pension liability	230	78	21

Total other comprehensive earnings (losses)	(1,892)	(6,347)	5,594

Comprehensive earnings	$50,188	39,426	46,543

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total
	(Dollars in thousands, except share data)
Balance at March 31, 2003	24,715,827	$208	$131,770	$150,282	$(3,996)	$(92)	$(5,040)	$273,132
Net earnings	—	—	—	40,949	—	—	—	40,949
Purchase of treasury stock	(454,200)	—	(2,159)	(8,409)	—	(3)	—	(10,571)
Change in minimum pension liability	—	—	—	—	—	—	(51)	(51)
Amortization under stock-based compensation plans	—	—	6,518	—	1,875	—	—	8,393
Stock options exercised	660,516	5	4,815	—	—	—	—	4,820
Stock split effected in the form of a stock dividend	—	47	—	(47)	—	—	—	—
Dividends ($0.394 per share for 2004)	—	—	—	(9,587)	—	—	—	(9,587)
Treasury stock retirement	—	(92)	—	—	—	92	—	—
Changes in unrealized gains on securities AFS, net	—	—	—	—	—	—	5,624	5,624
Tax benefit from stock-based compensation/minimum pension liability	—	—	3,641	—	—	—	21	3,662

Balance at March 31, 2004	24,922,143	168	144,585	173,188	(2,121)	(3)	554	316,371
Net earnings	—	—	—	45,773	—	—	—	45,773
Purchase of treasury stock	(1,229,100)	—	(5,842)	(26,909)	—	(9)	—	(32,760)
Change in minimum pension liability	—	—	—	—	—	—	689	689
Amortization under stock-based compensation plans	—	—	8,044	—	1,769	—	—	9,813
Stock options exercised	1,089,580	7	8,976	—	—	—	—	8,983
Stock split effected in the form of a stock dividend	—	84	—	(84)	—	—	—	—
Dividends ($0.550 per share for 2005)	—	—	—	(13,680)	—	—	—	(13,680)
Treasury stock retirement	—	(11)	—	—	—	11	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	—	(7,590)	(7,590)
Changes in unrealized gains on interest rate swap, net	—	—	—	—	—	—	476	476
Tax benefit from stock-based compensation/minimum pension liability	—	—	8,773	—	—	—	78	8,851

Balance at March 31, 2005	24,782,623	248	164,536	178,288	(352)	(1)	(5,793)	336,926
Net earnings	—	—	—	52,080	—	—	—	52,080
Purchase of treasury stock	(783,960)	—	(3,724)	(19,620)	—	(8)	—	(23,352)
Change in minimum pension liability	—	—	—	—	—	—	(548)	(548)
Stock issued for 2004 incentive plan (1)	81,000	1	765	—	—	—	—	766
Amortization under stock-based compensation plans	—	—	5,665	—	352	—	—	6,017
Stock options exercised	413,809	4	3,472	—	—	—	—	3,476
Dividends ($0.620 per share for 2006)	—	—	—	(15,157)	—	—	—	(15,157)
Treasury stock retirement	—	(9)	—	—	—	9	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	—	(1,191)	(1,191)
Changes in unrealized gains on interest rate swap, net	—	—	—	—	—	—	(383)	(383)
Tax benefit from stock-based compensation /minimum pension liability	—	—	4,867	—	—	—	230	5,097

Balance at March 31, 2006	24,493,472	$244	$175,581	$195,591	$—	$—	$(7,685)	$363,731

(1)	81,000 service based stock awards were granted in May 2005 and vest over a three-year period. Stock-based compensation expense recognized for fiscal 2006 was $766,000.

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$52,080	45,773	40,949
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans, leases and securities	1,724	3,879	3,735
Amortization of deferred loan origination fees	(19,899)	(15,230)	(17,177)
Loan and lease fees collected	20,934	14,650	16,816
Dividends on FHLB stock	(2,304)	(1,301)	(1,158)
Provisions for losses on:
Loans and leases	6,395	2,654	2,725
Real estate	—	107	206
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(1,068)	(5,255)	(2,432)
Depreciation and amortization of property and equipment	3,794	3,440	3,108
Write-off of Community Reinvestment Act investment	—	513	—
Loans originated for sale	(15,556)	(30,017)	(41,000)
Proceeds from sale of loans held-for-sale	16,407	30,991	42,847
Amortization of stock-based compensation	6,783	9,813	8,393
Amortization of deferred issuance cost on junior subordinated debt	72	30	—
Deferred income tax (benefit) expense	(4,477)	(5,304)	2,534
Increase (decrease) in accrued expenses and other liabilities	5,525	(4,787)	(21,205)
(Increase) decrease in:
Accrued interest receivable	(4,865)	(1,661)	(590)
Prepaid expenses and other assets	(4,723)	(5,223)	(2,215)

Net cash provided by operating activities	60,822	43,072	35,536

Cash flows from investing activities:
Loans and leases originated for investment	(2,802,545)	(2,427,169)	(2,125,638)
Increase in construction loans in process	41,701	49,629	98,959
Purchases of loans held-for-investment	(47,209)	(287,438)	(787,751)
Principal payments on loans and leases	2,383,292	2,378,122	2,349,947
Principal payments on mortgage-backed securities available-for-sale	70,263	80,960	84,259
Principal payments on investment securities available-for-sale	45,035	56	—
Principal payments on collateralized mortgage obligations available-for-sale	—	—	15,200
Purchases of investment securities held-to-maturity	—	(1,005)	—
Purchases of investment securities available-for-sale	(44,567)	(9,960)	(60,550)

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Redemption of FHLB stock	$8,808	7,339	1,368
Purchase of FHLB stock	(3,972)	(5,377)	(16,100)
Purchases of mortgage-backed securities available-for-sale	(50,766)	(45,593)	(165,042)
Proceeds from maturities of investment securities available-for-sale	—	—	25,127
Proceeds from sale of investment securities available-for-sale	1,315	7,983	77,497
Proceeds from sale of real estate	2	814	839
Purchases of property and equipment	(17,749)	(6,470)	(7,279)

Net cash used in investing activities	(416,392)	(258,109)	(509,164)

Cash flows from financing activities:
Net change in deposits	321,372	280,891	128,938
Proceeds from long-term FHLB advances and other borrowings	827,000	321,923	674,000
Repayment of long-term FHLB advances and other borrowings	(665,000)	(499,000)	(353,000)
Net change in short-term FHLB advances and other borrowings	(109,423)	94,900	45,215
Proceeds from issuance of junior subordinated debentures, net	25,774	29,700	—
Proceeds from exercise of stock options	3,476	8,983	4,820
Cash dividends	(15,157)	(13,680)	(9,587)
Excess tax benefit from stock-based compensation arrangements	4,867	8,773	3,641
Purchase of treasury stock	(23,352)	(32,760)	(10,571)

Net cash provided by financing activities	369,557	199,730	483,456

Net increase (decrease) in cash and cash equivalents	13,987	(15,307)	9,828
Cash and cash equivalents, beginning of year	44,844	60,151	50,323

Cash and cash equivalents, end of year	$58,831	44,844	60,151

Supplemental information:
Interest paid	92,801	61,241	49,784
Income taxes paid	42,210	47,720	21,750
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	8,390	—	1,589

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. (the “Bancorp”) and its subsidiaries PFF Bank & Trust, Glencrest Investment Advisers, Inc. and Diversified Builder Services, Inc. Our business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, the “Bank”). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. Glencrest Investment Advisors, Inc. includes the accounts of Glencrest Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation. We have made certain reclassifications to the prior years’ consolidated financial statements to conform to the current year’s presentation. Additionally, we own 100% of the common stock of two unconsolidated special purpose business trusts “PFF Bancorp Capital Trust I” and “PFF Bancorp Capital Trust II” created for the purpose of issuing capital securities.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks of $48.0 million and $40.6 million and short-term deposits in banks of $10.8 million and $4.2 million at March 31, 2006 and 2005, respectively. We consider all highly liquid debt instruments with maturities at the date of acquisition of three months or less to be cash equivalents.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Loan Origination, Commitment Prepayment and Extension Fees and Related Costs

For loans and leases receivable held-for-investment, origination fees and direct origination costs are deferred, with the net fee or cost being accreted or amortized to interest income over the contractual maturity of the related loan or lease using the interest method. Accretion or amortization is discontinued in the event the loan becomes contractually delinquent by ninety days or more. Accretion or amortization resumes in the period all delinquent interest and principal is paid. When a loan is paid in full, any unamortized net loan origination fee or cost is recognized in interest income. For loans held-for-sale, loan origination fees and direct origination costs are deferred until the loan is sold. When the loan is sold any net loan origination fee or cost is recognized in the calculation of the gain (loss) on sale of loans. Commitment fees and costs related to commitments where the likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period we recognize the remaining net unamortized commitment fees at the time of exercise over the life of the loan using the interest method. During fiscal 2006, we reclassified the loan prepayment fees and amortization of extension fees from loan and servicing fees to interest income on loans and leases receivable. Net interest income for all periods presented reflects the reclassification of loan prepayment fees and amortization of extension fees from loan and servicing fees to interest income on loans and leases receivable.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

and foreclosed asset losses. Such agencies may require us to recognize additions to the allowances based on their judgments of the information available to them at the time of their examinations.

Loans and leases are considered impaired when, based upon current information and events, we determine it is probable that we will be unable to collect on a timely basis all principal and interest amounts due according to the original contractual terms of the agreement. We evaluate impairment for homogeneous loans and other loans on an asset-by-asset basis. Once a loan or lease is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loans or leases effective interest rate or by using its most recent market price or the fair value of the collateral if the loan or lease is collateral dependent.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Bank Owned Life Insurance (BOLI)

Bank-owned life insurance policies are carried at their cash surrender value less applicable cash surrender charges. Income from BOLI is recognized when earned.

Intangibles

In January 1995, we acquired the trust operations of another bank for $3.5 million representing the excess cost over net assets acquired. The excess cost over net assets acquired was capitalized and, prior to the fiscal year ended March 31, 2003 (“fiscal 2003”), was being amortized on a straight-line basis over the estimated average life of the trust relationships acquired of 11 years. In fiscal 2003, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in a cessation of amortization and the implementation of a periodic impairment test of the intangible, which has a carrying value of $1.3 million at March 31, 2006.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Our original ESOP ended on December 31, 2005. During the quarter ended March 31, 2006, we initiated an ESOP reload. The ESOP reload is a nonleveraged ESOP funded with cash from the Company. Shares are purchased on the open market. Dividends on unallocated shares will be used to purchase additional shares for the nonleveraged ESOP. Dividends on allocated shares will be credited to the participants’ accounts. The shares purchased are held by the nonleveraged ESOP until distributed to the individual participants’ accounts in December of each year. Any shares purchased that exceed the shares committed to be released will be recorded as a component of equity in a contra-equity account until committed to be distributed. Unallocated shares under the nonleveraged ESOP are not treated as outstanding shares for purposes of determining basic and diluted EPS.

Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company may enter into financial derivatives in order to seek to mitigate exposure to interest rate risks related to specific interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, mitigate interest rate risk inherent in specific financial instruments. To date, our derivative activities have been limited to two pay-fixed, receive floating interest rate swaps entered into in connection with our two issuances of junior subordinated debentures. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we analyze the costs and benefits of the hedge in comparison to other viable alternative strategies.

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

Concurrent with the issuance of floating rate junior subordinated debentures during September 2004 and 2005, we entered into two interest rate swaps with notional amounts aggregating $40.0 million. These swaps were designed to hedge the cash flows associated with the debentures against changes in the three month London Interbank Offered Rate (“3 month LIBOR”) to which the interest payments on the debentures are tied. From an economic standpoint, these swaps are expected to continue to be fully effective in hedging the floating rate nature of the debt against changes in 3 month LIBOR. At inception, these swaps were

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

documented and designated as cash flow hedges using the “short-cut” method provisions of SFAS 133. During the quarter ended March 31, 2006, we determined that because of an interest deferral provision contained in the debt securities, the use of the “short-cut” method for establishing a cash-flow hedging relationship was not appropriate. During March 2006, we redesignated these swaps for cash flow hedge treatment using the “long-haul” method prescribed by SFAS 133. However, under the provisions of SFAS 133, a non-cash credit of $1.4 million representing the cumulative net increase in the fair value of the swaps from inception through the February 2006 date on which the “long-haul” documentation was completed has been included in other non-interest income for the three months ended March 31, 2006 increasing net earnings for fiscal 2006 by $820,000 or $0.03 per diluted share. This non-cash credit will reverse over the remaining terms of the swaps which run through September 2009 and 2010. Other than changes in value associated with hedge ineffectiveness, which we expect to be inconsequential, any future changes in the fair value of the interest rate swaps will not be reflected in the statement of earnings but will be recorded as a component of other comprehensive earnings. See “Item 1–Business – Sources of Funds – Junior Subordinated Debentures and Note 12 to the Consolidated Financial Statements”.

Stock-based Compensation Plans

On October 23, 1996, we granted stock options and adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation on the date of grant. Alternatively, SFAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. We used the Black-Scholes model to calculate amounts required for disclosure in SFAS 123. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We elected to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 prior to the adoption of FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB No. Statement No. 123” (“SFAS 123R”) which FASB issued in December 2004.

SFAS 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for fiscal years beginning after June 15, 2005. We implemented SFAS 123R during the first quarter of fiscal 2006.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table contains certain information with respect to stock options granted under the PFF Bancorp, Inc. 1996 and 1999 Incentive Plans.

Assumptions Used in Determining Options’ Values

Grant Date	Number Granted	Exercise Price	Expected Term in Years	Risk-free Rate(1)	Expected Volatility	Expected Dividend Yield	Calculated Value of each Option
(Dollars in thousands, except per share data)
Options Granted During the Year Ended March 31, 2006 (2)	—	—	—	—	—	—	—
Options Granted During the Year Ended March 31, 2005 (2)	—	—	—	—	—	—	—
Options Granted During the Year Ended March 31, 2004
June 25, 2003	7,665	$17.97	6.25	3.33%	39.91%	1.03%	$7.19
November 25, 2003	15,000	24.95	5.59	4.27	37.73	1.63	8.97
January 28, 2004	3,419	26.11	5.45	3.83	37.35	1.89	8.77
March 24, 2004	1,992	24.05	5.45	3.83	37.35	1.89	8.09

(1)	The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options.
(2)	No stock options were granted during the years ended March 31, 2006 and 2005.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Had we determined compensation cost based on the fair value using the Black-Scholes model at the grant date for our stock options exercisable under SFAS 123, our results of operations would have been adjusted to the pro forma amounts indicated below:

	Year Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net earnings:
As reported	$45,773	40,949
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9,099	7,540
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,279)	(8,656)

Pro forma net earnings	$45,593	39,833

Earnings per share
Basic – as reported	$1.86	1.70

Basic – pro forma	1.85	1.65

Diluted – as reported	$1.81	1.63

Diluted – pro forma	1.80	1.59

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

During September 2004, our shareholders approved the 2004 Equity Incentive Plan (the “2004 Plan”). We account for the share-based payment awards using a fair-value-based measurement determined as of the grant date. Compensation cost is recognized over the requisite period using the grant-date fair value. Awards to employees and Directors vest based on performance and service, respectively.

Segment Reporting

Through our branch network and investment advisory offices, we provide a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time and savings deposits; real estate, business and consumer lending; cash management; trust services; investment advisory services and diversified financial services for homebuilders. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of our operations are aggregated in one reportable operating segment.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Treasury Stock

We record treasury stock purchases at cost. The excess of cost over par value is allocated between additional paid-in-capital and retained earnings. When we decide to retire treasury stock, this decision results in the cancellation of the treasury stock and a reduction in the number of shares of issued stock.

Earnings Per Share

We calculate our basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net earnings available to common shares by the average common shares outstanding during the period. Diluted earnings per share includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based compensation plans. Unallocated ESOP shares are not treated as outstanding shares for purposes of determining basic and diluted EPS.

New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for fiscal years beginning after June 15, 2005. We have implemented SFAS 123R during the first quarter of fiscal 2006, and the impact is not material to our consolidated financial statements. See also the following Note (15) – “Employee Benefit Plans.”

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measure of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (1) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in fiscal 2004 and we began presenting the new disclosure requirements in our consolidated financial statements for the fiscal year ended March 31, 2004. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. See also the following Note (3) – “Mortgage-Backed Securities.”

In November 2005, FASB Staff Bulletin (“FSP”), FAS No 115-1 and FAS No. 124-1 “The Meaning of Other-Than- Temporary Impairment and its Application to Certain Investments,” was issued. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44. “Recognition of Other than Temporary Impairment upon the Planned Sale of Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP is applicable for the reporting periods beginning after December 15, 2005. We believe that the adoption of this FSP in fiscal 2007 will not materially impact our results of operations, financial condition or related disclosures.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In May 2005, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20 “Accounting Changes,” (“APB 20”) and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, though early adoption is permitted as of the date this Statement was issued. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”) (as revised by FIN 46R), provides guidance to improve financial reporting for variable interest entities, off-balance sheet structures and similar entities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46R apply to all special purpose entities by the end of the first reporting period that ends after December 15, 2003. The provisions of FIN 46R for the variable interest entities that are not special purpose entities are required to be applied by the first reporting period that ends after March 15, 2004. The implementation of FIN 46 R has not had a significant impact on our consolidated financial statements.

The Securities and Exchange Commission (“SEC”) issued guidance in Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate lock commitments initiated after March 31, 2004 and is to be applied prospectively. The implementation of SAB 105 has not had a significant impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS No. 140” (“SFAS 155”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a Qualified Special Purpose Entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition or results of operations.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS 156”) which amends the guidance in SFAS No. 140. SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS 156 will be effective in the fiscal year beginning January 1, 2007. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition or results of operations.

(2) Investment Securities

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government obligations	$6,724	14	(171)	6,567

Total	$6,724	14	(171)	6,567

Available-for-sale:
Corporate debt securities	$59,311	741	(110)	59,942
Equity securities:
Direct	150	—	—	150

Total Equity securities	150	—	—	150

Total	$59,461	741	(110)	60,092

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

During the years ended March 31, 2006, 2005 and 2004, we sold investment securities generating gross proceeds of $1.3 million, $8.0 million and $77.5 million, respectively. During the years ended March 31, 2006, 2005 and 2004, gross gains on sales of investment securities were $923,000, $4.8 million and $4.4 million, respectively. During the years ended March 31, 2004, gross losses on sales of investment securities were $2.6 million. During the year ended March 31, 2006 and 2005, there were no gross losses on investment securities. At March 31, 2006, investment securities having a carrying value of $5.7 million were primarily pledged to secure public deposits.

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

The amortized cost and estimated fair value of investment securities held-to-maturity and available-for-sale at March 31, 2006, by contractual maturity are presented below:

	Held-to-maturity		Available-for-sale
Maturity	Amortized Cost	Estimated Fair Value	Estimated Fair Value
	(Dollars in thousands)
Within one year	$—	—	19,928
After one to five years	6,724	6,567	24,552
After five to ten years	—	—	—
After ten years	—	—	15,612

Total	$6,724	6,567	60,092

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$48,545	65	(473)	48,137
FHLMC	78,182	36	(2,184)	76,034
FNMA	107,748	119	(2,568)	105,299

Total	$234,475	220	(5,225)	229,470

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$40,581	90	(124)	40,547
FHLMC	101,710	32	(1,973)	99,769
FNMA	112,638	151	(2,151)	110,638

Total	$254,929	273	(4,248)	250,954

The mortgage-backed securities have remaining maturities of up to 29 years, with the exception of one adjustable rate security with an unpaid principal balance of $2.1 million whose remaining maturity is 31 years.

During the years ended March 31, 2006, 2005 and 2004, we did not realize any net gains or losses on sales of mortgage-backed securities available-for-sale.

At March 31, 2006, mortgage-backed securities having a carrying value of $195.8 million were pledged to secure public deposits, treasury tax and loan, FHLB advances and Federal Reserve Bank discount window borrowings.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Available-for-sale:
GNMA	$21,738	(266)	11,743	(207)	33,481	(473)
FHLMC	12,853	(201)	60,251	(1,983)	73,104	(2,184)
FNMA	30,969	(197)	66,756	(2,371)	97,725	(2,568)

Total	$65,560	(664)	138,750	(4,561)	204,310	(5,225)

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Loans and Leases Receivable

Loans and leases receivable are summarized as follows:

	March 31,
	2006	2005
	(Dollars in thousands)
Mortgage loans:
Residential:
One-to-four family	$1,522,572	1,614,678
Multi-family	188,257	138,417
Commercial real estate	611,247	520,912
Construction and land	1,608,165	1,311,315

Total mortgage loans	3,930,241	3,585,322

Commercial loans and leases	264,168	197,956
Consumer	281,488	237,032

Total loans and leases	4,475,897	4,020,310
Less:
Undisbursed portion of construction loans	(596,198)	(554,497)
Net premiums on loans and leases	2,310	3,085
Net deferred loan origination fees	(5,104)	(4,052)
Allowance for loan and lease losses (Note 6)	(37,126)	(33,302)

Total loans and leases receivable, net	$3,839,779	3,431,544

Weighted average yield	7.00%	6.02%

Loans receivable from our officers and directors were as follows:

	March 31,
	2006	2005
	(Dollars in thousands)
Beginning balance	$2,627	2,658
Additions	1,749	450
Repayments	(945)	(481)

Ending balance	$3,431	2,627

The above schedule represents loans receivable from our officers and directors. The interest rate charged on real estate loans to our officers and directors is the 11th District Cost of Funds Index (“COFI”) plus 1.015 percent. The interest rate charged on non-real estate loans to our officers and directors is the COFI plus 2.015 – 3.015 percent. As of March 31, 2006 and 2005, there were no impaired loans to officers and directors.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table presents impaired loans and leases with specific allowances and the amount of such allowances and impaired loans and leases without specific allowances.

	March 31, 2006
	Loans and Leases with Specific Allowances	Loans and Leases without Specific Allowances	Total Impaired Loans and Leases
	(Dollars in thousands)
Carrying value	$74	1,056	1,130
Specific allowance	15	—	15

Net balance	$59	1,056	1,115

	March 31, 2005
	Loans and Leases with Specific Allowances	Loans and Leases without Specific Allowances	Total Impaired Loans and Leases
	(Dollars in thousands)
Carrying value	$10,286	1,918	12,204
Specific allowance	2,807	—	2,807

Net balance	$7,479	1,918	9,397

The average recorded investment in impaired loans and leases totaled $7.6 million in fiscal 2006 and $13.6 million in fiscal 2005. During fiscal 2006, total interest recognized on the impaired and nonaccrual loan portfolio was $139,000 compared to $302,000 in fiscal 2005 and $920,000 in fiscal 2004. There was no income recorded utilizing the cash basis method of accounting for fiscal 2006, 2005 and 2004.

The aggregate amount of non-accrual loans and leases receivable that are contractually past due 90 days or more as to principal or interest were $1.1 million and $12.2 million at March 31, 2006 and 2005, respectively. The aggregate amount of loans and leases that were contractually past due 90 days or more as to principal or interest but still accruing was zero at March 31, 2006 and 2005.

Interest due on non-accrual loans and leases, that was excluded from interest income, was approximately $581,000 for fiscal 2006, $788,000 for fiscal 2005 and $939,000 for fiscal 2004.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Assets Acquired through Foreclosure

Assets acquired through foreclosure are summarized as follows:

	March 31
	2006	2005
	(Dollars in thousands)
Assets acquired in settlement of loans	$8,728	—
Allowance for losses	—	—

Total	$8,728	—

Activity in the allowances for losses on foreclosed assets is summarized as follows:

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Foreclosed assets:
Beginning balance	$—	206	—
Provision	—	107	206
Charge-offs	—	(313)	—

Ending balance	$—	—	206

(Gain) loss from foreclosed asset operations, net is summarized as follows:

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
(Gain) loss on sale of foreclosed assets, net	$(15)	(41)	(66)
Foreclosed asset expense	9	9	199
Provision for losses on foreclosed assets	—	107	206

Total	$(6)	75	339

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6) Allowances for Losses on Loans and Leases Receivable

Activity in the allowances for losses on loans and leases is summarized as follows:

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Loans and leases receivable:
Beginning balance	$33,302	30,819	31,121
Provision	6,395	2,654	2,725
Charge-offs	(2,896)	(1,042)	(4,267)
Recoveries	325	871	1,240

Ending balance	$37,126	33,302	30,819

(7) Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	March 31,
	2006	2005
	(Dollars in thousands)
Investment securities	$1,014	573
Mortgage-backed securities	1,128	1,226
Loans and leases receivable	19,136	14,614

Total	$21,278	16,413

(8) Property and Equipment, net

Property and equipment, net is summarized as follows:

	March 31,		Estimated Life
	2006	2005
	(Dollars in thousands)
Land	$10,945	8,583	—
Buildings and improvements	25,947	25,753	40
Leasehold improvements	6,725	5,366		(a)
Furniture, fixtures and equipment	36,660	33,935	7
Automobiles	175	175	3
Construction in progress	9,641	371	—

	90,093	74,183
Accumulated depreciation and amortization	(45,790)	(43,798)

Total	$44,303	30,385

(a)	Amortized over the shorter of the life of the improvement or the length of the lease.

Depreciation and amortization expense on premises and equipment for the fiscal years ended March 31, 2006 and 2005 was $3.8 million and $3.4 million, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Loan Servicing

Following is a table that summarizes the activity in mortgage servicing rights.

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Mortgage servicing rights, net, beginning of period	$307	333	357
Additions	71	102	160
Amortization	(48)	(32)	(58)
Impairment write-down	(47)	(96)	(126)

Mortgage servicing rights, net, end of period	$283	307	333

Estimated fair value	$283	307	333

At period end
Mortgage loans serviced for others	$99,224	121,306	119,609
Weighted average interest rate on loans serviced	5.12%	4.47	4.98

Mortgage servicing rights are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Loan servicing and sale activities are summarized as follows:

	As of and for the Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Balance sheet information:
Loans held for sale	$795	1,466	2,119

Statement of earnings information:
Loan servicing fees	390	403	387
Amortization of servicing asset	(48)	(32)	(58)

Loan servicing fees, net	$342	371	329

Gain on sale of loans	$180	321	809

Statement of cash flows information:
Loans originated for sale	$15,556	30,017	41,000

Proceeds from sale of loans	$16,407	30,991	42,847

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

(10) Deposits

Deposits and their respective weighted average interest rates are summarized as follows:

	March 31,
	2006		2005
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)
Non-interest-bearing demand accounts	0.00%	$315,554	0.00%	$281,320
Interest-bearing demand accounts	0.51	408,779	0.64	491,492
Savings accounts	0.42	163,632	0.29	177,089
Money market accounts	2.53	801,825	1.90	835,093
Certificate accounts	4.17	1,367,519	2.93	950,943

Total	2.62%	$3,057,309	1.73%	$2,735,937

Certificate accounts maturing subsequent to March 31, 2006, are summarized as follows:

Year Ending March 31,	Amount
(Dollars in thousands)
2007	$1,117,585
2008	132,708
2009	30,761
2010	57,461
2011	18,750
Thereafter	10,254

Total	$1,367,519

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Interest expense on deposits is summarized as follows:

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Passbook	$555	504	523
Interest-bearing demand accounts	2,576	3,796	6,177
Money market savings	21,105	12,077	7,229
Certificate accounts	37,369	23,557	22,841

Total	$61,605	39,934	36,770

At both March 31, 2006 and 2005, we had accrued interest payable on deposits of $1.2 million, which is included in other liabilities in our accompanying consolidated balance sheets.

At March 31, 2006 and 2005, $150.1 million and $87.9 million of public funds on deposit were secured by loans receivable, mortgage-backed securities and investment securities with aggregate carrying values of $182.6 million and $125.9 million, respectively.

The aggregate amount of certificates of deposit with balances of $100,000 or more were $795.5 million and $489.4 million at March 31, 2006 and 2005, respectively. For deposit accounts with balances in excess of $100,000, that portion in excess of $100,000 may not be federally insured.

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

	March 31,
	2006	2005	2004
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$710,267	827,035	562,885
Maximum amount outstanding at any month-end during the year	811,000	985,000	845,000
Amount outstanding at year end (1)	795,000	757,500	845,000
Average interest rate:
For the year	3.35%	2.05	2.22
At year end	4.44	2.52	1.72

Reverse repurchase agreements:
Average amount outstanding during the year	$—	1,688	1,303
Maximum amount outstanding at any month-end during the year	—	4,470	4,385
Amount outstanding at year end	—	—	4,000
Average interest rate:
For the year	—%	1.87	1.94
At year end	—	—	1.67

Promissory Note (2) (3) :
Average amount outstanding during the year	$12,526	3,517	149
Maximum amount outstanding at any month-end during the year	28,078	11,923	2,600
Amount outstanding at year end	27,000	11,923	2,600
Average interest rate:
For the year	7.30%	7.10	7.00
At year end	6.39	7.00	7.00

(1)	Included in the balance of FHLB advances outstanding at March 31, 2006, 2005 and 2004, is a putable borrowing of $15.0 million with a final maturity date of February 12, 2008. The advance is subject to quarterly puts from May 12, 2004 through the final maturity date.
(2)	An unsecured revolving line of credit in the amount of $40.0 million was entered into by PFF Bancorp, Inc. with a commercial bank with an adjustable interest rate of One Month LIBOR plus 175 basis points, and a 364 day term. This line of credit contains the following covenants; (i) non-performing loans to total loans must not exceed 1.25%, (ii) minimum return on average assets must meet or exceed 1 percent (iii) the Bank must maintain “Well Capitalized” status, (iv) the Company must maintain a compensating demand deposit account balance of at least $800,000 at the commercial bank.
3)	Subsequent to March 31, 2006, the unsecured revolving line of credit was increased to $50.0 million, and the compensating demand deposit balance was increased to $1.0 million.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

FHLB advances have the following final maturities at March 31, 2006.

Amount
(Dollars in thousands)
2007	$755,000
2008	15,000
2009	25,000
thereafter	—

Total	$795,000

Interest expense on FHLB advances and other borrowings is summarized as follows:

	Year ended March 31,
	2006	2005	2004
	(Dollars in thousands)
FHLB advances	$22,862	15,857	12,460
Reverse repurchase agreements	—	37	36
Other interest expense	1,880	1,481	63

Total	$24,742	17,375	12,559

(12) Junior Subordinated Debentures

We established two unconsolidated special purpose trusts in fiscal 2005 and 2006 for issuing floating rate trust preferred securities (“Capital Securities”) to outside investors. The two unconsolidated special purpose trusts are PFF Bancorp Capital Trust I (“Trust I”) and PFF Bancorp Capital Trust II (“Trust II”). Both are Delaware statutory trusts. The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof, together with the proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated debentures issued by the Bancorp.

Trust I

On September 30, 2004, we issued $30.0 million of Capital Securities through Trust I. The Capital Securities mature November 23, 2034, bear interest at three month LIBOR plus 2.20 percent and pay interest quarterly on February 23, May 23, August 23 and November 23 of each year. We formed and capitalized Trust I through the issuance of $928,000 of our floating rate junior subordinated debentures.

Trust II

On September 16, 2005, we issued $25.0 million of Capital Securities through Trust II. The Capital Securities mature November 23, 2035, bear interest at three month LIBOR plus 1.52 percent and pay interest quarterly on February 23, May 23, August 23 and November 23 of each year. We formed and capitalized Trust II through the issuance of $774,000 of our floating rate junior subordinated debentures.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We have fully and unconditionally guaranteed the Capital Securities along with the obligations of Trust I and Trust II under their trust agreements. The guarantee agreement was executed by PFF Bancorp, Inc. which is the guarantor, with Wilmington Trust Company serving as the guarantee trustee for the benefit of the holders of the Capital Securities of the issuer, Trust I and II. This guarantee shall terminate as to the Capital Securities (i) upon full payment of the price payable upon redemption of all Capital Securities then outstanding, (ii) upon the distribution of all of the debentures to the holders of all the Capital Securities or (iii) upon full payment of the amounts payable in accordance with the declaration upon dissolution of the issuer. The guarantee was provided pursuant to the requirements of the trusts in order to provide a credit enhancement and incentive for holders to purchase the Capital Securities. The guarantor agrees to assume all obligations of the issuer and guarantees full payment of all obligations. The Capital Securities have an aggregate liquidation amount of $30.0 million under Trust I and $25.0 million under Trust II. In FIN 45, one of the exceptions to recognizing a liability is when a parent guarantees a subsidiary’s debt to a third party, as a result no liability is recognized for this guarantee. The guarantor has no recourse and there is no collateral related to the guarantee.

Trust I and II were formed for the exclusive purpose of issuing the Capital Securities and using the proceeds from their issuance to acquire an additional $30.0 million and $25.0 million, respectively of our floating rate junior subordinated debentures. The floating rate junior subordinated debentures have terms identical to those of the Capital Securities.

The proceeds from the issuance of the junior subordinated debentures are being used as a funding vehicle for Diversified Builder Services, Inc. as well as for general corporate purposes. Because the Bancorp is not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company. The $30.9 million and $25.8 million of junior subordinated debentures acquired by Trust I and Trust II, respectively, totaling $56.7 million are reflected as borrowings on our consolidated balance sheet at March 31, 2006. The distributions paid on the junior subordinated debentures are reflected as interest expense in the consolidated statements of earnings. Interest expense on the junior subordinated debentures was $2.7 million and $951,000 for the fiscal years ended March 31, 2006 and 2005, respectively.

The table below summarizes the outstanding junior subordinated debentures issued by us as of March 31, 2006:

Trust Name	Issuance Date	Principal Balance of Debentures	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
	(Dollars in thousands)
PFF Bancorp Capital Trust I	September 30, 2004	$30,928	November 23, 2009	November 23, 2034	3 Month LIBOR + 2.20%	6.974%	February 23, 2006	February May August November
PFF Bancorp Capital Trust II	September 16, 2005	$25,774	November 23, 2010	November 23, 2035	3 Month LIBOR + 1.52%	6.294%	February 23, 2006	February May August November

(13) Derivative Hedging Activities

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

debentures against increasing interest rates. This interest rate swap qualifies as a cash flow hedge with changes in the fair value of the swap recognized in other comprehensive income, net of taxes. The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive 3 month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. During March 2006, we redesignated the $30.0 million notional swap for cash flow hedge treatment using the “long-haul” method prescribed by SFAS 133. However, under the provisions of SFAS 133, a non-cash credit of $1.2 million representing the cumulative net increase in the fair value of this swap from inception through the February 2006 date on which the “long-haul” documentation was completed has been included in other non-interest income for the fiscal year ended March 31, 2006. At March 31, 2006, the interest rate swap with a notional amount of $30.0 million had a fair value of $1.4 million. The periodic net settlement of this swap increased interest expense by $3,500 for the fiscal year ended March 31, 2006. The net gain recognized in earnings during fiscal 2006 representing hedge ineffectiveness was $84,000 and is included in other non-interest income in the Statement of Earnings.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years. The interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates. This interest rate swap qualifies as a cash flow hedge with changes in the fair value of the swap recognized in other comprehensive income, net of taxes. The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive 3 month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010. During March 2006, we redesignated the $10.0 million notional swap for cash flow hedge treatment using the “long-haul” method prescribed by SFAS 133. However, under the provisions of SFAS 133, a non-cash credit of $250,000 representing the cumulative net increase in the fair value of the swaps from inception through the February 2006 date on which the “long-haul” documentation was completed has been included in other non-interest income for the fiscal year ended March 31, 2006. At March 31, 2006, the interest rate swap with a notional amount of $10.0 million had a fair value of $340,000. The periodic net settlement of this swap increased interest expense by $7,300 for the fiscal year ended March 31, 2006. The net gain recognized in earnings during fiscal 2006 representing hedge ineffectiveness was $39,000 and is included in other non-interest income in the Statement of Earnings.

(14) Lines of Credit

At March 31, 2006 and 2005, we had maximum borrowing capacity from the FHLB of San Francisco in the amount of $1.60 billion and $1.53 billion, respectively. Based upon pledged collateral in place, we had available borrowing capacity of $319.8 million and $351.9 million as of March 31, 2006 and 2005, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities and investment securities aggregating $1.08 billion and $1.38 billion as of March 31, 2006 and 2005, respectively and our required investment in one hundred dollar par value capital stock of the FHLB of San Francisco. At March 31, 2006 and 2005, the cost basis of this FHLB capital stock was $39.3 million and $41.8 million, respectively. At March 31, 2006 we also had $13.0 million available under a $40.0 million line of credit with a commercial Bank. Subsequent to March 31, 2006, the line of credit was increased to $50.0 million.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Employee Benefit Plans

Pension Plan

We maintain a defined benefit Pension Plan (“Pension Plan”) that prior to being frozen as of December 31, 1995, covered our employees. The benefits are based on each employee’s years of service and final average earnings determined over the three-year period prior to the benefit determination date. Employees become fully vested upon completion of five years of qualifying service. We also maintain a Retirement Plan for all directors and a Supplemental Plan for all senior officers. Effective December 31, 1995, we elected to freeze the Pension Plan, Directors’ Retirement and Supplemental Plan. Accordingly, accrued benefits as of December 31, 1995, have not increased.

The following table sets forth the plans’ change in benefit obligation and change in plan assets at the plans’ most recent measurement dates.

	Year ended March 31,
	2006		2005
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
	(Dollars in thousands)
Change in benefit obligation
Projected benefit obligation, beginning of year	$23,822	2,568	23,864	2,665
Interest cost	1,327	141	1,332	146
Benefits paid	(1,995)	(243)	(1,490)	(234)
Actuarial loss (gain)	236	(22)	116	(9)

Projected benefit obligation, end of year	$23,390	2,444	23,822	2,568

Change in plan assets
Plan assets, beginning of year	$21,141	—	21,082	—
Actual return on plan assets	518	—	1,549	—
Employer contribution	—	243	—	234
Benefits paid	(1,995)	(243)	(1,490)	(234)

Plan assets, end of year	$19,664	—	21,141	—

Funded status	$(3,726)	(2,444)	(2,681)	(2,568)
Unrecognized transition obligation	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized loss	7,988	417	7,451	487

Prepaid (accrued) benefit cost	$4,262	(2,027)	4,770	(2,081)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$(3,726)	(2,663)	(2,681)	(2,707)
Accumulated other comprehensive income	7,988	636	7,451	626

Net amount recognized	$4,262	(2,027)	4,770	(2,081)

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Net periodic pension costs for fiscal 2006, 2005 and 2004 included the following components:

	Year ended March 31,
	2006		2005		2004
	Pension Plan	Directors’ Retirement and Supple- mental Plans	Pension Plan	Directors’ Retirement and Supple- mental Plans	Pension Plan	Directors’ Retirement and Supple- mental Plans
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$1,327	141	1,332	146	1,296	155
Expected return on plan assets	(1,326)	—	(1,325)	—	(1,192)	—
Amortization of unrecognized transition obligation	—	—	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—	—	—
Amortization of unrecognized loss	507	48	575	48	589	47

Net periodic pension expense	$508	189	582	194	693	202

The amount included within other comprehensive income for the period arising from the change in the additional minimum pension liability is as follows:

	Year ended March 31,
	2006		2005
	Pension Plan	Directors’ Retirement and Supple- mental Plans	Pension Plan	Directors’ Retirement and Supple- mental Plans
	(Dollars in thousands)
Minimum pension liability adjustment	$537	11	(684)	(5)

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets are as follows:

	Year ended March 31,
	2006		2005
	Pension Plan	Directors’ Retirement and Supple- mental Plans	Pension Plan	Directors’ Retirement and Supple- mental Plans
Weighted-average assumptions
Discount rate	5.50%	5.50	5.75%	5.75
Expected long-term rate of return on plan assets	6.50	—	6.50	—

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

A summary of Pension Plan assets by source is as follows:

	As of March 31,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Cash equivalents	$1,255	6%	$2,251	11%
Bonds	8,628	44	9,827	46
Common Stock	8,900	45	8,060	38
Preferred Stock	776	4	819	4
Mutual Funds	105	1	114	1
Cash	—	—	5	—
Real Estate	—	—	65	—

Total assets	$19,664	100%	$21,141	100%

The following presents the benefits projected to be paid to participants in the Employee Pension Plan for the next ten years:

Plan Year	Projected Benefit Payout
(Dollars in thousands)
2006	$1,513
2007	1,532
2008	1,519
2009	1,527
2010	1,505
2011-2015	7,796

Capital Accumulation Plan

In 1985, we established a capital accumulation plan (the “401(k) Plan”), which is available to all employees. Under the 401(k) Plan, we contribute funds in an amount equal to 100% of the first three percent and 50% of the fourth and fifth percent (for a total maximum possible contribution of four percent) of employee contributions. In fiscal 2006, 2005 and 2004, the total 401(k) Plan expense was $991,000, $839,000, and $782,000, respectively and is included in compensation and benefits expense.

Deferred Compensation Plans

We provide a non-qualified Directors’ Deferred Compensation Plan and a non-qualified Employees’ Deferred Compensation Plan that offer directors and senior officers the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors’ Deferred Compensation Plan becomes payable no later than the first day of the month following the date the participant attains age 70.5. The benefit from the Employees’ Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70.5, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to our

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

depositors or, at the participants’ election, investment earnings or losses equivalent to that of our common stock. Employees and directors can also select to defer receipt of vested stock awards granted under the 1996 Incentive Plan under the terms of the respective deferred compensation plan. At March 31, 2006 and 2005, the liability under these plans included in accrued expenses and other liabilities was $1.8 million and $271,000, respectively.

Post Retirement Medical Benefits

We currently provide post retirement medical coverage to eligible employees. We pay the employees monthly medical premiums for 12 months. After twelve months, the employee may continue on our group medical plan up to age 65 with the employee paying 100% of the premiums. For the fiscal years ended March 31, 2006, 2005 and 2004, the expense associated with this coverage was $81,000, $60,000 and $5,000, respectively. At March 31, 2006 and 2005, the post retirement medical coverage obligation recorded in our accrued expenses and other liabilities was $284,000 and $222,000, respectively.

Post Retirement Executive Death Benefit

We currently provide a post retirement executive death benefit to four former executives. For the fiscal years ended March 31, 2006, 2005 and 2004 the expense associated with this coverage was $22,000, $(204,000) and $589,000, respectively. At March 31, 2006 and 2005, the post retirement executive death benefit obligation recorded in our accrued expenses and other liabilities was $408,000 and $386,000, respectively.

Employee Stock Ownership Plan

In connection with our initial public offering of stock in March 1996, our ESOP purchased 3,332,700 shares of our common stock at approximately $4.76 per share (adjusted for stock splits), or $15.9 million, which was funded by a 10 year loan from the Bancorp. The final loan installment was repaid in December 2005 from the Bank’s contractual and discretionary contributions. Dividends on unallocated shares held by the ESOP were used to accelerate loan paydowns. Dividends on allocated shares were credited to the participants’ accounts. The loan was secured by the common stock owned by the ESOP and shares were allocated to the eligible participants based on compensation as described in the ESOP. For the years ended March 31, 2006, 2005 and 2004, ESOP shares of 76,974, 383,082 and 387,389, respectively were allocated to the participants. At March 31, 2005, the unearned balance of the ESOP shares is included in unearned stock-based compensation as a reduction of total stockholders’ equity in the accompanying consolidated financial statements. The value of ESOP shares committed to be released is included in compensation expense based upon the fair value of the shares on the dates of the commitment. Compensation expense associated with the initial ESOP was $2.3 million, $9.9 million and $8.5 million for the years ended March 31, 2006, 2005 and 2004, respectively. At March 31, 2006 all shares in the initial ESOP had been allocated. At March 31, 2005 the allocated and unallocated shares in the ESOP totaled 3,255,726 and 76,974, respectively. Unallocated ESOP shares are not treated as outstanding shares for purposes of determining basic and diluted EPS.

Upon allocation of all shares distributed under the initial ESOP purchase, we initiated a reload of our ESOP during the fourth quarter of fiscal 2006. This nonleveraged ESOP is funded with cash from the Company and shares are purchased on the open market. Dividends on unallocated shares will be used to purchase additional shares for the nonleveraged ESOP. Dividends on allocated shares will be credited to the participants’ accounts. The shares purchased with the cash contributed by the Company are held by the nonleveraged ESOP until distributed to the individual participants’ accounts in December of each year. Contributions to the nonleveraged ESOP totaled $875,000 during fiscal year 2006. The value of ESOP shares committed to be released is included in compensation expense. Allocated and unallocated shares in the ESOP totaled zero and 6,000, respectively, at March 31, 2006. Unallocated ESOP shares under the nonleveraged ESOP are not

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

treated as outstanding shares for purposes of determining basic and diluted EPS.

1996 and 1999 Incentive Plans

During October, 1996, our stockholders approved the PFF Bancorp, Inc. 1996 Incentive Plan (the “1996 Plan”). During September, 1999, our stockholders approved the PFF Bancorp, Inc. 1999 Incentive Plan (the “1999 Plan”). The 1996 Plan authorized the granting of options to purchase our common stock, option related awards, and grants of common stock (collectively “Awards”). The 1999 Plan authorized the granting of options to purchase our common stock. Concurrent with the approval of the 1996 Plan, we adopted SFAS 123, “Accounting for Stock-Based Compensation,” which permits a company to account for stock options granted under either the fair-value-based or the intrinsic-value-based (as described in APB 25) method of accounting. If a company elects to account for options granted under the intrinsic-value-based method, it must make certain disclosures with respect thereto. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123”. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. SFAS 123R is effective for fiscal years beginning after June 15, 2005. We adopted SFAS 123R beginning with our first quarter of fiscal 2006. See “Note 1 – Stock Option Plans.”

The maximum number of shares reserved for Awards under the 1996 Plan was 5,832,225 shares, with 4,165,875 shares reserved for purchase pursuant to options and 1,666,350 shares reserved for awards of our common stock. The maximum number of shares reserved under the 1999 Plan was 1,312,500 all of which were reserved for purchase pursuant to options. The exercise price of all options under both plans must be 100% of the fair value of our common stock at the time of grant and the term of the options may not exceed 10 years. Of the 1,666,350 shares reserved for stock awards, 1,618,138 shares with a fair value of $9.9 million were granted to directors and executive officers during the year ended March 31, 1997 with 1,118,250 shares granted to employees and 499,888 shares granted to directors. An additional 31,500 shares with a fair value of $214,000 at the time of grant were granted to a newly promoted executive officer during the year ended March 31, 1998. During the year ended March 31, 2002 the remaining 16,712 shares, with a fair value of $258,000, were granted to executive officers. Stock awards vested in five equal annual installments ending in October 2001 with the exception of the 16,712 shares, which vested in one installment on March 27, 2002. With respect to shares of our common stock granted to executive officers, the 1996 Plan provided that the vesting of 75% of the third, fourth and fifth annual installments was subject to the attainment of certain performance goals. Those goals were met. There was no compensation expense associated with stock awards granted under the 1996 Incentive Plan recognized for the years ended March 31, 2006, 2005 and 2004. Receipt of vested stock awards may be deferred under the directors or employees deferred compensation plans. Concurrent with shareholder approval of the 2004 Equity Incentive Plan, any remaining options available for grant under the 1996 and 1999 Plans were transferred into the 2004 Equity Incentive Plan.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

A summary of option activity under the 1996 and 1999 Plans is presented below:

	For the Year Ended March 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at March 31, 2005	1,019,615	$10.82	—	$—
Granted	—	—	—	—
Exercised	(413,809)	8.40	—	—
Forfeited or expired	(2,813)	9.39	—	—

Outstanding at March 31, 2006	602,993	$12.49	5.15	$12,795

Options exercisable at March 31, 2006	597,394	$12.50	5.15	$12,671

No options were granted during the fiscal years ended March 31, 2006 and 2005. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $9.2 million, $20.7 million and $10.3 million, respectively. Cash received from options exercised under the 1996 and 1999 Plans for the fiscal 2006 was $3.5 million. The tax benefit realized from options exercised totaled $3.7 million for the fiscal year ended March 31, 2006.

The fair value of each option is estimated on the date of the grant using the Black-Scholes model that uses the following assumptions: Volatility is based on the historical volatility of our stock. The expected term of options granted represents the period of time the options granted are expected to be outstanding. The risk-free rate is the yield from United States government securities with the same terms as the life of the options. Dividend yield is calculated using the anticipated dividend payout rate of our stock over the life of the option.

Compensation expense under the 1996 and 1999 Plans was $94,000 for fiscal year ended March 31, 2006, based upon the vesting of 13,779 options. Expected compensation expense of $14,000 associated with an additional 3,080 previously issued, but unvested options outstanding at March 31, 2006, will be recorded in future periods ending in October 2006 as the applicable service is rendered.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The table below reflects, for the periods indicated, the activity in our stock options issued under the 1996 and 1999 Plans.

	For the Year Ended March 31,
	2006	2005	2004
Balance at beginning of period	1,019,615	2,109,692	2,766,680
Granted	—	—	28,076
Exercised	(413,809)	(1,089,580)	(678,656)
Forfeited or expired	(2,813)	(497)	(6,408)

Balance at end of period	602,993	1,019,615	2,109,692

Options exercisable	597,394	992,380	2,012,988
Options available for grant	—	—	62,141
Options transferred to 2004 Plan	2,813	62,636	—

Weighted average option price per share:
Outstanding	$12.49	10.82	9.49
Exercisable	12.50	10.66	9.18
Exercised	8.40	8.24	7.71
Granted	—	—	23.13
Expired	9.39	6.90	11.57

The following table summarizes information with respect to our stock options outstanding as of March 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At March 31, 2006	Weighted- average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Outstanding at March 31, 2006	Weighted- Average Exercise Price
$ 6.00 to 8.00	89,745	1.3	$7.04	89,745	$7.04
8.01 to 10.00	4,195	2.0	9.42	4,195	9.42
10.01 to 12.00	24,884	5.3	11.49	19,285	11.44
12.01 to 14.00	400,069	5.7	12.70	400,069	12.70
14.01 to 16.00	61,724	6.6	15.54	61,724	15.54
16.01 to 18.00	3,465	7.2	17.97	3,465	17.97
18.01 to 30.00	18,911	7.7	25.06	18,911	25.06

	602,993			597,394

2004 Equity Incentive Plan

The 2004 Plan which was approved by our shareholders in September 2004, authorizes the granting of 1,112,632 options or 556,315 restricted stock awards to Directors or employees. Additionally, any ungranted options or awards along with options or awards previously granted under the 1996 and 1999 Plans that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2004 Plan. Concurrent with shareholder approval of the 2004 Equity Incentive Plan, 62,636 options available for grant under the 1996 and 1999 Plans were transferred into the 2004 Equity Incentive Plan. Additionally, during the fiscal year ended March 31, 2006, 2,813 options issued under the 1996 Plan were forfeited or expired and transferred to the 2004 Plan.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

During May 2005, 436,760 restricted stock awards, all of which are performance-based, were granted to employees. Subject to meeting or exceeding the specified performance measures, the maximum number of shares vesting as of March 31, 2006, 2007 and 2008 will be 72,062, 146,318 and 218,380, respectively. The specified performance measures include percentage growth in diluted earnings per share, return on average equity, net interest margin and efficiency ratio (all of which are to be measured relative to a defined peer group) as well as percentage growth in the Bank’s deposit households and percentage growth in the Four-Cs (both of which are to be measured relative to internal targets). Additionally, should percentage growth in diluted earnings per share not meet or exceed the specified target, all shares subject to vesting for that particular performance period will be forfeited. Once at least three of the six performance measures (including percentage growth in diluted earnings per share) are met, a pro-rata portion of the awards are earned in a manner such that for the full number of shares specified to be earned, performance must meet or exceed the specified targets for all six performance measures. Also during May 2005, an additional 81,900 service-based restricted stock awards were granted primarily to non-employee Directors. These service-based awards vest in generally equal annual installments over three years beginning in May 2006.

For the fiscal year ended March 31, 2006, compensation expense associated with the 2004 Plan was $3.6 million. As of March 31, 2006, based upon current performance levels, there was $4.2 million of total unrecognized compensation cost related to non-vested awards granted under the 2004 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

A summary of activity of our nonvested awards principally to Directors that vest solely based on service is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Nonvested at April 1, 2005	—	$—
Granted	81,900	28.59
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	81,900	$28.59

A summary of activity of our nonvested awards to employees that vest based on a combination of service and performance is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Nonvested at April 1, 2005	—	$—
Granted	436,760	27.46
Vested	—	—
Forfeited	(111,535)	27.46

Nonvested at March 31, 2006	325,225	$27.46

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Income Taxes

For the years ended March 31, 2006, 2005 and 2004, the current and deferred amount of income tax expense (benefit) are as follows:

	Current	Deferred	Total
	(Dollars in thousands)
Year Ended March 31, 2006
Federal	$34,113	(3,579)	30,534
State	11,167	(898)	10,269

Total	$45,280	(4,477)	40,803

Year Ended March 31, 2005
Federal	$33,764	(3,833)	29,931
State	11,695	(1,471)	10,224

Total	$45,459	(5,304)	40,155

Year Ended March 31, 2004
Federal	$23,110	1,770	24,880
State	6,474	764	7,238

Total	$29,584	2,534	32,118

For the years ended March 31, 2006, 2005 and 2004, our current federal and state tax liabilities were reduced by $3.7 million, $8.8 million and $3.7 million, respectively due to tax deductions for certain stock-based awards that did not result in a charge to compensation expense.

At March 31, 2006, we had current federal and state income tax receivables of $1.6 million and $4.0 million, respectively, reflected as a component of prepaid expenses and other assets as compared to March 31, 2005, where we had current federal and state income tax liabilities of $761,000 and $3.3 million, respectively, reflected as a component of accrued expenses and other liabilities.

A reconciliation of total income taxes and the amount computed by applying the applicable federal income tax rate to earnings before income taxes follows:

	Year Ended March 31
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Computed “expected” taxes	$32,509	35%	$30,075	35%	$25,574	35%
Increase in taxes resulting from:
California franchise tax, net of federal tax benefit	6,635	7	6,715	8	4,704	7
Fair value of ESOP shares over deduction	651	1	2,779	3	2,199	3
Other items	1,008	1	586	1	(359)	(1)

Total	$40,803	44%	$40,155	47%	$32,118	44%

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

	March 31, 2006	Taxes (Benefit)	March 31, 2005	Taxes (Benefit)	March 31, 2004
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$(17,019)	(3,040)	$(13,979)	(1,815)	(12,164)
California franchise tax	(4,254)	(969)	(3,285)	189	(3,474)
Accrued expenses	(1,128)	580	(1,708)	13	(1,721)
Accumulated depreciation	(520)	49	(569)	538	(1,107)
Pension plan liability	(971)	(509)	(462)	(1,036)	574
Unrealized gains (loss) on securities available-for-sale, net	(1,837)	(862)	(975)	(5,497)	4,522
Minimum pension liability	(3,384)	(230)	(3,154)	(78)	(3,076)
Non-accrual interest	(65)	251	(316)	229	(545)
Difference in basis of investments	—	433	(433)	699	(1,132)
Stock-based compensation	(1,751)	(1,636)	(115)	275	(390)

	(30,929)	(5,933)	(24,996)	(6,483)	(18,513)

Deferred tax liabilities:
Deferred loan origination fees	22,184	85	22,099	(4,818)	26,917
Unredeemed FHLB stock dividends	5,036	(433)	5,469	—	5,469
Intangibles amortization	174	43	131	128	3
Prepaid expenses	438	138	300	300	—
Interest rate swap	729	384	345	345	—
Accrued interest on pre-1985 loans	4	(65)	69	(1)	70
Excess servicing rights amortization	50	(1)	51	(5)	56
Other	—	(66)	66	—	66

	28,615	85	28,530	(4,051)	32,581

Net deferred tax (asset) liability	$(2,314)	(5,848)	$3,534	(10,534)	14,068

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

Based on our current and historical pretax earnings, adjusted for significant items, we believe it is more likely than not that we will realize the benefit of the deferred tax asset at March 31, 2006. We believe the existing net deductible temporary differences will reverse during periods in which we generate net taxable income. However, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years.

Although the Bank no longer can use the reserve method of accounting for bad debt, its tax bad debt reserve balance of approximately $25.3 million as of March 31, 1988 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank’s current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

Regulatory Capital

To be considered “well capitalized,” a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio of 2% or less. We believe that at March 31, 2006, the Bank met the definition of “well capitalized.”

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital as of March 31, 2006:

	PFF Bank & Trust’s Regulatory Capital Requirement
	Tangible Capital	Core Capital	Risk- based Capital
	(Dollars in thousands)
Capital of the Bank presented on a GAAP basis	$348,145	348,145	348,145
Adjustments to GAAP capital to arrive at regulatory capital:
Unrealized losses on securities available-for-sale, net	2,711	2,711	2,711
Goodwill and other intangible assets	(1,267)	(1,267)	(1,267)
General loan valuation allowance (1)	—	—	34,942
Disallowed assets	(28)	(28)	(28)

Regulatory capital	349,561	349,561	384,503
Regulatory capital requirement	63,669	169,784	282,278

Amount by which regulatory capital exceeds requirement	$285,892	179,777	102,225

(1)	Limited to 1.25% of risk-weighted assets.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes the Bank’s actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 2006 and 2005.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2006	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$384,503	10.90%	$282,278	>8.00%		$352,848	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	349,561	8.24	169,784	>4.00		212,231	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	349,561	9.91	—	—	(1)	211,709	>6.00
Tangible capital (to tangible assets)	349,561	8.24	63,669	>1.50		—	—	(1)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2005	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$352,562	11.74%	$240,282	>8.00%		$300,353	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	323,016	8.38	154,211	>4.00		192,763	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	323,016	10.75	—	—	(1)	180,212	>6.00
Tangible capital (to tangible assets)	323,016	8.38	57,829	>1.50		—	—	(1)

(1)	Ratio is not specified under capital regulations.

At periodic intervals, both the OTS and the FDIC routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

Treasury Stock

We had no treasury stock at March 31, 2006. At March 31, 2005, our treasury stock was comprised of 126,200 shares of our common stock. During fiscal 2006, we retired 910,160 shares of our common stock that had been repurchased during fiscal 2005 and 2006 and held as treasury stock. During fiscal 2006, we repurchased 783,960 shares of our common stock.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Institutions can distribute amounts in excess of the safe-harbor amounts with the prior approval of the OTS. During fiscal 2006, the Bank paid cash dividends to the Bancorp of $33.0 million in order to fund general corporate needs, cash dividends to shareholders and share repurchases.

On January 26, 2005, the Bancorp’s Board of Directors, authorized the repurchase of up to 1,200,000 shares of our common stock in open market transactions based on market conditions. The timing, volume and price of purchases are contingent upon our discretion and our overall financial condition. On October 26, 2005, the Bancorp’s Board of Directors authorized the addition of 1.0 million shares to the 128,240 shares that were remaining under the January 2005 repurchase authorization. During fiscal 2006, 2005 and 2004, we repurchased 783,960, 1,229,100, and 454,200 shares, respectively, at weighted average prices of $29.79, $26.65, and $23.27 per share, respectively, resulting in 954,310 shares remaining under the current share repurchase program at March 31, 2006.

Stock Dividends

In fiscal 2005, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005, to shareholders of record on February 15, 2005. In fiscal 2004, our Board of Directors declared a seven-for-five stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003.

(18) Other Non-Interest Expense

Other non-interest expense amounts are summarized as follows:

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Savings Association Insurance Fund deposit insurance premiums	$1,029	939	852
Office supplies and expense	3,571	3,539	3,178
Savings and demand account expenses	2,783	2,099	1,954
Loan expenses	1,105	1,182	1,155
Other	5,296	6,361	4,851

Total	$13,784	14,120	11,990

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Leases

We lease various office facilities under noncancelable operating leases that expire through 2025. Rent expense under operating leases included in occupancy and equipment expense for the years ended March 31, 2006, 2005, and 2004, was $1.5 million, $1.2 million, and $1.1 million, respectively. A summary of future minimum lease payments under these agreements at March 31, 2006 follows.

Amount
(Dollars in thousands)
Year ending March 31,
2007	$1,597
2008	1,568
2009	1,413
2010	1,316
2011	901
Thereafter	4,766

Total	$11,561

(20) Off-Balance Sheet Risk

Concentrations of Operations and Assets

Our operations are primarily located within Southern California. At March 31, 2006 and 2005, approximately 86% and 83%, respectively, of our mortgage loans were secured by real estate in Southern California. Additionally, a substantial portion of our equity-based consumer loans and commercial loans and leases are to individuals or businesses located in Southern California. In addition, substantially all of our assets acquired through foreclosure and our property and equipment are located in Southern California.

Off-Balance-Sheet Credit Risk/Interest-Rate Risk

In the normal course of meeting the financing needs of our customers and reducing exposure to fluctuating interest rates, we are a party to financial instruments with off-balance-sheet risk. These financial instruments (which consist of commitments to originate loans and leases and commitments to purchase loans) include elements of credit risk in excess of the amount recognized in the accompanying consolidated financial statements as shown below. The contractual amounts of those instruments reflect the extent of our involvement in those particular classes of financial instruments.

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

	March 31,
	2006	2005
	(Dollars in thousands)
Commitments to originate loans and leases:
Variable-rate	$136,049	117,297
Fixed-rate	16,302	796

Total	$152,351	118,093

Fair value	$278	(17)
Interest rate range for fixed-rate loans	6.45%-7.15%	5.74%-8.00%
Commitments to purchase variable rate loans	$—	—

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

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At March 31, 2006 and 2005, we had standby letters of credit of $39.2 million and $34.6 million, respectively. We believe that we have sufficient liquidity resources such that any required performance under these standby letters of credit will have no adverse impact on our operations or financial condition. We do not require collateral or other security to support off-balance-sheet financial instruments with credit risk. However, when the commitment is funded, we receive collateral to the extent deemed necessary, with the most significant category of collateral being deeds of trust on real property underlying mortgage loans.

(21) Trust Operations

Included in prepaid expenses and other assets is the net unamortized goodwill of $1.3 million at March 31, 2006 and 2005. During the year ended March 31, 2003, goodwill amortization related to the trust acquisition was discontinued in accordance with SFAS 142. On an annual basis, we test goodwill for impairment. For the years ended March 31, 2006 and 2005, there was no impairment in goodwill.

As a result of this acquisition, we have certain additional fiduciary responsibilities, which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, our Trust department holds assets for the benefit of others. These are not our assets and are not included in our consolidated balance sheets at March 31, 2006 and 2005.

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

The estimated fair values of our financial instruments are as follows:

	March 31, 2006			March 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$58,831	58,831	44,844	44,844
Loans held-for-sale	795	795	1,466	1,466
Investment securities held-to-maturity	6,724	6,567	6,736	6,647
Investment securities available-for-sale	60,092	60,092	61,938	61,938
Mortgage-backed securities available-for-sale	229,470	229,470	250,954	250,954
Loans and leases receivable, net	3,839,779	3,808,611	3,431,544	3,434,757
FHLB stock	39,307	39,307	41,839	41,839
Accrued interest receivable	21,278	21,278	16,413	16,413
Interest rate swap	1,728	1,728	821	821

Financial liabilities:
Deposits	3,057,309	3,057,309	2,735,937	2,731,794
FHLB advances and other borrowings	822,000	821,653	769,423	763,853
Junior subordinated debentures	56,702	55,929	30,928	33,774
Accrued expenses and other liabilities	41,048	41,048	34,313	34,313
Off-balance sheet financial instruments:
Commitments to originate loans and leases	152,351	278	118,093	(17)

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

Investment securities held-to-maturity: Fair values were based on quoted market prices. If quoted market prices were not available, fair values were estimated using market prices for similar securities, as well as internal analysis.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Investment securities and MBS available-for-sale: Fair values were based on quoted market prices. If quoted market prices were not available, fair values were estimated using market prices for similar securities, as well as internal analysis.

Loans and leases receivable: The carrying amounts of loans and lease financing receivables are their contractual amounts outstanding, reduced by deferred new loan origination fees and the allocable portion of the allowance for loan and lease losses. The fair values of fixed and variable rate loans and leases were estimated using a discounted cash flow analysis based on estimated current rates at which similar loans and leases would be made to borrowers with similar credit risk characteristics and for the same remaining maturities. In determining the estimated current rates for discounting purposes, no adjustments were made for any change in borrowers’ credit risks since the origination of the loans and leases, as the allocable portion of the allowance for loan and lease losses provides for such changes in estimating fair value. It is not practicable to estimate the fair values of non-accrual loans and leases as the credit risk adjustments that would be applied in the marketplace for such loans cannot be readily determined. As a result, the fair values of loans and leases as of March 31, 2006 and 2005, include the carrying amounts of non-accrual loans and leases.

FHLB stock: The carrying amounts approximate fair value.

Interest rate swap: The fair value of our interest rate swap is based on the quoted market price at the reporting date.

Deposits: The fair values of deposit accounts are assumed to be the carrying values at the reporting date.

FHLB advances and other borrowings: The fair values of FHLB advances and other borrowings are based on discounted cash flows using rates currently offered on alternative funding sources with similar maturities.

Junior subordinated debentures: The fair value of the junior subordinated debentures is estimated based on the current spreads to LIBOR for junior subordinated debentures.

Off-balance sheet financial instruments: Commitments to originate loans and leases had a notional amount of $152.4 million at March 31, 2006. Standby letters of credit had a notional amount of $39.2 million at March 31, 2006.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 2006 is $12.3 million.

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

Condensed Balance Sheets

	March 31,
	2006	2005
	(Dollars in thousands)
Assets
Cash and cash equivalents	$3,190	4,239
Investment securities held-to-maturity	1,004	1,005
Investment securities available-for-sale, at fair value	5,367	7,261
Loans	49,756	5,000
Investment in subsidiaries	387,790	353,261
Other assets	3,432	859

Total assets	$450,539	371,625

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$56,702	30,928
Other borrowings	27,000	—
Other liabilities	3,106	3,771
Stockholders’ equity	363,731	336,926

Total liabilities and stockholders’ equity	$450,539	371,625

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Earnings

	Year ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Interest income	$554	1,038	1,267
Interest expense	1,802	730	41

Net interest income	(1,248)	308	1,226
Recovery of loan losses	—	375	—

Net interest income after recovery of loan losses	(1,248)	683	1,226

Other non-interest income	2,491	4,767	4,420
General and administrative expense	7,364	3,312	1,996

Earnings before equity in undistributed earnings of subsidiaries before income taxes	(6,121)	2,138	3,650
Dividends from subsidiaries	33,000	30,000	29,593
Equity in undistributed earnings of subsidiaries before income taxes	66,004	53,790	39,824

Earnings before income taxes	92,883	85,928	73,067
Income taxes	40,803	40,155	32,118

Net earnings	$52,080	45,773	40,949

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows

	Year Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$52,080	45,773	40,949
Adjustments to reconcile net earnings to cash used by operating activities:
Amortization of premiums on investment securities	7	6	6
Amortization of deferred issuance cost on junior subordinated debt	72	30	—
Amortization of stock-based compensation	6,783	9,813	8,393
Gain on sale of securities	(923)	(4,771)	(4,419)
Undistributed (earnings) of subsidiaries	(34,529)	(50,495)	(38,140)
(Increase) decrease in other assets	(2,485)	5,436	2,704
Decrease in other liabilities	(1,221)	(3,637)	(3,613)

Net cash provided by operating activities	19,784	2,155	5,880

Cash flow from investing activities:
Decrease in residential loans	—	115	117
Increase in loans receivable	(44,756)	(5,000)	—
Increase in investments held-to-maturity	—	(1,005)	—
Decrease in investment securities available-for-sale	1,315	7,983	6,008

Net cash provided by (used in) investing activities	(43,441)	2,093	6,125

Cash flows from financing activities:
Proceeds from other borrowings	42,203	4,470	—
Repayment of other borrowings	(15,203)	(8,470)	—
Proceeds from issuance of junior subordinated debentures, net	25,774	29,700	—
Proceeds from exercise of stock options	3,476	8,983	4,820
Purchase of treasury stock	(23,352)	(32,760)	(10,571)
Cash dividends	(15,157)	(13,680)	(9,587)
Excess tax benefit from stock-based compensation arrangements	4,867	8,773	3,641

Net cash provided by (used in) financing activities	22,608	(2,984)	(11,697)

Net increase (decrease) in cash during the year	(1,049)	1,264	308
Cash and cash equivalents, beginning of year	4,239	2,975	2,667

Cash and cash equivalents, end of year	$3,190	4,239	2,975

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(25) Earnings Per Share

A reconciliation of the components used to derive basic and diluted earnings per share for the years ended March 31, 2006, 2005 and 2004 follows:

	Net Earnings	Weighted Average Shares Outstanding	Per Share Amount
	(Dollars in thousands, except per share data)
2006 (1)
Basic earnings per share	$52,080	24,441,424	$2.13
Effect of dilutive stock options and awards	—	413,413	0.03

Diluted earnings per share	$52,080	24,854,837	$2.10

2005 (1)
Basic earnings per share	$45,773	24,661,059	$1.86
Effect of dilutive stock options and awards	—	616,272	0.05

Diluted earnings per share	$45,773	25,277,331	$1.81

2004 (2)
Basic earnings per share	$40,949	24,090,768	$1.70
Effect of dilutive stock options and awards	—	972,741	0.07

Diluted earnings per share	$40,949	25,063,509	$1.63

(1)	The exercise price of all options was less than the average market price of the common shares outstanding during the fiscal years ended March 31, 2006 and 2005. As a result, all options to purchase shares of common stock were included in the computation of diluted earnings per share.
(2)	Options to purchase 18,419 shares of common stock at a weighted average price of $25.17 per share were outstanding during the fiscal year ended March 31, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire between November 25, 2013 and January 28, 2014, were still outstanding at March 31, 2004.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(26) Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	Total 2006
	(Dollars in thousands, except per share data)
Net interest income	$41,086	41,535	43,049	44,833	170,503
Provision for loan and lease losses	—	1,220	1,875	3,300	6,395
Other income	4,868	6,338	5,429	7,094	23,729
Other expenses	22,665	23,405	23,498	25,386	94,954

Earnings before income taxes	23,289	23,248	23,105	23,241	92,883
Income taxes	10,931	9,889	9,935	10,048	40,803

Net earnings	$12,358	13,359	13,170	13,193	52,080

Basic earnings per share	$0.51	0.55	0.55	0.54	2.13

Diluted earnings per share	$0.49	0.54	0.53	0.53	2.10

	Three Months Ended
	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	Total 2005
	(Dollars in thousands, except per share data)
Net interest income	$36,728	38,271	39,811	40,617	155,427
Provision for loan and lease losses	524	1,140	1,030	(40)	2,654
Other income	6,046	8,246	4,635	4,795	23,722
Other expenses	21,947	21,314	24,549	22,757	90,567

Earnings before income taxes	20,303	24,063	18,867	22,695	85,928
Income taxes	9,528	10,859	9,292	10,476	40,155

Net earnings	$10,775	13,204	9,575	12,219	45,773

Basic earnings per share	$0.44	0.54	0.39	0.49	1.86

Diluted earnings per share	$0.43	0.52	0.37	0.48	1.81

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiaries (“the Company”) as of March 31, 2006 and 2005 and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiaries as of March 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have, audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PFF Bancorp’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 8, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2005, the Company changed its method of accounting for share-based payments.

/s/ KPMG LLP

Los Angeles, California

June 8, 2006

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d –15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2006 to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Kevin McCarthy
Kevin McCarthy President, Chief Executive Officer and Director

/s/ Gregory C. Talbott
Gregory C. Talbott Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PFF Bancorp, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PFF Bancorp Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PFF Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, PFF Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PFF Bancorp, Inc. and subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2006 of PFF Bancorp, Inc. and subsidiaries and our report dated June 8, 2006 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s change during the year ended March 31, 2006 in its method of accounting for share-based payments.

/s/ KPMG LLP

Los Angeles, California

June 8, 2006

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 28, 2006, pursuant to Regulation 14A in connection with PFF Bancorp, Inc.’s Annual Meeting of Stockholders to be held on September 12, 2006 under the captions Proposal 1-”Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information appearing in the definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or about July 28, 2006 for the 2006 Annual Meeting of Stockholders under the captions “Executive Compensation”, “Employment Agreements” and “Benefit Plans” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Security Ownership of Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 28, 2006 for the 2006 Annual Meeting of Stockholders.

The following table presents the equity compensation plan information as of March 31, 2006.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	929,118	$17.75	181,915
Equity compensation plans not approved by security holders	—	—	—

Total	929,118	$17.75	181,915

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the information under the heading “Transactions with Certain Related Persons”, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 28, 2006 for the 2006 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is presented under the heading “Audit Committee Report” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on September 12, 2006, which will be filed with the SEC on or about July 28, 2006, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

	(1)	The following consolidated financial statements are in Item 8 of this annual report:
	-	Consolidated Balance Sheets as of March 31, 2006 and 2005
	-	Consolidated Statements of Earnings for the years ended March 31, 2006, 2005 and 2004
	-	Consolidated Statements of Comprehensive Earnings for the years ended March 31, 2006, 2005 and 2004
	-	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2006, 2005 and 2004
	-	Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004
	-	Notes to Consolidated Financial Statements
	-	Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the
Consolidated Financial Statements or Notes thereto in Item 8 of this annual report

	(3)	Exhibits
		(a)	The following exhibits are filed as part of this report or are incorporated herein by reference:

		3.1	Certificate of Incorporation of PFF Bancorp, Inc. (1)

		3.2	Bylaws of PFF Bancorp, Inc. (1)

		4.1	Stock Certificate of PFF Bancorp, Inc. (1)

		10.1	Form of Employment Agreement between PFF Bancorp, Inc. and certain executive officers (6)

		10.2	Form of Employment Agreement between PFF Bank & Trust and certain executive officers (6)

		10.3	Form of PFF Bank & Trust Employee Severance Compensation Plan (1)

		10.4	Capital Accumulation Plan for Employees of Pomona First Federal Savings and Loan Association (1)

		10.5	PFF Bancorp, Inc. 1996 Incentive Plan (2)

		10.6	Form of Non-Statutory Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)

		10.7	Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)

		10.8	Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc. (3)

		10.9	Form of Stock Award and Stock Option Agreement for Outside Directors of PFF Bancorp, Inc. (3)

		10.10	The Pomona First Federal Bank & Trust Restated Supplemental Executive Retirement Plan (3)

		10.11	The Pomona First Federal Bank & Trust Directors’ Deferred Compensation Plan (3)

		10.12	PFF Bancorp, Inc. 1999 Incentive Plan (4)

		10.13	Indenture by and between PFF Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated September 30, 2004 for Floating Rate Junior Subordinated Debt Securities. (5)

		10.14	Guarantee Agreement executed and delivered by PFF Bancorp, Inc. and Wilmington Trust Company for the benefit of the Holders from time to time of the Capital Securities of PFF Bancorp Capital Trust I. (5)

		10.15	Form of Performance-Based Award Agreement payable March 31, 2006 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan. (6)

		10.16	Form of Performance-Based Award Agreement payable March 31, 2007 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan. (6)

		10.17	Form of Performance-Based Award Agreement payable March 31, 2008 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan. (6)

10.18	Form of PFF Bancorp, Inc. Termination and Change in Control Agreement. (7)
10.19	Form of PFF Bank & Trust Termination and Change in Control Agreement. (7)
10.20	PFF Bancorp, Inc. 2004 Equity Incentive Plan. (8)
10.21	Indenture by and between PFF Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated September 16, 2005 for Floating Rate Junior Subordinated Debt Securities.(10)
10.22	Guarantee Agreement executed and delivered by PFF Bancorp, Inc. and Wilmington Trust Company, for the benefit of the holders, from time to time of the Capital Securities of PFF Bancorp Capital Trust II. (10)
21	Subsidiary information is incorporated herein by reference to “Part I- Subsidiary Activities.”
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.3	Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust (9)

(1)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.
(2)	Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated September 16, 1996.
(3)	Incorporated herein by reference from the Form 10-K filed on June 20, 1997.
(4)	Incorporated herein by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders dated September 22, 1999.
(5)	Incorporated herein by reference from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
(6)	Incorporated herein by reference from the Form 8-K dated May 24, 2005 filed with the Securities and Exchange Commission on August 29, 2005.
(7)	Incorporated herein by reference from the Form 8-K dated May 25, 2005 filed with the Securities and Exchange Commission on June 1, 2005.
(8)	Incorporated herein by reference to the Proxy Statement for the 2004 Annual Meeting of Stockholders dated July 29, 2004.
(9)	To be filed on or before June 29, 2006.
(10)	Incorporated herein by reference from the Form 8-K filed with the Securities and Exchange Commission on September 22, 2005.

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

PFF BANCORP, INC.

	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy
DATED: June 8, 2006		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEVIN MCCARTHY Kevin McCarthy	President, Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2006

/s/ GREGORY C. TALBOTT Gregory C. Talbott	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 8, 2006

/s/ LARRY M. RINEHART Larry M. Rinehart	Director	June 8, 2006

/s/ ROBERT W. BURWELL	Director	June 8, 2006
Robert W. Burwell

/s/ RICHARD P. CREAN	Director	June 8, 2006
Richard P. Crean

/s/ STEPHEN C. MORGAN	Director	June 8, 2006
Stephen C. Morgan

/s/ CURTIS W. MORRIS	Director	June 8, 2006
Curtis W. Morris

/s/ JIL H. STARK	Director	June 8, 2006
Jil H. Stark

/s/ ROYCE A. STUTZMAN	Director	June 8, 2006
Royce A. Stutzman