Form 10-Q
period 2006-06-30
PFF BANCORP INC
filed 2006-08-09
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10‑Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-16845
PFF BANCORP, INC. (Exact name of registrant as specified in its charter)
DELAWARE	95-4561623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

9337 Milliken Avenue, Rancho Cucamonga, California 91730 (Address of principal executive offices)
(909) 941-5400 (Registrant's telephone number, including area code)
Former Address: 350 South Garey Avenue, Pomona, California 91766 (Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer      X      Accelerated filer                 Non- accelerated filer            .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes No X .

The registrant had 24,546,616 shares of common stock, par value $.01 per share, outstanding as of July 31, 2006.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2006	March 31, 2006

	(Unaudited)
Assets
Cash and cash equivalents	$53,993	$58,831
Investment securities held-to-maturity (estimated fair value of $6,554 at June 30, 2006, and $6,567 at March 31, 2006)	6,721	6,724
Investment securities available-for-sale, at fair value	54,667	60,092
Mortgage-backed securities available-for-sale, at fair value	254,048	229,470
Loans held-for-sale	985	795
Loans and leases receivable, net (net of allowances for loan and lease losses of $37,658 at June 30, 2006 and $37,126 at March 31, 2006)	3,967,952	3,839,779
Federal Home Loan Bank (FHLB) stock, at cost	42,620	39,307
Accrued interest receivable	23,430	21,278
Assets acquired through foreclosure, net	8,605	8,728
Property and equipment, net	47,382	44,303
Prepaid expenses and other assets	27,114	31,483

Total assets	$4,487,517	$4,340,790

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$3,130,880	$3,057,309
FHLB advances and other borrowings	884,000	822,000
Junior subordinated debentures	56,702	56,702
Accrued expenses and other liabilities	40,264	41,048
Total liabilities	4,111,846	3,977,059
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued and outstanding 24,496,162 and 24,493,472 at June 30, 2006 and March 31, 2006, respectively	244	244
Additional paid-in capital	177,375	175,581
Retained earnings	206,852	195,591
Accumulated other comprehensive losses	(8,800)	(7,685)
Total stockholders' equity	375,671	363,731
Total liabilities and stockholders' equity	$4,487,517	$4,340,790

                                    See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2006	2005
Interest income:
Loans and leases receivable	$ 76,454	$ 56,105
Mortgage-backed securities	2,613	2,346
Investment securities and deposits	1,436	1,133
Total interest income	80,503	59,584
Interest expense:
Deposits	22,406	12,604
Borrowings	11,225	5,894
Total interest expense	33,631	18,498
Net interest income	46,872	41,086
Provision for loan and lease losses	500	-
Net interest income after provision for loan and lease losses	46,372	41,086
Non-interest income:
Deposit and related fees	3,293	2,947
Loan and servicing fees	593	502
Trust, investment and insurance fees	1,522	1,146
Gain on sale of loans, net	10	67
Gain on sale of securities, net	271	-
Other non-interest income	786	206
Total non-interest income	6,475	4,868
Non-interest expense:
General and administrative:
Compensation and benefits	15,635	12,949
Occupancy and equipment	3,757	3,457
Marketing and professional services	3,134	2,987
Other general and administrative	3,756	3,273
Total general and administrative	26,282	22,666
Foreclosed asset operations, net	(115)	(1)
Total non-interest expense	26,167	22,665
Earnings before income taxes	26,680	23,289
Income taxes	11,255	10,931
Net earnings	$ 15,425	$ 12,358

Basic earnings per share	$ 0.63	$ 0.51
Weighted average shares outstanding for basic earnings per share calculation	24,424,431	24,398,414
Diluted earnings per share	$ 0.62	$ 0.49
Weighted average shares outstanding for diluted earnings per share calculation	24,806,515	25,006,953

                                                See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2006	2005

Net earnings	$ 15,425	$ 12,358

Other comprehensive earnings (losses), net of income tax expense (benefit) of $(808) and $763 at June 30, 2006 and 2005, respectively:
Change in unrealized gains (losses) on:
Investment securities available-for-sale, at fair value	(86)	11
Mortgage-backed securities available-for-sale, at fair value	(762)	1,358
Reclassification of realized securities gains included in earnings	(174)	-
Reclassification of realized gains on interest rate swaps included in earnings	(93)	-
Change in fair value of interest rate swaps	-	(315)
Other comprehensive earnings (losses)	(1,115)	1,054
Comprehensive earnings	$ 14,310	$ 13,412

                                                  See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total

Balance at March 31, 2006	24,493,472	$ 244	$ 175,581	$ 195,591	$(7,685)	$ 363,731

Net earnings	-	-	-	15,425	-	15,425
Amortization under stock-based compensation plans	-	-	1,757	-	-	1,757
Stock options exercised	2,690	-	37	-	-	37
Dividends ($0.17 per share for June 2006)	-	-	-	(4,164)	-	(4,164)
Changes in unrealized losses on securities available-for-sale, net	-	-	-	-	(1,022)	(1,022)
Changes in unrealized gains on interest rate swaps, net	-	-	-	-	(93)	(93)
Balance at June 30, 2006	24,496,162	$ 244	$ 177,375	$ 206,852	$(8,800)	$ 375,671

        See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$15,425	$12,358
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion on loans, leases and securities and deferred loan origination costs, net	(6,110)	(3,914)
Loan and lease fees collected	6,074	5,203
Dividends on FHLB stock	(461)	(941)
Provisions for losses on loans, leases and foreclosed asset operations	500	5
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(282)	(65)
Depreciation and amortization of property and equipment	1,001	887
Loans originated for sale	(1,812)	(4,389)
Proceeds from sale of loans held-for-sale	1,632	4,933
Amortization of stock-based compensation	1,757	1,303
Increase in market value of interest rate swaps	(475)	-
Amortization of deferred issuance cost on junior subordinated debt	20	15
Other, net	(1,583)	(1,572)
Net cash provided by operating activities	15,686	13,823
Cash flows from investing activities:
Loans and leases originated for investment	(690,616)	(693,538)
Increase (decrease) in construction loans in process	(27,246)	46,288
Purchases of loans held-for-investment	(2,997)	-
Principal payments on loans and leases	596,442	606,885
Principal payments on mortgage-backed securities available-for-sale	16,369	17,213
Purchases of mortgage-backed securities available-for-sale	(42,449)	-
Redemption (purchases) of FHLB stock, net	(2,852)	896
Proceeds from maturities of mortgage-backed-securities available-for-sale	-	16
Proceeds from sale of investment securities available-for-sale	5,337	-
Proceeds from sale of property and equipment	128	-
Purchases of property and equipment	(4,084)	(11,639)
Net cash used in investing activities	(151,968)	(33,879)
Cash flows from financing activities:
Net change in deposits	73,571	37,956
Proceeds from long-term FHLB advances and other borrowings	356,150	215,000
Repayment of long-term FHLB advances and other borrowings	(244,150)	(100,000)
Net change in short-term FHLB advances and other borrowings	(50,000)	(101,774)
Proceeds from exercise of stock options	37	483
Cash dividends	(4,164)	(3,670)
Excess tax benefit from stock-based payment arrangements	-	1,800
Purchases of treasury stock	-	(8,110)
Net cash provided by financing activities	131,444	41,685
Net (decrease) increase in cash and cash equivalents	(4,838)	21,629
Cash and cash equivalents, beginning of period	58,831	44,844
Cash and cash equivalents, end of period	$53,993	$66,473
Supplemental information:
Interest paid	$33,537	$18,263
Income taxes paid	$-	$1,500
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$-	$63

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

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included.  We have made certain reclassifications to the prior year's consolidated financial statements to conform to the current presentation.  The results of operations for the three months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2007.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended March 31, 2006.

(2)    Current Accounting Issues

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140" ("SFAS 155"). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a Qualified Special Purpose Entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. We do not expect the adoption of SFAS 155 to have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets," ("SFAS 156") which amends the guidance in SFAS 140. SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS 140, or the fair value measurement method. SFAS 156 will be effective in the fiscal year beginning April 1, 2007. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of   FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We will be required to adopt FIN 48 in the fiscal year beginning April 1, 2007. We are currently assessing the impact that the adoption of FIN 48 will have on our financial condition and results of operations.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

(3)    Stock-Based Compensation Plans

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS 123R").  SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. SFAS 123R is effective for fiscal years beginning after June 15, 2005.  We adopted SFAS 123R beginning with our first quarter of fiscal 2006, and the impact is not material to our consolidated financial statements.

During October 1996, our stockholders approved the PFF Bancorp, Inc. 1996 Incentive Plan (the "1996 Plan"). During September 1999, our stockholders approved the PFF Bancorp, Inc. 1999 Incentive Plan (the "1999 Plan"). The 1996 Plan authorized the granting of options to purchase our common stock, option related awards, and grants of common stock. The 1999 Plan authorized the granting of options to purchase our common stock.  Any options or awards previously granted under the 1996 and 1999 Plans that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2004 Plan.

A summary of option activity under the 1996 and 1999 Plans as of June 30, 2006 and 2005, and changes during the three months ended June 30, 2006 and 2005 are presented below:

	For the Three Months Ended June 30, 2006
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at April 1, 2006	602,993	$12.49	-	$-
Granted	-	-	-	-
Exercised	(2,690)	13.43	-	-
Forfeited or expired	(840)	15.33	-	-
Outstanding at June 30, 2006	599,463	$12.48	4.9	$12,395

Exercisable at June 30, 2006	594,172	$12.49	4.9	$12,281

	For the Three Months Ended June 30, 2005
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at April 1, 2005	1,019,615	$10.82	-	$-
Granted	-	-	-	-
Exercised	(74,250)	6.50	-	-
Forfeited or expired	(1,463)	11.67	-	-
Outstanding at June 30, 2005	943,902	$11.16	4.7	$18,057

Exercisable at June 30, 2005	922,328	$11.01	4.6	$17,782

No options were granted during the three months ended June 30, 2006 and 2005.  The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $53,000 and $1.3 million, respectively. Cash received from options exercised under the 1996 and 1999 Plans for the three months ended June 30, 2006 and 2005 was $36,000 and $483,000, respectively.  The tax benefit realized for the tax deductions from options exercised totaled $1,000 and $680,000 for the three months ended June 30, 2006 and 2005, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

The fair value of each option is estimated on the grant date using the Black-Scholes model that applies the following assumptions:  Volatility is based on the historical volatility of our stock.  The expected term of options granted represents the period of time the options granted are expected to be outstanding.  The risk-free rate is the yield from United States government securities with the same terms as the life of the options.  Dividend yield is calculated using the anticipated dividend payout rate of the stock over the life of the option.

Compensation expense under the 1996 and 1999 Plans was $6,000 and $35,000 for the three months ended June 30, 2006 and 2005, respectively, based upon the vesting of 1,395 options and 4,941 options, respectively.  Compensation expense of $8,000 associated with an additional 1,685 previously issued, but unvested options outstanding at June 30, 2006, will be recorded in future periods ending in October 2006 as the applicable service is rendered.

During September 2004, our stockholders approved the PFF Bancorp, Inc. 2004 Equity Incentive Plan (the "2004 Plan").  The 2004 Plan authorizes the granting of 1,112,632 options or 556,315 restricted stock awards to Directors or employees.  Additionally, any ungranted options or awards along with options or awards previously granted under the 1996 and 1999 Plans that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2004 Plan.  During the three months ended June 30, 2006, 840 options issued under the 1999 Plan expired and were transferred to the 2004 Plan.

For the three months ended June 30, 2006 and 2005, based upon current performance levels, compensation expense associated with the 2004 Plan was $989,000 and $654,000.  As of June 30, 2006, there was $3.6 million of total unrecognized compensation cost related to non-vested awards granted under the 2004 Plan.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

A summary of our nonvested awards principally to Directors that vest based solely on service as of June 30, 2006 and 2005 and changes during the three months ended June 30, 2006 and 2005 are presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2006	81,900	$28.59
Granted	-	-
Vested	(29,250)	28.59
Forfeited	-	-
Nonvested at June 30, 2006	52,650	$28.59

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2005	-	$-
Granted	81,000	28.57
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2005	81,000	$28.57

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

A summary of activity of our nonvested awards to employees that vest based on a combination of service and performance as of

June 30, 2006 and 2005 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2006	329,565	$27.46
Granted	-	-
Vested	-	-
Forfeited	(21,176)	27.46
Nonvested at June 30, 2006	308,389	$27.46

		Weighted Average
	Shares	Grant Date Fair Value
Nonvested at April 1, 2005	-	$-
Granted	436,760	27.42
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2005	436,760	$27.42

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

(4)    Earnings Per Share

Earnings per share ("EPS") is calculated on both a basic and diluted basis, excluding common shares in treasury. Basic EPS is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding during the period.  Diluted EPS includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based compensation plans.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,

	2006			2005

	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$15,425			$12,358

Basic EPS

Earnings available to common stockholders	15,425	24,424,431	$0.63	12,358	24,398,414	$0.51

Effect of Dilutive Securities

Options and stock awards		382,084			608,539

Diluted EPS
Earnings available to common stockholders and assumed conversions	$15,425	24,806,515	$0.62	$12,358	25,006,953	$0.49

The exercise price of all options was less than the average market price of the common shares during the three month period ended June 30, 2006 and 2005.  As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Continued)

(5)    Derivative Hedging Activities

The Company enters into financial derivatives in order to mitigate exposure to the issuance of its junior subordinated debentures.

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years.  This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates.  The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009.  We recognize all derivatives on the balance sheet at fair value based on dealer quotes.  At June 30, 2006, the interest rate swap had a fair value of $1.6 million.  The periodic net settlement of this swap decreased interest expense by $86,000 for the three months ended June 30, 2006.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years.  The interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates.  The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive three month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010.  At June 30, 2006, the interest rate swap with a notional amount of $10.0 million had a fair value of $447,000.  The periodic net settlement of this swap decreased interest expense by $14,000 for the three months ended June 30, 2006.

We have determined that the above interest rate swaps do not qualify for hedge treatment under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").  As a result, a $475,000 non-cash credit representing the increase in market value of the interest rate swaps for the quarter ended June 30, 2006 has been recorded as a component of other non-interest income in the Statement of Earnings.  Future changes in market value will also be recorded as a component of non-interest income.  While the provisions of SFAS 133 require that these interest rate swaps be considered unhedged derivatives for accounting purposes, from both economic substance and cash flow standpoints, the interest rate swaps have been and will continue to be fully effective in hedging the floating rate nature of the junior subordinated debentures.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended June 30, 2006 and 2005.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Interest-earnings deposits and short-term investments	$5,771	$105	7.30%	$7,361	$77	4.20%
Investment securities, net	62,285	810	5.22	67,399	576	3.43
Mortgage-backed securities, net	241,964	2,613	4.32	242,951	2,346	3.86
Loans and leases receivable, net	3,906,331	76,454	7.84	3,435,548	56,105	6.54
FHLB stock	41,516	521	5.03	41,839	480	4.60
Total interest-earnings assets	4,257,867	80,503	7.57	3,795,098	59,584	6.29
Non-interest-earning assets	156,363			132,156
Total assets	$4,414,230			$3,927,254

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing demand accounts	$275,467	-	0.00	$267,890	-	0.00
Interest-bearing demand accounts	396,122	502	0.51	489,591	775	0.63
Savings accounts	159,607	167	0.42	176,316	132	0.30
Money market accounts	798,468	6,324	3.18	818,579	4,301	2.11
Certificate accounts	1,429,711	15,413	4.32	965,573	7,396	3.07
Total Deposits	3,059,375	22,406	2.94	2,717,949	12,604	1.86
FHLB advances and other borrowings	874,732	10,354	4.75	786,746	5,423	2.76
Junior subordinated debentures	56,702	871	6.14	30,928	471	6.11
Total interest-bearing liabilities	3,990,809	33,631	3.38	3,535,623	18,498	2.10
Non-interest-bearing liabilities	53,772			51,922
Total liabilities	4,044,581			3,587,545
Stockholders' equity	369,649			339,709
Total liabilities and stockholders' equity	$4,414,230			$3,927,254
Net interest income		$46,872			$41,086
Net interest spread			4.19			4.19
Net interest margin			4.40			4.33
Ratio of interest-earning assets to interest-bearing liabilities	106.69%			107.34%

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

	Three Months Ended June 30, 2006
	Compared to
	Three Months Ended June 30, 2005
	Increase (Decrease)
	Due to
	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$(17)	57	(12)	28
Investment securities, net	(44)	301	(23)	234
Mortgage-backed securities, net	(10)	278	(1)	267
Loans and leases receivable, net	7,676	11,147	1,526	20,349
FHLB stock	(4)	45	-	41
Total interest-earning assets	7,601	11,828	1,490	20,919

Interest-bearing liabilities:
Demand deposits accounts	(148)	(155)	30	(273)
Savings accounts	(13)	53	(5)	35
Money market accounts	(106)	2,183	(54)	2,023
Certificate accounts	3,555	3,014	1,448	8,017
FHLB advances and other borrowings	606	3,890	435	4,931
Junior subordinated debentures	393	5	2	400
Total interest-bearing liabilities	4,287	8,990	1,856	15,133
Change in net interest income	$3,314	2,838	(366)	5,786

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

Critical Accounting Policies

Our management has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements.  The significant accounting policies are described in our Annual Report on Form 10-K for the year ended March 31, 2006 and there has not been any material change in those policies since that date, other than changes discussed in this report. Certain accounting policies require significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors, which we believe are reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods.  The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

  Allowance for losses on loans and leases.  For further information, see "Comparison of Financial Condition at June 30, 2006 and March 31, 2006" in this Form 10-Q and "Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses", "Item 1- Foreclosed Assets" and "Notes 5 and 6 to the Consolidated Financial Statements" in our March 31, 2006 Annual Report on Form 10-K.

  Other-Than-Temporary Impairment.  For further information, see "Item 1 - Business - Investment Activities" and "Notes 2 and 3 to the Consolidated Financial Statements" in our March 31, 2006 Annual Report on Form 10-K.

  Financial Derivatives. For further information, see "Item 1 -- Financial Statements - Note 5 - Derivative Hedging Activities" in  this Form 10-Q and "Note 13 to the Consolidated Financial Statements" in our March 31, 2006 Annual Report on Form 10-K.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

Overview

The following discussion compares the results of operations for the three months ended June 30, 2006 with the corresponding period of 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $15.4 million or $0.62 per diluted share for the three months ended June 30, 2006 compared to net earnings of $12.4 million or $0.49 per diluted share for the comparable period of 2005.

  Net interest income rose $5.8 million or 14 percent to $46.9 million for the current quarter compared to the same quarter of 2005.  On a sequential quarter basis, net interest income increased $2.0 million or 5 percent.  Net interest margin expanded 7 basis points to 4.40% between the quarters ended June 30, 2005 and 2006 and contracted 6 basis points on a sequential quarter basis.

  Construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") increased $496.8 million or 28 percent to $2.29 billion or 58 percent of loans and leases receivable, net compared to $1.79 billion or 52 percent of loans and leases receivable, net, one year ago. Based on end of period balances, the Four-Cs increased $120.1 million or 6 percent during the current quarter.  The average balance of the Four-Cs increased $217.6 million or 11 percent on a sequential quarter basis.

Our loan origination focus continues to be on the Four-Cs.  Four-Cs originations totaled $595.1 million or 86 percent of total originations in the current quarter, compared to $590.9 million or 85 percent of total originations for the comparable period of the prior year.  The Four-Cs originations include $49.4 million and $21.5 million originated by DBS during the quarters ended June 30, 2006 and 2005, respectively.  At June 30, 2006, DBS had outstanding loans receivable, net, of $97.2 million compared to $54.5 million one year ago.  The majority of DBS's loans are classified as construction and land.

  Average total deposits increased $341.4 million or 13 percent compared to the quarter ended June 30, 2005 and increased $161.5 million from the quarter ended March 31, 2006.  Reflecting a widening rate differential between certificate accounts ("CDs") and interest-bearing liquid accounts arising from increases in the general level of interest rates, the average balance of CDs increased $464.1 million while lower cost passbook, money market and demand deposits ("core deposits") decreased $122.7 million from one year ago.  At June 30, 2006, core deposits totaled $1.65 billion or 53 percent of total deposits, compared to $1.69 billion or 55 percent of total deposits at March 31, 2006 and $1.80 billion or 65 percent of total deposits one year ago. Non-interest-bearing demand deposits averaged $275.5 million or 9 percent of average total deposits for the current quarter compared to $267.9 million or 10 percent of average total deposits for the comparable quarter of 2005.

Deposits, particularly core deposits, provide a more preferable source of funding than to FHLB advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits, FHLB advances and other borrowings provide a readily available source of liquidity.  At June 30, 2006, FHLB advances and other borrowings increased to $884.0 million or 21 percent of total liabilities from $822.0 million or 21 percent of total liabilities at March 31, 2006.

Asset quality remained strong with non-accrual loans totaling $1.1 million or 0.02 percent of gross loans and leases at June 30, 2006 compared to $1.1 million or 0.03 percent of gross loans and leases at March 31, 2006 and $11.1 million or 0.27 percent of gross loans and leases at June 30, 2005.  The distribution of the non-accrual loan balance of $1.1 million as of June 30, 2006 by loan type was $824,000 single-family, $240,000 commercial business and $76,000 consumer.

We did not repurchase any shares of our common stock during the current quarter.  At June 30, 2006, 954,310 shares remain under a 1.0 million share repurchase authorization adopted by our Board of Directors on October 26, 2005.

At June 30, 2006, our consolidated capital to assets ratio was 8.37%.  The Bank's core and total risk-based capital ratios were 8.31% and 10.90%, respectively, compared to 5.00% and 10.00%, respectively, needed to be considered "Well Capitalized."  Our internal target floors for the Bank's core and total risk-based capital ratios are 7.75% and 11%, respectively.  For further information relating to our risk-based capital ratios, see "Liquidity and Capital Resources" in this Form 10-Q.

Net Interest Income

Net interest income is the difference between interest and dividends earned on loans and leases, mortgage-backed securities and other investment securities and other interest-earning investments (collectively, "interest-earnings assets") and the interest paid on deposits and borrowings ("interest-bearing liabilities"). The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principle items affecting net interest income.

Our net interest income totaled $46.9 million for the current quarter, up 14 percent or $5.8 million from $41.1 million for the quarter ended June 30, 2005.  This increase was attributable primarily to a $462.8 million or 12 percent increase in average interest-earning assets from the comparable period of the prior year.  The average balance of the Four-Cs increased $497.5 million or 29 percent between the quarter ended June 30, 2005 and 2006, which contributed to the increase of $470.8 million or 14 percent in the average balance of loans and leases receivable, net.

Reflecting the higher interest rate environment and the sensitivity of our loan and lease portfolio to changes in rates, the average yield on loans and leases receivable, net, increased 130 basis points to 7.84% for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.  Loan and lease principal repayments totaled $596.4 million for the quarter ended June 30, 2006 compared to $606.9 million for the comparable period of 2005.  Expressed as an annualized percentage of average loans and leases receivable, net, this represented 61 percent of the portfolio compared to 71 percent for the quarter ended June 30, 2005.  Premium amortization, net of discount accretion on the loan and lease portfolio for the quarters ended June 30, 2005 and 2006 was $320,000 and $242,000, respectively.  Amortization of loan origination fees and extension fees increased to $4.3 million and $1.8 million, respectively, for the quarter ended June 30, 2006 compared to $3.7 million and $707,000 for the comparable period of 2005.  For the quarter ended June 30, 2006, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 64 basis points and 58 basis points, respectively, compared to 52 basis points and 47 basis points for the comparable period of 2005.

Our average cost of interest-bearing liabilities increased 128 basis points to 3.38% between the quarters ended June 30, 2005 and 2006.  Our average cost of deposits rose 108 basis points between the quarter ended June 30, 2005 and 2006 while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 195 basis points. The increase in our average cost of interest-bearing liabilities was partially mitigated by the continued growth and increasing utilization of deposits as our principal and preferable source of funding.  The average balance of our deposit portfolio increased $341.4 million or 13 percent to $3.06 billion or 77 percent of our average interest-bearing liabilities, which is comparable to the same period of 2005.

Provision for Loan and Lease Losses

We recorded a $500,000 provision for loan and lease losses for the quarter ended June 30, 2006, which reflects an increase in the percentage of real estate secured mortgages in our loan portfolio.  These are generally assigned lower allowance for loan and lease losses ("ALLL") allocations.  Total commercial business loans and leases declined $9.3 million while real estate secured mortgages increased $8.4 million.  We did not record a provision for loan and lease losses for the quarter ended June 30, 2005 primarily due to declines in non-accrual loans and classified assets. At June 30, 2006, the ALLL was $37.7 million or 0.82% of gross loans and leases compared to $37.1 million or 0.83% of gross loans and leases at March 31, 2006.  We will continue to monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Total non-interest income increased $1.6 million or 33 percent to $6.5 million between the quarters ended June 30, 2006 and 2005.  Excluding gains on sales of securities and the non-cash credit associated with our interest rate swaps, non-interest income increased $861,000 or 18 percent between the quarters ended June 30, 2005 and 2006.

Deposit and Related Fees

Deposit and related fees increased 12 percent or $346,000 to $3.3 million for the current quarter. Monthly service charges and overdraft fees increased $396,000 to $2.8 million for the current quarter.  This increase reflects the continued growth in our deposit transaction accounts and the fee income opportunities associated with those accounts.  At June 30, 2006, we had approximately 70,064 transaction accounts compared to approximately 67,852 transaction accounts at June 30, 2005.

Loan and Servicing Fees

Loan and servicing fees rose 18 percent or $91,000 to $593,000 for the current quarter due to an increase of $115,000 in disbursement and inspection fees associated with our construction loan portfolio.  Amortization of our mortgage servicing rights ("MSR") asset was $3,000 and $12,000 for the quarters ended June 30, 2006 and 2005, respectively.  At June 30, 2006, our MSR asset was $286,000.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees increased $376,000 or 33 percent to $1.5 million for the quarter ended June 30, 2006. This reflects an increase in market value of trust and investment assets under management or advisory by Glencrest and the Bank's trust department to $669.7 million at June 30, 2006, compared to $521.1 million at June 30, 2005.  These assets under management or advisory include $533.4 million managed or advised by Glencrest at June 30, 2006 compared to $402.4 million at June 30, 2005.  The average annual fee per dollar of assets managed or advised by Glencrest and the Bank's trust department was approximately 53 basis points for the quarter ended June 30, 2006 compared to 57 basis points for the comparable period of 2005.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. Accordingly, the principal balances of loans sold during the quarters ended June 30, 2006 and 2005 were $1.6 million and $4.9 million, respectively.  This activity generated net gain on sales of $10,000 and $67,000 for the quarters ended June 30, 2006 and 2005, respectively.

Gain on Sale of Securities

We generally follow a "buy and hold" strategy with respect to our securities portfolio.  While the overwhelming majority of our securities portfolio is classified as "available for sale," our securities sales activity has been and is expected to continue to be infrequent.  Securities with a cost basis aggregating $5.1 million were sold during the current quarter to generate funds used to meet DBS loan demand, generating gain on sales of $271,000.

Non-Interest Expense

Non-interest expense increased $3.5 million to $26.2 million for the quarter ended June 30, 2006 as compared to the same period last year.  General and administrative ("G&A") expense increased $3.6 million or 16 percent between the quarters ended June 30, 2006 and 2005 to $26.3 million.  Employee Stock Ownership Plan ("ESOP") expense was $1.4 million for the current quarter compared to $751,000, for the comparable quarter of 2005.  The increase in G&A expense primarily reflects the direct and indirect costs associated with the growth in our lending operations and the addition of two new banking branches during fiscal 2006.

The ratio of G&A expense to average assets increased 7 basis points to 2.38%, on an annualized basis for the quarter ended June 30, 2006 compared to 2.31% for the comparable period of 2005.  Our efficiency ratio was relatively unchanged at 49.27% for the current quarter compared to 49.32% for the comparable period of 2005.

Income Taxes

Our effective income tax rate decreased from 46.9 percent for the quarter ended June 30, 2005 to 42.2 percent for the current quarter.  The reduction in our effective tax rate was attributable principally to a decrease in the amount of non-deductible ESO P expense.  While ESOP expense increased, the non-deductible portion decreased as non-deductibility is determined by market value in excess of cost basis of the shares purchased to fund the ESOP.  In the current fiscal year, all shares were purchased at market value, which results in ESOP expense being fully deductible.  This is expected to continue for the remainder of this fiscal year.

Comparison of Financial Condition at June 30, 2006 and March 31, 2006

Total assets were $4.49 billion at June 30, 2006 compared to $4.34 billion at March 31, 2006.  Loans and leases receivable, net, totaled $3.97 billion at June 30, 2006, a $128.2 million increase from $3.84 billion at March 31, 2006.  The balance of the Four-Cs increased $120.1 million or 6 percent from $2.17 billion at March 31, 2006 to $2.29 billion at June 30, 2006.  These loan balances are shown net of undisbursed construction loan funds of $586.6 million and $596.2 million at June 30 and March 31, 2006, respectively.  These undisbursed balances represent funds that will be disbursed and begin earning interest as construction progresses on projects.

At June 30, 2006, the ALLL was $37.7 million or 0.82% of gross loans and leases compared to $37.1 million or 0.83% of gross loans and leases at March 31, 2006.  Assets classified "Substandard" and "Doubtful" under our Internal Asset Review ("IAR") system were $19.4 million and none, respectively at June 30, 2006 compared to $16.6 million and none, respectively at March 31, 2006.  The $19.4 million at June 30, 2006 primarily consists of 26 commercial business loans totaling $9.4 million, three single-family loans totaling $823,000, a commercial real estate loan of $452,000, and a 20-unit residential construction loan, that was reclassified to assets acquired through foreclosure of $8.6 million.  The 20-unit residential construction loan was reclassified due to a court appointed receiver that was put in place to oversee the property during the quarter ended December 31, 2005.

The ALLL is maintained at an amount management considers adequate to cover probable losses on loans and leases receivable. The determination of the adequacy of the ALLL is influenced to a significant degree by the evaluation of the loan and lease portfolio by our IAR function.  The IAR system is designed to identify problem loans and leases and probable losses.  As the percentage of our loan and lease portfolio comprised by the Four-Cs has increased, the IAR function has become increasingly important not only for the timely and accurate identification of probable losses, but also to minimize our exposure to such losses through early intervention.  Among the factors taken into account by the IAR function in identifying probable losses and determining the adequacy of the ALLL are the nature, level and severity of classified assets, historical loss experience adjusted for current economic conditions, and composition of the loan and lease portfolio by type.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's ALLL.  Such agencies may require the Bank to make additional provisions for loan and lease losses based upon information available at the time of the review.  We will continue to monitor and modify our ALLL as economic conditions, loss experience, changes in asset quality, portfolio composition and other factors dictate.

The following table sets forth activity in our ALLL.

	Three Months Ended
	June 30,
	2006	2005

Beginning Balance	$37,126	$33,302
Provision for loan and lease losses	500	-
Charge-offs	(99)	(138)
Recoveries	131	28
Ending Balance	$37,658	$33,192

The charge-offs of $99,000 for the current quarter included $61,000 related to commercial business loans and $38,000 related to consumer loans.  The $131,000 of recoveries for the quarter ended June 30, 2006 was primarily related to commercial business loans.

Total liabilities increased $134.8 million to $4.11 billion at June 30, 2006 from $3.98 billion at March 31, 2006. Deposits increased $73.6 million to $3.13 billion or 76 percent of total liabilities at June 30, 2006 compared to $3.06 billion or 77 percent of total liabilities at March 31, 2006.  Reflecting a widening rate differential between certificate accounts and interest-bearing liquid accounts arising from increases in the general level of interest rates, core deposits decreased $37.2 million while certificates of deposits increased $110.8 million during the current quarter.  At June 30, 2006, non-interest bearing demand deposits were $285.7 million or 9 percent of total deposits compared to $315.6 million or 10 percent of total deposits at March 31, 2006.

Total stockholders' equity increased $11.9 million to $375.7 million at June 30, 2006 compared to $363.7 million at March 31, 2006. The increase in total stockholders' equity was comprised principally of an $11.3 million increase in retained earnings.

The $11.3 million increase in retained earnings is comprised of:

  An increase of $15.4 million representing net earnings for the three months ended June 30, 2006,

  A decrease of $4.1 million representing quarterly cash dividends of $0.17 per common share paid on June 30, 2006 to shareholders of record as of June 16, 2006.

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

The Office of Thrift Supervision has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.  Our internal policy is to seek to maintain at approximately three percent the ratio of cash and readily marketable debt securities with final maturities of one year or less to total deposits, FHLB advances and other borrowings maturing within one year (our "defined liquidity ratio").  In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity.  At June 30, 2006, our largest core deposit relationship was $24.2 million and our ten largest core deposit relationships aggregated $94.9 million.

At June 30, 2006, our defined liquidity ratio was 3.10% and our average defined liquidity ratio for the quarter ended June 30, 2006 was 3.09%.  At June 30, 2006, cash and short-term investments totaled $54.0 million.  As an additional component of liquidity management, we seek to maintain sufficient mortgage loan and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of the Bank's total assets.  At June 30, 2006, our immediate borrowing capacity from the FHLB was $481.9 million or eleven percent of the Bank's total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window.  As of June 30, 2006, our borrowing capacity at the Federal Reserve Bank was approximately $12.0 million.  We also have $16.0 million of immediate borrowing capacity at June 30, 2006, under a $50.0 million line of credit with a commercial bank.

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

Net cash provided by operating activities was $15.7 million and $13.8 million for the quarter ended June 30, 2006 and 2005, respectively.  The increase in net cash provided by operating activities is primarily due to an increase in net earnings between the three months ended June 30, 2005 and 2006, an increase in net deferred loan fees collected on loan originations and extensions, partially offset by an increase in amortization of premiums, net of discount accretion on loans, leases and securities and deferred loan origination costs, net, during the three months ended June 30, 2006.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash used in investing activities was $152.0 million for the current quarter compared to $33.9 million for the comparable period of the prior year.  The increase in net cash used in investing activities between the quarters ended June 30, 2005 and 2006 was attributable principally to a $42.4 million increase in purchases of mortgage-backed securities available-for-sale, and a $73.5 million net decrease in construction loans in process, partially offset by lower purchases of property and equipment.

Cash flows provided by financing activities were $131.4 million for the current quarter compared to $41.7 million for the comparable period of the prior year.  Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Our net increases in deposits were $73.6 million and $38.0 million for the three months ended June 30, 2006 and 2005, respectively.  During the current quarter, we increased our use of FHLB advances and other borrowings by $62.0 million, net, compared to $13.2 million, net for the comparable period of 2005.

At June 30, 2006, the Bank exceeded all of its regulatory capital requirements with tangible capital of $364.6 million, or 8.31% of adjusted total assets, which is above the required level of $65.8 million, or 1.5%; core capital of $364.6 million, or 8.31% of adjusted total assets, which is above the required level of $175.5 million, or 4.0%; and total risk-based capital of $399.7 million, or 10.90% of risk-weighted assets, which is above the required level of $293.4 million, or 8.0%.  Our internal policy is to maintain our total risk-based capital ratio at approximately 11.00%.  To the extent the Bank's total risk-based capital is below 11.00%, our internal policy restricts the upstreaming of cash from the Bank to the Company.  Based on our expectations of continued robust Four-Cs loan growth, we do not expect to be in a position to upstream cash from the Bank to the Company for the next several quarters.  However, the Company has sufficient cash flow available to it from DBS as well as from a $50.0 million revolving line of credit with a commercial bank, $16.0 million of which was available at June 30, 2006, to meet all of its funding requirements, including dividends paid to stockholders.  The Company also has the ability to issue additional junior subordinated debentures should the need for additional funding arise.

We currently have no material contractual obligations or commitments for capital expenditures. At June 30, 2006, we had outstanding commitments to originate and purchase loans of $216.3 million and none, respectively, compared to $188.7 million and none, respectively, at June 30, 2005.  Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  At June 30, 2006 and 2005, we had standby letters of credit of $39.9 million and $36.0 million, respectively.  We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2006 totaled $1.28 billion.  We expect that we will retain a substantial portion of the funds from maturing CDs at maturity either in certificate or liquid accounts.  In response to the increases in short-term interest rates initiated by the Federal Reserve, as well as competitive market forces, rates on CDs have increased disproportionately to those of more liquid accounts.   As a result, we have seen a shift in customer behavior back towards CDs.  We anticipate that this shift in consumer preference will continue as and to the extent general market conditions create continued widening of the rate differential between CDs and liquid accounts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the three months ended June 30, 2006, from that which is disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June   30, 2006, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I. Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any shares of our common stock during the quarter ended June 30, 2006. At June 30, 2006, the maximum amount of shares that were available to be repurchased was 954,310 shares under a 1.0 million share repurchase authorization adopted by our Board of Directors on October 26, 2005.

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

PFF BANCORP, INC.

DATED: August 9, 2006	BY: /s/ KEVIN MCCARTHY
Kevin McCarthy President, Chief Executive Officer and Director

DATED: August 9, 2006	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer