Form 10-Q
period 2006-09-30
PFF BANCORP INC
filed 2006-11-09
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10‑Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 24,609,220 shares of common stock, par value $.01 per share, outstanding as of October 31, 2006.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2006	March 31, 2006

	(Unaudited)
Assets
Cash and cash equivalents	$62,259	$58,831
Investment securities held-to-maturity (estimated fair value of $6,606 at September 30, 2006, and $6,567 at March 31, 2006)	6,718	6,724
Investment securities available-for-sale, at fair value	78,656	60,092
Mortgage-backed securities available-for-sale, at fair value	237,314	229,470
Loans held-for-sale	397	795
Loans and leases receivable, net (net of allowances for loan and lease losses of $40,289 at September 30, 2006 and $37,126 at March 31, 2006)	4,101,825	3,839,779
Federal Home Loan Bank (FHLB) stock, at cost	44,885	39,307
Accrued interest receivable	25,256	21,278
Assets acquired through foreclosure, net	8,605	8,728
Property and equipment, net	49,978	44,303
Prepaid expenses and other assets	27,857	31,483

Total assets	$4,643,750	$4,340,790

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$3,180,935	$3,057,309
FHLB advances and other borrowings	973,400	822,000
Junior subordinated debentures	56,702	56,702
Accrued expenses and other liabilities	42,682	41,048

Total liabilities	4,253,719	3,977,059
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued and outstanding 24,604,302 and 24,493,472 at September 30, 2006 and March 31, 2006, respectively	244	244
Additional paid-in capital	180,101	175,581
Retained earnings	216,713	195,591
Accumulated other comprehensive losses	(7,027)	(7,685)

Total stockholders' equity	390,031	363,731

Total liabilities and stockholders' equity	$4,643,750	$4,340,790

                         See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans and leases receivable	$ 80,334	$ 59,124	$ 156,788	$ 115,229
Mortgage-backed securities	2,764	2,201	5,377	4,547
Investment securities and deposits	1,736	1,116	3,172	2,249
Total interest income	84,834	62,441	165,337	122,025
Interest expense:
Deposits	26,010	15,097	48,416	27,701
Borrowings	12,966	5,809	24,191	11,703
Total interest expense	38,976	20,906	72,607	39,404
Net interest income	45,858	41,535	92,730	82,621
Provision for loan and lease losses	2,520	1,220	3,020	1,220
Net interest income after provision for loan and lease losses	43,338	40,315	89,710	81,401
Non-interest income:
Deposit and related fees	3,380	3,469	6,673	6,416
Loan and servicing fees	578	593	1,171	1,095
Trust, investment and insurance fees	1,302	1,030	2,824	2,176
Gain on sale of loans, net	73	36	83	103
Gain on sale of securities, net	-	923	271	923
Mark-to-market on interest rate swaps	(797)	-	(322)	-
Other non-interest income	1,094	287	1,405	493
Total non-interest income	5,630	6,338	12,105	11,206
Non-interest expense:
General and administrative:
Compensation and benefits	13,696	13,760	29,331	26,709
Occupancy and equipment	4,268	3,600	8,025	7,057
Marketing and professional services	3,183	2,660	6,317	5,647
Other general and administrative	3,518	3,375	7,274	6,648
Total general and administrative	24,665	23,395	50,947	46,061
Foreclosed asset operations, net	-	10	(115)	9
Total non-interest expense	24,665	23,405	50,832	46,070
Earnings before income taxes	24,303	23,248	50,983	46,537
Income taxes	10,260	9,889	21,515	20,820
Net earnings	$ 14,043	$ 13,359	$ 29,468	$ 25,717

Basic earnings per share	$ 0.57	$ 0.55	$ 1.20	$ 1.06
Weighted average shares outstanding for basic earnings per share calculation	24,517,593	24,256,805	24,471,266	24,329,067
Diluted earnings per share	$ 0.56	$ 0.54	$ 1.19	$ 1.03
Weighted average shares outstanding for diluted earnings per share calculation	24,856,348	24,892,633	24,812,956	24,974,616

  See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005

Net earnings	$ 14,043	$ 13,359	$29,468	$ 25,717

Other comprehensive earnings (losses), net of income tax

expense (benefit) of $1,284 and $(846) for three months ended September 30, 2006 and 2005, and $475 and $(82) for the six months ended September 30, 2006 and 2005:

Change in unrealized gains (losses) on:
Investment securities available-for-sale, at fair value	165	78	79	188
Mortgage-backed securities available-for-sale, at fair value	1,608	(945)	846	413
Reclassification of realized securities gains included in earnings	-	(685)	(174)	(784)
Reclassification of realized gains on interest rate swaps included in earnings	-	-	(93)	-
Change in fair value of interest rate swaps	-	384	-	69
Other comprehensive earnings (losses)	1,773	(1,168)	658	(114)
Comprehensive earnings	$ 15,816	$ 12,191	$30,126	$ 25,603

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total

Balance at March 31, 2006	24,493,472	$ 244	$ 175,581	$ 195,591	$(7,685)	$ 363,731

Net earnings	-	-	-	29,468	-	29,468
Stock issued for 2004 incentive plan	41,706	-	-	-	-	-
Amortization under stock-based compensation plans	-	-	2,793	-	-	2,793
Stock options exercised	69,124	-	559	-	-	559
Dividends ($0.17 per share for June and September 2006)	-	-	-	(8,346)	-	(8,346)
Changes in unrealized losses on securities available-for-sale, net	-	-	-	-	751	751
Changes in unrealized gains on interest rate swaps, net	-	-	-	-	(93)	(93)
Tax benefit from stock-based compensation	-	-	1,168	-	-	1,168

Balance at September 30, 2006	24,604,302	$ 244	$ 180,101	$ 216,713	$(7,027)	$ 390,031

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$29,468	$25,717
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion on loans, leases and securities and deferred loan origination fees, net	(11,324)	(8,517)
Loan and lease fees collected	11,547	11,762
Dividends on FHLB stock	(1,002)	(1,381)
Provisions for losses on loans, leases and foreclosed asset operations	3,020	1,220
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(1,070)	(1,024)
Depreciation and amortization of property and equipment	2,123	1,820
Loans originated for sale	(6,174)	(8,625)
Proceeds from sale of loans held-for-sale	6,655	9,329
Amortization of stock-based compensation	2,793	3,115
Decrease in market value on interest rate swaps	322	-
Amortization of deferred issuance cost on junior subordinated debt	40	32
Other, net	(10,720)	(5,440)
Net cash provided by operating activities	25,678	28,008

Cash flows from investing activities:
Loans and leases originated for investment	(1,399,193)	(1,416,864)
Increase in construction loans in process	3,713	150,492
Purchases of loans held-for-investment	(2,997)	(25,520)
Principal payments on loans and leases	1,144,387	1,252,809
Principal payments on mortgage-backed securities available-for-sale	35,694	37,808
Principal payments on investment securities-available-for-sale	1,386	35
Purchases of investment securities available-for-sale	(25,000)	-
Purchases of mortgage-backed securities available-for-sale	(42,449)	(20,277)
Redemption (purchases) of FHLB stock, net	(4,576)	896
Proceeds from sale of investment securities available-for-sale	5,337	1,315
Proceeds from sale of property and equipment	1,218	2
Purchases of property and equipment	(8,177)	(14,021)
Net cash used in investing activities	(290,657)	(33,325)

Cash flows from financing activities:
Net change in deposits	123,626	158,602
Proceeds from long-term FHLB advances and other borrowings	603,250	255,000
Repayment of long-term FHLB advances and other borrowings	(458,850)	(310,000)
Net change in short-term FHLB advances and other borrowings	7,000	(94,423)
Proceeds from issuance of junior subordinated debentures	-	25,774
Proceeds from exercise of stock options	559	1,335
Cash dividends	(8,346)	(7,334)
Excess tax benefit from stock-based payment arrangements	1,168	2,717
Purchases of treasury stock	-	(18,010)
Net cash provided by financing activities	268,407	13,661
Net increase in cash and cash equivalents	3,428	8,344
Cash and cash equivalents, beginning of period	58,831	44,844
Cash and cash equivalents, end of period	$62,259	$53,188
Supplemental information:
Interest paid	$69,244	$39,497
Income taxes paid	$17,450	$14,560
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$-	$63

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

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included.  We have made certain reclassifications to the prior year's consolidated financial statements to conform to the current presentation.  The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2007.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended March 31, 2006.

(2)    Current Accounting Issues

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140" ("SFAS 155"). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a Qualified Special Purpose Entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  In October 2006, the FASB clarified SFAS 155 and exempted most prepayable assets from the provisions of SFAS 155 that would have required mark-to-market of those assets through income if purchased at a discount to par, which includes all pass-through securities and most structured agency and non-agency mortgage-backed securities.   SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. We do not expect the adoption of SFAS 155 to have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets, an amendment of SFAS 140," ("SFAS 156"). SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS 140, or the fair value measurement method. SFAS 156 will be effective in the fiscal year beginning April 1, 2007. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We will be required to adopt FIN 48 in the fiscal year beginning April 1, 2007. We are currently assessing the impact that the adoption of FIN 48 will have on our financial condition and results of operations.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

In September 2006, the FASB issued SFAS 157 "Fair Value Measurements" ("SFAS 157"), which provides a revised definition of fair value, guidance on the methods used to measure fair value and also expands financial statement disclosure requirements for fair value information. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3).  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. We are currently assessing the impact that the adoption of SFAS 157 will have on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, SFAS 88, SFAS 106 and SFAS 132R" ("SFAS 158"), which requires an employer that sponsors a defined benefit plan to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. SFAS 158 also requires recognition of amounts previously deferred and amortized under SFAS 87 and SFAS 106 in other comprehensive income in the period in which they occur. Under SFAS 158, plan assets and obligations must be measured as of the fiscal year end. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect adoption to have a significant effect on its financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, "Quantifying Financial Statement Misstatements"

("SAB 108").  SAB 108 clarifies that the evaluation of financial statement misstatements must be made based on all relevant quantitative and qualitative factors; this is referred to as a "dual approach." The adoption of SAB 108 is effective for our fiscal year ending March 31, 2007. SAB 108 permits companies to initially apply its provision either by restating prior financial statements, or recording the cumulative effect of initially applying the dual approach. We are currently assessing the impact that the adoption of SAB 108 will have on the Company's consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(3)    Stock-Based Compensation Plans

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123"  ("SFAS 123R").  SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. SFAS 123R is effective for fiscal years beginning after June 15, 2005.  We adopted SFAS 123R beginning with our first quarter of fiscal 2006, and the impact was not material to our consolidated financial statements.

2006 Equity Incentive Plan

During September 2006, our stockholders approved the PFF Bancorp, Inc. 2006 Equity Incentive Plan (the "2006 Plan").  The 2006 Plan authorizes the granting of 2,953,234 options or 1,476,617 restricted stock awards to Directors or employees.  Additionally, any maximum of options or awards previously granted under the stock based compensation plans described below that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2006 Plan.  No options or awards were granted to directors or employees during the six months ended September 30, 2006.

2004 Equity Incentive Plan

During September 2004, our stockholders approved the PFF Bancorp, Inc. 2004 Equity Incentive Plan (the "2004 Plan").  The 2004 Plan authorized the granting of 1,112,632 options or 556,315 restricted stock awards to Directors or employees.  For the three and six months ended September 30, 2006 and 2005, based upon current performance levels, compensation expense associated with the 2004 Plan was $897,000 and $1.9 million, respectively, and $1.0 million and $1.7 million, respectively.  As of September 30, 2006, there was $2.9 million of total unrecognized compensation cost related to non-vested awards granted under the 2004 Plan.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.2 years.

A summary of our nonvested awards principally to Directors that vest based solely on service as of September 30, 2006 and 2005 and changes during the six months ended September 30, 2006 and 2005 are presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2006	81,900	$28.59
Granted	-	-
Vested	(29,550)	28.59
Forfeited	-	-
Nonvested at September 30, 2006	52,350	$28.59

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2005	-	$-
Granted	81,900	28.59
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2005	81,900	$28.59

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

A summary of activity of our nonvested awards to employees that vest based on a combination of service and performance as of September 30, 2006 and 2005 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2006	329,565	$27.50
Granted	-	-
Vested	(41,406)	28.05
Forfeited	(21,176)	27.46
Nonvested at September 30, 2006	266,983	$27.42

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2005	-	$-
Granted	441,100	27.45
Vested	-	-
Forfeited	(8,680)	27.42
Nonvested at September 30, 2005	432,420	$27.45

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

A summary of option activity under the 1996 and 1999 Plans as of September 30, 2006 and 2005, and changes during the six months ended September 30, 2006 and 2005 are presented below:

	For the Six Months Ended September 30, 2006
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at April 1, 2006	602,993	$12.49	-	$-
Granted	-	-	-	-
Exercised	(69,946)	8.46	-	-
Forfeited or expired	(840)	15.33	-	-
Outstanding at September 30, 2006	532,207	$13.02	5.06	$12,786

Exercisable at September 30, 2006	526,916	$13.03	5.06	$12,651

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

No options were granted during the three and six months ended September 30, 2006 and 2005.  The total intrinsic value of options exercised was $2.0 million during the three and six months ended September 30, 2006, compared to $2.3 million and $4.0 million during the three and six months ended September 30, 2005, respectively.  Cash received from options exercised under the 1996 and 1999 Plans for the three and six months ended September 30, 2006 was $523,000 and $559,000, respectively, compared to $852,000 and $1.3 million for the three and six months ended September 30, 2005, respectively.  The tax benefit realized for the tax deductions from options exercised totaled $805,000 and $807,000 for the three and six months ended September 30, 2006, respectively, compared to $916,000 and $1.6 million for the three and six months ended September 30, 2005, respectively.

The fair value of each option is estimated on the grant date using the Black-Scholes model that applies the following assumptions:  volatility is based on the historical volatility of our stock; the expected term of options granted represents the period of time the options granted are expected to be outstanding; the risk-free rate is the yield from United States government securities with the same terms as the life of the options; dividend yield is calculated using the anticipated dividend payout rate of the stock over the life of the option.

Compensation expense under the 1996 and 1999 Plans was $6,000 and $13,000 for the three and six months ended September 30, 2006, based upon the vesting of 1,338 options and 2,733 options, respectively, compared to $29,000 and $63,000 for the three and six months ended September 30, 2005 based upon the vesting of 4,101 options and 9,042 options, respectively. Compensation expense of $2,000, associated with an additional 347 previously issued, but unvested options outstanding at September 30, 2006, will be recorded in future periods ending in October 2006 as the applicable service is rendered.

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,

	2006			2005

	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount

	(Dollars in thousands, except per share data)

Net Earnings	$14,043			$13,359

Basic EPS
Earnings available to common stockholders	14,043	24,517,593	$0.57	13,359	24,256,805	$0.55

Effect of Dilutive Securities
Options and stock awards		338,755			635,828

Diluted EPS
Earnings available to common stockholders and assumed conversions	$14,043	24,856,348	$0.56	$13,359	24,892,633	$0.54

The exercise price of all options was less than the average market price of the common shares during the three month period ended September 30, 2006 and 2005.  As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the six months ended September 30, 2006 and 2005.

	For the Six Months Ended September 30,

	2006			2005

	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount

	(Dollars in thousands, except per share data)

Net Earnings	$29,468			$25,717

Basic EPS
Earnings available to common stockholders	29,468	24,471,266	$1.20	25,717	24,329,067	$1.06

Effect of Dilutive Securities
Options and stock awards		341,690			645,549

Diluted EPS
Earnings available to common stockholders and assumed conversions	$29,468	24,812,956	$1.19	$25,717	24,974,616	$1.03

The exercise price of all options was less than the average market price of the common shares during the six month period ended September 30, 2006 and 2005.  As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(5)    Derivative Hedging Activities

The Company enters into financial derivatives in order to mitigate exposure to the issuance of its junior subordinated debentures.

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years.  This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates.  The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009.  We recognize all derivatives on the balance sheet at fair value based on dealer quotes.  At September 30, 2006, the interest rate swap with a notional amount of $30.0 million had a fair value of $1.0 million.  The periodic net settlement of this swap decreased interest expense by $117,000 and $204,000 for the three and six months ended September 30, 2006.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years.  The interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates.  The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive three month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010.  At September 30, 2006, the interest rate swap with a notional amount of $10.0 million had a fair value of $221,000.  The periodic net settlement of this swap decreased interest expense by $24,000 and $38,000 for the three and six months ended September 30, 2006.

We have determined that the above interest rate swaps do not qualify for hedge treatment under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133").  As a result, non-cash charges of $797,000 and $322,000 representing the decreases in market value of the interest rate swaps for the three and six month ended September 30, 2006 have been recorded as a component of other non-interest income in the Statement of Earnings.  Future changes in market value will also be recorded as a component of non-interest income.  While the provisions of SFAS 133 require that these interest rate swaps be considered unhedged derivatives for accounting purposes, from both economic substance and cash flow standpoints, the interest rate swaps have been and will continue to be fully effective in hedging the floating rate nature of the junior subordinated debentures.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended September 30, 2006 and 2005.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

Three Months Ended September 30,
2006				2005
Average Balance		Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earnings deposits and short-term investments	$10,001	$123	4.88%	$15,276	$142	3.69%
Investment securities, net	78,718	1,026	5.17	67,877	543	3.17
Mortgage-backed securities, net	247,208	2,764	4.47	230,885	2,201	3.81
Loans and leases receivable, net	4,025,690	80,334	7.95	3,444,878	59,124	6.84
FHLB stock	43,422	587	5.36	42,035	431	4.07
Total interest-earning assets	4,405,039	84,834	7.67	3,800,951	62,441	6.55
Non-interest-earning assets	170,832			153,590
Total assets	$4,575,871			$3,954,541

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing demand accounts	$283,744	-	0.00	$285,597	-	0.00
Interest-bearing demand accounts	355,297	429	0.48	444,793	656	0.59
Savings accounts	154,278	164	0.42	172,713	134	0.31
Money market accounts	822,517	7,290	3.52	935,305	5,907	2.51
Certificate accounts	1,526,514	18,127	4.71	990,302	8,400	3.37
Total Deposits	3,142,350	26,010	3.28	2,828,710	15,097	2.12
FHLB advances and other borrowings	932,176	12,080	5.14	683,660	5,278	3.06
Junior subordinated debentures	56,702	886	6.25	35,130	531	6.05
Total interest-bearing liabilities	4,131,228	38,976	3.74	3,547,500	20,906	2.34
Non-interest-bearing liabilities	61,506			62,602
Total liabilities	4,192,734			3,610,102
Stockholder's equity	383,137			344,439
Total liabilities and stockholders' equity	$4,575,871			$3,954,541
Net interest income		$45,858			$41,535
Net interest spread			3.93			4.21
Net interest margin			4.16			4.37
Ratio of interest-earning assets to interest-bearing liabilities	106.63%			107.14%

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the six months ended September 30, 2006 and 2005.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

Six Months Ended September 30,
2006				2005
Average Balance		Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earnings deposits and short-term investments	$9,659	$228	4.71%	$11,339	$219	3.85%
Investment securities, net	70,497	1,836	5.19	68,139	1,119	3.28
Mortgage-backed securities, net	244,586	5,377	4.40	236,918	4,547	3.84
Loans and leases receivable, net	3,966,337	156,788	7.90	3,440,238	115,229	6.69
FHLB stock	42,475	1,108	5.20	41,937	911	4.33
Total interest-earning assets	4,333,554	165,337	7.57	3,798,571	122,025	6.42
Non-interest-earning assets	162,572			137,720
Total assets	$4,496,126			$3,936,291

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing demand accounts	$279,625	-	0.00	$276,792	-	0.00
Interest-bearing demand accounts	375,598	931	0.49	467,069	1,431	0.61
Savings accounts	156,928	331	0.42	174,504	266	0.30
Money market accounts	810,558	13,614	3.35	877,261	10,208	2.32
Certificate accounts	1,478,377	33,540	4.53	978,006	15,796	3.22
Total Deposits	3,101,086	48,416	3.11	2,773,632	27,701	1.99
FHLB advances and other borrowings	903,745	22,434	4.95	734,921	10,701	2.90
Junior subordinated debentures	56,702	1,757	6.20	33,041	1,002	6.07
Total interest-bearing liabilities	4,061,533	72,607	3.57	3,541,594	39,404	2.22
Non-interest-bearing liabilities	58,097			52,633
Total liabilities	4,119,630			3,594,227
Stockholder's equity	376,496			342,064
Total liabilities and stockholders' equity	$4,496,126			$3,936,291
Net interest income		$92,730			$82,621
Net interest spread			4.05			4.20
Net interest margin			4.28			4.35
Ratio of interest-earning assets to interest-bearing liabilities	106.70%			107.26%

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

	Three Months Ended September 30, 2006				Six Months Ended September 30, 2006
	Compared to				Compared to
	Three Months Ended September 30, 2005				Six Months Ended September 30, 2005
	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ (49)	46	(16)	(19)	$ (32)	48	(7)	9
Investment securities, net	87	341	55	483	39	655	23	717
Mortgage-backed securities, net	156	379	28	563	148	660	22	830
Loans receivable, net	9,932	9,667	1,611	21,210	17,649	20,721	3,189	41,559
FHLB stock	14	137	5	156	12	183	2	197
Total interest-earning assets	10,140	10,570	1,683	22,393	17,816	22,267	3,229	43,312

Interest-bearing liabilities:
Demand deposit accounts	(132)	(119)	24	(227)	(280)	(274)	54	(500)
Savings accounts	(14)	49	(5)	30	(27)	102	(10)	65
Money market accounts	(712)	2,382	(287)	1,383	(776)	4,526	(344)	3,406
Certificate accounts	4,548	3,360	1,819	9,727	8,082	6,392	3,270	17,744
FHLB advances and other borrowings	1,919	3,582	1,301	6,802	2,458	7,542	1,733	11,733
Junior subordinated debentures	329	26	-	355	720	19	16	755
Total interest-bearing liabilities	5,938	9,280	2,852	18,070	10,177	18,307	4,719	33,203
Change in net interest income	$ 4,202	1,290	(1,169)	4,323	$ 7,639	3,960	(1,490)	10,109

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

  Allowance for losses on loans and leases.  For further information, see "Comparison of Financial Condition at September 30, 2006 and March 31, 2006" in this Form 10-Q and "Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses", "Item 1- Foreclosed Assets" and "Notes 5 and 6 to the Consolidated Financial Statements" in our March 31, 2006 Annual Report on Form 10-K.

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

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Overview

The following discussion compares the results of operations for the three months ended September 30, 2006 with the corresponding period of 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $14.0 million or $0.56 per diluted share for the three months ended September 30, 2006 compared to net earnings of $13.4 million or $0.54 per diluted share for the comparable period of 2005.

  Net interest income rose $4.3 million or 10 percent to $45.9 million for the current quarter compared to the same quarter of 2005.  On a sequential quarter basis, net interest income decreased $1.0 million or 2 percent.  Net interest margin contracted 21 basis points to 4.16% between the quarters ended September 30, 2005 and 2006 and contracted 24 basis points on a sequential quarter basis.

  Construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") increased $598.3 million or 33 percent to $2.42 billion or 59 percent of loans and leases receivable, net compared to $1.82 billion or 52 percent of loans and leases receivable, net, one year ago. Based on end of period balances, the Four-Cs increased $132.5 million or 6 percent during the current quarter.  The average balance of the Four-Cs increased $53.2 million or 2 percent on a sequential quarter basis.

Our loan origination focus continues to be on the Four-Cs.  Four-Cs originations totaled $612.8 million or 86 percent of total originations in the current quarter, compared to $636.4 million or 87 percent of total originations for the comparable period of the prior year.  The Four-Cs originations include $16.5 million and $10.3 million originated by DBS during the quarters ended September 30, 2006 and 2005, respectively.  At September 30, 2006, DBS had outstanding loans receivable, net, of $89.9 million compared to $54.7 million one year ago.  The majority of DBS's loans are classified as construction and land.

  Average total deposits increased $313.6 million or 11 percent compared to the quarter ended September 30, 2005 and increased $244.5 million from the quarter ended March 31, 2006.  Reflecting a widening rate differential between certificate accounts ("CDs") and interest-bearing liquid accounts arising from increases in the general level of interest rates, the average balance of CDs increased $536.2 million while lower cost passbook, money market and demand deposits ("core deposits") decreased $222.6 million from one year ago.  At September 30, 2006, core deposits totaled $1.61 billion or 51 percent of total deposits, compared to $1.69 billion or 55 percent of total deposits at March 31, 2006 and $1.87 billion or 64 percent of total deposits one year ago. Non-interest-bearing demand deposits averaged $283.7 million or 9 percent of average total deposits for the current quarter compared to $285.6 million or 10 percent of average total deposits for the comparable quarter of 2005.

Deposits, particularly core deposits, provide a more preferable source of funding than Federal Home Loan Bank ("FHLB") advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits, FHLB advances and other borrowings provide a readily available source of liquidity.  At September 30, 2006, FHLB advances and other borrowings increased to $973.4 million or 23 percent of total liabilities from $822.0 million or 21 percent of total liabilities at March 31, 2006.

Non-accrual loans were $617,000 or 0.01 percent of gross loans and leases at September 30, 2006 compared to $1.1 million or 0.03 percent of gross loans and leases at March 31, 2006 and $11.9 million or 0.28 percent of gross loans and leases at September 30, 2005.  The distribution of the non-accrual loan balance of $617,000 as of September 30, 2006 by loan type was $119,000 single-family, $346,000 commercial business and $152,000 consumer.

We did not repurchase any shares of our common stock during the current quarter.  At September 30, 2006, 954,310 shares remain under a 1.0 million share repurchase authorization adopted by our Board of Directors on October 26, 2005.

At September 30, 2006, our consolidated capital to assets ratio was 8.40%.  The Bank's core and total risk-based capital ratios were 8.35% and 10.83%, respectively, compared to 5.00% and 10.00%, respectively, needed to be considered "Well Capitalized."  Our internal target floors for the Bank's core and total risk-based capital ratios are 7.75% and 11.00%, respectively.    For further information relating to our risk-based capital ratios, see "Liquidity and Capital Resources" in this Form 10-Q.

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

Our net interest income totaled $45.9 million for the quarter, up 10 percent or $4.3 million from $41.5 million for the quarter ended September 30, 2005.  This increase was attributable primarily to a $604.1 million or 16 percent increase in average interest-earning assets from the comparable period of the prior year, partially offset by a 21 basis point decrease in our net interest margin for the current quarter compared with the year ago period.  The average balance of the Four-Cs increased $560.4 million or 32 percent between the quarters ended September 30, 2005 and 2006, which contributed to the increase of $580.8 million or 17 percent in the average balance of loans and leases receivable, net. Highly competitive pricing of deposits in our markets has exacerbated the effect of the flattening of the yield curve over the past year. These factors, in combination with a larger portion of our funding being in certificate accounts and borrowings, have resulted in a 140 basis point increase in our cost of funds for the current quarter as compared to the same period last year. This exceeded the 112 basis point increase in our earning assets yield for the current quarter as compared to the same period last year. As a result, our net interest spread and net interest margin for the three months ended September 30, 2006 were 3.93% and 4.16%, respectively, compared to 4.21% and 4.37%, respectively for the same period last year.

We believe that the competitive pressures on deposit rates and customer preference for certificate accounts will continue to put pressure on our net interest margin. Certificate accounts which will reprice or mature during the third quarter ending December 31, 2006 total $292.3 million and have a weighted average rate of 4.41%.

Reflecting the higher interest rate environment and the sensitivity of our loan and lease portfolio to changes in rates, the average yield on loans and leases receivable, net, increased 111 basis points to 7.95% for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.  Loan and lease principal repayments totaled $547.9 million for the quarter ended September 30, 2006 compared to $645.9 million for the same period of 2005.  Expressed as an annualized percentage of average loans and leases receivable, net, this represented 54 percent of the portfolio compared to 75 percent for the quarter ended September 30, 2005.  Premium amortization, net of discount accretion on the loan and lease portfolio for the quarters ended September 30, 2006 and 2005 was $323,000 and $510,000, respectively.  Amortization of loan origination fees and extension fees, net, increased to $3.9 million and $1.5 million, respectively, for the quarter ended September 30, 2006 compared to $3.6 million and $1.3 million for the comparable period of 2005.  For the quarter ended September 30, 2006, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 53 basis points and 48 basis points, respectively, compared to 56 basis points and 51 basis points for the comparable period of 2005.

Our average cost of interest-bearing liabilities increased 140 basis points to 3.74% for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.  Our average cost of deposits rose 116 basis points to 3.28% for   the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005, while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 199 basis points over that same time period.  The average balance of our deposit portfolio increased $313.6 million or 11 percent to $3.14 billion or 76 percent of our average interest-bearing liabilities.

Provision for Loan and Lease Losses

We recorded a $2.5 million provision for loan and lease losses for the quarter ended September 30, 2006 compared to $1.2 million for the comparable period of 2005.  Classified assets rose $13.4 million during the current quarter to $32.8 million at September 30, 2006.  This increase was due to a $15.0 million commercial loan that is paying as agreed, but is secured by equipment leases, some of which are non-performing.  This loan accounted for $850,000 of the $2.5 million provision for loan and lease losses during the current quarter.  At September 30, 2006, the Allowance for Loan and Lease Losses ("ALLL") was $40.3 million or 0.85% of gross loans and leases compared to $37.1 million or 0.83% of gross loans and leases at March 31, 2006.  We will continue to monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Total non-interest income decreased $708,000 to $5.6 million between the quarters ended September 30, 2006 and 2005.  Excluding gains on sales of securities of $923,000 for the quarter ended September 30, 2005, gain on sale of a former administrative building of $716,000 and the non-cash charges of $797,000 associated with our interest rate swaps, non-interest income increased $296,000 or 5 percent between the quarters ended September 30, 2005 and 2006.

Deposit and Related Fees

Deposit and related fees decreased 3 percent or $89,000 to $3.4 million for the current quarter due to a decrease in ATM service fees as we are no longer charging our customers a service fee for using foreign or non-bank ATMs.   Monthly service charges and overdraft fees were relatively unchanged at $2.9 million for the current quarter.  Our transaction accounts increased slightly to 70,000 accounts at September 30, 2006 as compared to 68,000 accounts at September 30, 2005.

Loan and Servicing Fees

Loan and servicing fees decreased $15,000 or 3 percent to $578,000 for the current quarter.  Amortization of our mortgage servicing rights ("MSR") asset was $3,000 and $12,000 for the quarters ended September 30, 2006 and 2005, respectively.  At September 30, 2006, our MSR asset was $283,000.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees increased $272,000 or 26 percent to $1.3 million for the quarter ended September 30, 2006. The increase in fees is a result of an increase in market value of trust and investment assets under management or advisory by Glencrest and the Bank's trust department to $708.5 million at September 30, 2006, compared to $577.6 million at September 30, 2005.  These assets under management or advisory include $572.6 million managed or advised by Glencrest at September 30, 2006 compared to $428.2 million at September 30, 2005.  The average annual fee per dollar of assets managed or advised by Glencrest and the Bank's trust department was approximately 52 basis points for the quarter ended September 30, 2006 compared to 55 basis points for the comparable period of 2005.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. Accordingly, the principal balances of loans sold during the quarters ended September 30, 2006 and 2005 were $4.9 million and $4.4 million, respectively.  This activity generated net gains on sales of $73,000 and $36,000 for the quarters ended September 30, 2006 and 2005, respectively.

Gain on Sale of Securities

We generally follow a "buy and hold" strategy with respect to our securities portfolio.  While the overwhelming majority of our securities portfolio is classified as "available for sale," our securities sales activity has been and is expected to continue to be infrequent.  Securities with a cost basis aggregating $393,000 were sold during the quarter ended September 30, 2005, generating gain on sales of $923,000.  There were no securities sales during the quarter ended September 30, 2006.

Non-Interest Expense

Non-interest expense and general and administrative ("G&A") expense increased $1.3 million or 5 percent to $24.7 million for the quarter ended September 30, 2006 as compared to the same period last year.  Excluding a $700,000 revision to benefit accruals in the current quarter, G&A expenses for the quarter would have been $25.4 million, an 8 percent increase over the comparable period of 2005.  The increase in G&A expense primarily reflects the direct and indirect costs associated with the growth in our deposit and lending operations.

The ratio of G&A expense to average assets decreased 21 basis points to 2.16%, on an annualized basis for the quarter ended September 30, 2006 compared to 2.37% for the comparable period of 2005.   Our efficiency ratio improved to 47.90% for the current quarter compared to 48.87% for the comparable period of 2005.  Excluding gains on sales of securities of $923,000 for the quarter ended September 30, 2005, gain on sale of a former administrative building of $716,000 and the non-cash charges of $797,000 associated with our interest rate swaps for the quarter ended September 30, 2006, our efficiency ratios would have been 47.83% and 49.83% for the quarters ended September 30, 2006 and 2005, respectively.

Income Taxes

Income taxes and the effective tax rates were $10.3 million and 42.2 percent, respectively, for the current quarter compared to $9.9 million and 42.5 percent for the quarter ended September 30, 2005.

Comparison of Operating Results for the Six Months Ended September 30, 2006 and 2005

Overview

The following discussion compares the results of operations for the six months ended September 30, 2006 with the corresponding period of 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $29.5 million or $1.19 per diluted share for the six months ended September 30, 2006 compared to net earnings of $25.7 million or $1.03 per diluted share for the comparable period of 2005.  Excluding gain on sale of securities of $271,000 and $923,000 for the six months ended September 30, 2006 and 2005, respectively, gain on sale of a former administrative building of $716,000 and non-cash charges of $322,000 associated with interest rate swaps for the six months ended September 30, 2006, earnings before income taxes increased $4.7 million or 10 percent to $50.3 million for the six months ended September 30, 2006, compared to $45.6 million for the comparable period of the prior year.

Net Interest Income

Our net interest income totaled $92.7 million for the six months ended September 30, 2006, up 12 percent or $10.1 million from $82.6 million for the comparable period of 2005.  Average interest-earning assets increased $535.0 million or 14 percent between the six months ended September 30, 2005 and 2006 and net interest margin decreased 7 basis points to 4.28% for the six months ended September 30, 2006 from 4.35% for the same period of 2005.  The average balance of the Four-Cs increased $529.1 million or 30 percent between the six months ended September 30, 2005 and 2006, which accounted for the increase of $526.1 million or 15 percent in the average balance of loans and leases receivable, net.

The average yield on loans and leases receivable, net, increased 121 basis points between the six months ended September 30, 2005 and 2006 to 7.90%.  Loan and lease principal repayments totaled $1.14 billion for the six months ended September 30, 2006 compared to $1.25 billion for the comparable period of 2005.  Expressed as an annualized percentage of average loans and leases receivable, net, this represented 58 percent and 73 percent of the portfolio for the six months ended September 30, 2006 and 2005, respectively.  Premium amortization, net of discount accretion on the loan and lease portfolio for the six months ended September 30, 2006 was $566,000 compared to $830,000 for the comparable period of 2005.  Amortization of loan origination fees and extension fees, net, increased to $8.2 million and $3.3 million, respectively, for the six months ended September 30, 2006 compared to $7.3 million and $2.0 million for the comparable period of 2005.  For the six months ended September 30, 2006, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning  assets by 58 basis points and 48 basis points, respectively, compared to 54 basis points and 49 basis points, respectively, for the comparable period of 2005.

Our average cost of interest-bearing liabilities increased 135 basis points to 3.57% between the six months ended September 30, 2005 and 2006.  Our average cost of deposits rose 112 basis points between the six months ended September 30, 2005 and 2006 while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 198 basis points. The increase in our average cost of interest-bearing liabilities was partially mitigated by the continued growth and increasing utilization of deposits as our principal and preferable source of funding.  The average balance of our deposit portfolio increased $327.5 million or 12 percent to $3.10 billion or 76 percent of our average interest-bearing liabilities.

Provision for Loan and Lease Losses

We recorded a $3.0 million provision for loan and lease losses for the six months ended September 30, 2006 compared to $1.2 million for the comparable period of 2005.  The increase in provision for loan losses was primarily attributable to a $13.4 million increase in classified assets and the overall increase in our loan portfolio.

Non-Interest Income

Total non-interest income was $12.1 million and $11.2 million for the six months ended September 30, 2006 and 2005, respectively.  Excluding gain on sale of securities of $271,000 and $923,000 for the six months ended September 30, 2006 and 2005, respectively, gain on sale of a former administrative building of $716,000 and non-cash charges of $322,000 associated with interest rate swaps for the six months ended September 30, 2006, total non-interest income increased $1.2 million to $11.4 million for the six months ended September 30, 2006 compared to $10.3 million for the comparable period of 2005.

Deposit and Related Fees

Deposit and related fees totaled $6.7 million for the six months ended September 30, 2006, up $257,000 or 4 percent from the comparable period in 2005.  This increase reflects fee income of $400,000 associated with transaction accounts, partially offset by a decrease of $145,000 in ATM service fees associated with our customers not being charged for using foreign or non-bank ATMs for the six months ended September 30, 2006, as compared to the comparable period in 2005.

Loan and Servicing Fees

Loan and servicing fees were $1.2 million and $1.1 million, respectively, for the six months ended September 30, 2006 and 2005.  The increase is primarily related to disbursement and inspection fees associated with our construction loan portfolio, which increased $138,000 to $458,000 for the six months ended September 30, 2006.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees were $2.8 million for the six months ended September 30, 2006, an increase of $648,000 or 30 percent from the comparable period of 2005, which reflects the increase in assets under management or advisory.

Gain on Sale of Loans

The net gain on sale of loans was $83,000 on $6.6 million of principal sold for the six months ended September 30, 2006 compared to a net gain of $103,000 on $9.2 million of principal sold during the same period last year.

Gain on Sale of Securities

Securities with cost bases aggregating $5.1 million and $393,000 were sold during the six months ended September 30, 2006 and 2005, generating gains on sales of $271,000 and $923,000, respectively.

Non-Interest Expense

Non-interest expense increased $4.8 million to $50.8 million for the six months ended September 30, 2006 as compared to the same period last year.  G&A expense increased $4.9 million or 11 percent between the six months ended September 30, 2006 and 2005 to $50.9 million.  ESOP expense was $1.5 million for the six months ended September 30, 2006, and the comparable period of 2005.

The ratio of G&A expense to average assets improved to 2.27%, on an annualized basis for the six months ended September 30, 2006 compared to 2.34% for the comparable period of 2005.  Our efficiency ratio was 48.60% for the six months ended September 30, 2006 compared to 49.09% for the comparable period of 2005.  Excluding gain on sale of securities of $271,000 and $923,000 for the six months ended September 30, 2006 and 2005, respectively, gain on sale of a former administrative building of $716,000 and non-cash charges of $322,000 associated with interest rate swaps for the six months ended September 30, 2006, our efficiency ratios would have been 48.91% and 49.58% for the six months ended September 30, 2006 and 2005, respectively.

Income Taxes

Our effective income tax rates were 42.2 percent and 44.7 percent for the six months ended September 30, 2006 and 2005.  The reduction in our effective tax rate was attributable principally to a reduction in the non-deductible portion of ESOP expense.

Comparison of Financial Condition at September 30, 2006 and March 31, 2006

Total assets were $4.64 billion at September 30, 2006 compared to $4.34 billion at March 31, 2006.  Loans and leases receivable, net, totaled $4.10 billion at September 30, 2006, a $262.0 million increase from $3.84 billion at March 31, 2006.  The balance of our Four-Cs increased $252.6 million or 12 percent from $2.17 billion at March 31, 2006 to $2.42 billion at September 30, 2006.  These loan balances are shown net of undisbursed construction loan funds of $617.5 million and $596.2 million at September 30 and March 31, 2006, respectively.  These undisbursed balances represent funds that will be disbursed and begin earning interest as construction progresses.

At September 30, 2006, the ALLL was $40.3 million or 0.85% of gross loans and leases compared to $37.1 million or 0.83% of gross loans and leases at March 31, 2006.  Assets classified "Substandard" and "Doubtful" under our Internal Asset Review ("IAR") system were $32.6 million and $150,000, respectively at September 30, 2006 compared to $16.6 million and none, respectively at March 31, 2006.  The $32.6 million at September 30, 2006 primarily consists of 24 commercial business loans totaling $23.3 million, a commercial real estate loan of $452,000, and $8.6 million attributable to a 20-unit residential construction loan, that was reclassified to assets acquired through foreclosure when a court appointed receiver was put in place to oversee the property during the quarter ended December 31, 2005.

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

The following table sets forth activity in our ALLL.

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Beginning balance	$37,658	$33,192	$37,126	$33,302
Provision for loan lossses	2,520	1,220	3,020	1,220
Charge-offs	(9)	(29)	(108)	(167)
Recoveries	120	99	251	127
Ending balance	$40,289	$34,482	$40,289	$34,482

The charge-offs of $108,000 for the six months ended September 30, 2006 included $63,000 related to commercial business loans and $45,000 related to consumer loans.  The charge-offs of $167,000 for the six months ended September 30, 2005 was primarily related to commercial business loans.

Total liabilities were $4.25 billion at September 30, 2006, an increase of $276.7 million from $3.98 billion at March 31, 2006. Deposits increased $123.6 million to $3.18 billion or 75 percent of total liabilities at September 30, 2006 compared to $3.06 billion or 77 percent of total liabilities at March 31, 2006.  Reflecting a widening rate differential between certificate accounts and interest-bearing liquid accounts arising from increases in the general level of interest rates, core deposits decreased $80.1 million while certificate accounts increased $203.8 million during the past six months.  At September 30, 2006, non-interest bearing demand deposits were $293.7 million or 9 percent of total deposits compared to $313.6 million or 10 percent of total deposits at March 31, 2006.

Total stockholders' equity increased $26.3 million to $390.0 million at September 30, 2006 compared to $363.7 million at March 31, 2006. The increase in total stockholders' equity was comprised principally of increases due to net earnings of $29.5 million and $4.5 million in additional paid in capital attributable to the exercise of 69,124 stock options, the associated tax benefit and the amortization of shares under our stock-based compensation plan, partially offset by dividends of $8.3 million.

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

The Office of Thrift Supervision has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.  Our internal policy is to seek to maintain at approximately three percent the ratio of cash and readily marketable debt securities to total deposits, (our "defined liquidity ratio").  In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity.  At September 30, 2006, our largest core deposit relationship was $55.6 million and our ten largest core deposit relationships aggregated $147.4 million.

At September 30, 2006, our defined liquidity ratio was 4.94% and our average defined liquidity ratio for the six months ended September 30, 2006 was 4.21%.  As an additional component of liquidity management, we seek to maintain sufficient mortgage loan and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of the Bank's total assets.  At September 30, 2006, our immediate borrowing capacity from the FHLB was $399.8 million or nine percent of the Bank's total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window.  As of September 30, 2006, our borrowing capacity at the Federal Reserve Bank was approximately $31.6 million.  We also have $23.6 million of immediate borrowing capacity at September 30, 2006, under a $50.0 million line of credit with a commercial bank.

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

Net cash provided by operating activities was $25.7 million for the six months ended September 30, 2006 compared to $28.0 million for the comparable period of the prior year.  The decrease in net cash provided by operating activities is primarily due to an increase in amortization of net deferred loan origination fees and an increase in our interest receivable during the six month ended September 30, 2006, partially offset by an increase in net earnings between the six months ended September 30, 2005 and 2006.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash used in investing activities was $290.7 million and $33.3 million for the six months ended September 30, 2006 and 2005, respectively.  The increase in net cash used in investing activities between the six months ended September 30, 2006 was attributable principally to a decrease in principal payments on loans and leases of $108.4 million, a $47.2 million increase in purchases of investment securities and mortgage-backed securities available-for-sale, and a $146.8 million net decrease in construction loans in process, partially offset by lower purchases of property and equipment.

Cash flows provided by financing activities were $268.4 million for the six months ended September 30, 2006 compared to $13.7 million for the comparable period of 2005.  Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Our net increases in deposits were $123.6 million and $158.6 million for the six months ended September 30, 2006 and 2005, respectively.  During the six months ended September 30, 2006, we increased our use of FHLB advances and other borrowings by $151.4 million, net, compared to a decrease of $149.4 million, net for the comparable period of 2005.

At September 30, 2006, the Bank exceeded all of its regulatory capital requirements with tangible capital of $379.9 million, or 8.35% of adjusted total assets, which is above the required level of $68.2 million, or 1.5%; core capital of $379.9 million, or 8.35% of adjusted total assets, which is above the required level of $182.0 million, or 4.0%; and total risk-based capital of $417.5 million, or 10.83% of risk-weighted assets, which is above the required level of $308.5 million, or 8.0%.  Our internal policy is to maintain our total risk-based capital ratio at approximately 11.00%.  To the extent the Bank's total risk-based capital is below 11.00%, our internal policy restricts the upstreaming of cash from the Bank to the Company.  Based on our expectations of continued robust Four-Cs loan growth, we do not expect to be in a position to upstream cash from the Bank to the Company for the next several quarters.  However, the Company has sufficient cash flow available to it from DBS as well as from a $50.0 million revolving line of credit with a commercial bank, $23.6 million of which was available at September 30, 2006, to meet all of its funding requirements, including dividends paid to shareholders.  The Company also has the ability to issue additional junior subordinated debentures should the need for additional funding arise.

We currently have no material contractual obligations or commitments for capital expenditures. At September 30, 2006, we had outstanding commitments to originate and purchase loans of $99.1 million and none, respectively, compared to $134.0 million and $17.3 million, respectively, at September 30, 2005.  Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  At September 30, 2006 and 2005, we had standby letters of credit of $28.4 million and $26.6 million, respectively.  We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2006 totaled $1.41 billion.  We expect that we will retain a substantial portion of the funds from maturing CD accounts at maturity either in certificate or liquid accounts.  In response to the increases in short-term interest rates initiated by the Federal Reserve, as well as competitive market forces, rates on CDs have increased disproportionately to those of more liquid accounts.  As a result, we have seen a shift in customer behavior back towards CDs.  We anticipate that this shift in consumer preference will continue as and to the extent general market conditions create continued widening of the rate differential between CDs and liquid accounts.

Segment Reporting

Through our branch network, lending operations and investment advisory offices, we provide a broad range of financial services to individuals and companies located primarily in Southern California.  These services include demand, CDs, and savings deposits; real estate, business and consumer lending; cash management; trust services; investment advisory services and diversified financial services for homebuilders.  While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis.  Accordingly, we consider all of our operations are aggregated in one reportable operating segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the six months ended September 30, 2006, from those which are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2006, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

We did not repurchase any shares of our common stock during the quarter ended September 30, 2006.  At September 30, 2006, the maximum amount of shares that were available to be repurchased was 954,310 shares under a 1.0 million share repurchase authorization adopted by our Board of Directors on October 26, 2005.

Item 3.	Defaults Upon Senior Securities.
	None

27
Item 4.	Submission of Matters to a Vote of Security Holders.
	The Company held its annual meeting on September 12, 2006. The proposals submitted to shareholders and the tabulation of votes for each proposal were as follows:

	1.) Election of directors of the Company for two-year and three-year terms:

	Nominees	Number of Votes For	Number of Votes Withheld	Term

	Stephen C. Morgan	20,851,301	266,063	3 Years
	Jil H. Stark	19,699,258	1,418,106	3 Years
	Royce A. Stutzman	20,939,087	178,277	3 Years
	Kevin McCarthy	19,708,432	1,408,932	2 Years

	The directors whose terms continued and the years their terms expire are as follows:

	Continuing Directors	Year Term Expires
	Larry M. Rinehart	2007
	Richard P. Crean	2007
	Robert W. Burwell	2008
	Curtis W. Morris	2008

	2.) Ratification of KPMG LLP as the Company's Registered Independent Public Accounting Firm.

	Number of Votes For	Number of Votes Against	Number of Votes Abstaining

	20,878,474	166,097	72,791

	3.) Approval of the PFF Bancorp, Inc. 2006 Equity Incentive Plan.

	Number of Votes For	Number of Votes Against	Number of Votes Abstaining

	16,861,434	1,992,096	121,175

Item 5.	Other Information.
None

Item 6.	Exhibits.
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

PFF BANCORP, INC. AND SUBSIDIARIES SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: November 9, 2006	BY: /s/ KEVIN MCCARTHY
Kevin McCarthy President, Chief Executive Officer and Director

DATED: November 9, 2006	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer