Form 10-Q
period 2006-12-31
PFF BANCORP INC
filed 2007-02-09
CIK 1004969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10‑Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 24,612,349 shares of common stock, par value $.01 per share, outstanding as of January 31, 2007.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2006	March 31, 2006

	(Unaudited)
Assets
Cash and cash equivalents	$67,819	$58,831
Investment securities held-to-maturity (estimated fair value of $6,621 at December 31, 2006, and $6,567 at March 31, 2006)	6,715	6,724
Investment securities available-for-sale, at fair value	33,688	60,092
Mortgage-backed securities available-for-sale, at fair value	223,483	229,470
Loans held-for-sale	1,557	795
Loans and leases receivable, net (net of allowances for loan and lease losses of $42,106 at December 31, 2006 and $37,126 at March 31, 2006)	4,118,206	3,839,779
Federal Home Loan Bank (FHLB) stock, at cost	45,492	39,307
Accrued interest receivable	25,258	21,278
Assets acquired through foreclosure, net	-	8,728
Property and equipment, net	53,290	44,303
Prepaid expenses and other assets	39,427	31,483

Total assets	$4,614,935	$4,340,790

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$3,238,854	$3,057,309
FHLB advances and other borrowings	877,700	822,000
Junior subordinated debentures	56,702	56,702
Accrued expenses and other liabilities	41,022	41,048
Total liabilities	4,214,278	3,977,059
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	-	-
Common stock, $.01 par value. Authorized 59,000,000 shares; issued and outstanding 24,610,459 and 24,493,472 at December 31, 2006 and March 31, 2006, respectively	245	244
Additional paid-in capital	180,899	175,581
Retained earnings	226,172	195,591
Accumulated other comprehensive losses	(6,659)	(7,685)
Total stockholders' equity	400,657	363,731
Total liabilities and stockholders' equity	$4,614,935	$4,340,790

                   See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2005	2006	2005
Interest income:
Loans and leases receivable	$ 82,751	$ 62,102	$ 239,539	$ 177,331
Mortgage-backed securities	2,648	2,422	8,025	6,969
Investment securities and deposits	1,578	1,067	4,750	3,316
Total interest income	86,977	65,591	252,314	187,616
Interest expense:
Deposits	28,550	16,056	76,966	43,757
Borrowings	13,269	6,486	37,460	18,189
Total interest expense	41,819	22,542	114,426	61,946
Net interest income	45,158	43,049	137,888	125,670
Provision for loan and lease losses	1,900	1,875	4,920	3,095
Net interest income after provision for loan and lease losses	43,258	41,174	132,968	122,575
Non-interest income:
Deposit and related fees	3,519	3,268	10,192	9,684
Loan and servicing fees	566	666	1,737	1,761
Trust, investment and insurance fees	1,529	1,185	4,353	3,361
Gain on sale of loans, net	81	31	164	134
Gain on sale of securities, net	-	-	271	923
Mark-to-market on interest rate swaps	(35)	-	(357)	-
Other non-interest income	349	279	1,754	772
Total non-interest income	6,009	5,429	18,114	16,635
Non-interest expense:
General and administrative:
Compensation and benefits	14,595	13,171	43,926	39,880
Occupancy and equipment	4,190	3,871	12,215	10,928
Marketing and professional services	3,088	2,746	9,405	8,393
Other general and administrative	4,136	3,705	11,410	10,353
Total general and administrative	26,009	23,493	76,956	69,554
Foreclosed asset operations, net	(355)	5	(470)	14
Total non-interest expense	25,654	23,498	76,486	69,568
Earnings before income taxes	23,613	23,105	74,596	69,642
Income taxes	9,970	9,935	31,485	30,755
Net earnings	$ 13,643	$ 13,170	$ 43,111	$ 38,887

Basic earnings per share	$ 0.56	$ 0.55	$ 1.76	$ 1.60
Weighted average shares outstanding for basic earnings per share calculation	24,557,623	24,136,345	24,500,157	24,263,328
Diluted earnings per share	$ 0.55	$ 0.53	$ 1.74	$ 1.56
Weighted average shares outstanding for diluted earnings per share calculation	24,893,341	24,754,168	24,819,134	24,900,187

                                              See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended December 31,	For the Nine Months Ended December 31,
	2006	2005	2006	2005

Net earnings	$ 13,643	$ 13,170	$ 43,111	$ 38,887

Other comprehensive earnings (losses), net of income tax expense (benefit) of $267 and $(246) for three months ended December 31, 2006 and 2005, and $743 and $(329) for the nine months ended December 31, 2006 and 2005:

Change in unrealized gains (losses) on:
Investment securities available-for-sale, at fair value	11	20	89	209
Mortgage-backed securities available-for-sale, at fair value	357	(516)	1,204	(103)
Reclassification of realized securities gains included in earnings	-	-	(174)	(785)
Reclassification of realized gains on interest rate swaps included in earnings	-	-	(93)	-
Change in fair value of interest rate swaps	-	157	-	225
Other comprehensive earnings (losses)	368	(339)	1,026	(454)
Comprehensive earnings	$ 14,011	$ 12,831	$ 44,137	$ 38,433

                            See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total

Balance at March 31, 2006	24,493,472	$ 244	$ 175,581	$ 195,591	$(7,685)	$ 363,731

Net earnings	-	-	-	43,111	-	43,111
Stock issued for 2004 incentive plan	41,706	-	-	-	-	-
Amortization under share-based payment plans	-	-	3,480	-	-	3,480
Stock options exercised	75,281	1	603	-	-	604
Dividends ($0.17 per share for June, September and December 2006)	-	-	-	(12,530)	-	(12,530)
Changes in unrealized losses on securities available-for-sale, net	-	-	-	-	1,119	1,119
Changes in unrealized gains on interest rate swaps, net	-	-	-	-	(93)	(93)
Tax benefit from share-based payment plans	-	-	1,235	-	-	1,235
Balance at December 31, 2006	24,610,459	$ 245	$ 180,899	$ 226,172	$(6,659)	$ 400,657

                                See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$43,111	$38,887
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion on loans, leases and securities and deferred loan origination fees, net	(16,331)	(13,180)
Dividends on FHLB stock	(1,609)	(1,866)
Provisions for losses on loans, leases and foreclosed asset operations	4,920	3,095
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(1,491)	(1,022)
Depreciation and amortization of property and equipment	3,400	2,762
Loans originated for sale	(12,666)	(11,975)
Proceeds from sale of loans held-for-sale	12,068	12,874
Amortization of share-based payment plans	3,480	4,857
Decrease in market value on interest rate swaps	357	-
Amortization of deferred issuance cost on junior subordinated debt	60	52
Other, net	(4,304)	(5,149)
Net cash provided by operating activities	30,995	29,335
Cash flows from investing activities:
Loans and leases originated for investment	(1,868,364)	(1,984,170)
Increase (decrease) in construction loans in process	(27,946)	86,821
Purchases of loans held-for-investment	(8,497)	(44,630)
Principal payments on loans and leases	1,638,029	1,850,928
Principal payments on mortgage-backed securities available-for-sale	50,004	55,210
Principal payments on investment securities-available-for-sale	1,464	10,035
Purchases of investment securities available-for-sale	(25,000)	(20,000)
Purchases of mortgage-backed securities available-for-sale	(42,449)	(50,766)
Redemption (purchases) of FHLB stock, net	(4,576)	8,808
Proceeds from maturity of investment securities available-for-sale	45,000	-
Proceeds from sale of investment securities available-for-sale	5,337	1,315
Proceeds from sale of property and equipment	1,218	2
Purchases of property and equipment	(12,781)	(15,943)
Net cash used in investing activities	(248,561)	(102,390)
Cash flows from financing activities:
Net change in deposits	181,545	149,905
Proceeds from long-term FHLB advances and other borrowings	779,800	408,150
Repayment of long-term FHLB advances and other borrowings	(714,100)	(380,000)
Net change in short-term FHLB advances and other borrowings	(10,000)	(68,673)
Proceeds from issuance of junior subordinated debentures	-	25,774
Proceeds from exercise of stock options	604	1,886
Cash dividends	(12,530)	(11,007)
Excess tax benefit from share-based payment plans	1,235	3,454
Purchases of treasury stock	-	(23,352)
Net cash provided by financing activities	226,554	106,137
Net increase in cash and cash equivalents	8,988	33,082
Cash and cash equivalents, beginning of period	58,831	44,844
Cash and cash equivalents, end of period	$67,819	$77,926
Supplemental information:
Interest paid	$110,504	$59,977
Income taxes paid	$31,300	$24,960
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$-	$8,390

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

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included.  We have made certain reclassifications to the prior year's consolidated financial statements to conform to the current presentation.  The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2007.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended March 31, 2006.

(2)  Current Accounting Issues

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140" ("SFAS 155"). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a Qualified Special Purpose Entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  In January 2007, the FASB clarified SFAS 155 and exempted most prepayable assets from the provisions of SFAS 155 that would have required mark-to-market of those assets through income if purchased at a discount to par, which includes all pass-through securities and most structured agency and non-agency mortgage-backed securities.   SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets, an amendment of SFAS 140," ("SFAS 156"). SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS 140, or the fair value measurement method. SFAS 156 will be effective in the fiscal year beginning April 1, 2007. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We will be required to adopt FIN 48 in the fiscal year beginning April 1, 2007. We are currently assessing the impact that the adoption of FIN 48 will have on our consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

In September 2006, the FASB issued SFAS 157 "Fair Value Measurements" ("SFAS 157"), which provides a revised definition of fair value, guidance on the methods used to measure fair value and also expands financial statement disclosure requirements for fair value information. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3).   The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, SFAS 88, SFAS 106 and SFAS 132R" ("SFAS 158"), which requires an employer that sponsors a defined benefit plan to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. SFAS 158 also requires recognition of amounts previously deferred and amortized under SFAS 87 and SFAS 106 in other comprehensive income in the period in which they occur. Under SFAS 158, plan assets and obligations must be measured as of the fiscal year end. SFAS 158 is effective for fiscal years ending after December 15, 2006.   We do not expect the adoption of SFAS 158 to have a significant effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, "Quantifying Financial Statement Misstatements"

("SAB 108").   SAB 108 clarifies that the evaluation of financial statement misstatements must be made based on all relevant quantitative and qualitative factors; this is referred to as a "dual approach." The adoption of SAB 108 is effective for our fiscal year ending March 31, 2007. SAB 108 permits companies to initially apply its provision either by restating prior financial statements, or recording the cumulative effect of initially applying the dual approach. We are currently assessing the impact that the adoption of SAB 108 will have on our consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(3)  Share-Based payment Plans

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

2006 Equity Incentive Plan

During September 2006, our stockholders approved the PFF Bancorp, Inc. 2006 Equity Incentive Plan (the "2006 Plan").  The 2006 Plan authorizes the granting of 2,953,234 options or 1,476,617 restricted stock awards to Directors or employees.  Additionally, any options or awards previously granted under the share-based payment plans described below that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2006 Plan.

A summary of our nonvested awards to employees that vest based on a combination of service and performance as of December 31, 2006 and changes during the nine months ended December 31, 2006 are presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2006	-	$-
Granted	307,398	30.71
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2006	307,398	$30.71

Based upon current performance levels, for both the three and nine months ended December 31, 2006, compensation expense associated with the 2006 Plan was $653,000.  As of December 31, 2006, there was $4.3 million of total unrecognized compensation cost related to nonvested awards granted under the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.46 years.

2004 Equity Incentive Plan

During September 2004, our stockholders approved the PFF Bancorp, Inc. 2004 Equity Incentive Plan (the "2004 Plan").  The 2004 Plan authorized the granting of 1,112,632 options or 556,315 restricted stock awards to Directors or employees.  For the three and nine months ended December 31, 2006 and 2005, based upon current performance levels, compensation expense associated with the 2004 Plan was $369,000 and $1.8 million, respectively, and $970,000 and $2.6 million, respectively.  As of December 31, 2006, there was $2.1 million of total unrecognized compensation cost related to non-vested awards granted under the 2004 Plan.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

A summary of our nonvested awards principally to directors that vest based solely on service as of December 31, 2006 and 2005 and changes during the nine months ended December 31, 2006 and 2005 are presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2006	81,900	$28.59
Granted	-	-
Vested	(29,550)	28.59
Forfeited	-	-
Nonvested at December 31, 2006	52,350	$28.59

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2005	-	$-
Granted	81,900	28.59
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2005	81,900	$28.59

A summary of activity of our nonvested awards to employees that vest based on a combination of service and performance as of December 31, 2006 and 2005 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2006	329,565	$27.50
Granted	-	-
Vested	(41,406)	28.05
Forfeited	(21,176)	27.46
Nonvested at December 31, 2006	266,983	$27.42

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at April 1, 2005	-	$-
Granted	441,100	27.45
Vested	-	-
Forfeited	(8,680)	27.42
Nonvested at December 31, 2005	432,420	$27.45

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

A summary of option activity under the 1996 and 1999 Plans as of December 31, 2006 and 2005, and changes during the nine months ended December 31, 2006 and 2005 are presented below:

	For the Nine Months Ended December 31, 2006
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at April 1, 2006	602,993	$12.49	-	$-
Granted	-	-	-	-
Exercised	(76,103)	8.36	-	-
Forfeited or expired	(840)	15.33	-	-
Outstanding at December 31, 2006	526,050	$13.08	4.86	$11,271

Exercisable at December 31, 2006	526,050	$13.08	4.86	$11,271

	For the Nine Months Ended December 31, 2005
			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at April 1, 2005	1,019,615	$10.82	-	$-
Granted	-	-	-	-
Exercised	(259,697)	7.26	-	-
Forfeited or expired	(2,813)	9.39	-	-
Outstanding at December 31, 2005	757,105	$12.05	4.7	$13,983

Exercisable at December 31, 2005	748,800	$12.01	4.7	$13,864

No options were granted during the three and nine months ended December 31, 2006 and 2005.  The total intrinsic value of options exercised was $165,000 and $2.2 million during the three and nine months ended December 31, 2006, compared to $1.8 million and $5.8 million during the three and nine months ended December 31, 2005, respectively.  Cash received from options exercised under the 1996 and 1999 Plans for the three and nine months ended December 31, 2006 was $44,000 and $604,000, respectively, compared to $550,000 and $1.9 million for the three and nine months ended December 31, 2005, respectively.  The tax benefit recognized for the tax deductions from options exercised totaled $22,000 and $828,000 for the three and nine months ended December 31, 2006, respectively, compared to $737,000 and $2.3 million for the three and nine months ended December 31, 2005, respectively.

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

Compensation expense under the 1996 and 1999 Plans was $2,000 and $14,000 for the three and nine months ended December 31, 2006, based upon the vesting of 347 options and 3,080 options, respectively, compared to $23,000 and $86,000 for the three and nine months ended December 31, 2005 based upon the vesting of 3,309 options and 12,351 options, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(4)  Earnings Per Share

Earnings per share ("EPS") is calculated on both a basic and diluted basis, excluding common shares in treasury. Basic EPS is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding during the period.  Diluted EPS includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our share-based payment plans.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2006 and 2005.

	For the Three Months Ended December 31,
	2006			2005
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)

Net Earnings	$13,643			$13,170

Basic EPS

Earnings available to common stockholders	13,643	24,557,623	$0.56	13,170	24,136,345	$0.55

Effect of Dilutive Securities

Options and stock awards		335,718			617,823

Diluted EPS
Earnings available to common stockholders and assumed conversions	$13,643	24,893,341	$0.55	$13,170	24,754,168	$0.53

The exercise price of all options was less than the average market price of the common shares during the three month period ended December 31, 2006 and 2005.  As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the nine months ended December 31, 2006 and 2005.

	For the Nine Months Ended December 31,

	2006			2005

	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount

	(Dollars in thousands, except per share data)

Net Earnings	$43,111			$38,887

Basic EPS

Earnings available to common stockholders	43,111	24,500,157	$1.76	38,887	24,263,328	$1.60

Effect of Dilutive Securities

Options and stock awards		318,977			636,859
Diluted EPS
Earnings available to common stockholders and assumed conversions	$43,111	24,819,134	$1.74	$38,887	24,900,187	$1.56

The exercise price of all options was less than the average market price of the common shares during the nine month period ended December 31, 2006 and 2005.  As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(5)  Derivative Hedging Activities

The Company entered into financial derivatives in order to mitigate exposure to the issuance of its junior subordinated debentures.

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years.  This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates.  The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009.  We recognize all derivatives on the balance sheet at fair value based on dealer quotes.  At December 31, 2006, the interest rate swap with a notional amount of $30.0 million had a fair value of $821,000.  The periodic net settlement of this swap decreased interest expense by $126,000 and $330,000 for the three and nine months ended December 31, 2006.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years.  The interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates.  The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive three month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010.  At December 31, 2006, the interest rate swap with a notional amount of $10.0 million had a fair value of $137,000.  The periodic net settlement of this swap decreased interest expense by $27,000 and $65,000 for the three and nine months ended December 31, 2006.

We have determined that the above interest rate swaps do not qualify for hedge treatment under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133").  As a result, non-cash charges of $35,000 and $357,000 representing the decreases in market value of the interest rate swaps for the three and nine month ended December 31, 2006 have been recorded as a component of other non-interest income in the Statement of Earnings.  Future changes in market value will also be recorded as a component of non-interest income.  While the provisions of SFAS 133 require that these interest rate swaps be considered unhedged derivatives for accounting purposes, from both economic substance and cash flow standpoints, the interest rate swaps have been and will continue to be fully effective in hedging the floating rate nature of the junior subordinated debentures.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended December 31, 2006 and 2005.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

Three Months Ended December 31,
2006				2005
Average Balance		Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earnings deposits and short-term investments	12,375	$150	4.81%	$8,241	$108	5.20%
Investment securities, net	60,169	758	5.00	62,471	531	3.37
Mortgage-backed securities, net	231,319	2,648	4.58	238,453	2,422	4.06
Loans and leases receivable, net	4,105,702	82,751	8.03	3,468,485	62,102	7.13
FHLB stock	45,294	670	5.87	37,183	428	4.57
Total interest-earning assets	4,454,859	86,977	7.78	3,814,833	65,591	6.85
Non-interest-earning assets	168,544			168,089
Total assets	$4,623,403			$3,982,922

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing demand accounts	$284,160	-	0.00	$304,525	-	0.00
Interest-bearing demand accounts	327,239	374	0.45	427,616	602	0.56
Savings accounts	145,155	153	0.42	168,835	128	0.30
Money market accounts	860,519	8,389	3.87	888,340	5,516	2.46
Certificate accounts	1,575,038	19,634	4.95	1,074,062	9,810	3.62
Total Deposits	3,192,111	28,550	3.55	2,863,378	16,056	2.22
FHLB advances and other borrowings	922,702	12,379	5.32	632,569	5,644	3.54
Junior subordinated debentures	56,702	890	6.28	56,702	842	5.94
Total interest-bearing liabilities	4,171,515	41,819	3.98	3,552,649	22,542	2.52
Non-interest-bearing liabilities	54,963			81,204
Total liabilities	4,226,478			3,633,853
Stockholder's equity	396,925			349,069
Total liabilities and stockholders' equity	$4,623,403			$3,982,922
Net interest income		$45,158			$43,049
Net interest spread			3.80			4.33
Net interest margin			4.05			4.51
Ratio of interest-earning assets to interest-bearing liabilities	106.79%			107.38%

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the nine months ended December 31, 2006 and 2005.  The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are generally derived from average daily balances.  The yields and costs include fees that are considered adjustments to yields.

Nine Months Ended December 31,
2006				2005
Average Balance		Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earnings deposits and short-term investments	10,592	$378	4.74%	$10,303	$328	4.23%
Investment securities, net	65,406	2,594	5.26	66,248	1,649	3.30
Mortgage-backed securities, net	240,164	8,025	4.46	237,429	6,969	3.91
Loans and leases receivable, net	4,012,961	239,539	7.94	3,449,687	177,331	6.84
FHLB stock	43,418	1,778	5.44	40,352	1,339	4.40
Total interest-earning assets	4,372,541	252,314	7.68	3,804,019	187,616	6.56
Non-interest-earning assets	159,734			151,276
Total assets	$4,532,275			$3,955,295

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing demand accounts	$281,142	-	0.00	$286,070	-	0.00
Interest-bearing demand accounts	359,420	1,305	0.48	453,870	2,033	0.59
Savings accounts	152,989	484	0.42	172,608	394	0.30
Money market accounts	827,272	22,003	3.53	880,967	15,724	2.37
Certificate accounts	1,510,715	53,174	4.67	1,010,141	25,606	3.36
Total Deposits	3,131,538	76,966	3.26	2,803,656	43,757	2.07
FHLB advances and other borrowings	910,043	34,813	5.08	700,678	16,345	3.10
Junior subordinated debentures	56,702	2,647	6.22	40,956	1,844	6.00
Total interest-bearing liabilities	4,098,283	114,426	3.71	3,545,290	61,946	2.32
Non-interest-bearing liabilities	50,678			65,368
Total liabilities	4,148,961			3,610,658
Stockholder's equity	383,314			344,637
Total liabilities and stockholders' equity	$4,532,275			$3,955,295
Net interest income		$137,888			$125,670
Net interest spread			3.97			4.24
Net interest margin			4.20			4.40
Ratio of interest-earning assets to interest-bearing liabilities	106.69%			107.30%

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

	Three Months Ended December 31, 2006				Nine Months Ended December 31, 2006
	Compared to				Compared to
	Three Months Ended December 31, 2005				Nine Months Ended December 31, 2005
	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)

Interest-earning assets:
Interest-earning deposits and short-term investments	$ 54	(8)	(4)	42	$ 9	40	1	50
Investment securities, net	(20)	256	(9)	227	(21)	978	(12)	945
Mortgage-backed securities, net	(72)	306	(8)	226	81	964	11	1,056
Loans receivable, net	11,358	7,857	1,434	20,649	29,028	28,512	4,668	62,208
FHLB stock	93	122	27	242	102	313	24	439
Total interest-earning assets	11,413	8,533	1,440	21,386	29,199	30,807	4,692	64,698

Interest-bearing liabilities:
Demand deposit accounts	(141)	(114)	27	(228)	(423)	(385)	80	(728)
Savings accounts	(18)	50	(7)	25	(45)	152	(17)	90
Money market accounts	(173)	3,144	(98)	2,873	(958)	7,707	(470)	6,279
Certificate accounts	4,576	3,579	1,669	9,824	12,689	9,949	4,930	27,568
FHLB advances and other borrowings	2,589	2,844	1,302	6,735	4,884	10,459	3,125	18,468
Junior subordinated debentures	-	48	-	48	712	65	26	803
Total interest-bearing liabilities	6,833	9,551	2,893	19,277	16,859	27,947	7,674	52,480
Change in net interest income	$ 4,580	(1,018)	(1,453)	2,109	$ 12,340	2,860	(2,982)	12,218

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

  Allowance for losses on loans and leases.  For further information, see "Comparison of Financial Condition at December 31, 2006 and March 31, 2006" in this Form 10-Q and "Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses", "Item 1- Foreclosed Assets" and "Notes 5 and 6 to the Consolidated Financial Statements" in our March 31, 2006 Annual Report on Form 10-K.

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

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

Overview

The following discussion compares the results of operations for the three months ended December 31, 2006 with the corresponding period of 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $13.6 million or $0.55 per diluted share for the three months ended December 31, 2006 compared to net earnings of $13.2 million or $0.53 per diluted share for the comparable period of 2005.

  Net interest income rose $2.1 million or 5 percent to $45.2 million for the current quarter compared to the same quarter of 2005.  On a sequential quarter basis, net interest income decreased $700,000 or 2 percent.  Net interest margin contracted 46 basis points to 4.05% between the quarters ended December 31, 2005 and 2006 and contracted 11 basis points on a sequential quarter basis.

  Construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") increased $578.3 million or 31 percent to $2.46 billion or 60 percent of loans and leases receivable, net, compared to $1.88 billion or 53 percent of loans and leases receivable, net, one year ago. Based on end of period balances, the Four-Cs increased $37.0 million or 2 percent on a sequential quarter basis, including a $28.1 million increase in commercial construction loans.  On an average balance basis, the Four-Cs increased $96.3 million or 4 percent on a sequential quarter basis.  At December 31, 2006, our construction loan portfolio, net of loans in process, included $1.05 billion of residential construction loans including land loans and $131.2 million of commercial construction loans as compared to $887.8 million of residential construction loans including land loans and $124.2 million of commercial construction loans at March 31, 2006.

Our loan origination focus continues to be on the Four-Cs.  Four-Cs originations totaled $419.9 million or 85 percent of total originations in the current quarter, compared to $472.4 million or 81 percent of total originations for the comparable period of the prior year.  The Four-Cs originations include $43.0 million and $38.6 million originated by DBS during the quarters ended December 31, 2006 and 2005, respectively.  At December 31, 2006, DBS had outstanding loans receivable, net, of $104.0 million compared to $76.1 million one year ago.  The majority of DBS's loans are classified as construction and land.

  Average total deposits increased $328.7 million or 11 percent compared to the quarter ended December 31, 2005 and increased $294.3 million from the quarter ended March 31, 2006.  The average balance of certificates of deposits ("CDs") increased $501.0 million while the average balance of lower cost passbook, money market and demand deposits ("core deposits") decreased $172.2 million from one year ago.  At December 31, 2006, core deposits totaled $1.64 billion or 51 percent of total deposits, compared to $1.69 billion or 55 percent of total deposits at March 31, 2006 and $1.74 billion or 60 percent of total deposits one year ago. Non-interest-bearing demand deposits averaged $284.2 million or 9 percent of average total deposits for the current quarter compared to $304.5 million or 11 percent of average total deposits for the comparable quarter of 2005.

Deposits, particularly core deposits, provide a more preferable source of funding than Federal Home Loan Bank ("FHLB") advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits, FHLB advances and other borrowings provide a readily available source of liquidity.  At December 31, 2006, FHLB advances and other borrowings increased $55.7 million to $877.7 million or 21 percent of total liabilities from $822.0 million or 21 percent of total liabilities at March 31, 2006.

Non-accrual loans were $1.5 million or 0.03 percent of gross loans and leases at December 31, 2006 compared to $1.1 million or 0.03 percent of gross loans and leases at March 31, 2006 and $1.6 million or 0.04 percent of gross loans and leases at December 31, 2005.  The distribution of the non-accrual loan balance of $1.5 million as of December 31, 2006 by loan type was $708,000 single-family, $558,000 consumer and $250,000 commercial business.

During the quarter ended December 31, 2006, we recorded a $355,000 gain on sale of the 20 home development in Murrieta, California which had been placed into receivership in December 2005.  The gain on sale is classified in foreclosed asset operations in our statement of earnings.

We did not repurchase any shares of our common stock during the current quarter.  At December 31, 2006, 954,310 shares remain under a 1.0 million share repurchase authorization adopted by our Board of Directors on October 26, 2005.

At December 31, 2006, our consolidated capital to assets ratio was 8.68%.  The Bank's core and total risk-based capital ratios were 8.72% and 11.26%, respectively, compared to 5.00% and 10.00%, respectively, needed to be considered "Well Capitalized."  Our internal target floors for the Bank's core and total risk-based capital ratios are 7.75% and 11.00%, respectively.    For further information relating to our risk-based capital ratios, see "Liquidity and Capital Resources" in this Form 10-Q.

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

Our net interest income totaled $45.2 million for the quarter, up 5 percent or $2.1 million from $43.0 million for the quarter ended December 31, 2005.  This increase was attributable primarily to a $640.0 million or 17 percent increase in average interest-earning assets from the comparable period of the prior year, partially offset by a 46 basis point decrease in our net interest margin for the current quarter compared with the year ago period.  The average balance of the Four-Cs increased $615.3 million or 34 percent between the quarters ended December 31, 2005 and 2006, which contributed to the increase of $637.2 million or 18 percent in the average balance of loans and leases receivable, net. Highly competitive pricing of deposits in our markets has exacerbated the effect of the inversion of the yield curve over the past year. These factors, in combination with a larger portion of our funding being in certificate accounts and borrowings, have resulted in a 146 basis point increase in our cost of funds for the current quarter as compared to the same period last year. This exceeded the 93 basis point increase in our earning assets yield for the current quarter as compared to the same period last year. As a result, our net interest spread and net interest margin for the three months ended December 31, 2006 were 3.80% and 4.05%, respectively, compared to 4.33% and 4.51%, respectively for the same period last year.

We believe that the competitive pressures on deposit rates and customer preference for certificate accounts will continue to put pressure on our net interest margin. Certificate accounts which will reprice or mature during the quarter ending March 31, 2007 total $441.7 million and have a weighted average rate of 4.90%.

Reflecting the higher interest rate environment and the sensitivity of our loan and lease portfolio to changes in rates, the average yield on loans and leases receivable, net, increased 90 basis points to 8.03% for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005.  Loan and lease principal repayments totaled $502.8 million for the quarter ended December 31, 2006 compared to $605.3 million for the same period of 2005.  Expressed as an annualized percentage of average loans and leases receivable, net, this represented 49 percent of the portfolio compared to 70 percent for the quarter ended December 31, 2005.  Premium amortization, net of discount accretion on the loan and lease portfolio for the quarters ended December 31, 2006 and 2005 was $229,000 and $253,000, respectively.  Amortization of loan origination fees and extension fees, net, increased to $3.5 million and $1.4 million, respectively, for the quarter ended December 31, 2006 compared to $3.4 million and $1.1 million for the comparable period of 2005.  For the quarter ended December 31, 2006, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 49 basis points and 45 basis points, respectively, compared to 53 basis points and 48 basis points for the comparable period of 2005.

Our average cost of interest-bearing liabilities increased 146 basis points to 3.98% for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005.  Our average cost of deposits rose 133 basis points to 3.55% for   the quarter ended December 31, 2006 as compared to the quarter ended

December 31, 2005, while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 164 basis points over that same time period.  Compared to the quarter ended December 31, 2005, the average balance of our deposit portfolio increased $328.7 million or 11 percent to $3.19 billion or 77 percent of our average interest-bearing liabilities compared to 81 percent of average interest-bearing liabilities for the comparable period of 2005.

Provision for Loan and Lease Losses

We recorded a $1.9 million provision for loan and lease losses for the quarter ended December 31, 2006 which reflects the cautious approach we are taking to credit evaluation in light of the slower levels of absorption in some segments of the residential housing market.  While all of our construction loans remain on full accrual status and there are no specific allowances assigned to any loans in that portfolio, we believe that current market conditions warrant an increase in the level of general valuation allowance assigned to our construction loan portfolio.  At December 31, 2006, the Allowance for Loan and Lease Losses ("ALLL") was $42.1 million or 0.89% of gross loans and leases compared to $37.1 million or 0.83% of gross loans and leases at March 31, 2006.  We will continue to monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition, and other factors.

Non-Interest Income

Total non-interest income increased $580,000 or 11 percent to $6.0 million between the quarters ended December 31, 2006 and 2005.

Deposit and Related Fees

Deposit and related fees increased 8 percent or $251,000 to $3.5 million for the current quarter.   Approximately 55 percent of the increase in deposit and related fees was attributable to non-recurring fees collected on certain transaction accounts.   Monthly service charges and overdraft fees increased $344,000 to $3.1 million for the current quarter.  At December 31, 2006, we had 70,000 transaction accounts compared to 69,000 accounts at December 31, 2005.

Loan and Servicing Fees

Loan and servicing fees decreased $100,000 or 15 percent to $566,000 for the current quarter.  Amortization of our mortgage servicing rights ("MSR") asset was $3,000 and $12,000 for the quarters ended December 31, 2006 and 2005, respectively.  At December 31, 2006, our MSR asset was $280,000.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees increased $344,000 or 29 percent to $1.5 million for the quarter ended December 31, 2006. The increase in fees is a result of an increase in market value of trust and investment assets under management or advisory by Glencrest and the Bank's trust department to $732.6 million at December 31, 2006, compared to $603.7 million at December 31, 2005.  These assets under management or advisory include $592.3 million managed or advised by Glencrest at December 31, 2006 compared to $451.1 million at December 31, 2005.  The average annual fee per dollar of assets managed or advised by Glencrest and the Bank's trust department was approximately 53 basis points for the quarter ended December 31, 2006 compared to 54 basis points for the comparable period of 2005.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. Accordingly, the principal balances of loans sold during the quarters ended December 31, 2006 and 2005 were $5.3 million and $3.5 million, respectively.  This activity generated net gains on sales of $81,000 and $31,000 for the quarters ended December 31, 2006 and 2005, respectively.

Gain on Sale of Securities

We generally follow a "buy and hold" strategy with respect to our securities portfolio.  While the overwhelming majority of our securities portfolio is classified as "available for sale," our securities sales activity has been and is expected to continue to be infrequent.

Non-Interest Expense

Non-interest expense and general and administrative ("G&A") expense increased $2.5 million or 11 percent to $26.0 million for the quarter ended December 31, 2006 as compared to the same period last year.  Compensation and benefit expense accounted for approximately 57 percent of the increase in total G&A expense.  The increase in G&A expense primarily reflects the direct and indirect costs associated with the growth in our deposit and lending operations. On a sequential quarter basis, G&A expense increased $1.3 million or 5 percent from $24.7 million at September 30, 2006 to $26.0 million at December 31, 2006. Excluding a $700,000 non-recurring reduction to benefit accruals in the quarter ended September 30, 2006 and a $264,000 fraudulent check loss during the quarter ended December 31, 2006, G&A expense increased $380,000 or 1 percent between the quarters ended September 30 and December 31, 2006.

The ratio of G&A expense to average assets decreased 11 basis points to 2.25%, on an annualized basis for the quarter ended December 31, 2006 compared to 2.36% for the comparable period of 2005.  Our efficiency ratio was 50.83% for the current quarter compared to 48.46% for the comparable period of 2005.

Income Taxes

Income taxes and the effective tax rates were $10.0 million and 42.2 percent, respectively, for the current quarter compared to $9.9 million and 43.0 percent for the quarter ended December 31, 2005.

Comparison of Operating Results for the Nine Months Ended December 31, 2006 and 2005

Overview

The following discussion compares the results of operations for the nine months ended December 31, 2006 with the corresponding period of 2005. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $43.1 million or $1.74 per diluted share for the nine months ended December 31, 2006 compared to net earnings of $38.9 million or $1.56 per diluted share for the comparable period of 2005.

Net Interest Income

Our net interest income totaled $137.9 million for the nine months ended December 31, 2006, up 10 percent or $12.2 million from $125.7 million for the comparable period of 2005.  Average interest-earning assets increased $568.5 million or 15 percent between the nine months ended December 31, 2005 and 2006 and net interest margin decreased 20 basis points to 4.20% for the nine months ended December 31, 2006 from 4.40% for the same period of 2005.  The average balance of the Four-Cs increased $558.0 million or 31 percent between the nine months ended December 31, 2005 and 2006, which accounted for the increase of $563.3 million or 16 percent in the average balance of loans and leases receivable, net.

The average yield on loans and leases receivable, net, increased 110 basis points between the nine months ended December 31, 2005 and 2006 to 7.94%.  Loan and lease principal repayments totaled $1.64 billion for the nine months ended December 31, 2006 compared to $1.85 billion for the comparable period of 2005.  Expressed as an annualized percentage of average loans and leases receivable, net, this represented 54 percent and 72 percent of the portfolio for the nine months ended December 31, 2006 and 2005, respectively.  Premium amortization, net of discount accretion on the loan and lease portfolio for the nine months ended December 31, 2006 was $794,000 compared to $1.1 million for the comparable period of 2005.  Amortization of loan origination fees and extension fees, net, increased to $11.7 million and $4.7 million, respectively, for the nine months ended December 31, 2006 compared to $10.7 million and $3.1 million for the comparable period of 2005.  For the nine months ended December 31, 2006, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 55 basis points and 51 basis points, respectively, compared to 54 basis points and 49 basis points, respectively, for the comparable period of 2005.

Our average cost of interest-bearing liabilities increased 139 basis points to 3.71% between the nine months ended December 31, 2005 and 2006.  Our average cost of deposits rose 119 basis points between the nine months ended December 31, 2005 and 2006 while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 198 basis points. The increase in our average cost of interest-bearing liabilities was partially mitigated by the continued growth and increasing utilization of deposits as our principal and preferable source of funding.  The average balance of our deposit portfolio increased $327.9 million or 12 percent to $3.13 billion or 76 percent of our average interest-bearing liabilities.

Provision for Loan and Lease Losses

We recorded a $4.9 million provision for loan and lease losses for the nine months ended December 31, 2006 compared to $3.1 million for the comparable period of 2005. For further information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005 - Provision for Loan and Lease Losses" in this Form 10-Q.  Additionally, in the prior quarters of this fiscal year, which includes June 30, 2006 and September 30, 2006, we recorded increases in provision for loan and lease losses related to increases in our classified assets and overall increases in our loan portfolio.  For further information, see "Comparison of Financial Condition at December 31, 2006 and March 31, 2006" in this Form 10-Q.

Non-Interest Income

Total non-interest income increased $1.5 million to $18.1 million for the nine months ended December 31, 2006.  Excluding gain on sale of securities of $271,000 and $923,000 for the nine months ended December 31, 2006 and 2005, respectively, gain on sale of a former administrative building of $716,000 and non-cash charge of $357,000 associated with interest rate swaps for the nine months ended December 31, 2006, total non-interest income increased $1.8 million to $17.5 million for the nine months ended December 31, 2006 compared to $15.7 million for the comparable period of 2005.

Deposit and Related Fees

Deposit and related fees totaled $10.2 million for the nine months ended December 31, 2006, up $508,000 or 5 percent from the comparable period in 2005.  This increase reflects fee income of $744,000 associated with transaction accounts, partially offset by a decrease of $249,000 in ATM service fees associated with our decision to waive charges for use of foreign or non-bank ATMs by our customers.

Loan and Servicing Fees

Loan and servicing fees were relatively flat at $1.7 million for the nine months ended December 31, 2006 and 2005.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees were $4.4 million for the nine months ended December 31, 2006, an increase of $1.0 million or 30 percent from the comparable period of 2005, which reflects the increase in assets under management or advisory by Glencrest and the Bank's trust department.

Gain on Sale of Loans

The net gain on sale of loans was $164,000 on $11.9 million of principal sold for the nine months ended December 31, 2006 compared to a net gain of $134,000 on $12.7 million of principal sold during the same period last year.

Gain on Sale of Securities

Securities with cost bases aggregating $5.1 million and $393,000 were sold during the nine months ended December 31, 2006 and 2005, generating gains on sales of $271,000 and $923,000, respectively.

Non-Interest Expense

Non-interest expense increased $6.9 million or 10 percent to $76.5 million for the nine months ended December 31, 2006 as compared to the same period last year.  G&A expense increased $7.4 million or 11 percent between the nine months ended December 31, 2006 and 2005 to $77.0 million.  ESOP expenses were $2.4 million and $2.3 million for the nine months ended December 31, 2006, and 2005.

The ratio of G&A expense to average assets improved to 2.26%, on an annualized basis for the nine months ended December 31, 2006 compared to 2.34% for the comparable period of 2005.  Our efficiency ratio was 49.33% for the nine months ended December 31, 2006 compared to 48.88% for the comparable period of 2005.

Income Taxes

Our effective income tax rates were 42.2 percent and 44.2 percent for the nine months ended December 31, 2006 and 2005.  The reduction in our effective tax rate was attributable principally to a reduction in the non-deductible portion of ESOP expense.

Comparison of Financial Condition at December 31, 2006 and March 31, 2006

Total assets were $4.61 billion at December 31, 2006 compared to $4.34 billion at March 31, 2006.  Loans and leases receivable, net, totaled $4.12 billion at December 31, 2006, a $278.4 million increase from $3.84 billion at March 31, 2006.  The balance of our Four-Cs increased $289.6 million or 13 percent from $2.17 billion at March 31, 2006 to $2.46 billion at December 31, 2006.  These loan balances are shown net of undisbursed construction loan funds of $585.9 million and $596.2 million at December 31 and March 31, 2006, respectively.  These undisbursed balances represent funds that will be disbursed and begin earning interest as construction progresses.

At December 31, 2006, the ALLL was $42.1 million or 0.89% of gross loans and leases compared to $37.1 million or 0.83% of gross loans and leases at March 31, 2006.  Assets classified "Substandard" under our Internal Asset Review ("IAR") system were $24.4 million, net of specific allowances of $153,000 at December 31, 2006 compared to $16.6 million, net of specific allowances of $27,000 at March 31, 2006.  The $24.4 million of assets classified as Substandard primarily consisted of 27 commercial business loans totaling $23.2 million.  Special Mention assets increased $18.5 million to $70.6 million at December 31, 2006 compared to $52.1 million at March 31, 2006.  The increase in Special Mention assets is primarily related to commercial business loans.   At December 31, 2006 and March 31, 2006, we had no assets classified as "Doubtful" or "Loss".

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

The following table sets forth activity in our ALLL.

	Three Months Ended		Nine Months Ended

	December 31,		December 31,

	2006	2005	2006	2005

	(Dollars in thousands)
Beginning balance	$40,289	$34,482	$37,126	$33,302
Provision for loan losses	1,900	1,875	4,920	3,095
Charge-offs	(152)	(2,553)	(260)	(2,721)
Recoveries	69	35	320	163
Ending balance	$42,106	$33,839	$42,106	$33,839

The charge-offs of $260,000 for the nine months ended December 31, 2006 included $186,000 related to commercial business loans and $74,000 related to consumer loans.  The charge-offs of $2.7 million for the nine months ended December 31, 2005 include $2.1 million applicable to the 20 home development in Murrieta, California which was placed into receivership and moved to assets acquired through foreclosure in December 2005, prior to being sold at a $355,000 gain in December 2006.

Total liabilities were $4.21 billion at December 31, 2006, an increase of $237.2 million from $3.98 billion at March 31, 2006. Deposits increased $181.5 million to $3.24 billion or 77 percent of total liabilities at December 31, 2006 compared to $3.06 billion or 77 percent of total liabilities at March 31, 2006.  Reflecting a widening rate differential between certificate accounts and interest-bearing liquid accounts arising from increases in the general level of interest rates, core deposits decreased $45.3 million while certificate accounts increased $226.8 million during the past nine months.  At December 31, 2006, non-interest bearing demand deposits were $284.3 million or 9 percent of total deposits compared to $313.6 million or 10 percent of total deposits at March 31, 2006.

Total stockholders' equity increased $37.0 million to $400.7 million at December 31, 2006 compared to $363.7 million at March 31, 2006. The increase in total stockholders' equity was comprised principally of increases due to net earnings of $43.1 million and $5.3 million in additional paid in capital attributable to the exercise of 75,281 stock options, the associated tax benefit and the amortization of shares under our share-based payment plan, partially offset by cash dividends of $12.5 million.

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

The Office of Thrift Supervision has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.  Our internal policy is to seek to maintain at approximately three percent the ratio of cash and readily marketable debt securities to total deposits, (our "defined liquidity ratio").  In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity.  At December 31, 2006, our largest core deposit relationship was $53.0 million and our ten largest core deposit relationships aggregated $121.1 million.

At December 31, 2006, our defined average liquidity ratio was 3.82% and our defined average liquidity ratio for the nine months ended December 31, 2006 was 4.06%.  As an additional component of liquidity management, we seek to maintain sufficient mortgage loan and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of the Bank's total assets.  At December 31, 2006, our immediate borrowing capacity from the FHLB was $481.8 million or eleven percent of the Bank's total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window.  As of December 31, 2006, our borrowing capacity at the Federal Reserve Bank was approximately $30.1 million.  We also had $17.3 million of immediate borrowing capacity at December 31, 2006, under a $60.0 million line of credit with a commercial bank.

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

Net cash provided by operating activities was $31.0 million for the nine months ended December 31, 2006 compared to $29.3 million for the comparable period of the prior year.  The increase in net cash provided by operating activities is primarily due to an increase in net earnings between the nine months ended December 31, 2005 and 2006, partially offset by an increase in amortization of net deferred loan origination fees, an increase in income tax receivable and an increase in our accrued interest receivable during the nine month ended December 31, 2006.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash used in investing activities was $248.6 million and $102.4 million for the nine months ended December 31, 2006 and 2005, respectively.  The increase in net cash used in investing activities between the nine months ended December 31, 2006 was attributable principally to a decrease in principal payments on loans and leases of $212.9 million and a net decrease in construction loans in process of $114.8 million, partially offset by a decrease of $115.8 million in loans and leases originations, a decrease of $36.1 million in the purchase of loans held for investment and an increase of $45.0 million related to proceeds   from the maturity of investment securities available-for-sale.

Cash flows provided by financing activities were $226.6 million for the nine months ended December 31, 2006 compared to $106.1 million for the comparable period of 2005.  Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Our net increases in deposits were $181.5 million and $149.9 million for the nine months ended December 31, 2006 and 2005, respectively.  During the nine months ended December 31, 2006, we increased our use of FHLB advances and other borrowings by $55.7 million, net, compared to a decrease of $40.5 million, net for the comparable period of 2005.

At December 31, 2006, the Bank exceeded all of its regulatory capital requirements with tangible capital of $393.1 million, or 8.72% of adjusted total assets, which is above the required level of $67.6 million, or 1.5%; core capital of $393.1 million, or 8.72% of adjusted total assets, which is above the required level of $180.3 million, or 4.0%; and total risk-based capital of $432.0 million, or 11.26% of risk-weighted assets, which is above the required level of $306.8 million, or 8.0%.  Our internal policy is to maintain our total risk-based capital ratio at approximately 11.00%.  Based on our expectations of continued Four-Cs loan growth, we do not expect to be in a position to upstream cash from the Bank to the Company for the next several quarters.  However, the Company has sufficient cash flow available to it from DBS as well as from a $60.0 million revolving line of credit with a commercial bank, $17.3 million of which was available at December 31, 2006, to meet all of its funding requirements, including dividends paid to shareholders.  The Company also has the ability to issue additional junior subordinated debentures should the need for additional funding arise.

We currently have no material contractual obligations or commitments for capital expenditures. At December 31, 2006, we had outstanding commitments to originate and purchase loans of $72.5 million and none, respectively, compared to $286.0 million and $10.4 million, respectively, at December 31, 2005.  Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  At December 31, 2006 and 2005, we had standby letters of credit of $31.0 million and $40.8 million, respectively.  We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2006 totaled $1.45 billion.  We expect that we will retain a substantial portion of the funds from maturing CD accounts at maturity either in certificate or liquid accounts.  In response to the increases in short-term interest rates initiated by the Federal Reserve, as well as competitive market forces, rates on CDs have increased disproportionately to those of more liquid accounts.  As a result, we have seen a shift in customer behavior back towards CDs.  We anticipate that this shift in consumer preference will continue as and to the extent general market conditions create continued widening of the rate differential between CDs and liquid accounts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the nine months ended December 31, 2006, from those which are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of December 31, 2006, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

We did not repurchase any shares of our common stock during the quarter ended December 31, 2006.  At December 31, 2006, the maximum amount of shares that were available to be repurchased was 954,310 shares under a 1.0 million share repurchase authorization adopted by our Board of Directors on October 26, 2005.

Item 3	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits.
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

PFF BANCORP, INC. AND SUBSIDIARIES SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: February 9, 2007	BY: /s/ KEVIN MCCARTHY
Kevin McCarthy President, Chief Executive Officer and Director

DATED: February 9, 2007	BY: /s/ GREGORY C. TALBOTT
Gregory C. Talbott Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer