Form 10-K
period 2007-03-31
PFF BANCORP INC
filed 2007-05-30
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-16845

PFF BANCORP, INC.

(exact name of registrant as specified in its charter)

DELAWARE	95-4561623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

9337 Milliken Avenue, Rancho Cucamonga, California 91730

(Address of principal executive offices)

Registrant's telephone number, including area code: (909) 941-5400

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2006 was $911,343,346, which was based upon the last sales price as quoted on the New York Stock Exchange on that date. The number of shares of common stock outstanding as of May 15, 2007: 24,015,415.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held September 11, 2007 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about July 27, 2007, are incorporated by reference in Part III hereof.

PART I

Forward-Looking Statements

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements which may be identified by the use of such words as "believe," "may," "could," "should," "expect," "anticipate," "planned," "estimated" and "potential". Forward-looking statements are subject to risks and uncertainties, including, but not limited to the following:

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

These risks could cause our actual results for fiscal year 2008 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

As used throughout this report, the terms "we", "our", "us" or the "Company" refer to PFF Bancorp, Inc. (the "Bancorp") and its consolidated subsidiaries.

PART I

Item 1.	Business.

General

We are a diversified financial services company headquartered in Rancho Cucamonga, California with consolidated assets of $4.55 billion, consolidated net loans and leases of $4.12 billion, consolidated deposits of $3.29 billion and consolidated stockholders' equity of $397.1 million as of March 31, 2007. We conduct our business principally through our wholly-owned subsidiary, PFF Bank & Trust (the "Bank"), an institution with $4.43 billion in assets, and 32 full service banking branch offices located throughout Southern California. Additionally, our business includes Glencrest Investment Advisors, Inc. ("Glencrest"), a registered investment advisor ("RIA"). Glencrest provides wealth management and advisory services to high net worth individuals and businesses. In addition, our business includes Diversified Builder Services, Inc. ("DBS") a provider of financing and consulting services to home builders and land developers. Glencrest has two offices located in Claremont and Palm Desert, California and DBS has one office located in Claremont, California. We also own 100% of the common stock of two unconsolidated special purpose business trusts "PFF Bancorp Capital Trust I" and "PFF Bancorp Capital Trust II" created for the purpose of issuing capital securities. The Bancorp is a unitary savings and loan holding company, and the Bank is a federal savings bank, which is subject to regulation by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). We have a fiscal year end of March 31.

During the year ended March 31, 2005, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend on March 3, 2005, to shareholders of record on February 15, 2005.

All prior year share data have been restated to reflect stock splits in the form of stock dividends in accordance with accounting principles generally accepted in the United States of America. Our stock is traded on the New York Stock Exchange under the ticker symbol PFB.

We operate under a community banking business model. This business model focuses on the origination of commercial loans, construction and land loans (primarily residential tract construction), commercial real estate and real estate equity based consumer loans (collectively the "Four-Cs"), and to a lesser degree, one-to-four family residential mortgages and multi-family residential loans. Our secondary marketing activities primarily involve the sale of conforming fixed rate one-to-four family residential mortgages that we do not wish to hold in our portfolio. We also invest to a limited degree in mortgage-backed securities ("MBS") and other investment securities (collectively "securities").

Our revenues are derived principally from interest on our loans and leases, and to a lesser extent, fee income and interest and dividends on securities. Our primary sources of funds are:

•	Deposits,

•	Principal and interest payments on loans, leases and securities, and

•	Federal Home Loan Bank ("FHLB") advances and other borrowings.

Scheduled payments on loans, leases and securities are a relatively stable source of funds, while prepayments on loans, leases and securities and deposit flows are subject to significant fluctuation. We engage in trust activities through our trust department and offer annuity and mutual fund non-deposit investment products and investment and asset management services through our subsidiaries.

Available Information and Internet Website

We maintain a website with the address www.pffbancorp.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We invite you to visit our website to access, free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the "SEC"). Our corporate governance guidelines, as well as the charters of our Audit Committee, Nominating and Corporate Governance Committee and Employee Compensation and Benefits Committee, are also available on our website. In addition, you can write to us to obtain a free copy of any of this information at PFF Bancorp, 9337 Milliken Avenue, Rancho Cucamonga, California 91730, Attn: Investor Relations.

Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, annual, periodic and current reports, proxy statements and other forms must be filed with the SEC. We may also file additional SEC forms, when necessary. These reports are also available through the SEC's Public Reference Room, located at 100 F Street, N.E., Room 1580, Washington, DC 20549 and online at the SEC's website, located at www.sec.gov. Investors can obtain information about the operation of the SEC's Public Reference Room by calling (202) 551-8090.

Market Area and Competition

The banking business in California and specifically in the market area served by the Bank's full service branch offices is highly competitive. Our lending, deposit gathering and trust activities are concentrated in eastern Los Angeles, San Bernardino, Riverside and northern Orange counties. The San Bernardino and Riverside counties are commonly referred to as the "Inland Empire". We also originate loans on a wholesale basis throughout Southern California and have expanded our lending to markets outside of Southern California on a limited basis. Our deposit gathering is concentrated in the communities surrounding our full service banking branch offices.

During the fiscal years ended March 31, 2007 and 2006, our full service branch openings in Southern California were as follows:

Fiscal year ended March 31, 2007
Savings branch location	Opening date
Ontario	December 2006
Riverside	March 2007

Subsequent to March 31, 2007, we opened full service branches in Apple Valley, Palm Desert, Adelanto and Hesperia.

Fiscal year ended March 31, 2006
Savings branch location	Opening date
Riverside	May 2005
Mira Loma	September 2005

We intend to continue to open full service branches in the Inland Empire, in order to provide banking services to our customers and to expand our branch footprint in this region of Southern California. During the past four years we have opened ten new branches, including the branches we opened subsequent to March 31, 2007. We have approval to open four additional branches during the next eight-to-eighteen months in San Jacinto, Moreno Valley, Indio and Coachella, in order to meet the demand for banking services arising from the growth in the Inland Empire.

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

• Credit unions;

Many of these financial institutions are significantly larger and have greater financial resources than us and many have a statewide, regional or national presence. Our most direct competition for deposits has historically come from commercial banks and savings and loan associations. We are facing increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Our operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Our deposit flows and the costs of interest-bearing liabilities are influenced by interest rates on competing investments and general market interest rates. Our loan and lease volumes and yields on loans, leases and securities and the level of prepayments on loans, leases and securities are affected by market interest rates, as well as additional factors affecting the supply of, and demand for, housing and the availability of funds. We attempt to offset the effects of these competitive and market factors by providing borrowers with greater individual attention, customer service and a more flexible and time-sensitive underwriting, approval and funding process than they might obtain elsewhere.

To compete with other financial institutions in our primary service area, the Bank relies principally upon the following:

• Local promotional activities;	• Regional advertising;

• Extended hours on weekdays;	• Internet banking; and

• Saturday banking;	• Its Internet website, located at www.pffbank.com.

Trust and Investment Advisory Activities

Through our trust operations, we have additional fiduciary responsibilities in our capacity as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not our assets and are not included in our balance sheet. See "Notes to Consolidated Financial Statements Note 21 — Trust Operations." During April 2002, as a part of our strategy to increase fee income associated with our wealth management and advisory services, we formed Glencrest as our wholly-owned subsidiary. In addition to providing investment advice to independent third parties, Glencrest provides investment advisory services to the Bank’s trust department for which Glencrest is paid a fee. The Bank's trust department also provides fee based custody services for Glencrest. The positioning of Glencrest, as an entity with an identity separate and distinct from the Bank, enables Glencrest to more effectively market its advisory services to higher net worth individuals and institutions. Trust, investment and insurance fee income for the years ended March 31, 2007, 2006, and 2005 was $5.8 million, $4.6 million, and $4.4 million, respectively.

Lending Activities

Unless otherwise noted, the qualitative discussion of lending activities included herein refers to the Bank. We also engage in certain limited lending activities through DBS, which are discussed separately under "Subsidiary Activities-DBS". All quantitative data presented in this section includes the accounts of the Bank and DBS.

Loan and Lease Portfolio Composition. At March 31, 2007, we had total gross loans and leases outstanding of $4.71 billion, of which $1.42 billion or 30% were one-to-four family residential mortgage loans. The remainder of the portfolio consisted of $1.78 billion of construction and land loans, or 38% of total gross loans and leases; $679.5 million of commercial real estate loans, or 14% of total gross loans and leases; consumer loans of $313.2 million, or 7% of total gross loans and leases; commercial business loans and leases of $286.7 million or 6% of total gross loans and leases; and $235.4 million of multi-family mortgage loans, or 5% of total gross loans and leases. At March 31, 2007, approximately $4.28 billion or 91% of our total gross loans and leases had adjustable interest rates as noted in the following table:

Repricing Characteristic	Balance	Percent of Gross Loans and Leases
	(Dollars in thousands)
Adjustable Rates
Constant Maturity Treasury ("CMT")	$1,262,224	27%
Wall Street Journal Prime ("Prime")	2,022,914	43
11th District Cost of Funds ("COFI")	524,708	11
PFF Bank & Trust Base Rate (1)	106,586	2
Various other indices	359,351	8

Total Adjustable	4,275,783	91
Fixed Rates	435,947	9

Total gross loans and leases	$4,711,730	100%

(1) Approximates Prime

Our portfolio of adjustable rate loans and leases included approximately $1.51 billion of loans (32% of total gross loans and leases) whose rates are fixed for an initial term of three to ten years prior to transitioning to a semi-annual or annual adjustable rate loan ("hybrid ARMs"). Our hybrid ARMs are primarily indexed to the one year CMT.

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

	At March 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential:
One-to-four family (1)	$1,421,310	30.2%	$1,523,367	34.0%	$1,616,144	40.2%	$1,706,389	46.3%	$1,402,621	44.8%
Multi-family	235,424	5.0	188,257	4.2	138,417	3.4	92,247	2.5	70,544	2.3
Commercial real estate	679,526	14.4	611,247	13.7	520,912	13.0	473,381	12.9	396,776	12.7
Construction – residential including land	1,511,553	32.1	1,416,140	31.6	1,162,659	28.9	929,415	25.2	855,568	27.3
Construction – commercial	264,036	5.6	192,025	4.3	148,656	3.7	148,215	4.0	93,425	3.0
Commercial loans and leases	286,678	6.1	264,168	5.9	197,956	4.9	158,391	4.3	149,232	4.8
Consumer	313,203	6.6	281,488	6.3	237,032	5.9	177,805	4.8	160,499	5.1

Total loans and leases, gross	4,711,730	100.0%	4,476,692	100.0%	4,021,776	100.0%	3,685,843	100.0%	3,128,665	100.0%

Undisbursed loan funds	(547,516)		(596,198)		(554,497)		(504,868)		(405,908)

Net premiums on loans and leases	1,361		2,310		3,085		5,940		4,018
Deferred loan and lease origination fees, net	(3,028)		(5,104)		(4,052)		(4,659)		(3,377)
Allowance for loan and lease losses	(46,315)		(37,126)		(33,302)		(30,819)		(31,121)

Total loans and leases, net	4,116,232		3,840,574		3,433,010		3,151,437		2,692,277
Less: Loans held for sale	—		(795)		(1,466)		(2,119)		(3,327)

Loans and leases receivable, net	$4,116,232		$3,839,779		$3,431,544		$3,149,318		$2,688,950

(1)	Includes loans held for sale

Loan and Lease Maturity. The following table shows the contractual maturity of our loan and lease portfolio at March 31, 2007.

	At March 31, 2007
	One-to- Four Family	Multi- Family	Commercial Real Estate	Construction and Land	Commercial Loans and Leases	Consumer	Total Loans and Leases Receivable
	(Dollars in thousands)
Amounts due:
One year or less	$4,843	116	9,018	1,510,567	168,705	15,505	1,708,754
After one year:
More than one year to three years	235	2,183	19,411	256,336	43,452	381	321,998
More than three years to five years	667	1,819	37,172	5,677	39,081	641	85,057
More than five years to ten years	11,693	40,401	588,458	—	35,440	3,061	679,053
More than ten years to twenty years	110,396	15,752	16,128	—	—	289,296	431,572
More than twenty years	1,293,476	175,153	9,339	3,009	—	4,319	1,485,296

Total due after March 31, 2008	1,416,467	235,308	670,508	265,022	117,973	297,698	3,002,976

Total amount due	1,421,310	235,424	679,526	1,775,589	286,678	313,203	4,711,730
Add (Less):
Undisbursed loan funds	—	—	—	(547,516)	—	—	(547,516)
Net premiums on loans and leases	699	511	141	—	—	10	1,361
Deferred loan origination fees, net	2,467	(376)	(1,241)	(7,628)	(790)	4,540	(3,028)
Allowance for loan and lease losses	(715)	(649)	(2,262)	(29,326)	(12,242)	(1,121)	(46,315)

Total loans and leases, net	1,423,761	234,910	676,164	1,191,119	273,646	316,632	4,116,232
Loans held for sale	—	—	—	—	—	—	—

Loans and leases receivable, net	$1,423,761	234,910	676,164	1,191,119	273,646	316,632	4,116,232

The following table sets forth at March 31, 2007, the dollar amount of total gross loans and leases receivable contractually due after March 31, 2008, and whether such loans and leases have fixed or adjustable interest rates.

	Due after March 31, 2008
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential:
One-to-four family	$99,717	1,316,750	1,416,467
Multi-family	2,868	232,440	235,308
Commercial real estate	122,111	548,397	670,508
Construction – residential including land	—	169,552	169,552
Construction – commercial	—	95,470	95,470
Commercial loans and leases	45,833	72,140	117,973
Consumer	153,821	143,877	297,698

Total gross loans and leases receivable	$424,350	2,578,626	3,002,976

Origination, Sale, Servicing and Purchase of Loans and Leases. Our lending activities are conducted primarily by loan representatives through our 32 full service branch offices, our loan origination center in Rancho Cucamonga, California, a regional lending office in Sacramento, California and approved wholesale brokers. We originate one-to-four family first trust deed residential mortgages through brokers and internal sources while maintaining a greater focus on the origination of the Four-Cs. We also originate real estate equity-based consumer loans through wholesale brokers. All loans and leases we originate, either through internal sources or through wholesale brokers, are underwritten pursuant to our internal policies and procedures. We originate both adjustable-rate and fixed-rate loans and leases. Our ability to originate loans and leases is influenced by general economic conditions affecting housing, business and consumer activities, as well as the relative customer demand for fixed-rate or adjustable-rate loans and leases, which is affected by the current and expected future levels of interest rates.

Loan and lease originations were $2.33 billion for the fiscal year ended March 31, 2007 ("fiscal 2007") compared to $2.82 billion for the fiscal year ended March 31, 2006 ("fiscal 2006"). Originations of the Four-Cs aggregated $2.01 billion or 86% of total originations for fiscal 2007 compared to $2.38 billion or 85% of total originations for fiscal 2006. The reduced level of growth during fiscal 2007 compared to fiscal 2006 is reflective of lower demand, particularly for residential construction loans rather than any reduced emphasis on the Four-Cs. Reflecting the rising interest rate environment, the weighted average initial contract rate on total originations was 8.27% for fiscal 2007, compared to 7.04% for fiscal 2006.

It is our general policy to sell substantially all of the 15 and 30-year fixed-rate mortgage loans that we originate and retain substantially all of the adjustable-rate mortgage loans and leases that we originate. We generally retain servicing of the loans sold. At March 31, 2007, we were servicing $109.4 million of loans for others. See "Loan Servicing." When loans are sold on a servicing retained basis, we record gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights ("MSR") when loans are sold with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. MSR's are included in the balance sheet in the category "Prepaid expenses and other assets." We had a MSR asset of $294,000 as of March 31, 2007, compared to $283,000 at March 31, 2006. MSR impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. Impairment losses of $92,000, $47,000, and $96,000 were recorded during the fiscal years ended March 31, 2007, 2006 and 2005, respectively. At March 31, 2007, we did not have any mortgage loans categorized as held for sale.

To supplement loan production, based upon our investment needs and market opportunities, we engage in secondary marketing activities, including the purchase of whole or participating interests in loans, principally one-to-four family mortgages, originated by other institutions. We intend to continue to purchase loans originated by other institutions both in our primary market area and, to a limited extent, other geographic areas throughout the country, depending on market conditions. We generally purchase loans with servicing retained by the seller.

The following table sets forth our loan and lease originations, purchases, sales and principal payments for the periods indicated.

	For the Years Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Beginning balance (1)	$3,840,574	3,433,010	3,151,437
Loans and leases originated:
One-to-four family	244,925	387,282	345,999
Multi-family	72,896	47,329	46,021
Commercial real estate	200,508	265,950	164,294
Construction – residential including land	865,492	1,210,321	1,285,662
Construction – commercial	193,811	171,441	77,217
Commercial loans and leases	524,606	481,341	294,575
Consumer	228,378	254,437	243,418

Total loans and leases originated	2,330,616	2,818,101	2,457,186
Loans purchased	8,497	47,209	287,438

Sub-total	6,179,687	6,298,320	5,896,061
Less:
Principal payments	(2,095,271)	(2,383,292)	(2,378,122)
Sales of loans	(26,175)	(16,227)	(30,670)
Transfer to assets acquired through foreclosure and loans charged-off	(94)	(10,560)	(501)
Change in undisbursed loan funds	66,310	(41,701)	(49,629)
Increase in allowance for loan and lease losses	(9,189)	(3,824)	(2,483)
Other (2)	964	(2,142)	(1,646)

Total loans and leases	4,116,232	3,840,574	3,433,010
Loans held for sale, net	—	(795)	(1,466)

Ending balance loans and leases receivable, net	$4,116,232	3,839,779	3,431,544

(1)	Includes loans held for sale.
(2)	Includes net capitalization of fees and amortization of premium or accretion of discount on loans and leases.

One-to-Four Family Residential Mortgage Lending. The majority of our one-to-four family residential mortgage originations are concentrated in our primary market area. Loan originations are obtained from our loan representatives and their contacts with the local real estate industry, existing or past customers and members of the local communities. We currently offer a number of adjustable-rate mortgage loan programs with interest rates that adjust monthly, semi-annually or annually. We also offer hybrid ARMs whose initial rates are generally fixed for a period of three to ten years prior to transitioning to a semi-annual or annual adjustable rate loan. A portion of our adjustable-rate mortgage loans have introductory terms below the fully indexed rate. In underwriting such loans, we qualify the borrowers based upon the fully indexed rate. At the end of the introductory period, such loans will adjust monthly, semi-annually or annually according to their terms. Our adjustable-rate mortgage loans generally provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. We currently have a number of mortgage loan programs that may be subject to negative amortization. Negative amortization involves a greater risk because during a period of higher interest rates the loan principal may increase above the amount originally advanced, which may increase the risk of default. However, we believe that the risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules.

At March 31, 2007, the outstanding principal balances of loans subject to negative amortization totaled $346.6 million, (including $38.3 million of loans serviced by others in which we have purchased a participating interest) or 24% of total one-to-four family residential mortgage loans. Of the $346.6 million of loans subject to negative amortization, 56% or $194.1 million have negative amortization applied to the loans. At March 31, 2007, the total outstanding negative amortization on these loans was $3.3 million. The negative amortization is generally capped at 110% of the original loan amount. At March 31, 2007, loans with original maturities of over 30 years totaled $27.7 million.

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

At March 31, 2007, our one-to-four family residential mortgage loans totaled $1.42 billion. Of the $1.42 billion, 21% or $299.6 million were loans secured by non-owner-occupied investment properties and 9% or $124.0 million were loans secured by owner-occupied second homes. At March 31, 2007, 24% of our one-to-four family loans were adjustable-rate indexed to COFI, 53% were indexed to the one-year CMT, 7% were fixed rate and the remaining 16% were indexed to various other indices.

Non-owner-occupied properties, particularly those classified as investment properties, are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient cash flow to cover debt service and other operating expenses.

Multi-Family Lending. We originate multi-family mortgage loans generally secured by properties located in Southern California. Loans secured by multi-family properties are typically amortized for 25 to 30 years and have a 10-year maturity. We offer a loan plan that adjusts annually based on the one-year CMT Index plus a spread. We also offer hybrid ARMs on multi-family properties. These loans typically have an interest rate floor and a lifetime interest rate cap of five percent above the start rate. In reaching our decision on whether to make a multi-family loan, we consider a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to our current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, we generally require a debt service ratio of at least 115% on adjustable rate loans and 120% on fixed rate and hybrid ARMs. Properties securing these loans are appraised and title insurance is required on all loans.

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

Our multi-family loan portfolio at March 31, 2007 was comprised of 259 loans aggregating $235.4 million for an average loan size of $909,000. At March 31, 2007, 67% of our multi-family loans were adjustable-rate indexed to COFI, 25% were indexed to the one-year CMT, 1% were fixed rate and the remaining 7% were indexed to various other indices. Our largest multi-family loan at March 31, 2007 had an outstanding balance of $11.6 million and is secured by a 160-unit town home development located in Sparks, Nevada. Our ten largest multi-family loans at March 31, 2007, aggregated $53.7 million.

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

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties such as small office buildings or retail facilities located in Southern California. Our underwriting policies provide that permanent commercial real estate loans may be made in amounts up to 75% of the appraised value of the property. Competitive market factors have also prompted us to originate such loans with fixed rates of interest. Maturities on permanent commercial real estate loans are generally 10 years with 25 to 30 year amortization, although these loans may be made with maturities up to 30 years. Our underwriting standards and procedures are similar to those applicable to our multi-family loans, whereby we consider the net operating income of the property and the borrower's expertise, credit history and profitability. We generally require that the properties securing permanent commercial real estate loans have debt service ratios of at least 120%.

At March 31, 2007, our permanent commercial real estate loan portfolio was comprised of 552 loans aggregating $679.5 million, for an average loan size of $1.2 million. At March 31, 2007, 67% of these loans were indexed to the one-year CMT, 3% were indexed to COFI, 8% were indexed to the Monthly Average U.S. Treasury, 3% were indexed to Prime, 18% were fixed rate and 1% were indexed to various other indices. The largest commercial real estate loan in our portfolio at March 31, 2007 was $16.1 million and is secured by three multi-tenant retail/office buildings located in La Jolla, California. Our ten largest commercial real estate loans at March 31, 2007, aggregated $87.8 million.

Because payments on loans secured by permanent commercial real estate properties are often dependent upon the successful operation and management of the properties, repayment of such loans may be influenced to a great extent by conditions in the real estate market or the economy. We seek to minimize these risks through our underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

Construction and Land Lending. Our construction loans are made to finance construction of one-to-four family residential as well as commercial properties. These loans are generally indexed to Prime, have maturities of two years or less and generally include extension options of six to eighteen months upon payment of an additional fee. Our policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction of commercial properties, up to 80% for construction of multi-family properties and up to 85% for construction of one-to-four family residences. Land loans are underwritten on an individual basis, but generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less. We require an independent appraisal of the property and generally require personal guarantees. Loan proceeds are disbursed as construction progresses and as inspections warrant. Our inspectors generally visit projects twice a month to monitor the progress of construction.

We have expanded, on a selective basis, construction lending to western states other than California. Such expansion has been undertaken with developers with whom we have had long-term lending relationships. As of March 31, 2007, we had 12 construction loans outstanding for development of residential properties located in Nevada, Utah and Arizona totaling $107.3 million, $61.0 million of which was disbursed. The remainder of our construction loans for development of real estate are located in California. The largest credit exposure in the construction loan portfolio as of March 31, 2007 consists of a $39.0 million loan for the construction of converting a 126 unit apartment complex into condominiums in Glendale, California. The disbursed balance of this loan at March 31, 2007, was $38.4 million. Our ten largest construction loans at March 31, 2007, aggregated $278.6 million, $215.4 million of which was disbursed. The largest land loan in our portfolio at March 31, 2007 was a $26.7 million loan for land acquisition in Murrieta, California, which is secured by 248 acres of land and is part of a planned single-family housing community. The disbursed balance on this land loan at March 31, 2007 was $18.9 million. Our ten largest land loans at March 31, 2007 aggregated $134.3 million, $98.3 million of which was disbursed. At March 31, 2007, our construction and land loan portfolio was comprised of 389 loans aggregating $1.78 billion, for an average loan size of $4.6 million. At March 31, 2007, $1.23 billion or 69% of the total construction and land loan portfolio was disbursed.

The following table presents a breakdown of our construction and land portfolio at March 31, 2007.

Property Type	Balance Outstanding	Percent of Total Balance Outstanding	Total Commitment	Number of Loans and Leases	Average Balance Outstanding	Largest Single Commitment
	(Dollars in thousands)
One-to-four family	$571,637	46.5%	$901,981	178	$3,211	$31,700
Condominium	130,743	10.6	143,511	9	14,527	39,000
Multi-Family	29,884	2.4	44,748	6	4,981	15,300
Commercial	139,716	11.4	264,036	52	2,687	20,800
Lot development	180,041	14.7	234,497	44	4,092	26,700
Undeveloped land	176,587	14.4	186,816	65	2,717	10,900

Total	$1,228,608	100%	$1,775,589	354

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

Commercial Lending and Leases. Our lending operations include extending credit to small and medium-sized businesses. Loan products include working capital lines of credit, equipment term loans, Small Business Administration ("SBA") and other government loan guarantee programs, and contractor financing for residential housing rehabilitation.

As of March 31, 2007, our total commercial loan and lease portfolio was comprised of 1,189 credits with commitments aggregating $486.9 million, of which $286.7 million or 6% of total gross loans and leases were outstanding. At March 31, 2007, 70% of the commercial loans outstanding were indexed to Prime, 17% were fixed rate and the remaining 13% were indexed to various indices. At March 31, 2007, the largest amount of commercial loans outstanding to one borrower was $55.2 million to a company that forms and operates professional services partnerships. The loans to this borrower are secured by the underlying property and equipment of the business. The second largest extension of commercial credits to one borrower was $31.5 million to a company that provides lease financing to a diverse portfolio of businesses located throughout the United States. The loans to this borrower are secured by an assignment of the individual leases and underlying equipment. Our ten largest commercial credits at March 31, 2007 aggregated $174.4 million.

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

We offer lease products that are, at the present time, originated on our behalf by leasing companies and either funded directly by us or purchased from the leasing companies subsequent to funding. In these transactions we recognize income using the effective interest method applied to the amount we pay for the lease. Each of these transactions must satisfy our underwriting standards for creditworthiness. The originating leasing company remains the legal owner of the leased equipment and pledges its interest in the equipment to further secure the transaction. At March 31, 2007, our lease portfolio was comprised of 63 leases, aggregating $4.7 million, for an average lease size of $75,000.

The following table presents a by-industry breakdown of our commercial lending and leasing portfolio at March 31, 2007.

Industry	Balance Outstanding	Percent of Total Balance Outstanding	Total Commitment	Number of Loans and Leases	Average Balance Outstanding	Largest Single Commitment
	(Dollars in thousands)
Real estate, rental and leasing	$107,325	37%	$214,319	169	$635	$33,000
Finance and insurance	12,377	4	16,375	98	126	3,693
Construction	90,066	31	147,494	248	363	27,000
Professional, scientific and technical services	33,910	12	46,895	188	180	17,515
Manufacturing	6,825	2	8,425	88	78	1,000
Wholesale trade	5,423	2	10,640	61	89	2,200
Retail trade	2,842	1	5,444	52	55	600
Health care and social assistance	13,658	5	20,671	114	120	2,000
Transportation, communication and utilities	975	<1	1,121	37	26	138
Other services	13,277	5	15,502	134	99	7,000

Total	$286,678	100%	$486,886	1,189

Consumer Lending. We offer both fixed-rate equity loans and adjustable rate equity lines of credit secured by one-to-four family residences made primarily on properties located in our primary market area. Loan originations are generated by our loan representatives and approved mortgage brokers. Consumer loans are underwritten and approved on the basis of the applicant's ability to pay, as well as past credit history. A lien on the property is generally taken as an abundance of caution.

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

At March 31, 2007, our total consumer loan portfolio was $313.2 million, composed of $196.1 million in home equity lines of credit and $117.1 million in secured and unsecured personal loans and lines of credit. At March 31, 2007, 49% of these loans were indexed to Prime, 49% were fixed rate, 1% were indexed to COFI and 1% were indexed to various other indices.

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

Bank Loan Approval Authority
Loan Type	Up to $499,999	Up to $999,999	$1.0 million to $9,999,999	$10.0 million or Greater
Mortgage loans and leases	Bank's Staff Underwriters	Major Loan Manager, Chief Executive Officer, Chief Operating Officer/Chief Financial Officer, Chief Lending Officer or certain Departmental Managers	Management Loan Committee	LOARC
Loan Type	Up to $250,000	Up to $999,999	$1.0 million to $4,999,999	$5.0 million or Greater
Commercial Business Loans	Bank's Staff Underwriters	Commercial Credit Administrator or Chief Lending Officer	Management Loan Committee	LOARC
Loan Type	Up to $499,999	Up to $999,999	$1.0 million or Greater
Consumer Loans (Real Estate)	Bank's Staff Underwriters	Major Loan Manager, Chief Executive Officer, Chief Operating Officer/Chief Financial Officer, Chief Lending Officer, or certain Departmental Managers	LOARC
Loan Type	Up to $50,000	$50,000 or Greater
Consumer Loans (non-real estate)	Bank's Staff Underwriters and certain Departmental Managers	Major Loan Manager, Chief Executive Officer, Chief Operating Officer/Chief Financial Officer or Chief Lending Officer or Management Loan Committee

The Bank will not make loans and leases to one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans and leases to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At March 31, 2007, the Bank's limit on loans and leases to one borrower was $64.2 million. At March 31, 2007, the Bank's largest credit exposure to one borrower was $62.5 million comprised of a one-to-four family loan, four commercial real estate loans and 106 commercial business loans. The Bank's ten largest borrowers account for 341 loans aggregating $513.8 million.

Loan Servicing. During the normal course of business, we originate and service loans. Additionally, we also sell loans or participating interests in loans to others, which we also continue to service. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain borrower insurance and tax payments are made and generally administering the loans. All of the loans currently being serviced for others are loans that we have sold. At March 31, 2007, we were servicing $109.4 million of loans for others. We do not purchase servicing rights related to mortgage loans originated by other institutions.

Delinquencies and Classified Assets. The LOARC generally performs a monthly review of loans and leases ninety days or more past due. In addition, management reviews on an ongoing basis all loans and leases 15 or more day's delinquent. The procedures we take with respect to delinquencies vary depending on the nature of the loan and period of delinquency. For mortgage loans and leases, we generally send the borrower a written notice of non-payment 15 days after the loan or lease is first past due. In the event payment is not received, additional letters and phone calls are generally made. If the loan is still not brought current and it becomes necessary for us to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, we will commence foreclosure proceedings against the real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we generally take possession of the real property or asset securing the loan ("foreclosed asset") and subsequently sell the foreclosed asset.

For commercial business loans, we conduct an ongoing review of all loans 15 or more days delinquent. The procedures we undertake with respect to delinquencies may vary depending on the nature of the loan, the period of delinquency, and the quality of collateral or guaranties. We generally send the borrower a notice of non-payment within 15 days after the due date and subsequent notices thereafter. In the event that payment is not received, the responsible loan officer contacts the borrower directly and may notify guarantors and grantors of collateral that the loan is delinquent. The loan officer may review the loan documentation and secure additional collateral or sources of repayment. Delinquent loans and leases may be classified as other than a "Pass" credit, in order to provide management visibility, periodic reporting, and appropriate reserves. Legal recourse is considered and promptly undertaken if alternate repayment sources cannot be identified.

Allowance for Loan and Lease Losses ("ALLL"). We evaluate the adequacy of the ALLL quarterly for the purpose of maintaining an appropriate allowance to provide for losses inherent in the loan and lease portfolio. A key component to the evaluation is the internal asset review process.

The Internal Asset Review Department ("IARD") conducts independent reviews to evaluate the credit risk and quality of our assets. The IARD reports to the Internal Asset Review Committee ("IARC"). The IARC is chaired by the IAR Manager and includes the Bank's Chief Risk Officer, Credit Risk Officer, General Counsel, Controller, Chief Appraiser, and Loan Service Manager. The Bank's Chief Executive Officer, Chief Operating Officer/Chief Financial Officer and Chief Lending Officer may attend as non-voting members. The IARC meets quarterly to review the recommendations from the IARD for asset classifications and valuation allowances. The IARD also reports quarterly to the LOARC regarding overall asset quality, the adequacy of valuation allowances, and adherence to policies and procedures regarding asset classification and valuation.

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

•

An asset classified Doubtful has all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Doubtful is considered to be a temporary classification until resolution of pending weakness issues enables the potential for loss to be more clearly evaluated.

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

The table below summarizes the ranges of basis point factors that we use for arriving at our GVA for each of our loan categories.

	Basis Point Allocations Used in Arriving at GVA
Loan Type	Pass	Special Mention	Substandard	Doubtful
One-to-four family	4-229	150-1500	300-2,500	5,000
Multi-family	2-103	200	500	5,000
Commercial real estate	3-132	300	600	5,000
Construction and land	4-161	500	1,200	5,000
Commercial loans and leases	13-350	600-700	1,350-1,550	5,000
Consumer	225-1,000	2,000	4,000	5,000

The GVA also includes an allocation for large borrower risk. We have a number of borrowers who, individually or in the aggregate, have large lending relationships with us – defined as aggregating $10.0 million or more for construction loans and $5.0 million or more for commercial business loans. Large borrower risk for other loan portfolios (i.e. commercial real estate and multifamily) is determined to be negligible as we have a very limited number of large borrower relationships (i.e. $10 million or more). Because of the risk inherent in large lending relationships, if one loan should default or show material weaknesses it can adversely affect the borrower's ability to perform on other indebtedness to us. Utilizing the above aggregate balance thresholds for the March 31, 2007 ALLL analysis, we had 56 construction loan borrowers with aggregate committed balances averaging $24.6 million per borrower and 18 commercial business borrowers with aggregate outstanding balances averaging $14.4 million per borrower. Based upon the inherent loss potential from such concentrations of loans to individual borrowers, we applied a probable loss factor to these multiple borrower relationships in determining an appropriate level of GVA. This methodology resulted in the inclusion of $8.1 million applicable to large borrower risk in our March 31, 2007 ALLL.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

	For the Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Beginning balance	$37,126	33,302	30,819	31,121	31,359
Provision for loan and lease losses	9,720	6,395	2,654	2,725	4,840
Charge-offs:
Real estate:
One-to-four family	—	(106)	—	(194)	(69)
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	(2,100)	—	—	—
Commercial loans and leases	(562)	(177)	(532)	(3,584)	(4,978)
Consumer	(336)	(513)	(510)	(489)	(692)

Total	(898)	(2,896)	(1,042)	(4,267)	(5,739)
Recoveries	367	325	871	1,240	661

Ending balance	$46,315	37,126	33,302	30,819	31,121

Allowance for loan and lease losses as a percent of gross loans and leases	0.98%	0.83	0.83	0.84	0.99
Net charge-offs to average gross loans and leases outstanding	0.01%	0.06	0.01	0.09	0.19
Non-performing loans as a percent of gross loans and leases	0.24%	0.03	0.30	0.37	0.59

We have experienced a low historical loss rate in our loan portfolio. Our historical net charge-offs as a percentage of average gross loans and leases outstanding were 0.01% for fiscal 2005, 0.06% for fiscal 2006 and 0.01% for fiscal 2007.

Our ratio of allowance for loan and lease losses as a percent of gross loans and leases increased to 0.98% for March 31, 2007 from 0.83% for March 31, 2005 and 2006. This increase was primarily due to classified assets increasing from $16.6 million at March 31, 2006 to $51.5 million at March 31, 2007, as a result of two construction loans; a $31.7 million tract construction loan located in Palm Desert, California and our $8.9 million interest in a $43.0 million loan located in Scottsdale, Arizona. See “Delinquencies and Classified Assets.” We will continue to monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition and other factors.

In determining the amount of the GVA, we stratify our loan portfolio into approximately 100 segments based upon factors such as loan type and internal classification. Each of these segments is assigned a separate probable loss factor.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS who can order the establishment of additional loss allowances. The OTS in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLL. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. The policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish an acceptable allowance evaluation process that meets the objectives set forth in the policy statement. While the Bank believes that it has established an adequate ALLL, there can be no assurance that regulators, in reviewing the Bank's loan and lease portfolio, will not request the Bank to materially increase its ALLL, thereby negatively affecting the Bank's financial condition and results of operations. Although management believes that an adequate ALLL has been established, further additions to the level of ALLL may become necessary.

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

At March 31, 2007 and 2006, assets classified as Special Mention aggregated $37.4 million and $52.1 million, respectively, on which there were no SVAs. The main components of assets criticized as Special Mention at March 31, 2007 were 9 residential tract construction loans with balances outstanding totaling $35.6 million.

At March 31, 2007, assets classified Substandard aggregated $51.5 million, net of specific allowances of $685,000, compared to $16.6 million, net of specific allowances of $27,000 at March 31, 2006. At March 31, 2007 and 2006, there were no assets classified as Doubtful or Loss. The increase in Substandard assets during fiscal 2007 was primarily due to two construction loans; a $31.7 million tract construction loan located in Palm Desert, California and our $8.9 million interest in a $43.0 million loan located in Scottsdale, Arizona. The tract construction loan in Palm Desert is not past due, however, slower than anticipated sales and lower property valuations warranted the classification. The property securing the condominium conversion construction loan located in Scottsdale, Arizona is being marketed by the lead lender and the Bank has placed the loan on nonaccrual status and established a specific valuation allowance totaling $450,000 based upon the estimated fair value of the property.

During fiscal 2007, the residential real estate market in the Inland Empire has slowed. We continue to utilize early intervention and flexibility in restructuring some troubled loans with borrowers, rather than foreclosing on the underlying properties. See "Non-Accrual, TDRs and Past-Due Loans."

The composition of assets classified Substandard at March 31, 2007 and 2006 is set forth on the following page.

	At March 31, 2007
	Loans and Leases			Foreclosed Assets			Total Substandard Assets
	Gross Balance	Net Balance (1)	Number of Loans and Leases	Gross Balance	Net Balance (1)	Number of Loans	Gross Balance	Net Balance (1)	Number of Loans and Leases
	(Dollars in thousands)
Real estate:
Residential:
One-to-four family	$1,349	$1,313	6	$—	$—	—	$1,349	$1,313	6
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Construction – residential including land	40,576	40,126	2	—	—	—	40,576	40,126	2
Construction – commercial	—	—	—	—	—	—	—	—	—

Sub-total	41,925	41,439	8	—	—	—	41,925	41,439	8
Commercial loans and leases	9,540	9,472	20	—	—	—	9,540	9,472	20
Consumer	766	635	15	—	—	—	766	635	15

Total	$52,231	$51,546	43	$—	$—	—	$52,231	$51,546	43

	At March 31, 2006
	Loans and Leases			Foreclosed Assets			Total Substandard Assets
	Gross Balance	Net Balance (1)	Number of Loans and Leases	Gross Balance	Net Balance (1)	Number of Loans	Gross Balance	Net Balance (1)	Number of Loans and Leases
	(Dollars in thousands)
Real estate:
Residential:
One-to-four family	$595	$595	4	$—	$—	—	$595	$595	4
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Construction – residential including land	—	—	—	8,728	8,728	1	8,728	8,728	1
Construction – commercial	—	—	—	—	—	—	—	—	—

Sub-total	595	595	4	8,728	8,728	1	9,323	9,323	5
Commercial loans and leases	7,212	7,184	35	—	—	—	7,212	7,184	35
Consumer	114	114	8	—	—	—	114	114	8

Total	$7,921	$7,893	47	$8,728	$8,728	1	$16,649	$16,621	48

(1)	Net balances are reduced for specific loss allowances established against substandard loans, leases and foreclosed assets.

Non-Accrual, Troubled Debt Restructurings ("TDR") and Past-Due Loans. The table on the next page sets forth information regarding non-accrual loans and leases, assets acquired through foreclosure and TDR loans. At March 31, 2007, there were no leases that were on non-accrual status or classified as TDR.

Non-accrual loans and leases totaled $11.4 million or 0.24 percent of gross loans at March 31, 2007 as compared to $1.1 million or 0.03 percent of gross loans at March 31, 2006. The non-accrual loan balance of $11.4 million as of March 31, 2007 primarily consists of our $8.9 million portion of the $43.0 million construction loan located in Scottsdale, Arizona.

During fiscal 2007, we sold the $8.7 million property that was classified in assets acquired through foreclosure at March 31, 2006 for a $355,000 gain. This property was a 20 home development in Murrieta, California which had been placed into receivership in December 2005. The receiver was appointed to oversee the completion of this property, on which we had a loan of $10.3 million and a specific valuation allowance of $2.1 million. This loan had been on non-accrual status since July 2002 when a dispute arose between the developer and the third party equity provider. Upon appointment of the receiver, the $2.1 million specific valuation allowance was charged-off and the resulting $8.2 million net loan balance was transferred to assets acquired through foreclosure, net. Subsequent to the transfer of the 20 home development project to assets acquired through foreclosure, we capitalized $525,000 of advances on the property. At March 31, 2006, the carrying value of the 20 home development project, classified in assets acquired through foreclosure, net, totaled $8.7 million.

It is our policy to cease accruing and to establish an allowance for all previously accrued but unpaid interest on loans and leases 90 days or more past due unless circumstances warrant doing so earlier. For the years ended March 31, 2007, 2006, 2005, 2004 and 2003, the amount of interest income that would have been recognized on non-accrual loans and leases, if such loans had continued to perform in accordance with their contractual terms, was $320,000, $581,000, $788,000, $939,000 and $1.0 million, respectively, none of which was recognized.

During the years ended March 31, 2007 and 2006, our average investment in impaired loans and leases was $2.2 million and $7.6 million, respectively. Interest income recorded under the accrual method during these periods was $100,000 and $139,000, respectively.

The following table sets forth the non-accrual loans and leases, foreclosed assets, classified assets and TDRs in our loan portfolio as of the dates indicated.

	At March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans and leases:
Residential real estate:
One-to-four family	$1,349	595	1,738	1,728	2,776
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land (1) (2) (3)	8,876	—	9,977	9,811	11,680
Commercial business loans and leases (2) (4)	430	421	216	1,644	3,513
Consumer	766	114	273	453	603

Total	11,421	1,130	12,204	13,636	18,572
Assets acquired through foreclosure, net (5)	—	8,728	—	683	75

Non-performing assets	$11,421	9,858	12,204	14,319	18,647

Performing TDR loans, net (1) (6)	$—	—	2,150	2,688	3,729

Non-performing TDR loans, net (2) (6)	$—	—	7,227	7,388	—

Classified assets, gross (7)	$66,528	21,537	31,505	34,620	43,099
Allowance for loan and lease losses as a percent of gross loans and leases receivable	0.98%	0.83	0.83	0.84	0.99
Allowance for loan and lease losses as a percent of total non-performing loans (8)	405.52	3,285.49	272.88	226.01	167.57
Non-performing loans as a percent of gross loans and leases receivable (8)	0.24	0.03	0.30	0.37	0.59
Non-performing assets as a percent of total assets (8)	0.25	0.23	0.31	0.39	0.59

(1)	At March 31, 2003, the $3.7 million in performing TDRs represents the remaining balance on the 296 unit construction loan on the residential development project, located in Castaic, California. At March 31, 2004, the $2.7 million in performing TDRs represents two commercial business loans totaling $4.1 million, net of SVA's of $1.5 million and a second mortgage on a single-family residential home totaling $43,000, net of an SVA of $24,000. At March 31, 2005, the $2.2 million in performing TDR's represents two commercial business loans with no SVA.
(2)	At March 31, 2004, two loans totaling $7.4 million are reported as non-performing TDR loans and as non-accrual loans, which consists of the $7.3 million loan, net of SVA of $2.5 million, on the construction project located in Murrieta, California and a commercial business loan for $76,000. At March 31, 2005, the only non-performing TDR is the Murrieta loan, at $7.2 million, net of SVA of $2.8 million.
(3)	At March 31, 2007, non-performing loans consists of our $8.9 million portion of a $43.0 million construction loan, net of an SVA of $450,000, located in Scottsdale, Arizona.
(4)	There were $79,000 of non-performing leases as of March 31, 2006.
(5)	Assets acquired through foreclosure are shown net of related charge-offs.
(6)	There were no leases that were classified as a TDR for any of the periods presented.
(7)	Includes committed but undisbursed loan balances.
(8)	Non-performing assets consist of non-performing loans and assets acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans and leases.

The following table sets forth delinquencies in our loan and lease portfolio as of the dates indicated.

	At March 31, 2007				At March 31, 2006
	60-89 Days		90 Days or More(1)		60-89 Days		90 Days or More(1)
	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases
	(Dollars in thousands)
One-to-four family	—	$—	6	$1,349	2	$422	4	$595
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Construction – residential including land	—	—	1	8,876	—	—	—	—
Construction – commercial	—	—	—	—	—	—	—	—
Commercial loans and leases	—	—	6	430	—	—	12	421
Consumer	1	237	13	766	1	32	8	114

Total	1	$237	26	$11,421	3	$454	24	$1,130

	At March 31, 2005
	60-89 Days		90 Days or More(1)
	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases
	(Dollars in thousands)
One-to-four family	1	$112	8	$1,738
Multi-family	—	—	—	—
Commercial real estate	—	—	—	—
Construction – residential including land	—	—	1	9,977
Construction – commercial	—	—	—	—
Commercial loans and leases	—	—	3	216
Consumer	2	57	11	273

Total	3	$169	23	$12,204

(1)	Loans 90 days or more past due are included in non-accrual loans and leases. See "Lending Activities—Non-Accrual, TDRs and Past Due Loans."

The following tables set forth the amount of our allowance for loan and lease losses, the percent of allowance for loan and lease losses to total allowance and the percent of gross loans and leases to total gross loans and leases in each of the categories listed at the dates indicated.

	At March 31,
	2007			2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loan and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases
	(Dollars in thousands)
One-to-four family	$715	1.5%	30.2%	$679	1.8%	34.0%	$432	1.3%	40.2%
Multi-family	649	1.4	5.0	502	1.4	4.2	106	0.3	3.4
Commercial real estate	2,262	4.9	14.4	1,613	4.3	13.7	1,236	3.7	13.0
Construction – residential including land	27,201	58.8	32.1	19,617	52.9	31.6	19,011	57.1	28.9
Construction – commercial	2,125	4.6	5.6	1,501	4.0	4.3	1,176	3.5	3.7
Commercial loans and leases	12,242	26.4	6.1	12,242	33.0	5.9	10,434	31.4	4.9
Consumer	1,121	2.4	6.6	972	2.6	6.3	907	2.7	5.9

Total allowance for loan and lease losses	$46,315	100.0%	100.0%	$37,126	100.0%	100.0%	$33,302	100.0%	100.0%

	At March 31,
	2004			2003
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases
	(Dollars in thousands)
One-to-four family	$415	1.4%	46.4%	$578	1.8%	44.9%
Multi-family	39	0.1	2.5	121	0.4	2.3
Commercial real estate	1,558	5.1	12.8	1,152	3.7	12.7
Construction – residential including land	17,552	56.9	25.2	15,736	50.6	27.3
Construction – commercial	1,011	3.3	4.0	535	1.7	3.0
Commercial loans and leases	9,510	30.8	4.3	12,199	39.2	4.7
Consumer	734	2.4	4.8	800	2.6	5.1

Total allowance for loan and lease losses	$30,819	100.0%	100.0%	$31,121	100.0%	100.0%

Assets Acquired Through Foreclosure

If we foreclose on an asset, it is initially recorded at fair value. Subsequent to foreclosure, we periodically perform valuations and the assets are carried at the lower of cost or estimated fair value less costs of disposition. Valuation adjustments to foreclosed assets are recorded through a specific valuation allowance to "assets acquired through foreclosure, net," on our balance sheet and a charge to "foreclosed asset operations" on our income statement. It is our policy to obtain an appraisal on all foreclosed assets at the time of possession. At March 31, 2007, we had no foreclosed assets. The $8.7 million foreclosed assets at March 31, 2006 represented the 20 home development in Murrieta (see “Item 1-Business Lending activities - Non-accrual, TDRs and Past Due Loans”).

The following table sets forth certain information with regard to our assets acquired through foreclosure.

	At March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Assets acquired in settlement of loans	$—	8,728	—	889	75
Allowance for losses	—	—	—	(206)	—

Total assets acquired through foreclosure, net	$—	8,728	—	683	75

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

Our holding company investment powers are substantially broader than those permitted for the Bank. The holding company's investment policy as established by our Board of Directors, while generally consistent with that of the Bank, permits us to invest in equity securities and non-rated corporate debt obligations. Unlike the securities comprising the Bank's investment portfolio, which by their nature present little risk of loss of principal or interest, the holding company's equity and non-rated corporate debt investments are subject to partial or complete diminution in market value upon the occurrence of adverse economic events affecting the issuers of the securities. At March 31, 2007, we had $150,000 in equity investments in our investment securities portfolio. The remainder of the $221.4 million investment securities portfolio consisted of investment grade corporate and U.S. Treasury and agency securities.

At March 31, 2007, our MBS portfolio consisted of the following categories:

MBS Category	Carrying Value	Percentage of Portfolio
	(Dollars in thousands)
One year CMT (1)	$73,560	39.4%
U.S Treasury	38,703	20.8
One year LIBOR	34,925	18.7
Fixed rate (seasoned)	11,025	5.9
Six month LIBOR	17,413	9.3
Three month LIBOR	10,981	5.9

Total	$186,607	100.0%

(1) Includes hybrid ARMs of $32.2 million.

All of our MBS are insured or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

Investments in MBS involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At March 31, 2007, the aggregate net premium associated with our MBS portfolio was $1.3 million or less than 1 percent of the aggregate unpaid principal balance on the portfolio. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

We evaluate all of our securities on an individual basis no less frequently than quarterly for "other-than-temporary" impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. At March 31, 2007, we determined that there was no other-than-temporary impairment of any of our securities.

The following table sets forth certain information regarding the carrying and fair values of our mortgage-backed securities at the dates indicated.

	At March 31,
	2007		2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$27,598	27,598	48,137	48,137	40,547	40,547
FHLMC	63,957	63,957	76,034	76,034	99,769	99,769
FNMA	95,052	95,052	105,299	105,299	110,638	110,638

Total available-for-sale	$186,607	186,607	229,470	229,470	250,954	250,954

The following table sets forth certain information regarding the carrying and fair values of our investment securities at the dates indicated.

	At March 31,
	2007		2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Held-to-maturity:
U.S. government and federal agency obligations	$6,712	6,646	6,724	6,567	6,736	6,647

Total held-to-maturity	6,712	6,646	6,724	6,567	6,736	6,647

Available-for-sale:
Corporate debt securities	27,917	27,917	59,942	59,942	60,042	60,042
Equity securities:
Direct	150	150	150	150	1,896	1,896
Mutual funds	—	—	—	—	—	—

Total available-for-sale	28,067	28,067	60,092	60,092	61,938	61,938

Total	$34,779	34,713	66,816	66,659	68,674	68,585

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of our mortgage-backed securities and investment securities as of March 31, 2007. The table presented represents stated final maturities and does not reflect scheduled principal payments.

	At March 31, 2007
	One Year or less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Mortgage-backed securities:
Available-for-sale:
GNMA	$—	—%	$—	—%	$—	—%	$27,598	4.95%	$27,598	4.95%
FHLMC	—	—	19	9.42	—	—	63,938	4.66	63,957	4.66
FNMA	58	6.64	284	7.35	10,055	4.47	84,655	4.70	95,052	4.68

Total mortgage-backed securities	$58	6.64%	$303	7.48%	$10,055	4.47%	$176,191	4.72%	$186,607	4.71%

Investment securities:
Held-to-maturity:
U.S. government and federal agency obligations	$—	—%	$6,712	3.43%	$—	—%	$—	—%	$6,712	3.43%

Total held-to-maturity	—	—	6,712	3.43	—	—	—	—	6,712	3.43

Available-for-sale:
Corporate debt securities	24,937	5.02	—	—	—	—	2,980	6.40	27,917	5.16
Equity securities:
Direct	—	—	—	—	—	—	150	—	150	—

Total available-for-sale	24,937	5.02	—	—	—	—	3,130	6.09	28,067	5.14

Total investment securities	$24,937	5.02%	$6,712	3.43%	$—	—%	$3,130	6.09%	$34,779	4.81%

The yields on U.S. government and agency obligations are not reported on a tax equivalent basis. U.S. government and federal agency obligations remained unchanged at $6.7 million, between the fiscal years ended 2007 and 2006.

Sources of Funds

General. Our source of funds for lending, investing and other general purposes is deposits, loan and securities repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances and other borrowings, junior subordinated debentures and a promissory note.

Deposits. We rely on our 32 full service branch network to offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of passbook accounts, interest-bearing and non-interest bearing demand accounts, money market savings accounts (collectively "core deposits") and certificate accounts. The terms of the fixed-rate certificate accounts we offer vary from 90 days to 71 months. We establish offering rates on a weekly basis. Once an account is established, additional deposits are generally not permitted into the fixed-rate accounts. We presently offer a variable rate certificate whose rate is indexed to the one year CMT and on which additions are permitted. We also offer a step-up certificate account that permits additions and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. At March 31, 2007, we had $1.46 billion of certificate accounts maturing in less than one year. We expect to retain a substantial portion of these maturing deposits. Our deposits are obtained predominantly from the areas in which our branch offices are located and we rely primarily on customer service and long-standing relationships with our customers to attract and retain these deposits.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Net cash inflows	$135,831	263,968	242,220
Interest credited on deposit accounts	98,505	57,404	38,671

Total increase in deposit accounts	$234,336	321,372	280,891

At March 31, 2007, we had $934.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$528,144	5.18%
Over three through six months	195,312	5.11
Over six through 12 months	141,181	5.09
Over 12 months	69,525	4.60

Total	$934,162	5.11%

The following table sets forth the distribution of our average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended March 31,
	2007			2006			2005
	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield
	(Dollars in thousands)
Non-interest bearing demand	$279,231	8.9%	—%	$288,025	10.2%	—%	$249,622	9.6%	—%
Interest-bearing demand	348,506	11.0	0.48	443,166	15.7	0.58	526,667	20.3	0.72
Passbook	149,146	4.7	0.42	170,869	6.0	0.32	170,493	6.6	0.30
Money market savings	854,269	27.0	3.67	865,202	30.6	2.44	742,246	28.7	1.63

Total core deposits	1,631,152	51.6	2.06	1,767,262	62.5	1.37	1,689,028	65.2	0.97

Certificate accounts:
Variable-rate certificates of deposit	77,520	2.5	5.58	49,209	1.7	4.20	5,711	0.2	2.56
Step-up certificates of deposit	19,434	0.6	3.67	39,324	1.4	2.30	95,309	3.7	1.77
Less than 6 months	88,946	2.8	4.85	39,379	1.4	2.90	42,132	1.6	1.15
6 through 11 months	631,472	20.0	5.34	268,533	9.5	3.50	136,426	5.3	1.68
12 through 23 months	454,024	14.4	5.04	317,599	11.2	3.30	262,126	10.1	1.85
24 through 47 months	77,151	2.4	4.11	131,561	4.7	3.20	160,278	6.2	3.02
48 months or greater	180,431	5.7	4.63	214,016	7.6	4.40	200,722	7.7	4.62

Total certificate accounts	1,528,978	48.4	4.76	1,059,621	37.5	3.53	902,704	34.8	2.61

Total average deposits	$3,160,130	100.0%	3.37%	$2,826,883	100.0%	2.18%	$2,591,732	100.0%	1.54%

The following table presents, by various rate categories, the periods to maturity of the certificate accounts outstanding at March 31, 2007 and the amount of certificate accounts outstanding at the dates indicated.

	Period to Maturity from March 31, 2007						March 31,
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	2007	2006	2005
	(Dollars in thousands)
0.00 through 4.00%	$79,030	17,711	14,417	4,122	161	—	115,441	532,254	760,002
4.01 through 5.00%	354,133	18,438	31,686	6,419	16,623	604	427,903	757,788	120,619
5.01 through 6.00%	1,019,014	8,128	2,792	681	5,924	589	1,037,128	77,403	63,090
6.01 through 7.00%	3,185	—	—	—	—	—	3,185	74	7,232

Total	$1,455,362	44,277	48,895	11,222	22,708	1,193	1,583,657	1,367,519	950,943

FHLB Advances and Other Borrowings. We utilize FHLB advances and reverse repurchase agreements as alternative sources of funds to retail deposits. These borrowings are collateralized by securities and, in the case of certain FHLB advances, certain of our mortgage loans and secondarily by our investment in the capital stock of the FHLB. See "Regulation and Supervision—Federal Home Loan Bank System." The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateralization requirements. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account. At and during the years ended March 31, 2006 and 2007, we had no outstanding reverse repurchase agreements. The use of reverse repurchase agreements involves the risk that between the dates of "sale" and subsequent repurchase, a decline in the market value of the underlying security may require the sale of additional securities to the counterparty to the reverse repurchase agreement.

At March 31, 2007, we had outstanding FHLB advances of $720.0 million at a weighted average cost of 5.30%. The original terms of the FHLB advances outstanding at March 31, 2007 ranged from 3 days to 10 years. As of March 31, 2007 the Bank had maximum unused borrowing capacity from the FHLB of San Francisco of $1.08 billion. Based upon pledged collateral in place, the available borrowing capacity was $605.2 million at March 31, 2007. We expect to continue to utilize FHLB advances and to a much lesser degree reverse repurchase agreements as secondary sources of funds to balance the differential net cash flows arising from loan, securities and deposit activities.

In the past, we have used putable borrowings (primarily FHLB advances). Under the putable advance program, in exchange for a favorable interest rate on the borrowing, we granted to the FHLB an option to "put" the advance back to us at specified quarterly "put" dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, we obtained funds below the cost of non-putable FHLB advances, which had fixed maturities between the first "put" date and the final maturity date of the putable advance. In exchange for this favorable funding rate, we are exposed to the risk that the advance is "put" back to us following an increase in the general level of interest rates causing us to initiate a new borrowing at a less advantageous cost. Our use of putable advances allowed us to extend the term to maturity and initial "put" dates of our funding in connection with increased investment in hybrid and balloon MBS products. We have not initiated any new putable advances since May 1998. At March 31, 2007, only one putable borrowing in the amount of $15.0 million remains outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management."

Promissory Note – We have an unsecured revolving line of credit in the amount of $65.0 million, which was entered into by the Bancorp with a commercial bank. Subsequent to March 31, 2007, the unsecured line of credit with the commercial bank was increased to $75.0 million. This line of credit has an adjustable interest rate of one month LIBOR plus 175 basis points, and a 365 day term. The available balance of the $65.0 million line of credit was $9.7 million at March 31, 2007. This line of credit contains the following covenants; (i) non-performing loans to total loans must not exceed 1.25%, (ii) minimum return on average assets must meet or exceed 1 percent (iii) the Bank must maintain "Well Capitalized" status, (iv) the Company must maintain a compensating demand deposit account balance of at least $1.3 million at the commercial bank. The Company is in compliance with the covenants of this line of credit.

Junior Subordinated Debentures – We established two unconsolidated special purpose trusts in fiscal 2005 and 2006 for issuing floating rate trust preferred securities ("Capital Securities") to outside investors. The two unconsolidated special purpose trusts are PFF Bancorp Capital Trust I ("Trust I") and PFF Bancorp Capital Trust II ("Trust II"), are Delaware statutory trusts. The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof, together with the proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated debentures issued by the Bancorp.

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

The floating rate junior subordinated debentures have terms identical to those of the Capital Securities. The proceeds from the issuance of the junior subordinated debentures are being used as a funding vehicle for DBS as well as for general corporate purposes. At March 31, 2007, we had $56.7 million of junior subordinated debentures outstanding.

The following table sets forth certain information regarding our borrowed funds at or for the periods ended on the dates indicated.

	At or for the Years Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$851,186	710,267	827,035
Maximum amount outstanding at any month-end during the year	947,000	811,000	985,000
Amount outstanding at year end (1)	720,000	795,000	757,500
Average interest rate:
For the year	5.08%	3.35	2.05
At year end	5.30	4.44	2.52

Reverse repurchase agreements:
Average amount outstanding during the year	$—	—	1,688
Maximum amount outstanding at any month-end during the year	—	—	4,470
Amount outstanding at year end	—	—	—
Average interest rate:
For the year	—%	—	1.87
At year end	—	—	—

Promissory note:
Average amount outstanding during the year	$34,013	12,526	3,517
Maximum amount outstanding at any month-end during the year	55,300	28,078	11,923
Amount outstanding at year end	55,300	27,000	11,923
Average interest rate:
For the year	7.12%	7.30	7.10
At year end	7.07	6.39	7.00

Junior subordinated debentures:
Average amount outstanding during the year	$56,702	44,839	15,509
Maximum amount outstanding at any month-end during the year	56,702	56,702	30,928
Amount outstanding at year end	56,702	56,702	30,928
Average interest rate:
For the year	6.23%	6.01	6.13
At year end	7.22	6.63	5.05

(1)	Included in the balance of FHLB advances outstanding at March 31, 2007, 2006 and 2005 is a putable borrowing of $15.0 million bearing interest at 5.39%. The maturity date for this borrowing is February 12, 2008, with quarterly put dates from May 12, 2007 through the final maturity date.

Subsidiary Activities

Diversified Builder Services, Inc. was incorporated in California on February 25, 2003, and commenced operations in April 2003 as a wholly owned subsidiary of the Bancorp. DBS is a provider of financing services, including real estate consulting services, property entitlement, surety bond placement, loan and equity placement and opportunity and mezzanine lending to home builders, commercial property owners and land developers. While these loans are sound in terms of loan profile, they typically have a higher degree of risk associated with them for which we are paid a commensurately higher rate as they cannot be originated by the Bank, usually due to short time frames under which underwriting and approval must take place or advance rates above those at which the Bank can lend. The Managing Director of DBS is the former head of the Bank's Major Loan Department and we have a long standing relationship with the majority of the borrowers with whom DBS does business. The typical DBS loans have a term of three-to-six months with the potential for additional extensions of up to an additional twelve months upon payment of additional fees. All loans have a designated source of repayment. All loans include personal guarantees from principals of the borrowing entity. At March 31, 2007, DBS had outstanding loans receivable, net, of $118.4 million, included in our totals for construction and land and commercial loans. The weighted average interest rate on DBS’s loan portfolio at March 31, 2007 was 13.74%. DBS had $117.2 million in total assets at March 31, 2007 and net earnings of $7.5 million for fiscal 2007.

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

The DBS Loan Committee is comprised of the following Bank Officers: Chief Executive Officer, Chief Operating Officer, Senior Vice - President Financial Analytics, Executive Trust Officer, and Senior Vice - President Sales Administrator.

Glencrest Investment Advisors, Inc. a Delaware corporation, is a wholly owned subsidiary of the Bancorp. Glencrest functions as a Registered Investment Advisor and is engaged in offering investment and asset management services to individuals and institutions such as foundations and endowments, pension plans and charitable organizations. Glencrest had consolidated assets of $1.5 million at March 31, 2007 and a net loss of $463,000 for fiscal 2007. Glencrest had total assets under management or advisory of $605.7 million at March 31, 2007.

Glencrest Insurance Services, Inc. ("GIS") a California corporation, is a wholly owned subsidiary of Glencrest. Prior to July 2003, GIS operated as PFF Financial Services, Inc., a wholly owned subsidiary of Pomona Financial Services, Inc. GIS sells various personal and business insurance policies, fixed and variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. GIS had $273,000 in total assets at March 31, 2007 and net earnings of $247,000 for fiscal 2007.

Pomona Financial Services, Inc. ("PFS"), a California corporation, is a wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporation described below and acts as trustee under deeds of trusts. PFS had total assets of $87,000 at March 31, 2007 and net earnings of $32,000 for fiscal 2007.

Diversified Services, Inc. ("DSI"), a California corporation, is a wholly owned subsidiary of PFS. DSI had historically participated as an investor in residential real estate projects, but has engaged in no such activity since fiscal 2000. DSI may consider additional real estate activities as market conditions warrant. For the year ended March 31, 2007, DSI had minimal activity and a nominal loss.

In addition to our wholly-owned bank subsidiaries, we have the following unconsolidated subsidiaries:

PFF Bancorp Capital Trust I—On September 30, 2004, we issued $30.0 million of floating rate trust preferred securities ("Capital Securities") through a newly formed unconsolidated special purpose trust, Trust I. The terms of the Capital Securities are identical to those of the junior subordinated debentures—See "Sources of Funds — Junior Subordinated Debentures." We have fully and unconditionally guaranteed the Capital Securities along with the obligation of the Trust under its trust agreement. We are not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company.

PFF Bancorp Capital Trust II—On September 16, 2005, we issued $25.0 million of floating rate trust preferred securities ("Capital Securities") through a newly formed unconsolidated special purpose trust, Trust II. The terms of the Capital Securities are identical to those of the junior subordinated debentures—See "Sources of Funds — Junior Subordinated Debentures." We have fully and unconditionally guaranteed the Capital Securities along with the obligation of the Trust under its trust agreement. We are not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company.

Personnel

As of March 31, 2007, we had 652 full-time employees and 190 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION AND SUPERVISION

We are regulated as a savings and loan holding company by the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). We are also required to file reports with, and otherwise comply with the rules and regulations of the SEC under the federal securities laws. The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund ("DIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition and it must obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. Applicable regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors.

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

"Grandfathered" Savings and Loan Holding Company Status. Because we acquired the Bank prior to May 4, 1999, we are a "grandfathered" unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). As such, we have no restrictions on our business activities, provided the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation — QTL Test." If, however, we are acquired by a non-financial company, or if we acquire another savings association subsidiary (and become a multiple savings and loan holding company), we will terminate our "grandfathered" unitary savings and loan holding company status, and become subject to certain limitations on the types of business activities in which we could engage. All "non-grandfathered" unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act.

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

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, many types of lending authority for federal associations are limited to a specified percentage of the institution's capital or assets.

Lending and Investment Powers. The Bank derives its lending and investment powers from the HOLA and OTS regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate; commercial, community development, small business and consumer loans; certain types of government-related debt securities; and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. The Bank may also establish operating subsidiaries that may engage in activities or investments permissible for federal savings banks.

All lending activities are subject to general safety and soundness limits against over-concentration of investments in particular types of assets. In this regard, the federal banking agencies, including the FDIC, issued guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices” to address concentrations of CRE loans in banks. The guidance reinforces and enhances the FDIC’s existing regulations and guidelines for real estate lending and loan portfolio management. While it defines thresholds past which a bank is deemed to have a concentration in CRE loans that prompt enhanced risk management protocols, the guidance does not establish specific CRE lending limits. Rather, the guidance seeks to promote sound risk management practices that will enable banks to continue to pursue CRE lending in a safe and sound manner. Enhanced risk management protocols include CRE loan quantification and stratification of the CRE loan portfolio by, among other things, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating. In addition, a bank should perform periodic market analyses for the various property types and geographic markets represented in its portfolio and perform portfolio level stress tests or sensitivity analyses to quantify the impact of changing economic conditions on asset quality, earnings and capital. Following the adoption of the guidance, the OTS issued similar guidance which differs from the interagency release in that it does not define specific thresholds at which a concentration of CRE loans is deemed to exist. As an originator of CRE loans, the Bank will seek to comply with applicable provisions of the guidance.

Furthermore, the federal banking agencies, including the OTS and FDIC, issued guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance requires increased scrutiny for alternative products. Institutions that originate or service alternative mortgages should have (i) strong risk management practices that include maintenance of capital levels and allowance for loan losses commensurate with the risk; (ii) prudent lending policies and underwriting standards that address a borrower’s repayment capacity; and (iii) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application. The Bank does not presently intend to originate any such loans for its portfolio. Rather, the Bank presently intends to sell substantially all of its residential loan production in the secondary market on a servicing released, non-recourse basis. At this time, the Bank originates no nontraditional loan products; and to the extent that the Bank originates such loan products in the future, it will seek to comply with the guidance.

Loans and Leases-to-One-Borrower Limitations. Under the HOLA, the Bank is generally subject to the same limits on loans and leases-to-one borrower as is a national bank. With specified exceptions, the Bank's total loans and leases or extensions of credit to a single borrower cannot exceed 15% of the Bank's unimpaired capital and surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans and leases or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently is in compliance with applicable loans and leases-to-one-borrower limitations. At March 31, 2007, the Bank's largest aggregate amount of loans to one borrower totaled $61.4 million. All of the loans to the largest borrower were performing in accordance with their terms,and the borrower had no affiliation with the Bank.

Qualified Thrift Lender ("QTL Test"). Under the HOLA, the Bank must comply with the qualified thrift lender, or "QTL" test. Under the QTL test, the Bank is required to maintain at least 65% of its "portfolio assets" (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of the property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) in at least nine months of the most recent 12-month period.

The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986, as amended (the "Code"). As of March 31, 2007, the Bank held 78.06% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending March 31, 2007. Therefore, the Bank qualified under the QTL test. A savings bank that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the institution's home state. In addition, if the institution does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

Capital Requirements. OTS regulations require the Bank to meet three minimum capital standards:

•	A tangible capital ratio requirement of 1.5%;

•	A leverage (core capital) ratio requirement of 4% (3%, if the Bank has been assigned the highest composite rating on its most recent examination); and

•	A risk-based capital ratio requirement of 8%.

In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank's risk profile. At March 31, 2007, the Bank exceeded each of its capital requirements as shown in the following table:

	Actual	Required	Excess	Actual Percentage	Required Percentage
	(Dollars in thousands)
Tangible	$386,304	66,439	319,865	8.72%	1.50%
Core (Leverage)	386,304	177,171	209,133	8.72	4.00
Risk-based	428,095	305,623	122,472	11.21	8.00

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR") concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the IRR component of the risk-based capital requirement.

Pursuant to the amendment, the OTS will continue to monitor the IRR of individual institutions through the OTS requirements for IRR management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provide guidance on the management of IRR and the responsibility of boards of directors in that area.

The OTS continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value ("NPV"). NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on the Bank.

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of the Bank, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. The CRA also requires all institutions to publicly disclose their CRA ratings. The Bank received an "outstanding" CRA rating in its most recent examination, which was reported in April 2005.

Current CRA regulations rate an institution on its actual performance in meeting community needs. In particular, the system focuses on three tests:

•	a lending test, to evaluate the institution's record of making loans and leases in its assessment areas;

•

an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	A service test, to evaluate the institution's delivery of services through its full service branch offices, ATMs and other offices.

Transactions with Related Parties. The Bank is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act ("FRA"), Regulation W issued by the FRB, as well as additional limitations as adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates generally conform to, an adoption reference, Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers.

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

Section 402 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

Enforcement. The OTS has primary enforcement responsibility over federally chartered savings associations, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices. The FDIC also has the authority to recommend to the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OTS, the FDIC may take action under certain circumstances.

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

During fiscal 2007, the Bank paid cash dividends to the Bancorp totaling $20.0 million.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the association's capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized, or

•	critically undercapitalized.

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OTS is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets.

An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

(1)	an amount equal to five percent of the bank's total assets at the time it became "undercapitalized; and

(2)	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. At March 31, 2007, the Bank met the criteria for being considered "well-capitalized."

Insurance of Deposit Accounts. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. Pursuant to the FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to the DIF. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%, and the FDIC allows the use of credits for assessments previously paid. The Bank believes that it has credits that will offset certain assessments.

In addition, all insured institutions are required to pay assessments to the FDIC at an annual Financing Corporation rate (currently, 0.0122% of insured deposits) to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed by totaling three components: the savings association's total assets, supervisory condition and complexity of business. The assessments paid by the Bank for the fiscal year ended March 31, 2007 totaled $728,000.

Branching. Subject to certain limitations, HOLA and OTS regulations permit federally-chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (i) in states that expressly authorize branches of savings associations located in another state, and (ii) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "QTL Test." The authority under HOLA and the OTS regulatory authority preempts any state law purporting to regulate branching by federal savings institutions.

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

Privacy Standards. Effective July 1, 2001, financial institutions, including the Bancorp and the Bank, became subject to FDIC regulations implementing the privacy protection provisions of the GLB Act. These regulations require financial institutions to disclose to customers at the time of establishing the customer relationship and annually thereafter, the institution's privacy policy including identifying with whom the institution shares "non-public personal information." In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their nonpublic personal information with unaffiliated third parties. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations. The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

The Bank, through its trust department, acts as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of March 31, 2007, the trust department of the Bank maintained approximately $329.3 million in assets under custody or management.

Federal Home Loan Bank System.

The Bank is a member of the Federal Home Loan Bank of San Francisco, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The FHLB of San Francisco has a single class of capital stock with a par value of $100 per share that may be issued, exchanged, redeemed and repurchased only at par value. Each member of the FHLB of San Francisco must maintain a minimum investment in FHLB of San Francisco capital stock equal to the greater of (i) a membership stock requirement equal to 1.0% of the member's assets that qualify as collateral security (up to a maximum of $25 million) or (ii) an activity-based stock requirements equal to 4.7% of the member's outstanding advances, plus 5.0% of any portion of any mortgage loan sold by the member under a mortgage asset program. In addition, the capital plan requires each member to own stock in an amount equal to a capital stock assessment, to be imposed by the FHLB of San Francisco. The Bank was in compliance with these requirements with an investment in the capital stock of the FHLB of San Francisco at March 31, 2007, of $46.2 million. Any advances from the FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System

The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts between $8.5 million to $45.8 million. The amount of aggregate transaction accounts in excess of $45.8 million, are subject to a reserve ratio of 10.0% (subject to adjustment by the FRB between 8% and 14%). The FRB regulations currently exempt $8.5 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year.

The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of vault cash, a non interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Securities Laws

Our common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, we are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

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

The Sarbanes-Oxley Act

As a public company, we are subject to the Sarbanes-Oxley Act, which implemented a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. Sarbanes-Oxley's principal legislation and the derivative regulation and rulemaking promulgated by the SEC includes:

•	the creation of an independent accounting oversight board.

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients.

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•

a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting.

•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement, due to material noncompliance with any financial reporting requirements under the securities laws as a result of misconduct;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

•	a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	a requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Furthermore, the New York Stock Exchange (the "NYSE") has also implemented corporate governance rules, which implement the mandates of the Sarbanes-Oxley Act. The NYSE rules include, among other things, ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees and requiring stockholder approval of all new stock option plans and all material modifications. Although we anticipate that we will incur ongoing expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

The USA PATRIOT Act

The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and amendments to the Bank Secrecy Act. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following obligations on financial institutions:

•

All financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Rules establishing minimum standards for customer due diligence identification and verification became effective on October 1, 2003.

•

Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States), are required to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report instances of money laundering through these accounts.

•

Financial institutions are prohibited from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are required to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

•	Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Delaware General Corporation Law

We are incorporated under the laws of the State of Delaware. Thus, we are subject to regulation by the State of Delaware and the rights of our shareholders are governed by the Delaware General Corporation Law.

FEDERAL AND STATE TAXATION

General. We report our income on a fiscal year basis using the accrual method of accounting, which is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. We file federal income tax returns on a consolidated basis. We are currently under examination by the Internal Revenue Service (“IRS”) for the income tax year ended March 31, 2004. The amended federal tax returns filed for tax years ended March 31, 2002 and March 31, 2003 are also currently under examination by the IRS. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.

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

Dividends Received Deduction and Other Matters. We may exclude from our income 100% of dividends received from the Bank as we are a member of the same affiliated group of corporations.

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

Item 1A.	Risk Factors.

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

We are subject to interest rate risk. Our primary source of earnings is net interest income, which is affected by yield on interest-earning assets, cost of interest-bearing liabilities and the absolute and relative volume of each. We expect that we will periodically experience imbalances in the interest rate sensitivity of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market rates than our interest-bearing liabilities, or vice versa. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially affect our net interest spread and margin, asset quality, origination volume and overall profitability.

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

Our allowance for loan and leases may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underlying and credit monitoring polices and procedures that we have adopted to address this risk may not prevent unexpected losses that could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. Unexpected losses may arise from a variety of specific systematic factors, many of which are beyond our ability to predict, influence or control.

As with most lending institutions, we maintain an allowance for loan and lease losses to provide for defaults and non-performance. Our allowance for loan and lease losses may not be adequate to cover actual losses, and future provisions for losses could adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan and lease losses reflects our estimate of the probable losses in our portfolio of loans and leases at the relevant balance sheet date. Our allowance for loan and lease losses is based on prior experience as well as an evaluation of the known risks in the current portfolio, composition and growth of the portfolio and economic factors. The determination of an appropriate level of loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of the examination process, review our loans, leases, loan related commitments and allowance for loan and lease losses. While we believe that our allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan and lease losses further or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We originate construction loans for single family home construction as well as for income producing properties. At March 31, 2007, construction loans totaled $1.78 billion, or 38% of gross loans receivable. Construction lending involves risks associated with the timely completion of the construction activities for their allotted costs and the time needed to stabilize income producing properties, sell residential tract developments or refinance the indebtedness.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, subjecting us to substantial environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. This could have an adverse effect on our business, financial condition, results of operations and cash flows.

Negative events or changes in economic conditions in certain geographic areas, particularly Southern California, could adversely affect us.

Our banking operations are concentrated primarily in Southern California’s Inland Empire. Adverse economic and governmental conditions or natural disasters in this region could have an impact on borrowers’ ability to make payments on their loans, decrease the level and duration of deposits by customers and erode the value of loan collateral. The demand for our products and services may decline. These events could increase the amount of non-performing assets and have an adverse effect on our efforts to collect on non-performing loans or otherwise liquidate our non-performing assets on terms favorable to us. At March 31, 2007, approximately 84% of our mortgage loans were secured by real estate in Southern California.

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

As of March 31, 2007, our deposit portfolio totals $3.29 billion and gross loans totals $4.71 billion. We rely on outside servicers to provide technology for much of our business, including recording our loans and deposits. We also maintain a general ledger system for accounting and financial reporting purposes. While we have invested and continue to invest substantial resources in contingency and business resumption planning, if our computer systems or outside technology sources fail, are not reliable or there is a breach of security, our ability to maintain profitable operations may be impaired.

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

We are a unitary savings and loan holding company, and the Bank is a federal savings bank, which is subject to extensive regulation. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments. The laws, rules and regulations applicable to us are subject to regular modification and change.

I tem 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At March 31, 2007, we were conducting business through 32 full-service branch offices, two trust offices, two registered investment advisory offices, a Southern California regional loan center, an office providing diversified financial services to home builders and one loan origination office in Northern California. We opened our 31st full service savings branch in Ontario, California and our 32nd full service savings branch in Riverside, California in December 2006 and March 2007, respectively. Subsequent to the fiscal year ended March 31, 2007, we opened the Apple Valley, Palm Desert, Adelanto and Hesperia full service branches, on which we own the building and lease the land.

We own the building and land of the following full service branch offices located in California:		We lease the building and land of the following full service branch offices located in California:		We own the building and lease the land of the following full service branch offices located in California:
Pomona	Cathedral City	Leased Property	Expiration	Leased Property	Expiration
Upland	Alta Loma	Corona	2008	Montclair	2010
Indian Hill	29 Palms	Riverside	2009	Chino Spectrum	2022
Chino	La Verne	Tustin	2010	Mira Loma	2025
San Dimas	Ontario	Rancho Cucamonga	2010	Ontario-Grove	2026
Yucca Valley	Terra Vista	Upland-Northwest	2013	Riverside-Orangecrest	2027
Claremont	Diamond Bar	Beaumont	2014
Palm Desert	La Quinta	Foothill Crossing	2015
Glendora	Yucaipa	Fontana	2022
Yorba Linda

We own the building and land of our Regional Loan Center, Data Operations Center and Corporate Administrative Offices located in Rancho Cucamonga, California, in addition to our Records Management Center located in Pomona, California. We consolidated our administrative operations into our Corporate Administrative Office in Rancho Cucamonga, California during fiscal year 2007. In fiscal 2007, we subleased our former Administrative Office located in Pomona, California.

We lease the land and building of Glencrest’s administrative office which expires in 2013. We lease office space for our other Glencrest office in Palm Desert, which is leased on a monthly basis and expires in 2007. One of our trust offices shares office space in the Claremont banking branch, and we lease office space for the second trust office in Palm Desert, which expires in 2007. DBS shares office space in the Claremont banking branch. Our loan origination office in Northern California occupies office space, under a lease which expires in 2010.

As of March 31, 2007, the net book value of owned real estate including the full service branch offices located on leased land totaled $37.0 million. The net book value of leased offices was $2.6 million. The net book value of furniture, fixtures and electronic data processing equipment was $11.0 million.

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

Our common stock is traded on the New York Stock Exchange under the symbol “PFB.” The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of our common stock. As of May 15, 2007, there were approximately 8,192 holders of our common stock, which includes those holding shares in street name.

	High	Low	Closing
Year Ended March 31, 2007
First Quarter	$35.51	32.54	33.16
Second Quarter	39.49	32.50	37.04
Third Quarter	36.40	30.87	34.51
Fourth Quarter	35.36	29.01	30.33

Year Ended March 31, 2006
First Quarter	$30.65	26.09	30.29
Second Quarter	32.41	29.25	30.26
Third Quarter	32.40	27.01	30.52
Fourth Quarter	33.84	30.20	33.71

Cash dividend activity during the fiscal years ended March 31, 2007 and March 31, 2006 was as follows:

Record Date	Payment Date	Amount per share
June 16, 2006	June 30, 2006	$.17
September 15, 2006	September 29, 2006	$.17
December 15, 2006	December 29, 2006	$.17
March 16, 2007	March 30, 2007	$.19

June 10, 2005	June 24, 2005	$.15
September 16, 2005	September 30, 2005	$.15
December 15, 2005	December 29, 2005	$.15
March 16, 2006	March 30, 2006	$.17

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

During fiscal 2006, we retired 910,160 shares of common stock that had been repurchased in fiscal 2006 and 2005. During fiscal 2007, we retired 428,500 shares of common stock that had been repurchased in fiscal 2007.

Common stock repurchases during the three months ended March 31, 2007 were as follows:

	Common Stock Repurchased (1)
	Total Number of Shares purchased	Average Price Per Share	Total Shares Purchased Under Repurchase Program	Shares Remaining Under Repurchase Program (2)
January 1, 2007 through January 31, 2007	—	$—	—	954,310
February 1, 2007 through February 28, 2007	—	—	—	954,310
March 1, 2007 through March 31, 2007	476,500	30.85	476,500	477,810

(1)	During fiscal 2007, 2006, and 2005, we repurchased 476,500, 783,960 and 1,229,100 of our common shares, respectively at weighted average prices of $30.85, $29.79 and $26.65, respectively.
(2)	Subsequent to March 31, 2007, on May 23, 2007, our Board of Directors authorized the addition of 1.0 million shares to the stock repurchase program.

Performance Graph

The following graph table compares our total cumulative shareholder return based on the market price of our common stock with the cumulative total return of companies on the S&P 500 and SNL Western Thrift Index for the period beginning on March 31, 2002 to March 31, 2007.

Comparison of 5-Year Cumulative Total Return

PFF Bancorp, S&P 500 Index and Peer Group

	At March 31,
	2002	2003	2004	2005	2006	2007
PFF Bancorp, Inc.	$100.00	103.98	176.11	195.11	243.14	223.46
S&P 500	100.00	73.98	98.23	102.97	112.94	123.93
Russell 2000	100.00	73.04	119.66	126.13	158.73	168.11
SNL Western Thrift Index	100.00	111.52	155.37	157.22	180.08	182.87

I tem 6.	Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto—See “Item 8. Financial Statements and Supplementary Data.”

	At March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$4,553,527	4,340,790	3,911,061	3,677,694	3,154,024
Investment securities held-to- maturity	6,712	6,724	6,736	5,742	5,753
Investment securities available-for- sale	28,067	60,092	61,938	62,957	94,094
Mortgage-backed securities available-for-sale	186,607	229,470	250,954	292,888	215,266
Collateralized mortgage obligations available-for-sale	—	—	—	—	15,200
Loans held for sale	—	795	1,466	2,119	3,327
Loans and leases receivable, net (1)	4,116,232	3,839,779	3,431,544	3,149,318	2,688,950
Deposits	3,291,645	3,057,309	2,735,937	2,455,046	2,326,108
FHLB advances and other borrowings	775,300	822,000	769,423	851,600	485,385
Junior subordinated debentures	56,702	56,702	30,928	—	—
Stockholders’ equity	397,113	363,731	336,926	316,371	273,132

(continued on next page)

	For the Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$337,683	259,546	213,687	183,444	187,517
Interest expense	155,584	89,043	58,260	49,329	72,247

Net interest income	182,099	170,503	155,427	134,115	115,270
Provision for loan and lease losses	9,720	6,395	2,654	2,725	4,840

Net interest income after provision for loan and lease losses	172,379	164,108	152,773	131,390	110,430
Non-interest income	23,329	23,729	23,722	21,918	17,757
Non-interest expense:
General and administrative expense	100,464	94,960	90,492	79,902	67,466
Foreclosed asset operations, net	(470)	(6)	75	339	(190)

Total non-interest expense	99,994	94,954	90,567	80,241	67,276

Earnings before income taxes	95,714	92,883	85,928	73,067	60,911
Income taxes	39,805	40,803	40,155	32,118	25,489

Net earnings	$55,909	52,080	45,773	40,949	35,422

Basic earnings per share	$2.28	2.13	1.86	1.70	1.40

Diluted earnings per share	$2.25	2.10	1.81	1.63	1.35

Dividends declared per share	$0.700	0.620	0.550	0.394	0.171
Dividend payout ratio (2)	31%	30	30	24	13

(continued on next page)

	For the Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Performance Ratios (3):
Return on average assets	1.23%	1.30	1.20	1.25	1.16
Return on average equity	14.41	14.96	13.81	13.63	12.39
Average equity to average assets	8.56	8.67	8.67	9.16	9.40
Equity to total assets at end of period	8.72	8.38	8.61	8.60	8.66
Net interest spread (4)	3.91	4.25	4.09	4.10	3.69
Net interest margin (5)	4.15	4.42	4.21	4.23	3.91
Average interest-earning assets to average interest-bearing liabilities	106.69	107.21	107.34	108.18	108.63
Efficiency ratio (6)	48.90	48.89	50.51	51.21	50.72
General and administrative expense to average assets	2.22	2.37	2.37	2.44	2.22
Capital (3)(7):
Tangible capital ratio (8)	8.72	8.22	8.38	7.64	8.17
Core capital ratio (8)	8.72	8.22	8.38	7.64	8.17
Risk-based capital ratio (8)	11.21	10.87	11.74	11.21	11.85
Book value per share outstanding	$16.47	14.85	13.60	12.69	11.05
Tangible book value per share outstanding (9)	$16.42	14.80	13.54	12.65	11.00
Shares outstanding at end of period	24,108,834	24,493,472	24,782,623	24,922,496	24,716,180
Asset Quality (3):
Non-performing loans and leases as a percent of gross loans and leases receivable (10) (11)	0.24%	0.03	0.30	0.37	0.59
Non-performing assets as a percent of total assets (10) (11)	0.25	0.23	0.31	0.39	0.59
Allowance for loan and lease losses as a percent of gross loans and leases receivable (12)	0.98	0.83	0.83	0.84	0.99
Allowance for loan and lease losses as a percent of non-performing loans (10) (12)	405.52	3,285.49	272.88	226.01	167.57
Net charge-offs	$531	2,571	171	3,027	5,078
Number of full-service customer facilities (13)	32	30	29	26	26
Loan and lease originations	$2,330,616	2,818,101	2,457,186	2,166,638	1,872,746

(1)	The allowances for loan and lease losses at March 31, 2007, 2006, 2005, 2004 and 2003 were $46.3 million, $37.1 million, $33.3 million, $30.8 million and $31.1 million, respectively.
(2)	Dividends declared per common share as a percentage of diluted earnings per share.
(3)	Asset Quality Ratios and Capital Ratios are end of period ratios. Performance Ratios are based on average daily balances during the indicated periods.
(4)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percent of average interest-earning assets.
(6)	Efficiency ratio represents general and administrative expense as a percent of net interest income plus non-interest income.
(7)	For definitions and further information relating to the Bank’s regulatory capital requirements, see “Regulation - Federal Savings Institution Regulation - Capital Requirements.”
(8)	PFF Bank & Trust only.
(9)	Stated book value minus goodwill.
(10)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans and leases. It is the Bank’s policy to cease accruing interest on loans 90 days or more past due. See “Item 1—Business—Lending Activities - Non-Accrual, TDRs and Past Due Loans” and “Real Estate”.
(11)	There was $79,000 of non-performing leases as of March 31, 2006.
(12)	See “Item 1—Business—Lending Activities—Allowance for Loan and Lease Losses” for a discussion of factors and methodology utilized in determination of allowance for loan and lease losses.
(13)	Subsequent to March 31, 2007, we opened our 33rd, 34th, 35th and 36th full service savings branches in Apple Valley, Palm Desert, Adelanto and Hesperia, California.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our net income for fiscal 2007 totaled $55.9 million or $2.25 per diluted share, up from $52.1 million or $2.10 per diluted share for fiscal 2006, and $45.8 million or $1.81 per diluted share for fiscal 2005.

The increase in our net income between fiscal years was primarily attributable to an increase in net interest income arising from growth in average interest-earning assets. While total non-interest income between fiscal 2006 and fiscal 2007 remained essentially unchanged, the components of total non-interest income changed as follows:

•	Deposit and related fees increased $701,000 with the growth in transaction accounts.

•	Trust, investment and insurance fees increased $1.2 million with the growth in assets under custody or management to $742.8 million.

•	We realized $716,000 gain on sale of a former administrative facility building.

•	These increases in non-interest income were offset by $597,000 non-cash charge relating to our interest rate swap.

Partially offsetting the increase in net interest income was an increase in the provision for loan and lease losses attributable to portfolio growth. General and administrative expense also increased with the growth in our loan and deposit franchise.

Total assets increased $212.7 million or 5% during fiscal 2007 to $4.55 billion. The increase in total assets reflects a $276.5 million or 7% increase in loans and leases receivable, net. The $276.5 million increase in loans and leases receivable, net, is comprised of a $338.6 million or 16% increase in the Four-Cs and a $47.2 million or 25% increase in residential multi-family loans, partially offset by a $101.3 million reduction in one-to-four family residential mortgages reflecting our continued emphasis on the higher yielding Four-Cs loan products.

That emphasis on the Four–Cs is further demonstrated by the origination figures in the following table:

	Year Ended March 31,
	2007		2006		2005
	Amount	Percentage of total Originations	Amount	Percentage of total Originations	Amount	Percentage of total Originations
	(Dollars in thousands)
Construction – residential, including land	$865,492	37%	$1,210,321	43%	$1,285,662	52%
Construction – commercial	193,811	8	171,441	6	77,217	3
Commercial Real Estate	200,508	9	265,950	10	164,294	7
Consumer	228,378	10	254,437	9	243,418	10
Commercial Loans and Leases	524,606	22	481,341	17	294,575	12

Subtotal – Four Cs	2,012,795	86	2,383,490	85	2,065,166	84
Residential and Other (1)	317,821	14	434,611	15	392,020	16

Total Originations	$2,330,616	100%	$2,818,101	100%	$2,457,186	100%

(1)	Includes one-to-four family and multi-family.

The net disbursed balance of the Four-Cs increased $338.6 million between March 31, 2006 and 2007 and $456.2 million between March 31, 2005 and 2006. At March 31, 2007, the aggregate disbursed balance of the Four-Cs was $2.51 billion or 61% of loans and leases receivable, net compared to $2.17 billion or 56% of loans and leases receivable, net at March 31, 2006.

We are continuing to allocate our capital primarily to support our Four-Cs loan growth, expand our full service branch network in the Inland Empire and maintain a consistent upward progression in our quarterly cash dividend based on a targeted dividend payout ratio of approximately 30 percent of net earnings. It has been our policy that excess capital above our targeted capital to assets ratio range of approximately 8.25%—8.75% be made available to our stock repurchase program. See “Part II Item 5 — Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We believe that utilizing excess capital to repurchase our common stock is preferable to growing our securities portfolio or increasing our portfolio of lower yielding one-to-four family residential mortgages. Reflecting that philosophy, we have established an internal guideline of limiting securities as a percentage of total assets to no more than 10 percent. At March 31, 2007, securities represented 5% of total assets and averaged 6% of total average assets for fiscal 2007. We also are seeking to hold our one-to-four family residential mortgages relatively flat in absolute dollar terms. During fiscal 2007, we opened two full service branches, which brought our total savings branch network to 32 branches primarily located in the Inland Empire. Subsequent to March 31, 2007, we opened our 33rd, 34th, 35th and 36th full service savings branches in Apple Valley, Palm Desert, Adelanto and Hesperia, California.

Deposits increased $234.3 million or 8% during fiscal 2007 to $3.29 billion. Reflecting a widening rate differential between CDs and interest-bearing liquid accounts arising from increases in the general level of interest rates, our CD balances increased $216.1 million or 16% during fiscal 2007, while core deposits increased $18.2 million. At March 31, 2007, core deposits of $1.71 billion represented 52% of total deposits, compared to $1.69 billion or 55% of total deposits one year ago.

The $46.7 million decrease in FHLB advances and other borrowings during fiscal 2007 reflects $21.6 million of deposit growth in excess of total asset growth, which allowed us to paydown our FHLB advances.

During fiscal 2007 we increased our unsecured revolving line of credit with a commercial bank from $40.0 million to $65.0 million. At March 31, 2007, $9.7 million was available under the $65.0 million line of credit. The line of credit is being used primarily as a funding vehicle for DBS, as well as for general corporate purposes.

Total stockholders’ equity increased from $363.7 million or 8.38% of total assets at March 31, 2006 to $397.1 million or 8.72% of total assets at March 31, 2007. Consistent with our philosophy of favoring share repurchases over increasing our investment in securities, during fiscal 2007, we repurchased 476,500 shares at a weighted average price of $30.85 per share. We also increased our quarterly cash dividend by 12% to $0.19 per share effective with our dividend paid in March 2007. Our dividend payout ratio for fiscal 2007 was 31%. See “Liquidity and Capital Resources” and “Part II Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

The following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our consolidated financial statements:

•

Allowances for losses on loans and leases. We evaluate the adequacy of the ALLL on a quarterly basis for the purpose of maintaining appropriate allowances to provide for losses inherent in the loan and lease portfolios. A key component to the evaluation is the internal asset review process. The Internal Asset Review Committee meets quarterly to review the recommendations from the Internal Asset Review Department for asset classifications and valuation allowances.

On a monthly basis, we monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition and other factors. In determining the amount of the GVA portion of the ALLL, we stratify our loan portfolio into approximately 100 segments based upon factors such as loan type and internal classification. Each of these segments is assigned a separate probable loss factor. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS who can order the establishment of additional loss allowances.

The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLL. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. The policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish an acceptable allowance evaluation process that meets the objectives set forth in the policy statement. While the Bank believes that it has established an adequate ALLL, there can be no assurance that regulators, in reviewing the Bank’s loan and lease portfolio, will not request the Bank to materially increase its ALLL, thereby negatively affecting the Bank’s financial condition and earnings. Although management believes that an adequate ALLL has been established, further additions to the level of ALLL may become necessary. For further information, see “Item 1 — Lending Activities — Allowance for Loan and Lease Losses” and “Note 6 to the Consolidated Financial Statements.”

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

Investment securities and mortgage-backed securities available-for-sale are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. We evaluate all of our investment securities and mortgage-backed securities available-for-sale on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. For further information, see “Item 1 — Investment Activities” and “Notes 2 and 3 to the Consolidated Financial Statements.”

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

One measure of our exposure to interest rate risk is shown in the following table which sets forth the repricing frequency of our assets and liabilities as of March 31, 2007. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, scheduled principal payments and estimated prepayments. Repricing of liabilities is based upon the contractual maturities, estimated decay rates for core deposits, and the earliest repricing opportunity for variable and floating rate instruments. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used, or if actual experience differed from that assumed.

	March 31, 2007
	3 Months Or Less	More than 3 Months to 6 months	More than 6 Months to 12 Months	More than 12 Months to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Interest–earning assets:
Cash, investment securities and FHLB stock (1)	$33,013	8,668	—	1,002	—	97,841	140,524
Loans, leases and mortgage-backed securities: (1)
Mortgage-backed securities (2)	8,262	14,570	29,502	86,152	46,450	1,671	186,607
Loans and leases receivable, net (2)	2,194,833	264,344	284,165	743,770	368,563	260,557	4,116,232

Total loans, leases and mortgage-backed securities	2,203,095	278,914	313,667	829,922	415,013	262,228	4,302,839

Total interest earning assets	2,236,108	287,582	313,667	830,924	415,013	360,069	4,443,363
Non-interest-earning assets	—	—	—	—	—	110,164	110,164

Total assets	$2,236,108	287,582	313,667	830,924	415,013	470,233	4,553,527

Interest–bearing liabilities:
Fixed maturity deposits	$943,864	286,731	225,133	92,837	33,898	1,194	1,583,657
Core deposits (3)	353,296	353,296	706,591	—	—	294,805	1,707,988

Total deposits	1,297,160	640,027	931,724	92,837	33,898	295,999	3,291,645
Borrowings (4)	355,300	195,000	160,000	65,000	—	—	775,300
Junior subordinated debentures (5)	—	—	—	—	—	56,702	56,702

Total interest–bearing liabilities	1,652,460	835,027	1,091,724	157,837	33,898	352,701	4,123,647
Non-interest bearing liabilities	—	—	—	—	—	32,767	32,767
Equity	—	—	—	—	—	397,113	397,113

Total liabilities and stockholders’ equity	$1,652,460	835,027	1,091,724	157,837	33,898	782,581	4,553,527

Interest sensitivity gap	$583,648	(547,445)	(778,057)	673,087	381,115	(312,348)	—
Cumulative interest sensitivity gap	583,648	36,203	(741,854)	(68,767)	312,348	—	—
Cumulative interest sensitivity gap as a percentage of total assets	12.82%	0.80	(16.29)	(1.51)	6.86	—
Cumulative interest–earning assets as a percentage of cumulative interest-bearing liabilities	135.32	101.46	79.27	98.16	108.28	107.75

(1)	Based upon contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)	Projected average constant prepayment rates (CPR) for the next twelve months are 20%.
(3)	Assumes 100% of interest-bearing core deposits are subject to repricing in year one. Non-interest bearing deposits are classified in the “More than 5 Years” category.
(4)	Putable borrowings are presented based upon their contractual maturity date.
(5)	Based on contractual maturity

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

We forecast our net interest income for the next twelve months, and our NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this “base case” has been established, we subject our balance sheet to instantaneous and sustained rate changes to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. Our model provides forecasts of net interest income and NPV for each of those rate change scenarios. The table below indicates the results of our internal modeling of our balance sheet as of March 31, 2007 and 2006. The internal calculation of our sensitivity to changes in interest rates would vary substantially if different assumptions were used, or if our customers’ responses to changes in interest rates resulted in changes in the structure of our balance sheet.

	March 31, 2007		March 31, 2006
	Percentage Change
Change in Interest Rates (basis points)	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio value (2)
+200	(5.33)%	(12.75)	(4.17)	(9.40)
+100	(1.16)	(6.38)	(0.14)	(4.18)
-100	(0.25)	5.31	(0.89)	2.58
-200	(2.66)	10.15	(5.52)	4.08

(1)	This percentage change represents the impact to net interest income for a one-year period assuming we do not change the structure of our balance sheet.
(2)	This percentage change represents the NPV for us assuming no changes to the structure of our balance sheet.

The results from the asset/liability model indicate that net interest income would come under greater downward pressure from upward shocks than it would have one year ago. Additionally, the net portfolio value of equity would be more adversely impacted in rising rates than one year ago. The reasons for this include the following:

•

The yield curve remained flat or inverted for most of the year. Most of the Bank’s liabilities are priced, and derive their market values, off of the shorter end of the yield curve. With the increase in the short end of the curve, we have experienced increasing funding costs, which when shocked further in our interest rate risk model, are anticipated to increase faster than many of the Bank’s earning assets (hybrids, fixed rate products, and adjustable rate products that have periodic caps) are able to increase during the course of the year.

•

With the rising rate environment, we have experienced a slowing in prepayment activity on hybrid mortgages from an average CPR of 26% in fiscal 2006 to a CPR of 15% in fiscal 2007. Slowing loan prepayments reduce the ability for cash flows to be reinvested during periods of rising rates constraining growth in interest income and negatively impacting the market values of those loans.

•

Depositors have shifted from core deposit accounts to CDs. At March 31, 2007, CDs accounted for 48% of total deposits compared to 45% at March 31, 2006. Core deposit products generally have administered rates that respond slower to rising rates providing greater interest income protection. Additionally, core deposits are ascribed with an intangible value that is enhanced during periods of rising interest rates.

During the past year we have changed the modeling assumptions for our interest-bearing core deposit products. While core deposit accounts are anticipated to exhibit less sensitivity to rate changes than either CDs or fixed rate borrowings, it is anticipated that they will exhibit greater sensitivity to upward movements in rates at March 31, 2007 than one-year earlier. The increase in the general level of short-term interest rates resulting from the Federal Reserve’s tightening of monetary policy beginning in June 2004 has increased the differential between rates paid on CDs and interest-bearing core deposits providing depositors with a greater opportunity to increase returns by transferring from core deposits to CDs. Our assumption of increased rate sensitivity for our core deposits is also based upon changes in the general competitive environment. We are continuing to see increasing rate competition for our deposit customers in the form of competitors’ promotional offerings on CDs and higher-rate money market accounts.

Our modeling indicates increased sensitivity to the NPV of equity at March 31, 2007 compared to March 31, 2006. The factors discussed above affecting the sensitivity of earnings have contributed to the increased sensitivity of NPV. The slowing prepayments on our hybrid products combined with the shift in deposits from core deposits, with an assumed intangible asset value, to CDs, not assumed to have an intangible asset value, have contributed to the increased sensitivity.

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

Our net interest income totaled $182.1 million in fiscal 2007, up $11.6 million or 7% from fiscal 2006. Net interest income increased $15.1 million or 10% between fiscal 2006 and 2005. These increases were primarily attributable to increases in average interest-earnings assets of $527.7 million or 14% between fiscal 2006 and 2007 and $162.1 million or 4% between fiscal 2005 and 2006. Highly competitive pricing of deposits in our markets has exacerbated the effect of the inversion of the yield curve over the past year. These factors, in combination with a larger portion of our funding being in certificate accounts and borrowings, have resulted in a reduction of 34 basis points in our net interest spread between fiscal 2006 and 2007 to 3.91%.

Net interest spread expanded 16 basis points between fiscal 2005 and 2006. This was due to the growth in our higher yielding Four-Cs coupled with strong growth in deposits, which continue to provide a more cost effective source of funding than do other borrowings.

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

Average Balance Sheets

The following table sets forth certain information relating to us for the years ended March 31, 2007, 2006 and 2005. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees that are considered adjustments to yields.

	Year Ended March 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$10,857	$513	4.73%	$9,120	$425	4.66%	$6,163	$228	3.70%
Investment securities, net	60,504	3,124	5.16	65,646	2,362	3.60	67,656	2,211	3.27
Mortgage-backed securities, net	231,979	10,370	4.47	238,216	9,479	3.98	263,136	9,944	3.78
Loans and leases receivable, net (1)	4,036,831	321,309	7.96	3,503,984	245,435	7.00	3,312,790	199,449	6.02
FHLB stock	43,997	2,367	5.38	39,542	1,845	4.67	44,633	1,855	4.16

Total interest–earning assets	4,384,168	337,683	7.70	3,856,508	259,546	6.73	3,694,378	213,687	5.78
Non-interest–earning assets	151,422			157,467			130,332

Total assets	$4,535,590			$4,013,975			$3,824,710

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand accounts	$279,231	—	—	$288,025	—	—	$249,622	—	—
Interest-bearing demand accounts	348,506	1,660	0.48	443,166	2,576	0.58	526,667	3,796	0.72
Savings accounts	149,146	620	0.42	170,869	555	0.32	170,493	504	0.30
Money market accounts	854,269	31,351	3.67	865,202	21,105	2.44	742,246	12,077	1.63
Certificate accounts	1,528,978	72,747	4.76	1,059,621	37,369	3.53	902,704	23,557	2.61

Total deposits	3,160,130	106,378	3.37	2,826,883	61,605	2.18	2,591,732	39,934	1.54
FHLB advances and other borrowings	892,537	45,675	5.12	725,476	24,742	3.41	834,435	17,375	2.08
Junior subordinated debentures	56,702	3,531	6.23	44,839	2,696	6.01	15,509	951	6.13

Total interest-bearing liabilities	4,109,369	155,584	3.79	3,597,198	89,043	2.48	3,441,676	58,260	1.69

Non-interest-bearing liabilities	38,160			68,690			51,498

Total liabilities	4,147,529			3,665,888			3,493,174
Stockholders equity	388,061			348,087			331,536

Total liabilities and stockholders equity	$4,535,590			$4,013,975			$3,824,710

Net interest income		$182,099			$170,503			$155,427

Net interest spread			3.91			4.25			4.09
Net interest margin			4.15			4.42			4.21
Ratio of interest-earning assets to Interest-bearing liabilities	106.69%			107.21%			107.34%

(1)	We have included interest income from non-accrual loans and leases only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans.

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

	Year Ended March 31, 2007 Compared to Year Ended March 31, 2006				Year Ended March 31, 2006 Compared to Year Ended March 31, 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$81	6	1	88	109	60	28	197
Investment securities, net	(185)	1,027	(80)	762	(66)	224	(7)	151
Mortgage-backed securities, net	(248)	1,170	(31)	891	(942)	527	(50)	(465)
Loans and leases receivable, net (1)	37,299	33,460	5,115	75,874	11,510	32,602	1,874	45,986
FHLB stock	208	282	32	522	(212)	228	(26)	(10)

Total interest-earning assets	37,155	35,945	5,037	78,137	10,399	33,641	1,819	45,859

Interest-bearing liabilities:
Demand deposit accounts	(549)	(462)	95	(916)	(602)	(734)	116	(1,220)
Savings accounts	(70)	157	(22)	65	1	50	—	51
Money market accounts	(267)	10,647	(134)	10,246	2,001	6,028	999	9,028
Certificate accounts	16,568	13,037	5,773	35,378	4,095	8,278	1,439	13,812
FHLB advances and other borrowings	5,697	12,379	2,857	20,933	(2,269)	11,083	(1,447)	7,367
Junior subordinated debentures	713	96	26	835	1,798	(18)	(35)	1,745

Total interest-bearing liabilities	22,092	35,854	8,595	66,541	5,024	24,687	1,072	30,783

Change in net interest income	$15,063	91	(3,558)	11,596	5,375	8,954	747	15,076

(1)	We have included interest income from non-accrual loans and leases only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans.

Provision for Loan and Lease Losses

We recorded a $9.7 million provision for loan and lease losses during fiscal 2007 compared to provisions of $6.4 million and $2.7 million in fiscal 2006 and fiscal 2005, respectively. The provision for loan and lease losses was recorded to provide an allowance adequate to support the estimated incurred risk of loss in our loan and lease portfolio. The increases in our provisioning reflect the slower levels of absorption in some segments of the residential housing and construction market. The increase in our provision for loan and lease losses in fiscal 2007 is attributable primarily to two construction loans; a $31.7 million tract construction loan located in Palm Desert, California and an $8.9 million nonaccrual construction loan located in Scottsdale, Arizona, both of which were classified substandard. The tract construction loan in Palm Desert is not past due, however, slower than anticipated sales and lower property valuations warranted the classification.

Non-Interest Income

Our total non-interest income was $23.3 million for fiscal 2007 and $23.7 million for fiscal 2006 and fiscal 2005. The significant components of total non-interest income were as follows:

Deposit and Related Fees

Deposit and related fees totaled $13.5 million in fiscal 2007, up $701,000 from fiscal 2006 and $3.0 million from fiscal 2005. These increases reflect the continued growth in our savings branch network, core deposits and the related transaction fee income. The following table presents a breakdown of deposit and related fees for the fiscal years indicated.

	2007	2006	2005
	(Dollars in thousands)
Monthly maintenance and deposit related service fees	$11,763	10,778	8,336
Automated teller machine (“ATM”) fees	1,451	1,736	1,950
Other fees	259	258	228

Total deposit and related fees	$13,473	12,772	10,514

The reduction in ATM fees from fiscal 2005 to fiscal 2006 and 2007 reflects our waiver of certain fees associated with the use of other institutions’ ATM machines by our customers. This reflects our strategy of seeking to reduce or eliminate all barriers to customers establishing transaction accounts with us, given the very mobile nature of those residing in the markets we serve.

Loan and Servicing Fees

Loan and servicing fees totaled $2.3 million for fiscal 2007, reflecting little change from fiscal 2006 and a decrease of $152,000 from fiscal 2005. Our portfolio of loans serviced for others was $109.4 million, $99.2 million and $121.3 million at March 31, 2007, 2006 and 2005, respectively.

The following table presents a breakdown of loan and servicing fees for the years indicated:

	2007	2006	2005
	(Dollars in thousands)
Loan servicing fees	$2,368	2,442	2,540
Amortization of MSR	(16)	(48)	(32)
Impairment of MSR	(92)	(47)	(96)

	$2,260	2,347	2,412

At March 31, 2007, our MSR asset was $294,000.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees increased to $5.8 million for fiscal 2007 compared to $4.6 million for fiscal 2006 and $4.4 million for fiscal 2005. Assets under custody, management or advisory were $742.6 million, $672.0 million and $514.2 million at March 31, 2007, 2006 and 2005, respectively. Assets under management at March 31, 2007 included $317.9 million managed by the Bank’s trust department and $215.2 million managed by Glencrest. Additionally, Glencrest has assets under advisory of $209.5 million as of March 31, 2007 as compared to $192.0 million as of March 31, 2006 and $131.3 million at March 31, 2005.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. The Four-Cs have consistently comprised in excess of 80% of total originations and those four product types are originated for portfolio as opposed to sale. Additionally, we retain for portfolio virtually all adjustable rate residential mortgages we originate. Accordingly, the principal balances of loans sold during fiscal 2007, 2006 and 2005 were $26.2 million, $16.2 million and $30.7 million, respectively. This activity generated net gains on sales of $238,000, $180,000 and $321,000 for fiscal 2007, 2006 and 2005, respectively.

Gain on Sale of Securities

We generally follow a “buy and hold” strategy with respect to our securities portfolio. While the overwhelming majority of our securities portfolio is classified as “available for sale”, sales activity has been and is expected to continue to be infrequent. Securities with cost bases aggregating $58.6 million, $393,000 and $3.2 million were sold for fiscal 2007, 2006 and 2005, respectively, generating a net loss on sales of securities of $12,000 for fiscal 2007 compared to a gain on sale of securities of $923,000 for fiscal 2006 and $4.8 million for fiscal 2005.

The sales during fiscal 2007 consisted of $34.1 million of investment securities and $24.5 million of mortgage backed securities. The sales during fiscal 2006 and 2005 consisted entirely of an investment in a single equity security. As a result of the strong price appreciation of this security, prudent risk diversification required that the investment be reduced incrementally. We no longer hold any investment in this equity security.

Mark-to-market on interest rate swaps

We recorded a non-cash mark-to-market charge of $597,000 for fiscal 2007 compared to a non-cash credit of $1.6 million for fiscal 2006 related to two interest rate swaps, with notional amounts of $30.0 million and $10.0 million, entered into in connection with the issuance of our floating rate junior subordinated debentures during September 2004 and 2005.

Other Non-Interest Income

Our other non-interest income was $2.2 million for fiscal 2007 compared to $1.4 million for fiscal 2006 and $1.3 million for fiscal 2005. The increase for fiscal 2007 was primarily attributable to a $715,000 gain on sale of a former administrative building and a $52,000 gain on sale of a real estate investment.

Non-Interest Expense

Non-interest expense increased from $90.6 million for fiscal 2005 to $95.0 million for fiscal 2006 and $100.0 million for fiscal 2007. General and administrative expense increased from $90.5 million or 2.37% of average assets for fiscal 2005 to $95.0 million or 2.37% of average assets for fiscal 2006 and $100.5 million or 2.22% of average assets for fiscal 2007. While our balance sheet, which is primarily comprised by Four-Cs and core deposits, generates higher levels of net interest income than would a balance sheet comprised by residential mortgage loans and CDs, our higher margin business is also more cost intensive, particularly with respect to staffing and compensation levels. The relationship between net revenue (net interest income plus non-interest income) and operating costs expended to generate that revenue is measured by our efficiency ratio. Our efficiency ratio was 48.90% for fiscal 2007, relatively unchanged from fiscal 2006 but improved from 50.51% for fiscal 2005. Excluding gains on sales of securities, gain on sale of former administrative building and the non-cash mark-to-market associated with our interest rate swaps, our efficiency ratio was 48.93% for fiscal 2007 compared to 49.53% for fiscal 2006 and 51.89% for fiscal 2005. These efficiency ratios indicate that the rate of growth in our total revenue has exceeded the rate of growth in operating costs.

Compensation and Benefits

Compensation and benefits expense accounted for $426,000 or 8% of the $5.5 million increase in general and administrative expense between fiscal 2006 and 2007 and $3.4 million or 76% of the $4.5 million increase in general and administrative expense between fiscal 2005 and 2006.

The increases in compensation and benefits expenses reflect the Bank’s opening of two new full-service retail branches in fiscal 2007 and 2006 for a total of four new branches during the two year period. The increase for fiscal 2007 was partially offset by a decrease of $3.0 million in expense for the company-wide incentive plan as compared to fiscal 2006.

Marketing and Professional Services

Marketing and professional services expense increased to $13.0 million for fiscal 2007 from $11.2 million for fiscal 2006 and $10.0 million for fiscal 2005. The $1.8 million increase between fiscal 2006 and 2007 was primarily attributable to the following:

•	$670,000 increase in marketing efforts associated with new full service branch office openings.

•	$390,000 increase in consulting fees related to conversions of our general ledger and human resources systems.

•	$647,000 increase in legal and accounting fees.

Other General and Administrative Expense

Our other general and administrative expense was $14.1 million for fiscal 2005, $13.8 million for fiscal 2006 and $15.3 million for fiscal 2007. The $1.5 million increase between fiscal 2006 and 2007 was primarily attributable to the following:

•	$340,000 increase in office supplies and materials due to the opening of our new full service branch offices and the consolidation of our administrative operations into a single facility.

•

$722,000 additional operating expenses resulting from the growth in our deposit portfolio and the number of transaction accounts. Transaction accounts increased from 69,860 at March 31, 2006 to 70,970 at March 31, 2007.

The $336,000 decrease between fiscal 2005 and 2006 was primarily attributable to lower correspondent bank service charges in fiscal 2006 and in fiscal 2005 a charge-off of a CRA investment and interest charges associated with the filing of amended tax returns. These items were partially offset by $684,000 of additional operating expenses primarily due to higher volumes of deposit activity.

Income Taxes

Income taxes were $39.8 million for fiscal 2007 compared to $40.8 million for fiscal 2006 and $40.2 million for fiscal 2005. The effective income tax rates were 41.6%, 43.9% and 46.7% for fiscal 2007, 2006 and 2005, respectively. The decrease in our effective tax rate in fiscal 2007 compared to fiscal 2006 was due primarily to the elimination of the permanent difference as a result of the termination of our leveraged ESOP. The decrease in our effective tax rate in fiscal 2006 compared to fiscal 2005 reflects the reduction in shares amortized under our leveraged ESOP which resulted in a permanent tax difference. The difference between the fair value of the ESOP shares allocated over the cost basis of those shares was not deductible for federal and state income tax purposes.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2007 cash and short-term investments totaled $59.6 million.

Effective July 11, 2001 the OTS adopted a rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.

Our internal policy is to maintain cash, readily marketable debt securities with final maturities of one year or less and unused borrowing capacity at the FHLB and FRB at least equal to 15% of all transaction account balances and certificates of deposit maturing within one year (our “defined liquidity ratio”). At March 31, 2007, our defined liquidity ratio was 23%. Our defined liquidity ratio averaged 20% for fiscal 2007. In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity. At March 31, 2007, our largest core deposit relationship was $52.3 million and our ten largest core deposit relationships aggregated $118.5 million. As an additional component of liquidity management, we seek to maintain sufficient mortgage and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least 5% of total assets. At March 31, 2007, our immediate borrowing capacity was $605.2 million or 14% of the Bank’s total assets.

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

Our strategy is to manage liquidity by investing excess cash flows in higher yielding interest-earning assets, such as loans and leases, or paying down FHLB advances and other borrowings, depending on market conditions. Conversely, if the need for funds is not met through deposits and cash flows from loans, leases and to a much lesser degree, securities, we initiate FHLB advances and other borrowings, or if necessary and of economic benefit, sell loans and/or securities. Only when no other alternatives exist will we constrain loan originations as a means of addressing a liquidity shortfall. We have not found it necessary to constrain loan originations due to liquidity considerations.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.

Cash flows provided by operating activities were $63.7 million, $59.8 million and $43.7 million for fiscal 2007, 2006 and 2005, respectively. This increase in net cash provided by operating activities from $59.8 million in fiscal 2006 to $63.7 in fiscal 2007 was primarily due to a $3.8 million increase in net earnings between fiscal 2006 and 2007.

The increase in net cash provided by operating activities from $43.7 million in fiscal 2005 to $59.8 million in fiscal 2006 was primarily due to the increases in net earnings, as well as a decrease in gains on sale of loans, mortgage-backed securities available for sale, real estate and property and equipment.

Cash flows used in investing activities were $221.0 million, $415.4 million and $258.7 million for fiscal 2007, 2006 and 2005, respectively. Net cash used in investing activities consists primarily of disbursements for loan and lease originations and purchases and securities purchases, offset by principal collections on loans and leases and proceeds from maturation and paydowns on securities.

The decrease in net cash used in investing activities from $415.4 million in fiscal 2006 to $221.0 million in fiscal 2007 was primarily due to a $136.9 million decrease in loans and leases held for investment, and an increase of proceeds from sale of securities and assets acquired through foreclosure in fiscal 2007 as compared to fiscal 2006.

The increase in net cash used in investing activities from $258.7 million in fiscal 2005 to $415.4 million in fiscal 2006 was primarily due to the increase in loan and leases held for investment and an increase in purchases of property and equipment.

Cash flows provided by financing activities were $158.1 million, $369.6 million and $199.7 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The decrease in net cash provided by financing activities from $369.6 million in fiscal 2006 to $158.1 million in fiscal 2007 was primarily due to the following items:

•	A $99.3 million decrease in the use of FHLB advances and other borrowings in fiscal 2007 as compared to fiscal 2006.

•	A decrease in deposit growth from $321.4 million for fiscal 2006 to $234.3 million for fiscal 2007.

•	The issuance of $25.8 million of junior subordinated debentures during fiscal 2006.

The increase in net cash provided by financing activities from $199.7 million in fiscal 2005 to $369.6 million in fiscal 2006 was primarily due to an increase in the use of FHLB advances and other borrowings and increase in deposit growth.

Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits, FHLB advances and other borrowings provide a readily available source of liquidity. As of March 31, 2007 and 2006, the Bank had maximum borrowing capacity from the FHLB of San Francisco of $1.29 billion and $1.08 billion, respectively. Based upon pledged collateral in place, the available borrowing capacity was $605.2 million and $319.8 million at March 31, 2007 and 2006, respectively.

We also have the ability to borrow funds under reverse repurchase agreements collateralized by securities and revolving lines of credit from a commercial bank.

We had no borrowings under reverse repurchase agreements outstanding at March 31, 2007 and 2006.

We had an unsecured revolving line of credit in the amount of $65.0 million with a commercial bank as of March 31, 2007. The line of credit had an outstanding balance of $55.3 million. Subsequent to March 31, 2007, the line of credit was increased to $75.0 million.

Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window. As of March 31, 2007, our borrowing capacity at the Federal Reserve Bank was approximately $27.7 million.

At March 31, 2007, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $386.3 million, or 8.72% of adjusted total assets, which is above the required level of $66.4 million, or 1.5%; core capital of $386.3 million, or 8.72% of adjusted total assets, which is above the required level of $177.2 million, or 4.00%; and total risk-based capital of $428.1 million, or 11.21% of risk-weighted assets, which is above the required level of $305.6 million, or 8.00%. Given the relatively capital intensive composition of our balance sheet with a relatively high proportion of our total assets in Four-C loans and a very low proportion of our total assets in securities, the Bank’s total risk-based capital is a more restrictive potential limitation on our operations than is tangible or core capital. We seek to maintain total risk-based capital between 11.00% and 11.50%. As and to the extent the Bank’s total risk-based capital builds beyond the upper end of our target range, we seek to upstream the excess capital to the Bancorp where it can be used for general corporate purposes including but not limited to cash dividends to shareholders and share repurchases. Should the Bank require additional capital resources, the Bancorp has the ability to issue additional junior subordinated debentures, the proceeds from which can be downstreamed to the Bank. See “Item 1 — Business — Regulation and Supervision — Federal Savings Institution Regulation.”

At March 31, 2007, we had no material contractual obligations or commitments for capital expenditures. At March 31, 2007, we had outstanding commitments to originate and purchase loans of $67.9 million and none, respectively, compared to $152.4 million and none, respectively, at March 31, 2006. Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At March 31, 2007 and 2006, we had standby letters of credit of $29.0 million and $39.2 million, respectively. We anticipate that we will have sufficient funds available to meet our commitments. At March 31, 2007 and 2006, we had no outstanding commitments to purchase securities. See “Item 1 — Business — General.” Certificate accounts that are scheduled to mature in less than one year from March 31, 2007 totaled $1.46 billion. We expect that we will retain a substantial portion of the funds from maturing CDs at maturity either in CDs or liquid accounts. In response to the increases in short-term interest rates initiated by the Federal Reserve, as well as competitive market forces, rates on CDs have increased disproportionately to those of more liquid accounts. As a result, we have seen a shift in customer behavior back towards CDs. We anticipate that this shift in consumer preference will continue as and to the extent general market conditions create continued widening of the rate differential between CDs and liquid accounts.

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

Aggregate Contractual Obligations

The following table summarizes our material contractual obligations at March 31, 2007. The payment amounts represent those principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

Further discussion of the nature of each obligation is included in the referenced notes to the consolidated financial statements.

	Item 8 Note Reference	Within 1 Year	1 to 3 years	3 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Certificates of deposit	10	$1,455,362	93,172	33,930	1,193	1,583,657
FHLB advances	11	655,000	65,000	—	—	720,000
Promissory note	11	55,300	—	—	—	55,300
Junior subordinated debentures	12	—	—	—	56,702	56,702
Noncancelable operating leases	19	2,252	4,187	3,109	14,218	23,766
Commitments to originate Loans and leases:
Fixed rate	20	2,781	—	—	—	2,781
Variable rate	20	65,079	—	—	—	65,079

Total		$2,235,774	162,359	37,039	72,113	2,507,285

Undisbursed loan commitments:	Balance
(Dollars in thousands)
Construction	$547,516
Consumer	213,968
Commercial	198,943
Letters of credit	29,029

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

I tem 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost and capital profile. Disclosure related to market risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management” contained in Item 7 of this Form 10-K.

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

The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, (“SFAS 133”) which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s consolidated financial statements.

Concurrent with the issuance of floating rate junior subordinated debentures during September 2004 and 2005, we entered into two interest rate swaps with notional amounts aggregating $40.0 million. These swaps were designed to hedge the cash flows associated with the debentures against changes in the three month London Interbank Offered Rate (“3 month LIBOR”) to which the interest payments on the debentures are tied. At inception, these swaps were documented and designated as cash flow hedges using the “short-cut” method provisions of SFAS 133. In fiscal 2005 and 2006, the change in fair value of the swaps, net of taxes, was $476,000 and $1.1 million, respectively, and was reflected as a component of other comprehensive earnings.

In February 2006, we determined that because of an interest deferral provision contained in the debt securities, we did not qualify for the use of the “short-cut” method for establishing a cash flow hedging relationship under the provisions of SFAS 133. As a result, a non-cash credit of $1.6 million was included in non-interest income in fiscal 2006 and a non-cash charge of $597,000 was included in non-interest income in fiscal 2007. These non-cash charges and credits will occur over the remaining terms of the swaps which run through September 2009 and 2010. As a result of the realization of the non-cash credits in earnings a reclassification was included as a reduction in other comprehensive earnings in the amount of $93,000 and $1.4 million for the years ended March 31, 2007 and 2006, respectively. Hedge accounting was not applied and the change in fair value of the derivatives was recorded in the Statement of Earnings. From a purely economic standpoint, these swaps are expected to continue to be effective in hedging the floating rate nature of the debt against the 3 month LIBOR. See “Item 1—Business — Sources of Funds — Junior Subordinated Debentures and Note 12 to the Consolidated Financial Statements”.

The table below shows the notional amounts of our interest rate swap maturities and average rates at March 31, 2007 and 2006.

Interest Rate Swap Maturities and Average Rates

As of March 31, 2007

	2009	Fair Value (3) (4)
	(Dollars in thousands)
Notional Amount	$30,000	807
Weighted Average rate paid	6.08%	—
Weighted Average rate received	(1)	—

Interest Rate Swap Maturities and Average Rates

As of March 31, 2007

	2010	Fair Value (3) (5)
	(Dollars in thousands)
Notional Amount	$10,000	165
Weighted Average rate paid	5.98%	—
Weighted Average rate received	(2)	—

(1)	Interest rate received is LIBOR plus 220 basis points. This averaged 7.55 percent during fiscal 2007 and was 7.56 percent at March 31, 2007.
(2)	Interest rate received is LIBOR plus 152 basis points. This averaged 6.86 percent during fiscal 2007 and was 6.88 percent at March 31, 2007.
(3)	Fair value is as of March 31, 2007.
(4)	For the year ended March 31, 2007, a non-cash charge of $473,000 is reported in non-interest income in our statement of earnings.
(5)	For the year ended March 31, 2007, a non-cash charge of $124,000 is reported in non-interest income in our statement of earnings.

Interest Rate Swap Maturities and Average Rates

As of March 31, 2006

	2009	Fair Value (3) (4)
	(Dollars in thousands)
Notional Amount	$30,000	1,388
Weighted Average rate paid	6.08%	—
Weighted Average rate received	(1)	—

Interest Rate Swap Maturities and Average Rates

As of March 31, 2006

	2010	Fair Value (3) (5)
	(Dollars in thousands)
Notional Amount	$10,000	340
Weighted Average rate paid	5.98%	—
Weighted Average rate received	(2)	—

(1)	Interest rate received is LIBOR plus 220 basis points. This averaged 6.07 percent during fiscal 2006 and was 6.97 percent at March 31, 2006.
(2)	Interest rate received is LIBOR plus 152 basis points. This averaged 5.87 percent during fiscal 2006 and was 6.29 percent at March 31, 2006.
(3)	Fair value is as of March 31, 2006.
(4)	For the year ended March 31, 2006, a non-cash credit of $1.3 million is reported in non-interest income in our statement of earnings.
(5)	For the year ended March 31, 2006, a non-cash credit of $288,000 is reported in non-interest income in our statement of earnings.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. At this time we do not expect that the adoption of FIN 48, effective April 1, 2007, will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140” (“SFAS 155”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a Qualified Special Purpose Entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In January 2007, the FASB clarified SFAS 155 and exempted most prepayable assets from the provisions of SFAS 155 that would have required mark-to-market of those assets through income if purchased at a discount to par, which includes all pass-through securities and most structured agency and non-agency mortgage-backed securities. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS 140,” (“SFAS 156”). SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS 140, or the fair value measurement method. SFAS 156 is effective in the fiscal year beginning April 1, 2007. The adoption of SFAS 156 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”), which provides a revised definition of fair value, guidance on the methods used to measure fair value and also expands financial statement disclosure requirements for fair value information. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, SFAS 88, SFAS 106 and SFAS 132R” (“SFAS 158”), which requires an employer that sponsors a defined benefit plan to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. SFAS 158 also requires recognition of amounts previously deferred and amortized under SFAS 87 and SFAS 106 in other comprehensive income in the period in which they occur. Under SFAS 158, plan assets and obligations must be measured as of the fiscal year end. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We are currently assessing the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

I tem 8.	Financial Statements and Supplementary Data.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,
	2007	2006
	(Dollars in thousands, except share data)
Assets

Cash and equivalents	$59,587	58,831
Investment securities held-to-maturity (estimated fair value of $6,646 and $6,567 at March 31, 2007 and 2006)	6,712	6,724
Investment securities available-for-sale, at fair value	28,067	60,092
Mortgage-backed securities available-for-sale, at fair value	186,607	229,470
Loans held-for-sale	—	795
Loans and leases receivable, net (net of allowances for loan and lease losses of $46,315 and $37,126 at March 31, 2007 and 2006, respectively)	4,116,232	3,839,779
Federal Home Loan Bank (FHLB) stock, at cost	46,158	39,307
Accrued interest receivable	25,704	21,278
Assets acquired through foreclosure, net	—	8,728
Property and equipment, net	56,564	44,303
Deferred income tax asset	2,129	2,314
Prepaid expenses and other assets	25,767	29,169

Total assets	$4,553,527	4,340,790

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$3,291,645	3,057,309
FHLB advances and other borrowings	775,300	822,000
Junior subordinated debentures	56,702	56,702
Accrued expenses and other liabilities	32,767	41,048

Total liabilities	4,156,414	3,977,059

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 24,156,834 and 24,493,472; outstanding 24,108,834 and 24,493,472 at March 31, 2007 and 2006, respectively	240	244
Additional paid-in capital	180,285	175,581
Retained earnings	221,892	195,591
Accumulated other comprehensive losses	(5,304)	(7,685)

Total stockholders’ equity	397,113	363,731

Total liabilities and stockholders’ equity	$4,553,527	4,340,790

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases receivable	$321,309	245,435	199,449
Mortgage-backed securities	10,370	9,479	9,944
Investment securities and deposits	6,004	4,632	4,294

Total interest income	337,683	259,546	213,687

Interest on deposits	106,378	61,605	39,934
Interest on borrowings	49,206	27,438	18,326

Total interest expense	155,584	89,043	58,260

Net interest income	182,099	170,503	155,427
Provision for loan and lease losses	9,720	6,395	2,654

Net interest income after provision For loan and lease losses	172,379	164,108	152,773

Non-interest income:
Deposit and related fees	13,473	12,772	10,514
Loan and servicing fees	2,260	2,347	2,412
Trust, investment and insurance fees	5,792	4,575	4,419
Gain on sale of loans, net	238	180	321
Gain on sale of securities, net	(12)	923	4,771
Mark-to-market on interest rate swaps	(597)	1,568	—
Other non-interest income	2,175	1,364	1,285

Total non-interest income	23,329	23,729	23,722

Non-interest expense:
General and administrative:
Compensation and benefits	55,530	55,104	51,733
Occupancy and equipment	16,641	14,897	14,654
Marketing and professional services	13,003	11,175	9,985
Other general and administrative	15,290	13,784	14,120

Total general and administrative	100,464	94,960	90,492
Foreclosed asset operations, net	(470)	(6)	75

Total non-interest expense	99,994	94,954	90,567

Earnings before income taxes	95,714	92,883	85,928
Income taxes	39,805	40,803	40,155

Net earnings	$55,909	52,080	45,773

Basic earnings per share	$2.28	2.13	1.86

Weighted average shares outstanding for basic earnings per share	24,496,258	24,441,424	24,661,059

Diluted earnings per share	$2.25	2.10	1.81

Weighted average shares outstanding for diluted earnings per share	24,841,109	24,854,837	25,277,331

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Net earnings	$55,909	52,080	45,773

Other comprehensive earnings (losses), net of income tax expense (benefit)
Change in unrealized gains (losses) on:
Investment securities available-for-sale, at fair value, net of income tax expense (benefit) of $70, $139 and $(44) at March 31, 2007, 2006 and 2005, respectively	96	192	(61)
Mortgage-backed securities available-for-sale, at fair value, net of income tax expense (benefit) of $1,217, $(433) and $(2,191) at March 31, 2007, 2006 and 2005, respectively	1,682	(598)	(3,026)
Reclassification of realized investment securities gains included in earnings, net of income tax benefit of $343, $568 and $3,262 at March 31, 2007, 2006 and 2005, respectively	(473)	(785)	(4,503)
Reclassification of realized mortgage-backed securities losses included in earnings, net of income tax expense of $256, $0 and $0 at March 31, 2007, 2006 and 2005, respectively	353	—	—
Reclassification of realized credits on interest rate swaps included in earnings, net of income tax benefit of $67, $1,045 and $0 at March 31, 2007, 2006 and 2005, respectively	(93)	(1,444)	—
Change in fair value of interest rate swaps, net of income tax expense of $0, $768 and $345 at March 31, 2007, 2006 and 2005, respectively	—	1,061	476

	1,565	(1,574)	(7,114)

Minimum pension and other benefit liability adjustments	1,034	(548)	689
Tax benefit (expense) on change in minimum pension and other benefit liability	(435)	230	78

Total other comprehensive earnings (losses)	2,164	(1,892)	(6,347)

Comprehensive earnings	$58,073	50,188	39,426

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total
	(Dollars in thousands, except share data)
Balance at March 31, 2004	24,922,143	168	144,585	173,188	(2,121)	(3)	554	316,371
Net earnings	—	—	—	45,773	—	—	—	45,773
Repurchase of common stock	(1,229,100)	—	(5,842)	(26,909)	—	(9)	—	(32,760)
Change in minimum pension liability	—	—	—	—	—	—	689	689
Amortization under stock-based compensation plans	—	—	8,044	—	1,769	—	—	9,813
Stock options exercised	1,089,580	7	8,976	—	—	—	—	8,983
Stock split effected in the form of a stock dividend	—	84	—	(84)	—	—	—	—
Dividends ($0.550 per share for 2005)	—	—	—	(13,680)	—	—	—	(13,680)
Treasury stock retirement	—	(11)	—	—	—	11	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	—	(7,590)	(7,590)
Changes in unrealized gains on interest rate swap, net	—	—	—	—	—	—	476	476
Tax benefit from stock-based compensation/minimum pension liability	—	—	8,773	—	—	—	78	8,851

Balance at March 31, 2005	24,782,623	248	164,536	178,288	(352)	(1)	(5,793)	336,926
Net earnings	—	—	—	52,080	—	—	—	52,080
Repurchase of common stock	(783,960)	—	(3,724)	(19,620)	—	(8)	—	(23,352)
Change in minimum pension liability	—	—	—	—	—	—	(548)	(548)
Stock issued for 2004 incentive plan	81,000	1	765	—	—	—	—	766
Amortization under stock-based compensation plans	—	—	5,665	—	352	—	—	6,017
Stock options exercised	413,809	4	3,472	—	—	—	—	3,476
Dividends ($0.620 per share for 2006)	—	—	—	(15,157)	—	—	—	(15,157)
Treasury stock retirement	—	(9)	—	—	—	9	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	—	(1,191)	(1,191)
Changes in unrealized gains on interest rate swap, net	—	—	—	—	—	—	(383)	(383)
Tax benefit from stock-based compensation /minimum pension liability	—	—	4,867	—	—	—	230	5,097

Balance at March 31, 2006	24,493,472	$244	$175,581	$195,591	$—	$—	$(7,685)	$363,731
Net earnings	—	—	—	55,909	—	—	—	55,909
Repurchase of common stock	(476,500)	—	(2,263)	(12,430)	—	(5)	—	(14,698)
Change in minimum pension and other benefit liability	—	—	—	—	—	—	1,034	1,034
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	—	217	217
Stock issued for 2004 incentive plan	41,706	—	—	—	—	—	—	—
Amortization under stock-based compensation plans	—	—	4,671	—	—	—	—	4,671
Stock options exercised	98,156	1	810	—	—	—	—	811
Dividends ($0.70 per share for 2007)	—	—	—	(17,178)	—	—	—	(17,178)
Treasury stock retirement	—	(5)	—	—	—	5	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	—	1,658	1,658
Changes in unrealized gains on interest rate swap, net	—	—	—	—	—	—	(93)	(93)
Tax benefit (expense) from stock-based compensation/ minimum pension and other benefit liability	—	—	1,486	—	—	—	(435)	1,051

Balance at March 31, 2007	24,156,834	$240	$180,285	$221,892	$—	$—	$(5,304)	$397,113

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$55,909	52,080	45,773
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans, leases and securities	1,121	1,724	3,879
Dividends on FHLB stock	(2,275)	(2,304)	(1,301)
Provisions for losses on:
Loans and leases	9,720	6,395	2,654
Real estate	—	—	107
Gains on sales of loans, securities available-for-sale, real estate and property and equipment	(1,280)	(1,068)	(5,255)
Depreciation and amortization of property and equipment	4,814	3,794	3,440
Write-off of Community Reinvestment Act investment	—	—	513
Loans originated for sale	(25,380)	(15,556)	(30,017)
Proceeds from sale of loans held-for-sale	26,413	16,407	30,991
Amortization of stock-based compensation	4,671	6,783	9,813
Amortization of deferred issuance cost on junior subordinated debt	80	72	30
Decrease (increase) in market value on interest rate swaps	597	(1,568)	—
Deferred income tax benefit	(1,541)	(4,477)	(5,304)
Other, net	(9,125)	(2,495)	(11,671)

Net cash provided by operating activities	63,724	59,787	43,652

Cash flows from investing activities:
Net change in loans and leases	(286,780)	(423,726)	(287,436)
Principal payments on mortgage-backed securities available-for-sale	63,456	70,263	80,960
Principal payments on investment securities available-for-sale	26,847	45,035	56
Purchases of investment securities held-to-maturity	—	—	(1,005)
Purchases of investment securities available-for-sale	(49,183)	(44,567)	(9,960)
Purchases of mortgage-backed securities available-for-sale	(42,449)	(50,766)	(45,593)
Redemption of FHLB stock	—	8,808	7,339
Purchase of FHLB stock	(4,576)	(3,972)	(5,377)
Proceeds from maturities of investment securities available-for-sale	20,000	—	—
Proceeds from sale of investment securities available-for-sale	34,638	1,315	7,983
Proceeds from sale of mortgage-backed securities available-for-sale	24,197	—	—
Proceeds from sale of real estate and property and equipment	10,296	2	814
Purchases of property and equipment	(17,471)	(17,749)	(6,470)

Net cash used in investing activities	(221,025)	(415,357)	(258,689)

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from financing activities:
Net change in deposits	$234,336	321,372	280,891
Proceeds from long-term FHLB advances and other borrowings	859,200	827,000	321,923
Repayment of long-term FHLB advances and other borrowings	(955,900)	(665,000)	(499,000)
Net change in short-term FHLB advances and other borrowings	50,000	(109,423)	94,900
Proceeds from issuance of junior subordinated debentures, net	—	25,774	29,700
Proceeds from exercise of stock options	811	3,476	8,983
Cash dividends	(17,178)	(15,157)	(13,680)
Excess tax benefit from stock-based compensation arrangements	1,486	4,867	8,773
Purchase of treasury stock	(14,698)	(23,352)	(32,760)

Net cash provided by financing activities	158,057	369,557	199,730

Net increase (decrease) in cash and cash equivalents	756	13,987	(15,307)
Cash and cash equivalents, beginning of year	58,831	44,844	60,151

Cash and cash equivalents, end of year	$59,587	58,831	44,844

Supplemental information:
Interest paid	163,727	92,801	61,241
Income taxes paid	42,150	42,210	47,720
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	—	8,390	—

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks of $51.6 million and $48.0 million and short-term deposits in banks of $8.0 million and $10.8 million at March 31, 2007 and 2006, respectively. We consider all highly liquid debt instruments with maturities at the date of acquisition of three months or less to be cash equivalents.

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

The MSR are periodically reviewed for impairment based upon their fair value. The fair value of the MSR, for the purposes of impairment, is measured using a discounted cash flow analysis using market prepayment rates, our net servicing income, market-adjusted discount rates and credit and default risk. Impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Valuation Allowances for Loans and Leases Receivable

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

We believe that our allowances for loan and lease losses are adequate. While we use available information to recognize losses on loans and leases, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowances for loan and lease losses. Such agencies may require us to recognize additions to the allowances based on their judgments of the information available to them at the time of their examinations.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Employee Stock Ownership Plan

We accounted for the original issuance of our Employee Stock Ownership Plan (“ESOP”) as a component of equity recorded in a contra-equity account. As a result of the issuance, compensation expense was recognized over the allocation period based upon the fair value of the shares committed to be released to employees. This resulted in fluctuations in compensation expense as a result of changes in the fair value of our common stock. However, any such compensation expense fluctuations resulted in an equal and offsetting adjustment to additional paid-in capital. Our total tax expense exceeded our “expected” taxes, primarily due to a permanent difference associated with our ESOP, whereby the excess of fair value over the tax cost of ESOP shares allocated was not a deductible expense for federal and state income tax purposes.

Our original ESOP ended on December 31, 2005. During the quarter ended March 31, 2006, we initiated an ESOP reload. The ESOP reload is a nonleveraged ESOP funded with cash from the Company and shares are purchased in the open market. Compensation expense is recognized as cash is contributed or committed to be contributed to the ESOP. Dividends on unallocated shares are used to purchase additional shares for the nonleveraged ESOP. Dividends on allocated shares are credited to the participants’ accounts. The shares purchased are held by the nonleveraged ESOP until distributed to the individual participants’ accounts in December of each year. Unallocated shares under the nonleveraged ESOP are treated as outstanding shares for purposes of determining basic and diluted EPS.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we analyze the costs and benefits of the hedge in comparison to other viable alternative strategies.

The Company follows Statement of Financial Accounting Standards No. 133 (“SFAS 133”), as amended, which established accounting and reporting standards for financial derivatives, including certain financial derivatives embedded in other contracts, and hedging activities. It requires the recognition of all financial derivatives as assets or liabilities in the Company’s consolidated balance sheet and measurement of those financial derivatives at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a financial derivative is designated as a hedge and if so, the type of hedge. Fair value is based on dealer quotes, or quoted prices from instruments with similar characteristics. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivatives are reflected in current earnings, together with changes in the fair value of the related hedged item if there is a highly effective correlation between changes in the fair value of the interest rate swaps and changes in the fair value of the underlying asset or liability that is intended to be hedged. If there is not a highly effective correlation between changes in the fair value of the interest rate swap and changes in the fair value of the underlying asset or liability that is intended to be hedged, then only the changes in the fair value of the interest rate swaps are reflected in the Company’s consolidated financial statements.

Concurrent with the issuance of floating rate junior subordinated debentures during September 2004 and 2005, we entered into two interest rate swaps with notional amounts aggregating $40.0 million. These swaps were designed to hedge the cash flows associated with the debentures against changes in the three month London Interbank Offered Rate (“3 month LIBOR”) to which the interest payments on the debentures are tied. At inception, these swaps were documented and designated as cash flow hedges using the “short-cut” method provisions of SFAS 133. In fiscal 2005 and 2006, the change in fair value of the swaps, net of taxes, was $476,000 and $1.1 million, respectively and was reflected as a component of other comprehensive earnings.

In February 2006, we determined that because of an interest deferral provision contained in the debt securities, we did not qualify for the use of the “short-cut” method for establishing a cash flow hedging relationship under the provisions of SFAS 133. As a result, a non-cash credit of $1.6 million was included in non-interest income in fiscal 2006 and a non-cash charge of $597,000 was included in non-interest income in fiscal 2007. These non-cash charges and credits will occur over the remaining terms of the swaps which run through September 2009 and 2010. As a result of the realization of the non-cash credits in earnings, a reclassification was included as a reduction in other comprehensive earnings in the amount of $93,000 and $1.4 million for the years ended March 31, 2007 and 2006, respectively. Hedge accounting was not applied and the change in fair value of the derivatives was recorded in the Statement of Earnings. From a purely economic standpoint, these swaps are expected to continue to be effective in hedging the floating rate nature of the debt against changes in the 3 month LIBOR.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Had we determined compensation cost based on the fair value using the Black-Scholes model at the grant date for our stock options exercisable under SFAS 123, our results of operations would have been adjusted to the pro forma amounts indicated below:

Year Ended March 31, 2005
Net earnings:
As reported	$45,773
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9,099
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,279)

Pro forma net earnings	$45,593

Earnings per share
Basic – as reported	$1.86

Basic – pro forma	1.85

Diluted – as reported	$1.81

Diluted – pro forma	1.80

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

During September 2004, our shareholders approved the 2004 Equity Incentive Plan (the “2004 Plan”). We account for the share-based payment awards using a fair-value-based measurement determined as of the grant date. Compensation cost is recognized over the requisite period using the grant-date fair value. Awards to employees vest based on a combination of performance and service, while awards to Directors vest based on service.

During September 2006, our shareholders approved the 2006 Equity Incentive Plan (the “2006 Plan”). We account for the share-based payment awards using a fair-value-based measurement determined as of the grant date. Compensation cost is recognized over the requisite period using the grant-date fair value. Awards to employees vest based on performance and service.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. At this time we do not expect that the adoption of FIN 48 effective April 1, 2007, will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140” (“SFAS 155”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a Qualified Special Purpose Entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In January 2007, the FASB clarified SFAS 155 and exempted most prepayable assets from the provisions of SFAS 155 that would have required mark-to-market of those assets through income if purchased at a discount to par, which includes all pass-through securities and most structured agency and non-agency mortgage-backed securities. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS 140,” (“SFAS 156”). SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS 140, or the fair value measurement method. SFAS 156 is effective in the fiscal year beginning April 1, 2007. The adoption of SFAS 156 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”), which provides a revised definition of fair value, guidance on the methods used to measure fair value and also expands financial statement disclosure requirements for fair value information. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, SFAS 88, SFAS 106 and SFAS 132R” (“SFAS 158”), which requires an employer that sponsors a defined benefit plan to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. SFAS 158 also requires recognition of amounts previously deferred and amortized under SFAS 87 and SFAS 106 in other comprehensive income in the period in which they occur. Under SFAS 158, plan assets and obligations must be measured as of the fiscal year end. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We are currently assessing the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

(2) Investment Securities

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government obligations	$6,712	1	(67)	6,646

Total	$6,712	1	(67)	6,646

Available-for-sale:
Corporate debt securities	$27,936	—	(19)	27,917
Equity securities:
Direct	150	—	—	150

Total Equity securities	150	—	—	150

Total	$28,086	—	(19)	28,067

During the years ended March 31, 2007, 2006 and 2005, we sold investment securities generating gross proceeds of $34.6 million, $1.3 million and $8.0 million, respectively. During the years ended March 31, 2007, 2006 and 2005, gross gains on the sale of investment securities were $681,000, $923,000 and $4.8 million, respectively. There were no gross losses on investment securities for the years ended March 31, 2007, 2006 and 2005. At March 31, 2007, investment securities having a carrying value of $5.7 million were primarily pledged to secure public deposits.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The amortized cost and estimated fair value of investment securities held-to-maturity and available-for-sale at March 31, 2007, by contractual maturity are presented below:

	Held-to-maturity		Available-for-sale
Maturity	Amortized Cost	Estimated Fair Value	Estimated Fair Value
	(Dollars in thousands)
Within one year	$6,712	6,646	24,937
After one to five years	—	—	—
After five to ten years	—	—	—
After ten years	—	—	3,130

Total	$6,712	6,646	28,067

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Available-for-sale:
Investment securities	$—	—	24,937	(19)	24,937	(19)

Total	$—	—	24,937	(19)	24,937	(19)

The fair value of temporarily impaired investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Available-for-sale:
Investment securities	$44,481	(110)	—	—	44,481	(110)

Total	$44,481	(110)	—	—	44,481	(110)

All individual investment securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2007 and 2006 had investment grade ratings upon purchase. The issuers of these investment securities have not, to our knowledge, established any cause for default on these investment securities and the various rating agencies have reaffirmed these investment securities’ long term investment grade status at March 31, 2007 and 2006. These investment securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability, and management intends to hold these investment securities until their fair values recovers to cost. Therefore, in management’s opinion, all investment securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2007 and 2006 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2007 and 2006 are warranted.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$27,570	125	(97)	27,598
FHLMC	64,364	96	(503)	63,957
FNMA	96,169	92	(1,209)	95,052

Total	$188,103	313	(1,809)	186,607

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$48,545	65	(473)	48,137
FHLMC	78,182	36	(2,184)	76,034
FNMA	107,748	119	(2,568)	105,299

Total	$234,475	220	(5,225)	229,470

The mortgage-backed securities have remaining maturities of up to 30 years.

During the year ended March 31, 2007, we sold mortgage-backed securities generating gross proceeds of $24.2 million. We realized a net loss of $693,000 on sales of mortgage-backed securities during fiscal year 2007. During the years ended March 31, 2006 and 2005, we did not realize any net gains or losses on sales of mortgage-backed securities available-for-sale.

At March 31, 2007, mortgage-backed securities having a carrying value of $186.4 million were pledged to secure public deposits, treasury tax and loan, FHLB advances and Federal Reserve Bank discount window borrowings.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Available-for-sale:
GNMA	$—	—	16,375	(96)	16,375	(96)
FHLMC	1,488	(8)	44,227	(495)	45,715	(503)
FNMA	3,331	(10)	62,852	(1,200)	66,183	(1,210)

Total	$4,819	(18)	123,454	(1,791)	128,273	(1,809)

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

All individual mortgage-backed securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2007 and 2006 had investment grade ratings upon purchase. The issuers of these mortgage-backed securities have not, to our knowledge, established any cause for default on these mortgage-backed securities and the various rating agencies have reaffirmed these mortgage-backed securities’ long term investment grade status at March 31, 2007 and 2006. These mortgage-backed securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability, and management intends to hold these securities until their fair values recovers to cost. Therefore, in management’s opinion, all mortgage-backed securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2007 and 2006 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2007 and 2006 are warranted.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Loans and Leases Receivable

Loans and leases receivable are summarized as follows:

	March 31,
	2007	2006
	(Dollars in thousands)
Mortgage loans:
Residential:
One-to-four family	$1,421,310	1,522,572
Multi-family	235,424	188,257
Commercial real estate	679,526	611,247
Construction and land	1,775,589	1,608,165

Total mortgage loans	4,111,849	3,930,241
Commercial loans and leases	286,678	264,168
Consumer	313,203	281,488

Total loans and leases	4,711,730	4,475,897
Less:
Undisbursed portion of construction loans	(547,516)	(596,198)
Net premiums on loans and leases	1,361	2,310
Net deferred loan origination fees	(3,028)	(5,104)
Allowance for loan and lease losses (Note 6)	(46,315)	(37,126)

Total loans and leases receivable, net	$4,116,232	3,839,779

Weighted average yield	7.96%	7.00

Loans receivable from our officers and directors were as follows:

	March 31,
	2007	2006
	(Dollars in thousands)
Beginning balance	$3,431	2,627
Additions	—	1,749
Repayments	(131)	(945)

Ending balance	$3,300	3,431

The interest rate charged on real estate loans to our officers and directors is the 11th District Cost of Funds Index (“COFI”) plus 1.015 percent. The interest rate charged on non-real estate loans to our officers and directors is the COFI plus 2.015 – 3.015 percent. As of March 31, 2007 and 2006, there were no impaired loans to officers and directors.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table presents impaired loans and leases with specific allowances and the amount of such allowances and impaired loans and leases without specific allowances.

	March 31, 2007
	Loans and Leases with Specific Allowances	Loans and Leases without Specific Allowances	Total Impaired Loans and Leases
	(Dollars in thousands)
Carrying value	$10,199	1,222	11,421
Specific allowance	685	—	685

Net balance	$9,514	1,222	10,736

	March 31, 2006
	Loans and Leases with Specific Allowances	Loans and Leases without Specific Allowances	Total Impaired Loans and Leases
	(Dollars in thousands)
Carrying value	$74	1,056	1,130
Specific allowance	15	—	15

Net balance	$59	1,056	1,115

The average recorded investment in impaired loans and leases totaled $2.2 million in fiscal 2007 and $7.6 million in fiscal 2006. During fiscal 2007, total interest recognized on the impaired and non-accrual loan portfolio was $100,000 compared to $139,000 in fiscal 2006 and $302,000 in fiscal 2005. There was no income recorded utilizing the cash basis method of accounting for fiscal 2007, 2006 and 2005.

The aggregate amount of non-accrual loans and leases receivable that are contractually past due 90 days or more as to principal or interest were $11.4 million and $1.1 million at March 31, 2007 and 2006, respectively. The aggregate amount of loans and leases that were contractually past due 90 days or more as to principal or interest but still accruing was zero at March 31, 2007 and 2006.

Interest due on non-accrual loans and leases, that was excluded from interest income, was approximately $320,000 for fiscal 2007, $581,000 for fiscal 2006 and $788,000 for fiscal 2005.

(5) Assets Acquired through Foreclosure

(Gain) loss from foreclosed asset operations, net is summarized as follows:

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
(Gain) loss on sale of foreclosed assets, net	$(458)	(15)	(41)
Foreclosed asset expense (income)	(12)	9	9
Provision for losses on foreclosed assets	—	—	107

Total	$(470)	(6)	75

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6) Allowances for Losses on Loans and Leases Receivable

Activity in the allowances for losses on loans and leases is summarized as follows:

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Loans and leases receivable:
Beginning balance	$37,126	33,302	30,819
Provision	9,720	6,395	2,654
Charge-offs	(898)	(2,896)	(1,042)
Recoveries	367	325	871

Ending balance	$46,315	37,126	33,302

(7) Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	March 31,
	2007	2006
	(Dollars in thousands)
Investment securities	$492	1,014
Mortgage-backed securities	1,014	1,128
Loans and leases receivable	24,198	19,136

Total	$25,704	21,278

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Property and Equipment, net

Property and equipment, net is summarized as follows:

	March 31,
	2007	2006	Estimated Life
	(Dollars in thousands)
Land	$10,897	10,945	—
Buildings and improvements	41,092	26,825	40
Leasehold improvements	5,964	5,847	(a	)
Furniture, fixtures and equipment	40,949	36,660	7
Automobiles	171	175	3
Construction in progress	5,923	9,641	—

	104,996	90,093
Accumulated depreciation and amortization	(48,432)	(45,790)

Total	$56,564	44,303

(a)	Amortized over the shorter of the life of the improvement or the length of the lease.

Depreciation and amortization expense on premises and equipment for the fiscal years ended March 31, 2007, 2006 and 2005 was $4.8 million, $3.8 million and $3.4 million, respectively.

(9) Loan Servicing

Following is a table that summarizes the activity in mortgage servicing rights.

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Mortgage servicing rights, net, beginning of period	$283	307	333
Additions	119	71	102
Amortization	(16)	(48)	(32)
Impairment write-down	(92)	(47)	(96)

Mortgage servicing rights, net, end of period	$294	283	307

Estimated fair value	$294	283	307

At period end
Mortgage loans serviced for others	$109,434	99,224	121,306
Weighted average interest rate on loans serviced	5.41%	5.12	4.47

Mortgage servicing rights are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Loan servicing and sale activities are summarized as follows:

	As of and for the Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Balance sheet information:
Loans held for sale	$—	795	1,466

Statement of earnings information:
Loan servicing fees	227	390	403
Amortization of servicing asset	(16)	(48)	(32)

Loan servicing fees, net	$211	342	371

Gain on sale of loans	$238	180	321

Statement of cash flows information:
Loans originated for sale	$25,380	15,556	30,017

Proceeds from sale of loans	$26,413	16,407	30,991

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Deposits

Deposits and their respective weighted average interest rates paid at the dates indicated are summarized as follows:

	March 31,
	2007		2006
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)
Non-interest-bearing demand accounts	0.00%	$295,078	0.00%	$315,554
Interest-bearing demand accounts	0.42	317,699	0.51	408,779
Savings accounts	0.42	137,863	0.42	163,632
Money market accounts	3.78	957,348	2.53	801,825
Certificate accounts	4.98	1,583,657	4.17	1,367,519

Total	3.56%	$3,291,645	2.62%	$3,057,309

Certificate accounts maturing subsequent to March 31, 2007, are summarized as follows:

Year Ending March 31,	Amount
(Dollars in thousands)
2008	$1,455,362
2009	44,277
2010	48,895
2011	11,222
2012	22,708
Thereafter	1,193

Total	$1,583,657

Interest expense on deposits is summarized as follows:

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Savings accounts	$620	555	504
Interest-bearing demand accounts	1,660	2,576	3,796
Money market savings	31,351	21,105	12,077
Certificate accounts	72,747	37,369	23,557

Total	$106,378	61,605	39,934

At March 31, 2007 and 2006, we had accrued interest payable on deposits of $2.1 million and $1.2 million, which is included in other liabilities in our accompanying consolidated balance sheets.

At March 31, 2007 and 2006, $166.0 million and $150.1 million of public funds on deposit were secured by loans receivable, mortgage-backed securities and investment securities with aggregate carrying values of $209.1 million and $182.6 million, respectively.

The aggregate amount of certificates of deposit with balances of $100,000 or more were $934.2 million and $795.5 million at March 31, 2007 and 2006, respectively. For deposit accounts with balances in excess of $100,000, that portion in excess of $100,000 may not be federally insured.

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

	March 31,
	2007	2006	2005
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$851,186	710,267	827,035
Maximum amount outstanding at any month-end during the year	947,000	811,000	985,000
Amount outstanding at year end (1)	720,000	795,000	757,500
Average interest rate:
For the year	5.08%	3.35	2.05
At year end	5.30	4.44	2.52

Reverse repurchase agreements:
Average amount outstanding during the year	$—	—	1,688
Maximum amount outstanding at any month-end during the year	—	—	4,470
Amount outstanding at year end	—	—	—
Average interest rate:
For the year	—%	—	1.87
At year end	—	—	—

Promissory Note (2) :
Average amount outstanding during the year	$34,013	12,526	3,517
Maximum amount outstanding at any month-end during the year	55,300	28,078	11,923
Amount outstanding at year end	55,300	27,000	11,923
Average interest rate:
For the year	7.12%	7.30	7.10
At year end	7.07	6.39	7.00

(1)	Included in the balance of FHLB advances outstanding at March 31, 2007, 2006 and 2005, is a putable borrowing of $15.0 million with a final maturity date of February 12, 2008. The advance is subject to quarterly put dates from May 12, 2007 through the final maturity date.
(2)	An unsecured revolving line of credit in the amount of $65.0 million was entered into by PFF Bancorp, Inc. with a commercial bank with an adjustable interest rate of One Month LIBOR plus 175 basis points, and a 365 day term. This line of credit contains the following covenants; (i) non-performing loans to total loans must not exceed 1.25%, (ii) minimum return on average assets must meet or exceed 1 percent (iii) the Bank must maintain “Well Capitalized” status, (iv) the Company must maintain a compensating demand deposit account balance of at least $1.3 million at the commercial bank. Subsequent to March 31, 2007, the unsecured line of credit with the commercial bank was increased to $75.0 million. The Company is in compliance with the covenants of this line of credit.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

FHLB advances have the following final maturities at March 31, 2007.

Amount
(Dollars in thousands)
2008	$655,000
2009	65,000
thereafter	—

Total	$720,000

Interest expense on FHLB advances and other borrowings is summarized as follows:

	Year ended March 31,
	2007	2006	2005
	(Dollars in thousands)
FHLB advances	$42,357	22,862	15,857
Reverse repurchase agreements	—	—	37
Other interest expense	3,318	1,880	1,481

Total	$45,675	24,742	17,375

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

The proceeds from the issuance of the junior subordinated debentures are being used as a funding vehicle for Diversified Builder Services, Inc. as well as for general corporate purposes. Because the Bancorp is not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company. The $30.9 million and $25.8 million of junior subordinated debentures acquired by Trust I and Trust II, respectively, totaling $56.7 million are reflected as borrowings on our consolidated balance sheet at March 31, 2007. The distributions paid on the junior subordinated debentures are reflected as interest expense in the consolidated statements of earnings. Interest expense on the junior subordinated debentures was $4.1 million and $2.7 million for the fiscal years ended March 31, 2007 and 2006, respectively.

The table below summarizes the outstanding junior subordinated debentures issued by us as of March 31, 2007:

Trust Name	Issuance Date	Principal Balance of Debentures	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
	(Dollars in thousands)
PFF Bancorp Capital Trust I	September 30, 2004	$30,928	November 23, 2009	November 23, 2034	3 Month LIBOR + 2.20%	7.560%	February 23, 2007	February May August November

PFF Bancorp Capital Trust II	September 16, 2005	$25,774	November 23, 2010	November 23, 2035	3 Month LIBOR + 1.52%	6.880%	February 23, 2007	February May August November

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Derivative Hedging Activities

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive 3 month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. We determined that the interest rate swap does not qualify for hedge treatment under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). As a result, a non-cash charge of $473,000 and a non-cash credit of $1.3 million were included in non-interest income in the Statements of Earnings for the fiscal years ended March 31, 2007 and 2006, respectively. At March 31, 2007, the interest rate swap with a notional amount of $30.0 million had a fair value of $807,000. The periodic net settlement of this swap decreased interest expense by $441,000 and $3,500 for the fiscal years ended March 31, 2007 and 2006, respectively.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years. The interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive 3 month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. We determined that the interest rate swap does not qualify for hedge treatment under the provisions of SFAS 133. As a result, a non-cash charge of $124,000 and non-cash credit of $288,000 were included in non-interest income in the Statements of Earnings for the fiscal years ended March 31, 2007 and 2006, respectively. At March 31, 2007, the interest rate swap with a notional amount of $10.0 million had a fair value of $165,000. The periodic net settlement of this swap decreased interest expense by $88,000 and $7,300 for the fiscal years ended March 31, 2007 and 2006, respectively.

(14) Lines of Credit

At March 31, 2007 and 2006, we had maximum borrowing capacity from the FHLB of San Francisco in the amount of $1.80 billion and $1.60 billion, respectively. Based upon pledged collateral in place, we had available borrowing capacity of $605.2 million and $319.8 million as of March 31, 2007 and 2006, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities and investment securities aggregating $1.29 billion and $1.08 billion as of March 31, 2007 and 2006, respectively and our required investment in one hundred dollar par value capital stock of the FHLB of San Francisco. At March 31, 2007 and 2006, the cost basis of this FHLB capital stock was $46.2 million and $39.3 million, respectively. At March 31, 2007 we also had $9.7 million available under a $65.0 million line of credit with a commercial Bank. Subsequent to March 31, 2007, the line of credit was increased to $75.0 million.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Employee Benefit Plans

Pension Plan

We maintain a defined benefit Pension Plan (“Pension Plan”) that provides benefits to our employees based on each employee’s years of service and final average earnings determined over the three-year period prior to the benefit determination date. Employees become fully vested upon completion of five years of qualifying service. We also maintain a Retirement Plan for all directors and a Supplemental Plan for all senior officers. Effective December 31, 1995, we elected to freeze the Pension Plan, Directors’ Retirement and Supplemental Plan. Accordingly, accrued benefits as of December 31, 1995, have not increased.

The following table sets forth the plans’ change in benefit obligation and change in plan assets at the plans’ most recent measurement dates.

	Year ended March 31,
	2007		2006
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
	(Dollars in thousands)
Change in benefit obligation
Projected benefit obligation, beginning of year	$23,390	2,444	23,822	2,568
Interest cost	1,245	128	1,327	141
Benefits paid	(1,531)	(239)	(1,995)	(243)
Actuarial loss (gain)	(600)	(93)	236	(22)

Projected benefit obligation, end of year	$22,504	2,240	23,390	2,444

Change in plan assets
Plan assets, beginning of year	$19,664	—	21,141	—
Actual return on plan assets	1,238	—	518	—
Employer contribution	1,000	239	—	243
Benefits paid	(1,531)	(239)	(1,995)	(243)

Plan assets, end of year	$20,371	—	19,664	—

Funded status	$(2,133)	(2,240)	(3,726)	(2,444)
Unrecognized transition obligation	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized loss	6,815	284	7,988	417

Prepaid (accrued) benefit cost	$4,682	(1,956)	4,262	(2,027)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$(2,133)	(2,240)	(3,726)	(2,663)
Accumulated other comprehensive income	6,815	284	7,988	636

Net amount recognized	$4,682	(1,956)	4,262	(2,027)

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Net periodic pension costs for fiscal 2007, 2006 and 2005 included the following components:

	Year ended March 31,
	2007		2006		2005
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$1,245	128	1,327	141	1,332	146
Expected return on plan assets	(1,229)	—	(1,326)	—	(1,325)	—
Amortization of unrecognized transition obligation	—	—	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—	—	—
Amortization of unrecognized loss	565	41	507	48	575	48

Net periodic pension expense	$581	169	508	189	582	194

The incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet is as follows:

	March 31, 2007
	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(Dollars in thousands)
Accrued expenses and other liabilities	$33,122	(355)	32,767
Deferred income tax asset	2,278	(149)	2,129
Accumulated other comprehensive losses	(5,510)	206	(5,304)
Total stockholders’ equity	396,907	206	397,113

The amount included within other comprehensive earnings for the period arising from the change in the additional minimum pension liability is as follows:

	Year ended March 31,
	2007		2006
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
	(Dollars in thousands)
Minimum pension liability adjustment	$(1,173)	3	537	11

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets are as follows:

	Year ended March 31,
	2007		2006
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
Weighted-average assumptions
Discount rate	5.75%	5.75	5.50%	5.50
Expected long-term rate of return on plan assets	6.50	—	6.50	—

A summary of Pension Plan assets by source is as follows:

	As of March 31,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Cash equivalents	$1,033	5%	$1,255	6%
Bonds	10,020	49	8,628	44
Common Stocks	9,168	45	9,676	49
Mutual Funds	150	1	105	1
Cash	—	—	—	—
Real Estate	—	—	—	—

Total assets	$20,371	100%	$19,664	100%

The following presents the benefits projected to be paid to participants in the Employee Pension Plan for the next ten years:

Fiscal year ending March 31,	Projected Benefit Payout
(Dollars in thousands)
2008	$1,669
2009	1,640
2010	1,649
2011	1,621
2012	1,639
2013-2017	8,436

Capital Accumulation Plan

In 1985, we established a capital accumulation plan (the “401(k) Plan”), which is available to all employees. Under the 401(k) Plan, we contribute funds in an amount equal to 100% of the first three percent and 50% of the fourth and fifth percent (for a total maximum possible contribution of four percent) of employee contributions. In fiscal 2007, 2006 and 2005, the total 401(k) Plan expense was $1.1 million, $991,000 and $839,000, respectively and is included in compensation and benefits expense.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Deferred Compensation Plans

We provide a non-qualified Directors’ Deferred Compensation Plan and a non-qualified Employees’ Deferred Compensation Plan that offer directors and senior officers the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors’ Deferred Compensation Plan becomes payable no later than the first day of the month following the date the participant attains age 70.5. The benefit from the Employees’ Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70.5, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules, including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to our depositors or, at the participants’ election, investment earnings or losses equivalent to that of our common stock. Employees and directors can also select to defer receipt of vested stock awards granted under the 1996 Incentive Plan under the terms of the respective deferred compensation plan. At March 31, 2007 and 2006, the liability under these plans included in accrued expenses and other liabilities was $1.5 million and $1.8 million, respectively.

Post Retirement Medical Benefits

We currently provide post retirement medical coverage to eligible employees. We pay the employees monthly medical premiums for 12 months. After twelve months, the employee may continue on our group medical plan up to age 65 with the employee paying 100% of the premiums. For the fiscal years ended March 31, 2007, 2006 and 2005, the expense associated with this coverage was $110,000, $81,000 and $60,000, respectively. At March 31, 2007 and 2006, the post retirement medical coverage obligation recorded in our accrued expenses and other liabilities was $501,000 and $284,000, respectively.

Post Retirement Executive Death Benefit

We currently provide a post retirement executive death benefit to four former executives. For the fiscal years ended March 31, 2007, 2006 and 2005 the expense associated with this coverage was $22,000, $22,000 and $(204,000), respectively. At March 31, 2007 and 2006, the post retirement executive death benefit obligation recorded in our accrued expenses and other liabilities was $410,000 and $408,000, respectively. During fiscal year ended March 31, 2007, the initial application of SFAS 158 resulted in an incremental reduction in accrued expenses and other liabilities of $19,000, an increase in deferred tax liabilities of $8,000, and an increase in accumulated other comprehensive income and stockholders’ equity of $11,000.

Executive Life Insurance Benefit

We currently provide life insurance coverage to eligible employees. We purchase life insurance policies for employees under split dollar arrangements. Upon separation from the Bank, the policy is transferred to the employee if the participant is vested. The employee can continue the policy by paying 100% of the premiums. For the fiscal years ended March 31, 2007 and 2006, the expense associated with this coverage was $(58,000) and $665,000, respectively. At March 31, 2007 and 2006, the post retirement life insurance coverage obligation recorded in our accrued expenses and other liabilities was $606,000 and $665,000, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Employee Stock Ownership Plan

In connection with our initial public offering of stock in March 1996, our ESOP purchased 3,332,700 shares of our common stock at approximately $4.76 per share (adjusted for stock splits), or $15.9 million, which was funded by a 10 year loan from the Bancorp. The final loan installment was repaid in December 2005 from the Bank’s contractual and discretionary contributions. Dividends on unallocated shares held by the ESOP were used to accelerate loan paydowns. Dividends on allocated shares were credited to the participants’ accounts. The loan was secured by the common stock owned by the ESOP and shares were allocated to the eligible participants based on compensation as described in the ESOP. The value of ESOP shares committed to be released was included in compensation expense based upon the fair value of the shares on the dates of the commitment. At December 31, 2005, all shares in the initial ESOP had been allocated.

Upon allocation of all shares distributed under the initial ESOP purchase, we initiated a reload of our ESOP during the fourth quarter of fiscal 2006. The ESOP reload is a nonleveraged ESOP funded with cash from the Company and shares are purchased in the open market. Dividends on unallocated shares are used to purchase additional shares. Dividends on allocated shares are credited to the participants’ accounts. The shares purchased with the cash contributed by the Company are held by the nonleveraged ESOP until distributed to the individual participants’ accounts in December of each year.

For the years ended March 31, 2007, 2006 and 2005 ESOP shares of 94,000, 76,974 and 383,082, respectively were allocated to participants. Compensation expense associated with the ESOP totaled $3.3 million, $3.2 million and $9.9 million for the years ended March 31, 2007, 2006 and 2005, respectively. At March 31, 2007, the number of shares in the ESOP totaled 2,221,310 and were all allocated.

2006 Equity Incentive Plan

During September 2006, our stockholders approved the PFF Bancorp, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the granting of 2,953,234 options or 1,476,617 restricted stock awards to Directors or employees. Additionally, any options or awards previously granted under the share-based payment plans described below that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2006 Plan.

A summary of our nonvested awards to employees that vest based on a combination of service and performance as of March 31, 2007 and changes during the twelve months ended March 31, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at April 1, 2006	—	$—
Granted	307,398	30.71
Vested	—	—
Forfeited	(3,300)	30.58

Nonvested at March 31, 2007	304,098	$30.71

Based upon current performance levels, compensation expense associated with the 2006 Plan was $1.2 million for the fiscal year ended March 31, 2007. As of March 31, 2007, there was $3.5 million of total unrecognized compensation cost related to nonvested awards granted under the 2006 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

2004 Equity Incentive Plan

The 2004 Plan which was approved by our shareholders in September 2004, authorizes the granting of 1,112,632 options or 556,315 restricted stock awards to Directors or employees. Any ungranted options or awards along with options or awards previously granted under the 1996 and 1999 Plans that expire, lapse or otherwise terminate for any reason without having been settled in full become available for issuance under the 2004 Plan. Concurrent with shareholder approval of the 2004 Equity Incentive Plan, 62,636 options available for grant under the 1996 and 1999 Plans were transferred into the 2004 Equity Incentive Plan. Additionally, during the fiscal year ended March 31, 2007 and 2006, 840 and 2,813 options issued under the 1996 Plan were forfeited or expired and transferred to the 2004 Plan.

During May and July 2005, 441,100 restricted stock awards were granted to employees. Based on performance, 41,406 awards vested during the period ended March 31, 2007. Subject to meeting or exceeding the specified performance measures, the maximum number of shares vesting as of March 31, 2007 and 2008 will be 147,772 and 220,550, respectively. The specified performance measures include percentage growth in diluted earnings per share, return on average equity, net interest margin and efficiency ratio (all of which are to be measured relative to a defined peer group) as well as percentage growth in the Bank’s deposit households and percentage growth in the Four-Cs (both of which are to be measured relative to internal targets). Additionally, should percentage growth in diluted earnings per share not meet or exceed the specified target, all shares subject to vesting for that particular performance period will be forfeited. Once at least three of the six performance measures (including percentage growth in diluted earnings per share) are met, a pro-rata portion of the awards are earned in a manner such that for the full number of shares specified to be earned, performance must meet or exceed the specified targets for all six performance measures. Also during May 2005, an additional 81,900 service-based restricted stock awards were granted primarily to non-employee Directors. These service-based awards vest in generally equal annual installments over three years beginning in May 2006.

For the fiscal year ended March 31, 2007 and 2006, compensation expense associated with the 2004 Plan was $2.1 million and $3.6 million. As of March 31, 2007, based upon current performance levels, there was $1.4 million of total unrecognized compensation cost related to non-vested awards granted under the 2004 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of one year.

A summary of activity of our nonvested awards principally to Directors that vest solely based on service as of March 31, 2007 and 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Nonvested at April 1, 2006	81,900	$28.59
Granted	—	—
Vested	(29,550)	28.59
Forfeited	—	—

Nonvested at March 31, 2007	52,350	$28.59

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Nonvested at April 1, 2005	—	$—
Granted	81,900	28.59
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	81,900	$28.59

A summary of activity of our nonvested awards to employees that vest based on a combination of service and performance as of March 31, 2007 and 2006 are presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Nonvested at April 1, 2006	329,565	$27.49
Granted	—	—
Vested	(41,406)	28.05
Forfeited	(53,286)	27.72

Nonvested at March 31, 2007	234,873	$27.34

	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Nonvested at April 1, 2005	—	$—
Granted	441,100	27.45
Vested	—	—
Forfeited	(111,535)	27.31

Nonvested at March 31, 2006	329,565	$27.49

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. SFAS 123R is effective for fiscal years beginning after June 15, 2005. We adopted SFAS 123R beginning with our first quarter of fiscal 2006. See “Note 1 – Stock Option Plans.”

The maximum number of shares reserved for Awards under the 1996 Plan was 5,832,225 shares, with 4,165,875 shares reserved for purchase pursuant to options and 1,666,350 shares reserved for awards of our common stock. The maximum number of shares reserved under the 1999 Plan was 1,312,500 all of which were reserved for purchase pursuant to options. The exercise price of all options under both plans must be 100% of the fair value of our common stock at the time of grant and the term of the options may not exceed 10 years. Of the 1,666,350 shares reserved for stock awards, 1,618,138 shares with a fair value of $9.9 million were granted to directors and executive officers during the year ended March 31, 1997 with 1,118,250 shares granted to employees and 499,888 shares granted to directors. An additional 31,500 shares with a fair value of $214,000 at the time of grant were granted to a newly promoted executive officer during the year ended March 31, 1998. During the year ended March 31, 2002 the remaining 16,712 shares, with a fair value of $258,000, were granted to executive officers. Stock awards vested in five equal annual installments ending in October 2001 with the exception of the 16,712 shares, which vested in one installment on March 27, 2002. With respect to shares of our common stock granted to executive officers, the 1996 Plan provided that the vesting of 75% of the third, fourth and fifth annual installments was subject to the attainment of certain performance goals. Those goals were met. There was no compensation expense associated with stock awards granted under the 1996 Incentive Plan recognized for the years ended March 31, 2007, 2006 and 2005. Receipt of vested stock awards may be deferred under the directors or employees deferred compensation plans. Concurrent with shareholder approval of the 2004 Equity Incentive Plan, any remaining options available for grant under the 1996 and 1999 Plans were transferred into the 2004 Equity Incentive Plan.

A summary of option activity under the 1996 and 1999 Plans is presented below:

	For the Year Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at March 31, 2006	602,993	$12.49	—	$—
Granted	—	—	—	—
Exercised	(98,978)	8.50	—	—
Forfeited or expired	(840)	15.33	—	—

Outstanding at March 31, 2007	503,175	$13.27	4.77	$8,583

Options exercisable at March 31, 2007	503,175	$13.27	4.77	$8,583

No options were granted during the fiscal years ended March 31, 2007 and 2006. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $2.8 million, $9.2 million and $20.7 million, respectively. Cash received from options exercised under the 1996 and 1999 Plans for the fiscal 2007 was $809,000. The tax benefit realized from options exercised totaled $1.1 million for the fiscal year ended March 31, 2007.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Compensation expense under the 1996 and 1999 Plans was $14,000 and $94,000 for fiscal year ended March 31, 2007 and 2006, respectively, based upon the vesting of 3,080 and 13,779 options, respectively.

The table below reflects, for the periods indicated, the activity in our stock options issued under the 1996 and 1999 Plans.

	For the Year Ended March 31,
	2007	2006	2005
Balance at beginning of period	602,993	1,019,615	2,109,692
Granted	—	—	—
Exercised	(98,978)	(413,809)	(1,089,580)
Forfeited or expired	(840)	(2,813)	(497)

Balance at end of period	503,175	602,993	1,019,615

Options exercisable	503,175	597,394	992,380
Options available for grant	—	—	—
Options transferred to 2004 Plan	840	2,813	62,636

Weighted average option price per share:
Outstanding	$13.27	12.49	10.82
Exercisable	13.27	12.50	10.66
Exercised	8.50	8.40	8.24
Granted	—	—	—
Expired	15.33	9.39	6.90

The following table summarizes information with respect to our stock options outstanding as of March 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At March 31, 2007	Weighted-average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Outstanding at March 31, 2007	Weighted- Average Exercise Price
$ 6.00 to 8.00	12,369	2.5	$7.21	12,369	$7.21
8.01 to 10.00	4,195	1.0	9.42	4,195	9.42
10.01 to 12.00	18,490	4.2	11.45	18,490	11.45
12.01 to 14.00	391,491	4.7	12.69	391,491	12.69
14.01 to 16.00	55,529	5.7	15.57	55,529	15.57
16.01 to 18.00	3,465	6.2	17.97	3,465	17.97
18.01 to 30.00	17,636	6.7	25.07	17,636	25.07

	503,175			503,175

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Income Taxes

For the years ended March 31, 2007, 2006 and 2005, the current and deferred amount of income tax expense (benefit) are as follows:

	Current	Deferred	Total
	(Dollars in thousands)
Year Ended March 31, 2007
Federal	$30,767	(1,181)	29,586
State	10,579	(360)	10,219

Total	$41,346	(1,541)	39,805

Year Ended March 31, 2006
Federal	$34,113	(3,579)	30,534
State	11,167	(898)	10,269

Total	$45,280	(4,477)	40,803

Year Ended March 31, 2005
Federal	$33,764	(3,833)	29,931
State	11,695	(1,471)	10,224

Total	$45,459	(5,304)	40,155

For the years ended March 31, 2007, 2006 and 2005, our current federal and state tax liabilities were reduced by $1.5 million, $3.7 million and $8.8 million, respectively due to tax deductions for certain stock-based awards and benefit plans that did not result in a charge to compensation expense.

At March 31, 2007, we had current federal and state income tax receivables of $3.6 million and $4.3 million, respectively. At March 31, 2006, we had current federal and state income tax receivables of $1.6 million and $4.0 million, respectively. The tax receivables are reflected as a component of prepaid expenses and other assets.

A reconciliation of total income taxes and the amount computed by applying the applicable federal income tax rate to earnings before income taxes follows:

	Year Ended March 31
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Computed “expected” taxes	$33,500	35%	$32,509	35%	$30,075	35%
Increase in taxes resulting from:
California franchise tax, net of federal tax benefit	6,697	7	6,635	7	6,715	8
Fair value of ESOP shares over deduction	—	—	651	1	2,779	3
Other items	(392)	—	1,008	1	586	1

Total	$39,805	42%	$40,803	44%	$40,155	47%

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

	March 31, 2007	Taxes (Benefit)	March 31, 2006	Taxes (Benefit)	March 31, 2005
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$(21,044)	(4,025)	$(17,019)	(3,040)	(13,979)
California franchise tax	(4,294)	(40)	(4,254)	(969)	(3,285)
Accrued expenses	(1,417)	(289)	(1,128)	580	(1,708)
Accumulated depreciation	(414)	106	(520)	49	(569)
Pension plan liability	—	971	(971)	(509)	(462)
Unrealized gains (losses) on securities available-for-sale, net	(636)	1,201	(1,837)	(862)	(975)
Minimum pension liability	(2,891)	493	(3,384)	(230)	(3,154)
Non-accrual interest	(147)	(82)	(65)	251	(316)
Difference in basis of investments	—	—	—	433	(433)
Stock-based compensation	(2,442)	(691)	(1,751)	(1,636)	(115)

	(33,285)	(2,356)	(30,929)	(5,933)	(24,996)

Deferred tax liabilities:
Deferred loan origination fees	23,235	1,051	22,184	85	22,099
Unredeemed FHLB stock dividends	6,120	1,084	5,036	(433)	5,469
Intangibles amortization	280	106	174	43	131
Prepaid expenses	429	(9)	438	138	300
Interest rate swap	446	(283)	729	384	345
Accrued interest on pre-1985 loans	2	(2)	4	(65)	69
Excess servicing rights amortization	48	(2)	50	(1)	51
Pension plan liability	488	488	—	—	—
Other	108	108	—	(66)	66

	31,156	2,541	28,615	85	28,530

Net deferred tax (asset) liability	$(2,129)	185	$(2,314)	(5,848)	3,534

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

Based on our current and historical pretax earnings, adjusted for significant items, we believe it is more likely than not that we will realize the benefit of the deferred tax asset at March 31, 2007. We believe the existing net deductible temporary differences will reverse during periods in which we generate net taxable income. However, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years.

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

Regulatory Capital

To be considered “well capitalized,” a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio of 2% or less. We believe that at March 31, 2007, the Bank met the definition of “well capitalized.”

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital as of March 31, 2007:

	PFF Bank & Trust’s Regulatory Capital Requirement
	Tangible Capital	Core Capital	Risk- based Capital
	(Dollars in thousands)
Capital of the Bank presented on a GAAP basis	$386,721	386,721	386,721
Adjustments to GAAP capital to arrive at regulatory capital:
Unrealized losses on securities available-for-sale, net	879	879	879
Goodwill and other intangible assets	(1,267)	(1,267)	(1,267)
General loan valuation allowance (1)	—	—	41,791
Disallowed assets	(29)	(29)	(29)

Regulatory capital	386,304	386,304	428,095
Regulatory capital requirement	66,439	177,171	305,623

Amount by which regulatory capital exceeds requirement	$319,865	209,133	122,472

(1)	Limited to 1.25% of risk-weighted assets.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes the Bank’s actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 2007 and 2006.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$428,095	11.21%	$305,623	>8.00%	$382,029	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	386,304	8.72	177,171	>4.00	221,464	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	386,304	10.11	—	-(1)	229,218	>6.00
Tangible capital (to tangible assets)	386,304	8.72	66,439	>1.50	—	-(1)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$384,503	10.90%	$282,278	>8.00%	$352,848	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	349,561	8.24	169,784	>4.00	212,231	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	349,561	9.91	—	-(1)	211,709	>6.00
Tangible capital (to tangible assets)	349,561	8.24	63,669	>1.50	—	-(1)

(1)	Ratio is not specified under capital regulations.

At periodic intervals, both the OTS and the FDIC routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

Treasury Stock

We had 48,000 shares in treasury stock at March 31, 2007 and no treasury stock at March 31, 2006. During fiscal 2007, we retired 428,500 shares of our common stock repurchased during fiscal 2007. During fiscal 2006, we retired 910,160 shares of our common stock that had been repurchased during fiscal 2005 and 2006 and held as treasury stock. During fiscal 2007 and 2006, we repurchased 476,500 and 783,960 shares of our common stock, respectively.

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

Institutions can distribute amounts in excess of the safe-harbor amounts with the prior approval of the OTS. During fiscal 2007, the Bank paid cash dividends to the Bancorp of $20.0 million in order to fund general corporate needs, cash dividends to shareholders and share repurchases.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

On January 26, 2005, the Bancorp’s Board of Directors, authorized the repurchase of up to 1,200,000 shares of our common stock in open market transactions based on market conditions. The timing, volume and price of purchases are contingent upon our discretion and our overall financial condition. On October 26, 2005, the Bancorp’s Board of Directors authorized the addition of 1.0 million shares to the 128,240 shares that were remaining under the January 2005 repurchase authorization. During fiscal 2007, 2006 and 2005, we repurchased 476,500, 783,960 and 1,229,100 shares, respectively, at weighted average prices of $30.85, $29.79 and $26.65 per share, respectively, resulting in 477,810 shares remaining under the current share repurchase program at March 31, 2007. Subsequent to March 31, 2007, on May 23, 2007, our Board of Directors authorized the addition of 1.0 million shares to the stock repurchase program.

Stock Dividends

In fiscal 2005, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend paid on March 3, 2005, to shareholders of record on February 15, 2005. In fiscal 2004, our Board of Directors declared a seven-for-five stock split effected in the form of a stock dividend paid on September 5, 2003, to shareholders of record on August 15, 2003.

(18) Other Non-Interest Expense

Other non-interest expense amounts are summarized as follows:

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Deposit Insurance Fund deposit insurance premiums	$1,111	1,029	939
Office supplies and expense	3,913	3,571	3,539
Savings and demand account expenses	3,769	2,783	2,099
Loan expenses	1,037	1,105	1,182
Other	5,460	5,296	6,361

Total	$15,290	13,784	14,120

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Leases

We lease various office facilities under noncancelable operating leases that expire through 2027. Rent expense under operating leases included in occupancy and equipment expense for the years ended March 31, 2007, 2006 and 2005, was $1.6 million, $1.5 million and $1.2 million, respectively. A summary of future minimum lease payments under these agreements at March 31, 2007 follows.

Amount
(Dollars in thousands)
Year ending March 31,
2008	$2,252
2009	2,143
2010	2,044
2011	1,619
2012	1,490
Thereafter	14,218

Total	$23,766

In fiscal 2007, we had a sublease that generated sublease income of $185,000. The future minimum sublease income due under the noncancelable sublease totals $1.5 million over the next five years.

(20) Off-Balance Sheet Risk

Concentrations of Operations and Assets

Our operations are primarily located within Southern California. At March 31, 2007 and 2006, approximately 84% and 86%, respectively, of our mortgage loans were secured by real estate in Southern California. Additionally, a substantial portion of our equity-based consumer loans and commercial loans and leases are to individuals or businesses located in Southern California. In addition, substantially all of our assets acquired through foreclosure and our property and equipment are located in Southern California.

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

	March 31,
	2007	2006
	(Dollars in thousands)
Commitments to originate loans and leases:
Variable-rate	$65,079	136,049
Fixed-rate	2,781	16,302

Total	$67,860	152,351

Fair value	$20	278

Interest rate range for fixed-rate loans	5.88%-7.69%	6.45%-7.15%

Commitments to purchase variable rate loans	$—	—

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

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At March 31, 2007 and 2006, we had standby letters of credit of $29.0 million and $39.2 million, respectively. We believe that we have sufficient liquidity resources such that any required performance under these standby letters of credit will have no adverse impact on our operations or financial condition. We do not require collateral or other security to support off-balance-sheet financial instruments with credit risk. However, when the commitment is funded, we receive collateral to the extent deemed necessary, with the most significant category of collateral being deeds of trust on real property underlying mortgage loans.

(21) Trust Operations

Included in prepaid expenses and other assets is the net unamortized goodwill of $1.3 million at March 31, 2007 and 2006. During the year ended March 31, 2003, goodwill amortization related to the trust acquisition was discontinued in accordance with SFAS 142. On an annual basis, we test goodwill for impairment. For the years ended March 31, 2007 and 2006, there was no impairment in goodwill.

As a result of this acquisition, we have certain additional fiduciary responsibilities, which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, our Trust department holds assets for the benefit of others. These are not our assets and are not included in our consolidated balance sheets at March 31, 2007 and 2006.

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

The estimated fair values of our financial instruments are as follows:

	March 31, 2007		March 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$59,587	59,587	58,831	58,831
Loans held-for-sale	—	—	795	795
Investment securities held-to-maturity	6,712	6,646	6,724	6,567
Investment securities available-for-sale	28,067	28,067	60,092	60,092
Mortgage-backed securities available-for-sale	186,607	186,607	229,470	229,470
Loans and leases receivable, net	4,116,232	4,135,125	3,839,779	3,808,611
FHLB stock	46,158	46,158	39,307	39,307
Accrued interest receivable	25,704	25,704	21,278	21,278
Interest rate swap	972	972	1,728	1,728

Financial liabilities:
Deposits	3,291,645	3,289,409	3,057,309	3,050,267
FHLB advances and other borrowings	775,300	774,823	822,000	821,653
Junior subordinated debentures	56,702	57,069	56,702	55,929
Accrued expenses and other liabilities	32,767	32,767	41,048	41,048
Off-balance sheet financial instruments:
Commitments to originate loans and leases	—	20	—	278

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

Loans and leases receivable: The carrying amounts of loans and lease financing receivables are their contractual amounts outstanding, reduced by deferred new loan origination fees and the allocable portion of the allowance for loan and lease losses. The fair values of fixed and variable rate loans and leases were estimated using a discounted cash flow analysis based on estimated current rates at which similar loans and leases would be made to borrowers with similar credit risk characteristics and for the same remaining maturities. In determining the estimated current rates for discounting purposes, no adjustments were made for any change in borrowers’ credit risks since the origination of the loans and leases, as the allocable portion of the allowance for loan and lease losses provides for such changes in estimating fair value. It is not practicable to estimate the fair values of non-accrual loans and leases as the credit risk adjustments that would be applied in the marketplace for such loans cannot be readily determined. As a result, the fair values of loans and leases as of March 31, 2007 and 2006, include the carrying amounts of non-accrual loans and leases.

FHLB stock: The carrying amounts approximate fair value.

Interest rate swaps: The fair value of our interest rate swaps are based on the quoted market price at the reporting date.

Deposit: Discounted cash flows have been used to value term deposits such as certificates of deposit. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

FHLB advances and other borrowings: The fair values of FHLB advances and other borrowings are based on discounted cash flows using rates currently offered on alternative funding sources with similar maturities.

Junior subordinated debentures: The fair value of the junior subordinated debentures is estimated based on the current spreads to LIBOR for junior subordinated debentures.

Off-balance sheet: The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Company has committed to make the loans.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At the time of the conversion, the Bank established a liquidation account in the amount of $109.3 million, which was equal to its total retained earnings as of September 30, 1995. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 2007 is $10.7 million.

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

Condensed Balance Sheets

	March 31,
	2007	2006
	(Dollars in thousands)
Assets

Cash and cash equivalents	$3,259	3,190
Investment securities held-to-maturity	1,002	1,004
Investment securities available-for-sale, at fair value	—	5,367
Loans	70,725	49,756
Investment in subsidiaries	433,766	387,790
Other assets	2,431	3,432

Total assets	$511,183	450,539

Liabilities and Stockholders’ Equity

Junior subordinated debentures	$56,702	56,702
Other borrowings	55,300	27,000
Other liabilities	2,068	3,106
Stockholders’ equity	397,113	363,731

Total liabilities and stockholders’ equity	$511,183	450,539

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Earnings

	Year ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Interest income	$3,869	1,713	1,038
Interest expense	5,955	2,961	730

Net interest income	(2,086)	(1,248)	308
Recovery of loan losses	—	—	375

Net interest income after recovery of loan losses	(2,086)	(1,248)	683
Other non-interest income	(325)	2,491	4,767
General and administrative expense	4,802	7,364	3,312

Earnings before equity in undistributed earnings of subsidiaries before income taxes	(7,213)	(6,121)	2,138
Dividends from subsidiaries	20,000	33,000	30,000
Equity in undistributed earnings of subsidiaries before income taxes	82,927	66,004	53,790

Earnings before income taxes	95,714	92,883	85,928
Income taxes	39,805	40,803	40,155

Net earnings	$55,909	52,080	45,773

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$55,909	52,080	45,773
Adjustments to reconcile net earnings to cash used by operating activities:

Amortization of premiums on investment securities	2	7	6
Amortization of deferred issuance cost on junior subordinated debt	80	72	30
Amortization of stock-based compensation	4,671	6,783	9,813
Gain on sale of securities	(271)	(923)	(4,771)
Undistributed (earnings) of subsidiaries	(40,095)	(34,529)	(50,495)
(Increase) decrease in market value on interest rate swaps	597	(1,568)	—
(Increase) decrease in other assets	(5,557)	(917)	5,436
Increase (decrease) in other liabilities	1,343	(1,221)	(3,637)

Net cash provided by operating activities	16,679	19,784	2,155

Cash flow from investing activities:
Decrease in residential loans	—	—	115
Increase in loans receivable	(20,969)	(44,756)	(5,000)
Increase in investments held-to-maturity	—	—	(1,005)
Decrease in investment securities available-for-sale	5,638	1,315	7,983

Net cash provided by (used in) investing activities	(15,331)	(43,441)	2,093

Cash flows from financing activities:
Proceeds from other borrowings	134,200	42,203	4,470
Repayment of other borrowings	(105,900)	(15,203)	(8,470)
Proceeds from issuance of junior subordinated debentures, net	—	25,774	29,700
Proceeds from exercise of stock options	811	3,476	8,983
Purchase of treasury stock	(14,698)	(23,352)	(32,760)
Cash dividends	(17,178)	(15,157)	(13,680)
Excess tax benefit from stock-based compensation arrangements	1,486	4,867	8,773

Net cash provided by (used in) financing activities	(1,279)	22,608	(2,984)

Net increase (decrease) in cash during the year	69	(1,049)	1,264
Cash and cash equivalents, beginning of year	3,190	4,239	2,975

Cash and cash equivalents, end of year	$3,259	3,190	4,239

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(25) Earnings Per Share

A reconciliation of the components used to derive basic and diluted earnings per share for the years ended March 31, 2007, 2006 and 2005 follows:

	Net Earnings	Weighted Average Shares Outstanding	Per Share Amount
	(Dollars in thousands, except per share data)
2007 (1)
Basic earnings per share	$55,909	24,496,258	$2.28
Effect of dilutive stock options and awards	—	344,851	0.03

Diluted earnings per share	$55,909	24,841,109	$2.25

2006 (1)
Basic earnings per share	$52,080	24,441,424	$2.13
Effect of dilutive stock options and awards	—	413,413	0.03

Diluted earnings per share	$52,080	24,854,837	$2.10

2005 (1)
Basic earnings per share	$45,773	24,661,059	$1.86
Effect of dilutive stock options and awards	—	616,272	0.05

Diluted earnings per share	$45,773	25,277,331	$1.81

(1)	The exercise price of all options was less than the average market price of the common shares outstanding during the fiscal years ended March 31, 2007, 2006 and 2005. As a result, all options to purchase shares of common stock were included in the computation of diluted earnings per share.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(26) Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	Total 2007
	(Dollars in thousands, except per share data)
Net interest income	$46,872	45,858	45,158	44,211	182,099
Provision for loan and lease losses	500	2,520	1,900	4,800	9,720
Other income	6,475	5,630	6,009	5,215	23,329
Other expenses	26,167	24,665	25,654	23,508	99,994

Earnings before income taxes	26,680	24,303	23,613	21,118	95,714
Income taxes	11,255	10,260	9,970	8,320	39,805

Net earnings	$15,425	14,043	13,643	12,798	55,909

Basic earnings per share	$0.63	0.57	0.56	0.52	2.28

Diluted earnings per share	$0.62	0.56	0.55	0.52	2.25

	Three Months Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	Total 2006
	(Dollars in thousands, except per share data)
Net interest income	$41,086	41,535	43,049	44,833	170,503
Provision for loan and lease losses	—	1,220	1,875	3,300	6,395
Other income	4,868	6,338	5,429	7,094	23,729
Other expenses	22,665	23,405	23,498	25,386	94,954

Earnings before income taxes	23,289	23,248	23,105	23,241	92,883
Income taxes	10,931	9,889	9,935	10,048	40,803

Net earnings	$12,358	13,359	13,170	13,193	52,080

Basic earnings per share	$0.51	0.55	0.55	0.54	2.13

Diluted earnings per share	$0.49	0.54	0.53	0.53	2.10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006 and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiaries as of March 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2005, the Company changed its method of accounting for share-based payments.

We also have, audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PFF Bancorp’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

May 30, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d –15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2007 to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Kevin McCarthy
Kevin McCarthy
President, Chief Executive Officer and Director

/s/ Gregory C. Talbott
Gregory C. Talbott
Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of PFF Bancorp, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PFF Bancorp Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that PFF Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, PFF Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PFF Bancorp, Inc. and subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2007 of PFF Bancorp, Inc. and subsidiaries and our report dated May 30, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s change, effective April 1, 2005, in its method of accounting for share-based payments.

/s/ KPMG LLP

Los Angeles, California

May 30, 2007

I tem 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 27, 2007, pursuant to Regulation 14A in connection with PFF Bancorp, Inc.’s Annual Meeting of Stockholders to be held on September 11, 2007 under the captions Proposal 1-”Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted a Code of Conduct and Ethics, which applies to all of our employees, officers, directors, subsidiaries and affiliates (as defined in the Code of Conduct and Ethics), including our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for us. The Code of Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Exchange Act Regulation S-K and is available at our website: www.pffbancorp.com. We will also furnish a copy by mail to shareholders upon written requests sent to PFF Bancorp, Inc., 9337 Milliken Avenue, California, Rancho Cucamonga 91730, Attn: Corporate Secretary.

Item 11.	Executive Compensation.

The information appearing in the definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or about July 27, 2007 for the 2007 Annual Meeting of Stockholders under the captions “Executive Compensation”, “Employment Agreements” and “Benefit Plans” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Security Ownership of Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 27, 2007 for the 2007 Annual Meeting of Stockholders.

The following table presents the equity compensation plan information as of March 31, 2007.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,042,746	$21.53	2,349,378

Equity compensation plans not approved by security holders	—	—	—

Total	1,042,746	$21.53	2,349,378

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information relating to certain relationships and related transactions is incorporated herein by reference to the information under the heading “Transactions with Certain Related Persons”, in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about July 27, 2007 for the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is presented under the heading “Audit Committee Report” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on September 11, 2007, which will be filed with the SEC on or about July 27, 2007, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	The following consolidated financial statements are in Item 8 of this annual report:

—	Consolidated Balance Sheets as of March 31, 2007 and 2006

—	Consolidated Statements of Earnings for the years ended March 31, 2007, 2006 and 2005

—	Consolidated Statements of Comprehensive Earnings for the years ended March 31, 2007, 2006 and 2005

—	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2007, 2006 and 2005

—	Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005

—	Notes to Consolidated Financial Statements

—	Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report

(3)	Exhibits

(a)	The following exhibits are filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of PFF Bancorp, Inc. (1)

3.2	Bylaws of PFF Bancorp, Inc. (1)

4.1	Stock Certificate of PFF Bancorp, Inc. (1)

10.1	Form of Employment Agreement between PFF Bancorp, Inc. and certain executive officers (6)

10.2	Form of Employment Agreement between PFF Bank & Trust and certain executive officers (6)

10.3	Form of PFF Bank & Trust Employee Severance Compensation Plan (1)

10.4	Capital Accumulation Plan for Employees of Pomona First Federal Savings and Loan Association (1)

10.5	PFF Bancorp, Inc. 1996 Incentive Plan (2)

10.6	Form of Non-Statutory Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)

10.7	Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)

10.8	Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc. (3)

10.9	Form of Stock Award and Stock Option Agreement for Outside Directors of PFF Bancorp, Inc. (3)

10.10	The Pomona First Federal Bank & Trust Restated Supplemental Executive Retirement Plan (3)

10.11	The Pomona First Federal Bank & Trust Directors’ Deferred Compensation Plan (3)

10.12	PFF Bancorp, Inc. 1999 Incentive Plan (4)

10.13	Indenture by and between PFF Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated September 30, 2004 for Floating Rate Junior Subordinated Debt Securities. (5)

10.14	Guarantee Agreement executed and delivered by PFF Bancorp, Inc. and Wilmington Trust Company for the benefit of the Holders from time to time of the Capital Securities of PFF Bancorp Capital Trust I. (5)

10.15	Form of Performance-Based Award Agreement payable March 31, 2006 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan. (6)

10.16	Form of Performance-Based Award Agreement payable March 31, 2007 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan. (6)

10.17	Form of Performance-Based Award Agreement payable March 31, 2008 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan. (6)

10.18	Form of PFF Bancorp, Inc. Termination and Change in Control Agreement. (7)

10.19	Form of PFF Bank & Trust Termination and Change in Control Agreement. (7)

10.20	PFF Bancorp, Inc. 2004 Equity Incentive Plan. (8)

10.21	Indenture by and between PFF Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated September 16, 2005 for Floating Rate Junior Subordinated Debt Securities.(10)

10.22	Guarantee Agreement executed and delivered by PFF Bancorp, Inc. and Wilmington Trust Company, for the benefit of the holders, from time to time of the Capital Securities of PFF Bancorp Capital Trust II. (10)

10.23	PFF Bancorp, Inc. 2006 Equity Incentive Plan. (11)

21	Subsidiary information is incorporated herein by reference to “Part I- Subsidiary Activities.”

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.3	Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust (9)

(1)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.
(2)	Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated September 16, 1996.
(3)	Incorporated herein by reference from the Form 10-K filed on June 20, 1997.
(4)	Incorporated herein by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders dated September 22, 1999.
(5)	Incorporated herein by reference from the Form 8-K filed with the Securities and Exchange Commission on October 6, 2004.
(6)	Incorporated herein by reference from the Form 8-K dated May 24, 2005 filed with the Securities and Exchange Commission on August 29, 2005.
(7)	Incorporated herein by reference from the Form 8-K dated May 25, 2005 filed with the Securities and Exchange Commission on June 1, 2005.
(8)	Incorporated herein by reference to the Proxy Statement for the 2004 Annual Meeting of Stockholders dated July 29, 2004.
(9)	To be filed on or before June 29, 2007.
(10)	Incorporated herein by reference from the Form 8-K filed with the Securities and Exchange Commission on September 22, 2005.
(11)	Incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders dated July 27, 2006.

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

9337 Milliken Avenue

Rancho Cucamonga, California 91730

Attention: Corporate Secretary

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy
DATED: May 23, 2007		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEVIN MCCARTHY Kevin McCarthy	President, Chief Executive Officer and Director (Principal Executive Officer)	May 23, 2007

/s/ GREGORY C. TALBOTT Gregory C. Talbott	Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 23, 2007

/s/ LARRY M. RINEHART	Director	May 23, 2007
Larry M. Rinehart

/s/ ROBERT W. BURWELL	Director	May 23, 2007
Robert W. Burwell

/s/ RICHARD P. CREAN	Director	May 23, 2007
Richard P. Crean

/s/ STEPHEN C. MORGAN	Director	May 23, 2007
Stephen C. Morgan

/s/ CURTIS W. MORRIS	Director	May 23, 2007
Curtis W. Morris

/s/ JIL H. STARK	Director	May 23, 2007
Jil H. Stark

/s/ ROYCE A. STUTZMAN	Director	May 23, 2007
Royce A. Stutzman