Form 10-Q
period 2007-06-30
PFF BANCORP INC
filed 2007-08-14
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

(909) 941-5400

(Registrant’s telephone number, including area code)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer   ☐.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒.

The registrant had 23,064,166 shares of common stock, par value $.01 per share, outstanding as of July 31, 2007.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2007	March 31, 2007
Assets
Cash and cash equivalents	$58,019	$59,587
Investment securities held-to-maturity (estimated fair value of $6,753 at June 30, 2007, and $6,646 at March 31, 2007)	6,805	6,712
Investment securities available-for-sale, at fair value	3,130	28,067
Mortgage-backed securities available-for-sale, at fair value	171,379	186,607
Loans held-for-sale	1,036	—
Loans and leases receivable, net (net of allowances for loan and lease losses of $60,510 at June 30, 2007 and $46,315 at March 31, 2007)	4,076,199	4,116,232
Federal Home Loan Bank (FHLB) stock, at cost	39,468	46,158
Accrued interest receivable	23,706	25,704
Assets acquired through foreclosure, net	382	—
Property and equipment, net	59,415	56,564
Prepaid expenses and other assets	29,655	27,896

Total assets	$4,469,194	$4,553,527

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$3,252,732	$3,291,645
FHLB advances and other borrowings	724,000	775,300
Junior subordinated debentures	87,630	56,702
Accrued expenses and other liabilities	34,442	32,767

Total liabilities	4,098,804	4,156,414
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 59,000,000 shares; issued and outstanding 23,420,166 and 24,156,834 at June 30, 2007 and March 31, 2007, respectively	233	240
Additional paid-in capital	177,565	180,285
Retained earnings	198,309	221,892
Accumulated other comprehensive losses	(5,717)	(5,304)

Total stockholders’ equity	370,390	397,113

Total liabilities and stockholders’ equity	$4,469,194	$4,553,527

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2007	2006
Interest income:
Loans and leases receivable	$80,825	$76,454
Mortgage-backed securities	2,101	2,613
Investment securities and deposits	934	1,436

Total interest income	83,860	80,503

Interest expense:
Deposits	29,592	22,406
Borrowings	11,103	11,225

Total interest expense	40,695	33,631

Net interest income	43,165	46,872
Provision for loan and lease losses	21,800	500

Net interest income after provision for loan and lease losses	21,365	46,372

Non-interest income:
Deposit and related fees	3,732	3,293
Loan and servicing fees	421	593
Trust, investment and insurance fees	1,628	1,522
Gain on sale of loans, net	102	10
Gain on sale of securities, net	—	271
Mark-to-market on interest rate swaps	329	475
Other non-interest income	349	311

Total non-interest income	6,561	6,475

Non-interest expense:
General and administrative:
Compensation and benefits	15,262	15,635
Occupancy and equipment	4,739	3,757
Marketing and professional services	3,075	3,134
Other general and administrative	3,860	3,756

Total general and administrative	26,936	26,282
Foreclosed asset operations, net	—	(115)

Total non-interest expense	26,936	26,167

Earnings before income taxes	990	26,680
Income taxes	434	11,255

Net earnings	$556	$15,425

Basic earnings per share	$0.02	$0.63

Weighted average shares outstanding for basic earnings per share calculation	23,884,720	24,424,431

Diluted earnings per share	$0.02	$0.62

Weighted average shares outstanding for diluted earnings per share calculation	24,201,524	24,806,515

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended June 30,
	2007	2006
Net earnings	$556	$15,425

Other comprehensive earnings (losses), net of income tax expense (benefit)
Change in unrealized gains (losses) on:
Investment securities available-for-sale, at fair value, net of income tax expense (benefit) of $0 and $(62) at June 30, 2007 and 2006, respectively	—	(86)
Mortgage-backed securities available-for-sale, at fair value, net of income tax benefit of $308 and $552 at June 30, 2007 and 2006, respectively	(425)	(762)
Reclassification of realized investment securities gains included in earnings, net of income tax expense (benefit) of $8 and $(126) at June 30, 2007 and 2006, respectively	11	(174)
Reclassification of realized mortgage-backed securities gains (losses) included in earnings, net of income tax expense (benefit) of $1 and $0 at June 30, 2007 and 2006.	1	—
Reclassification of realized credits on interest rate swaps included in earnings, net of income tax benefit of $0 and $67 at June 30, 2007 and 2006, respectively	—	(93)

Other comprehensive losses	(413)	(1,115)

Comprehensive earnings	$143	$14,310

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total
	(Dollars in thousands, except share data)
Balance at March 31, 2007	24,156,834	$240	$180,285	$221,892	$—	$—	$(5,304)	$397,113
Net earnings	—	—	—	556	—	—	—	556
Repurchase of common stock	(801,375)	—	(3,807)	(19,542)	—	(8)	—	(23,357)
Stock issued for incentive plan	64,426	—	—	—	—	—	—	—
Amortization under stock-based compensation plans	—	—	980	—	—	—	—	980
Stock options exercised	281	1	4	—	—	—	—	5
Dividends ($0.19 per share for June 2007)	—	—	—	(4,597)	—	—	—	(4,597)
Treasury stock retirement	—	(8)	—	—	—	8	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	—	(413)	(413)
Tax benefit from stock-based compensation/ minimum pension and other benefit liability	—	—	103	—	—	—	—	103

Balance at June 30, 2007	23,420,166	$233	$177,565	$198,309	$—	$—	$(5,717)	$370,390

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$556	$15,425
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion on loans, leases and securities	61	330
Dividends on FHLB stock	(552)	(461)
Provisions for losses on loans and leases	21,800	500
Gains on sales of loans, securities available-for-sale and property and equipment	(102)	(282)
Depreciation and amortization of property and equipment	1,470	1,001
Loans originated for sale	(1,036)	(1,812)
Proceeds from sale of loans held-for-sale	—	1,632
Amortization of stock-based compensation	980	1,757
Increase in market value on interest rate swaps	(329)	(475)
Amortization of deferred issuance cost on junior subordinated debt	20	20
Other, net	3,485	2,541

Net cash provided by operating activities	26,353	20,176

Cash flows from investing activities:
Net change in loans and leases	17,912	(128,907)
Principal payments on mortgage-backed securities available-for-sale	14,401	16,369
Purchases of investment securities held-to-maturity	(796)	—
Purchases of mortgage-backed securities available-for-sale	—	(42,449)
Redemption (purchases) of FHLB stock, net	7,242	(2,852)
Proceeds from maturity of investment securities	25,700	—
Proceeds from sale of investment securities available-for-sale	—	5,337
Proceeds from sale of property and equipment	—	128
Purchases of property and equipment	(4,321)	(4,084)

Net cash provided by (used in) investing activities	60,138	(156,458)

Cash flows from financing activities:
Net change in deposits	(38,913)	73,571
Proceeds from long-term FHLB advances and other borrowings	124,250	356,150
Repayment of long-term FHLB advances and other borrowings	(150,550)	(244,150)
Net change in short-term FHLB advances and other borrowings	(25,000)	(50,000)
Proceeds from issuance of junior subordinated debentures	30,000	—
Proceeds from exercise of stock options	5	37
Cash dividends	(4,597)	(4,164)
Excess tax benefit from stock-based compensation arrangements	103	—
Purchases of treasury stock	(23,357)	—

Net cash provided by (used in) financing activities	(88,059)	131,444

Net increase in cash and cash equivalents	(1,568)	(4,838)
Cash and cash equivalents, beginning of period	59,587	58,831

Cash and cash equivalents, end of period	$58,019	$53,993

Supplemental information:
Interest paid	$41,254	$33,537
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$382	$—

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of PFF Bancorp, Inc. (the “Bancorp”) and its wholly-owned subsidiaries PFF Bank & Trust (the “Bank”), Glencrest Investment Advisors, Inc. (“Glencrest”) and Diversified Builder Services, Inc. (“DBS”). Our business is conducted primarily through the Bank. The Bank includes the accounts of Pomona Financial Services, Inc. and Diversified Services, Inc. Glencrest includes the accounts of Glencrest Insurance Services, Inc. The Bancorp owns 100% of the common stock of three unconsolidated special purpose business trusts “PFF Bancorp Capital Trust I”, “PFF Bancorp Capital Trust II” and “PFF Bancorp Capital Trust III” created for the purpose of issuing capital securities. All material intercompany balances and transactions have been eliminated in consolidation. As used throughout this report, the terms “we”, “our”, “us” or the “Company” refer to the Bancorp and its consolidated subsidiaries.

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included. We have made certain reclassifications to the prior year’s consolidated financial statements to conform to the current presentation. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2008.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended March 31, 2007.

(2) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. On April 1, 2007, the Company adopted the provisions of FIN 48 and had no cumulative effect adjustment recognized upon adoption. In addition, as a result of adoption of FIN 48, the Company does not have any recognized tax benefits as a result of uncertainty in income taxes on its Consolidated Balance Sheets as of April 1, 2007 and June 30, 2007. It is the Company’s policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense. There were no penalties or interest included in the Consolidated Statement of Earnings for the quarter ended June 30, 2007. Also, the Company does not anticipate any changes in the amount of unrecognized tax benefits prior to year end. The Company files income tax returns with the U.S. federal and state of California jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years ending before March 31, 2002. The Company is currently under examination by the Internal Revenue Service for the tax years ended March 31, 2002 through 2004. Accordingly, the tax years ended March 31, 2002 through 2007 remain open to examination by the federal and state taxing authorities.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140” (“SFAS 155”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a Qualified Special Purpose Entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In January 2007, the FASB issued Statement 133 – Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets”, and exempted most prepayable assets from the provisions of SFAS 155 that would have required mark-to-market of embedded derivatives through income if purchased at a discount to par, which includes all pass-through securities and most structured agency and non-agency mortgage-backed securities. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(3) Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and diluted basis, excluding common shares in treasury. Basic EPS is calculated by dividing net earnings available to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based payment plans.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,
	2007			2006
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Net Earnings	$556			$15,425

Basic EPS
Earnings available to common stockholders	556	23,884,720	$0.02	15,425	24,424,431	$0.63

Effect of Dilutive Securities
Options and stock awards		316,804			382,084

Diluted EPS
Earnings available to common stockholders and assumed conversions	$556	24,201,524	$0.02	$15,425	24,806,515	$0.62

The exercise price of all options was less than the average market price of the common shares during the three month periods ended June 30, 2007 and 2006. As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(4) Other Borrowings

We have an unsecured revolving line of credit in the amount of $75.0 million, which was entered into by the Bancorp with a commercial bank. See “Item 1 - Business – Sources of Funds” in our March 31, 2007 Annual Report on Form 10-K. The available balance of the $75.0 million line of credit was $26.0 million at June 30, 2007. As of June 30, 2007, the Company was not in compliance with the following two covenants requiring (i) the minimum return on average assets to meet or exceed 1 percent for the three months ended June 30, 2007 and (ii) non-performing loans to total loans must not exceed 1.50% at June 30, 2007. Additionally, we did not meet an additional provision of the loan agreement, which prohibits the Company from distributing quarterly dividends in excess of quarterly earnings. The Company has received a waiver from compliance with these requirements from the commercial bank, through                     , 2007. The debt relating to the Company’s credit facility is classified as a component of “FHLB advances and other borrowings” in our Consolidated Balance Sheets.

(5) Junior Subordinated Debentures

On June 26, 2007, we issued $30.0 million of floating rate junior subordinated debentures (“Capital Securities”) through a newly formed unconsolidated special purpose trust, PFF Bancorp Capital Trust III (“Trust III”). The Capital Securities mature September 1, 2037, bear interest at three month LIBOR plus 1.35 percent and pay interest quarterly on March 1, June 1, September 1 and December 1 of each year. We have fully and unconditionally guaranteed the Capital Securities along with the obligation of the Trust III under its trust agreement. We formed and capitalized the Trust III through the issuance of $928,000 of our floating rate junior subordinated debentures. The Trust III was formed for the exclusive purpose of issuing the Capital Securities and using the proceeds from that issuance to acquire an additional $30.0 million of our floating rate junior subordinated debentures. The floating rate junior subordinated debentures have terms identical to those of the Capital Securities. The proceeds from the issuance of the junior subordinated debentures represent additional resources to the Company, to be used for general corporate purposes.

(6) Derivative Hedging Activities

The Company entered into financial derivatives in order to mitigate exposure to the issuance of its junior subordinated debentures. On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. At June 30, 2007, the interest rate swap with a notional amount of $30.0 million had a fair value of $1.0 million. The periodic net settlement of this swap decreased interest expense by $117,000 and $86,000 for the three months ended June 30, 2007 and 2006, respectively.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years. The interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive three month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010. At June 30, 2007, the interest rate swap with a notional amount of $10.0 million had a fair value of $293,000. The periodic net settlement of this swap decreased interest expense by $25,000 and $14,000 for the three months ended June 30, 2007 and 2006, respectively. Hedge accounting is not applied and the change in fair value of the derivatives is recorded in the Statement of Earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended June 30, 2007 and 2006. The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are generally derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$13,322	$158	4.76%	$5,771	$105	7.30%
Investment securities, net	22,059	254	4.62	62,285	810	5.22
Mortgage-backed securities, net	178,267	2,101	4.71	241,964	2,613	4.32
Loans and leases receivable, net	4,082,960	80,825	7.93	3,906,331	76,454	7.84
FHLB stock	41,600	522	5.03	41,516	521	5.03

Total interest-earning assets	4,338,208	83,860	7.74	4,257,867	80,503	7.57
Non-interest-earning assets	139,924			156,363

Total assets	$4,478,132			$4,414,230

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand accounts	$283,921	—	0.00	$275,467	—	0.00
Interest-bearing demand accounts	303,209	314	0.42	396,122	502	0.51
Savings accounts	139,094	168	0.48	159,607	167	0.42
Money market accounts	977,727	9,960	4.09	798,468	6,324	3.18
Certificate accounts	1,548,177	19,150	4.96	1,429,711	15,413	4.32

Total Deposits	3,252,128	29,592	3.65	3,059,375	22,406	2.94
FHLB advances and other borrowings	751,339	10,189	5.44	874,732	10,354	4.75
Junior subordinated debentures	58,401	914	6.26	56,702	871	6.14

Total interest-bearing liabilities	4,061,868	40,695	4.02	3,990,809	33,631	3.38

Non-interest-bearing liabilities	31,311			53,772

Total liabilities	4,093,179			4,044,581
Stockholders’ equity	384,953			369,649

Total liabilities and stockholders’ equity	$4,478,132			$4,414,230

Net interest income		$43,165			$46,872

Net interest spread			3.72			4.19
Net interest margin			3.98			4.40
Ratio of interest-earning assets to interest-bearing liabilities	106.80%			106.69%

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

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$137	(36)	(48)	53
Investment securities, net	(523)	(93)	60	(556)
Mortgage-backed securities, net	(686)	236	(62)	(512)
Loans receivable, net	3,452	879	40	4,371
FHLB stock	1	—	—	1

Total interest-earning assets	2,381	986	(10)	3,357

Interest-bearing liabilities:
Demand deposit accounts	(119)	(89)	20	(188)
Savings accounts	(20)	24	(3)	1
Money market accounts	1,420	1,810	406	3,636
Certificate accounts	1,277	2,271	189	3,737
FHLB advances and other borrowings	(1,461)	1,509	(213)	(165)
Junior subordinated debentures	26	17	—	43

Total interest-bearing liabilities	1,123	5,542	399	7,064

Change in net interest income	$1,258	(4,556)	(409)	(3,707)

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

Critical Accounting Policies

Our management has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. The significant accounting policies are described in our Annual Report on Form 10-K for the year ended March 31, 2007 and there has not been any material change in those policies since that date, other than changes discussed in this report. Certain accounting policies require significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods. The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

•

Allowance for losses on loans and leases. For further information, see “Comparison of Financial Condition at June 30, 2007 and March 31, 2007” in this Form 10-Q and “Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses”, “Item 1- Business - Assets Acquired Through Foreclosure” and “Notes 5 and 6 to the Consolidated Financial Statements” in our March 31, 2007 Annual Report on Form 10-K.

•

Other-Than-Temporary Impairment. For further information, see “Item 1 - Business - Investment Activities” and “Notes 2 and 3 to the Consolidated Financial Statements” in our March 31, 2007 Annual Report on Form 10-K.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Overview

The following discussion compares the results of operations for the three months ended June 30, 2007 with the corresponding period of 2006. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net earnings of $556,000 or $0.02 per diluted share for the three months ended June 30, 2007 compared to net earnings of $15.4 million or $0.62 per diluted share for the comparable period of 2006.

•

Net interest income decreased $3.7 million or 8 percent to $43.2 million for the current quarter compared to the same quarter of 2006. Net interest margin contracted 42 basis points and average interest-earning assets increased $80.3 million between the quarters ended June 30, 2006 and 2007.

•

Construction, commercial business, commercial real estate and consumer loans (the “Four-Cs”) increased $227.3 million or 10 percent to $2.52 billion or 62 percent of loans and leases receivable, net, compared to $2.29 billion or 58 percent of loans and leases receivable, net, one year ago. At June 30, 2007, our construction loan portfolio, net of undisbursed loans in process, included $1.10 billion of residential construction and land loans and $151.8 million of commercial construction loans as compared to $1.09 billion of residential construction and land loans and $139.7 million of commercial construction loans at March 31, 2007.

Our loan origination focus continues to be on the Four-Cs. Four-Cs originations totaled $394.2 million or 86 percent of total originations in the current quarter, compared to $595.1 million or 86 percent of total originations for the comparable period of the prior year. The Four-Cs originations include $13.8 million and $49.4 million originated by DBS during the quarters ended June 30, 2007 and 2006, respectively. At June 30, 2007, DBS had outstanding loans receivable, net, of $108.8 million compared to $97.2 million one year ago. The majority of DBS’s loans are classified as construction and land.

•

Average total deposits increased $192.8 million during the current quarter or 6 percent as compared to the quarter ended June 30, 2006. The average balance of certificates of deposits (“CDs”) increased $118.5 million while the average balance of lower cost passbook, money market and demand deposits (“core deposits”) increased $74.3 million between the quarters ended June 30, 2006 and 2007. At June 30, 2007, core deposits totaled $1.71 billion or 53 percent of total deposits, compared to $1.65 billion or 53 percent of total deposits one year ago. Non-interest-bearing demand deposits averaged $283.9 million or 9 percent of average total deposits for the current quarter compared to $275.5 million or 9 percent of average total deposits for the comparable quarter of 2006.

Deposits, particularly core deposits, provide a more preferable source of funding than Federal Home Loan Bank (“FHLB”) advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits, FHLB advances and other borrowings provide a readily available source of liquidity. At June 30, 2007, FHLB advances and other borrowings decreased $51.3 million to $724.0 million or 18 percent of total liabilities from $775.3 million or 19 percent of total liabilities at March 31, 2007. The decrease in FHLB advances and other borrowings during the quarter was attributable to the slower growth in our loan portfolio.

Non-accrual loans were $101.2 million or 2.18 percent of gross loans and leases at June 30, 2007 compared to $11.4 million or 0.24 percent of gross loans and leases at March 31, 2007 and $1.1 million or 0.02 percent of gross loans and leases at June 30, 2006. During the current quarter, the $8.9 million construction loan located in Scottsdale, Arizona that was on non-accrual at March 31, 2007, was paid off, including all delinquent interest due. At June 30, 2007, our non-accrual loans are comprised principally of $65.1 million of single family construction loans, $21.7 million of residential lot development, of which there is one $10.9 million first trust deed on a residential lot development in Desert Hot Springs, California, a $5.5 million partially secured commercial line of credit at DBS, nine first trust deeds on single-family homes totaling $3.6 million and eleven second trust deeds totaling $975,000 on single family homes.

During the quarter ended June 30, 2007, we foreclosed on one single family loan totaling $382,000, recording a $36,000 charge-off.

We repurchased 801,375 shares of our common stock at a weighted average price of $29.15 per share during the quarter. At June 30, 2007, 676,435 shares remain under a 1.0 million share repurchase authorization adopted by our Board of Directors on May 23, 2007. On July 25, 2007, our Board of Directors authorized the repurchase of up to 1,000,000 shares, in addition to the 676,435 shares available from the previously announced share repurchase program on May 23, 2007.

At June 30, 2007, our consolidated capital to assets ratio was 8.29%. The Bank’s core and total risk-based capital ratios were 8.92% and 11.46%, respectively, compared to 5.00% and 10.00%, respectively, needed to be considered “Well Capitalized.” Our internal target floor for the Bank’s total risk-based capital ratio is 11.25%, respectively. For further information relating to our risk-based capital ratios, see “Liquidity and Capital Resources” in this Form 10-Q.

Net Interest Income

Net interest income is the difference between interest and dividends earned on loans and leases, mortgage-backed securities and other investment securities and other interest-earning investments (collectively, “interest-earnings assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”). The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities are the principle items affecting net interest income.

Our net interest income totaled $43.2 million for the quarter, down 8 percent or $3.7 million from $46.9 million for the quarter ended June 30, 2006. This decrease was attributable primarily to a 47 basis point decrease in net interest spread and a $71.1 million increase in average interest-bearing liabilities, partially offset by an $80.3 million increase in average interest-earnings assets. The decrease in our net interest spread was primarily attributable to a one time reversal of accrued interest totaling $1.3 million relating to the increase in non-accrual loans during the current quarter. Additionally, highly competitive pricing of deposits in our markets has exacerbated the effect of the inversion of the yield curve over the past year. These factors, in combination with a larger portion of our funding being in certificate accounts and borrowings, were the primary contributors to a 64 basis point increase in our average cost of interest-bearing liabilities for the current quarter as compared to the same period last year, exceeding a 17 basis point increase in our yield on average interest-earning assets. Excluding the $1.3 million reversal of accrued interest on non-accrual loans, net spread and margin for the quarter ending June 30, 2007 would have been 3.85 percent and 4.10 percent, respectively.

The average balances of the Four-Cs and total loans and leases receivable, net, increased $257.9 million or 12 percent and $176.6 million or 5 percent, respectively, between the quarters ended June 30, 2006 and 2007. Reflecting the higher interest rate environment and the sensitivity of our loan and lease portfolio to changes in rates, the average yield on loans and leases receivable, net, increased 9 basis points to 7.93% for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. Loan and lease principal repayments totaled $510.8 million for the quarter ended June 30, 2007 compared to $592.0 million for the same period of 2006. Expressed as an annualized percentage of average loans and leases receivable, net, this represented 50 percent of the portfolio compared to 61 percent for the quarter ended June 30, 2006. Premium amortization, net of discount accretion on the loan and lease portfolio for the quarters ended June 30, 2007 and 2006 was $90,000 and $242,000, respectively. Amortization of loan origination fees, net decreased to $2.7 million for the quarter ended June 30, 2007 compared to $4.3 million for the comparable period of 2006 while extension and late fees increased to $1.9 million from $1.8 million between the same periods. For the quarter ended June 30, 2007, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 45 basis points and 42 basis points, respectively, compared to 64 basis points and 58 basis points for the comparable period of 2006.

Our average cost of interest-bearing liabilities increased 64 basis points between the quarters ended June 30, 2006 and 2007 to 4.02% as a result of increases in the general level of interest rates and a shift in our deposit mix towards certificate accounts from core deposits. Our average cost of deposits rose 71 basis points between the quarters ended June 30, 2006 and 2007 to 3.65% for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006, while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 67 basis points to 5.50 percent over that same time period. The average balance of our deposit portfolio increased $192.8 million or 6 percent between the quarters ended June 30, 2006 and 2007 to $3.25 billion. The average balance of certificate accounts increased $118.5 million and the average balance of core deposits increased $74.3 million.

Provision for Loan and Lease Losses

We recorded a $21.8 million provision for loan and lease losses for the quarter ended June 30, 2007 compared to a $500,000 provision for the quarter ended June 30, 2006. As discussed in our news releases dated July 11 and July 23, 2007, the provision is primarily a result of credit weaknesses we are experiencing in the residential construction and land segment of our loan portfolio, as we continue to observe slow levels of sales and downward pressure on prices on a number of residential construction projects we have financed, particularly in the Central Valley and Coachella Valley regions of California. See our Forms 8-K filed on July 13, 2007 and July 24, 2007 for additional information. The provision reflects increases in and downgrades to classified loans, as we employ an aggressive approach to downgrading credits that are experiencing slower than projected sales and/or increases in loan to value ratios arising from declines in residential home and land prices. At June 30, 2007, the Allowance for Loan and Lease Losses (“ALLL”) was $60.5 million or 1.30% of gross loans and leases compared to $46.3 million or 0.98% of gross loans and leases at March 31, 2007. We will continue to monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition, and other factors. Based on current market conditions, we expect to report elevated levels of non-accrual loans and classified assets for the next several quarters. We are continuing to employ a cautious approach to credit evaluation in light of the slower levels of absorption in some segments of the residential housing market.

Non-Interest Income

Total non-interest income increased $86,000 to $6.6 million between the quarters ended June 30, 2007 and 2006.

Deposit and Related Fees

Deposit and related fees increased 13 percent or $439,000 to $3.7 million for the current quarter. Monthly service charges and overdraft fees increased $482,000 to $3.3 million for the current quarter. At June 30, 2007, we had 71,327 transaction accounts an increase of 1,263 accounts or 2 percent compared to 70,064 accounts at June 30, 2006.

Loan and Servicing Fees

Loan and servicing fees decreased $172,000 or 29 percent to $421,000 for the current quarter, principally due to a decrease of $59,000 in disbursement and inspection fees associated with our construction loan portfolio as the volume of residential construction activity has slowed.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees increased $106,000 or 7 percent to $1.6 million for the quarter ended June 30, 2007. The increase in fees is a result of an increase in market value of trust and investment assets under management or advisory by Glencrest and the Bank’s trust department to $754.5 million at June 30, 2007, compared to $669.7 million at June 30, 2006. These assets under management or advisory include $619.2 million managed or advised by Glencrest at June 30, 2007 compared to $533.4 million at June 30, 2006. The average annual fee per dollar of assets managed or advised was approximately 53 basis points for both quarters ended June 30, 2007 and 2006.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. This activity generated net gains on sales of $102,000 and $10,000 for the quarters ended June 30, 2007 and 2006, respectively.

Gain on Sale of Securities

We generally follow a “buy and hold” strategy with respect to our securities portfolio. While the overwhelming majority of our securities portfolio is classified as “available for sale,” our securities sales activity has been and is expected to continue to be infrequent. Securities with a cost basis aggregating $5.1 million were sold during the quarter ended June 30, 2006, generating a gain on sale of $271,000. There were no securities sales during the current quarter.

Non-Interest Expense

Non-interest expense and general and administrative (“G&A”) expense increased $769,000 or 3 percent to $26.9 million for the quarter ended June 30, 2007 as compared to the same period last year. Compensation and benefits expense decreased $374,000 or 2 percent between the quarters ended June 30, 2006 and 2007 to $15.3 million, primarily due to a decrease in incentive plan accruals, partially offset by personnel expense related to our four new savings branches opened during the current quarter. The increase in G&A expense primarily reflects the direct and indirect costs associated with the addition of four new banking branches during the past year.

The ratio of G&A expense to average assets was 2.41% for the quarter ended June 30, 2007 compared to 2.38% for the comparable period of 2006. Our efficiency ratio was 54.17% for the current quarter compared to 49.27% for the comparable period of 2006. Excluding the $1.3 million reversal of accrued interest on non-accrual loans during the current quarter, our efficiency ratio would have been 52.79% for the current quarter.

Income Taxes

Income taxes and the effective tax rates were $434,000 and 43.8 percent, respectively, for the current quarter compared to $11.3 million and 42.2 percent for the quarter ended June 30, 2006. The tax provisions for the three months ended June 30, 2007 and 2006 were computed using the estimated effective tax rate for the full year.

Comparison of Financial Condition at June 30, 2007 and March 31, 2007

Total assets were $4.47 billion at June 30, 2007 compared to $4.55 billion at March 31, 2007. Loans and leases receivable, net, totaled $4.08 billion at June 30, 2007, a $40.0 million decrease from $4.12 billion at March 31, 2007. The balance of our Four-Cs increased $8.8 million from $2.51 billion at March 31, 2007 to $2.52 billion at June 30, 2007. These loan balances are shown net of undisbursed construction loan funds of $504.2 million and $547.5 million at June 30 and March 31, 2007, respectively.

The following tables set forth the composition of our consolidated loan and lease portfolio, Special Mention and Substandard assets and non-accrual loans as of June 30 and March 31, 2007.

At June 30, 2007
			Special Mention		Substandard
Loan Category	Committed Balance(1)	Disbursed Balance (2)	Committed Balance (1) (3)	Disbursed Balance (2)(3)	Committed Balance(1) (3)(5)	Disbursed Balance (2) (3) (5)	Non- Accrual (2)	Specific Valuation Allowances
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family (4)	$1,397,683	1,397,683	3,743	3,743	40,302	40,302	3,631	37
Multi-family	224,156	224,156	2,042	2,042	—	—	—	—
Commercial real estate	682,010	682,010	—	—	3,681	3,681	—	—
Construction and land:
Unentitled land	94,826	86,799	4,220	4,220	—	—	—	—
Entitled land/ developed lots	338,749	282,822	16,349	13,236	42,358	38,580	21,708	—
Residential construction:
Single Family	874,239	590,492	24,740	21,893	83,235	60,911	65,104	3,600
Multi-family	66,246	50,576	—	—	—	—	—	—
Condominium conversion	100,818	92,163	—	—	39,000	39,000	—	—
Commercial construction	284,036	151,821	—	—	—	—	—	—
Commercial loans and leases	267,297	267,297	760	760	18,738	18,738	9,756	3,694
Consumer	312,312	312,312	91	91	1,333	1,333	996	34

	4,642,372	4,138,131	51,945	45,985	228,647	202,545	101,195	7,365
Undisbursed construction loan funds	(504,241)	N/A
Deferred loan and lease origination fees, net	(386)	(386)
Allowance for loan and lease losses (6)	(60,510)	(60,510)

Total loans and leases, net	4,077,235	4,077,235
Less loans held-for-sale	(1,036)	(1,036)

Loans and leases receivable, net	$4,076,199	4,076,199

At March 31, 2007
			Special Mention		Substandard
Loan Category	Committed Balance (1)	Disbursed Balance (2)	Committed Balance (1) (3)	Disbursed Balance (2)(3)	Committed Balance (1) (3)	Disbursed Balance (2) (3)	Non- Accrual (2)	Specific Valuation Allowances
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family (4)	$1,421,310	1,421,310	—	—	1,313	1,313	1,349	36
Multi-family	235,424	235,424	—	—	—	—	—	—
Commercial real estate	679,526	679,526	—	—	—	—	—	—
Construction and Land:
Unentitled land	95,990	89,518	—	—	—	—	—	—
Entitled land/ developed lots	325,323	266,787	18,137	18,137	—	—	—	—
Residential construction:
Single Family	916,210	583,460	24,907	24,158	31,700	26,670	—	—
Multi-family	64,898	49,269	—	—	—	—	—	—
Condominium conversion	109,132	99,329	—	—	8,426	8,426	8,876	450
Commercial construction	264,036	139,710	—	—	—	—	—	—
Commercial loans and leases	286,678	286,678	564	564	9,472	9,472	430	68
Consumer	313,203	313,203	237	237	635	635	766	131

	4,711,730	4,164,214	43,845	43,096	51,546	46,516	11,421	685
Undisbursed construction loan funds	(547,516)	N/A
Deferred loan and lease origination fees, net	(1,667)	(1,667)
Allowance for loan and lease losses (6)	(46,315)	(46,315)

Total loans and leases, net	4,116,232	4,116,232

Less loans held-for-sale	—	—

Loans and leases receivable, net	$4,116,232	4,116,232

(1)	Includes undisbursed construction loan funds.
(2)	Excludes undisbursed construction loan funds.
(3)	Balances have been reduced by amounts of specific valuation allowances.
(4)	Includes loans held-for-sale.
(5)	Includes $382,000 of assets acquired through foreclosure at June 30, 2007, in substandard committed and disbursed balances, one-four family loans.
(6)	Allowance for loan and lease losses includes specific valuation allowances shown above.

On a monthly basis, our Internal Asset Review Department (“IARD”) conducts independent evaluations of the credit risk and quality of our assets. During these evaluations, the IARD classifies assets according to the following grades: Pass 1; Pass 2; Pass 3; Pass 4; Special Mention; Substandard; Doubtful; and Loss. Substandard, Doubtful, and Loss assets are considered “classified assets” for regulatory purposes. For further information, see “Item 1 - Business - Lending Activities – Delinquencies and Classified Assets” in our March 31, 2007 Annual Report on Form 10-K. During the month of June 2007, IARD’s review of our loan portfolio resulted in the increase in Special Mention and Substandard assets, primarily as a result of credit weaknesses we are experiencing in the residential construction and land segment of our loan portfolio. For further information, see “Comparison of Financial Condition at June 30, 2007 and March 31, 2007”.

At June 30, 2007, the ALLL was $60.5 million or 1.30% of gross loans and leases compared to $46.3 million or 0.98% of gross loans and leases at March 31, 2007. In determining the adequacy of our ALLL, we assign a general valuation allowance (“GVA”) to special mention and substandard construction and land loans approximating 5 percent and 12 percent, respectively, of the committed balances. Construction and land loans graded pass 1-4 are assigned a 0.04 percent to 1.61 percent GVA. At June 30, 2007, approximately $37 million of our total GVA is assigned to our construction and land loan portfolio. As a percentage of committed and disbursed balances on construction and land loans, this represents 2.1 percent and 2.9 percent, respectively. The ALLL is maintained at an amount management considers adequate to cover probable losses on loans and leases receivable. The determination of the adequacy of the ALLL is influenced to a significant degree by the evaluation of the loan and lease portfolio by our internal asset review (“IAR”) function. The IAR system is designed to promptly identify problem loans and leases and probable losses. As the percentage of our loan and lease portfolio comprised by the Four-Cs has increased, the IAR function has become increasingly important not only for the timely and accurate identification of probable losses, but also to minimize our exposure to such losses through early intervention. Among the factors taken into account by the IAR function in identifying probable losses and determining the adequacy of the ALLL are the nature, level and severity of classified assets, historical loss experience adjusted for current economic conditions, and composition of the loan and lease portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ALLL. Such agencies may require the Bank to make additional provisions for loan and lease losses based upon information available at the time of the review. We will continue to monitor and modify our ALLL as economic conditions, loss experience, changes in asset quality, portfolio composition and other factors dictate.

The following table sets forth activity in our ALLL.

	Three Months Ended June 30,
	2007	2006
Beginning balance	$46,315	$37,126
Provision for loan and lease losses	21,800	500
Charge-offs	(7,643)	(99)
Recoveries	38	131

Ending balance	$60,510	$37,658

The charge-offs of $7.6 million for the three months ended June 30, 2007, were primarily attributable to three loans aggregating $7.4 million made by DBS to a developer in the Central Valley. Those three loans were secured by second trust deeds on developed residential lots. In addition to these charge-offs, DBS has two other loans outstanding to this developer aggregating $8.3 million, $2.8 million of which is secured by real estate and $5.5 million of which is partially secured by other collateral and has a $3.6 million SVA assigned against it. The $5.5 million loan is included in the commercial loans and leases category. The net commitment amounts of both loans are classified as substandard. In addition to DBS’s extensions of credit to this developer, the Bank has six loans outstanding aggregating $23.4 million to the same developer on three other projects, all of which are located in the Central Valley. All of the Bank’s loans to this developer are secured by first trust deeds on residential real estate, and all of the Bank’s extensions of credit are classified as “substandard.”

Total liabilities were $4.10 billion at June 30, 2007, a decrease of $57.6 million from $4.16 billion at March 31, 2007. Deposits decreased $38.9 million to $3.25 billion or 79 percent of total liabilities at June 30, 2007 compared to $3.29 billion or 79 percent of total liabilities at March 31, 2007. During the current quarter, core deposits remained essentially unchanged at $1.71 billion, while certificate accounts decreased $40.8 million. The decrease in certificate accounts was primarily attributable to our conscious decision to not match what we felt were irrationally high rates paid by some other financial institutions in our market area. At June 30, 2007, non-interest bearing demand deposits were $280.9 million or 8.6 percent of total deposits compared to $295.1 million or 9.0 percent of total deposits at March 31, 2007.

Total stockholders’ equity decreased $26.7 million to $370.4 million at June 30, 2007 compared to $397.1 million at March 31, 2007. The decrease in total stockholders’ equity was comprised principally of $23.4 million representing 801,375 shares of our common stock repurchased during the current quarter under our share repurchase program and cash dividends of $4.6 million, partially offset by increases due to net earnings of $556,000 and $1.1 million in additional paid in capital attributable to the exercise of stock options, the associated tax benefit and the amortization of shares under our share-based payment plan.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to meet our funding needs on a cost-effective basis. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

Our primary sources of funds are deposits, principal and interest payments on loans, leases and securities, FHLB advances and other borrowings (including junior subordinated debentures), and to a lesser extent, proceeds from the sale of loans and securities. While maturities and scheduled amortization of loans, leases and securities are predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

The Office of Thrift Supervision has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.

Our internal policy is to maintain cash, readily marketable debt securities with final maturities of one year or less and unused borrowing capacity at the FHLB and FRB at least equal to 15% of all transaction account balances and certificates of deposit maturing within one year (our “defined liquidity ratio”). At June 30, 2007, our defined liquidity ratio was 22.5% and our defined average liquidity ratio for the three months ended June 30, 2007 was 22.2%. In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity. At June 30, 2007, our largest core deposit relationship was $40.2 million and our ten largest core deposit relationships aggregated $104.2 million. As an additional component of liquidity management, we seek to maintain sufficient mortgage loan and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of the Bank’s total assets. At June 30, 2007, our immediate borrowing capacity from the FHLB was $627.0 million or 14 percent of the Bank’s total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window. As of June 30, 2007, our borrowing capacity at the Federal Reserve Bank was approximately $24.8 million. We also had $26.0 million of additional borrowing capacity at June 30, 2007, under a $75.0 million line of credit with a commercial bank. As discussed above, during the quarter ending June 30, 2007, we issued $30.0 million of junior subordinated debentures, the proceeds from which are available for general corporate purposes.

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

Net cash provided by operating activities was $26.4 million for the three months ended June 30, 2007 compared to $20.2 million for the comparable period of the prior year. The increase in net cash provided by operating activities is primarily due to an increase in provisions for losses on loans and leases between the three months ended June 30, 2006 and 2007, partially offset by a decrease in net earnings.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash provided by investing activities was $60.1 million for the three months ended June 30, 2007 compared to net cash used of $156.5 million for the comparable period of 2006. The increase in net cash provided by investing activities between the three months ended June 30, 2007 and June 30, 2006 was attributable principally to a net decrease of $146.8 million in loan and leases due to lower originations, a decrease of $42.4 million in the purchase of mortgage-backed securities available-for-sale and an increase of $25.7 million related to proceeds from the maturity of investment securities held-to-maturity.

Cash flows used in financing activities were $88.1 million for the three months ended June 30, 2007 compared to net cash provided of $131.4 million for the comparable period of 2006. Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Net deposits decreased $38.9 million for the three months ended June 30, 2007 compared to an increase of $73.6 million for the comparable period of 2006. Nevertheless, as a result of the reduction in loan originations noted above, during the three months ended June 30, 2007, we decreased our use of FHLB advances and other borrowings by $51.3 million, net, compared to an increase of $62.0 million, net for the comparable period of 2006.

At June 30, 2007, the Bank exceeded all of its regulatory capital requirements with tangible capital of $388.3 million, or 8.92% of adjusted total assets, which is above the required level of $65.3 million, or 1.5%; core capital of $388.3 million, or 8.92% of adjusted total assets, which is above the required level of $174.1 million, or 4.0%; and total risk-based capital of $434.3 million, or 11.46% of risk-weighted assets, which is above the required level of $303.2 million, or 8.0%. Our internal policy is for the Bank to maintain our total risk-based capital ratio at approximately 11.25%. Subject to the 11.25% total risk-based capital floor, the Bank periodically upstreams funds to the holding company through intercompany dividends.

During the quarter ended June 30, 2007, the Bank paid a dividend of $4.0 million to the Bancorp. The Bancorp has sufficient liquidity resources available to it from DBS as well as from a $75.0 million revolving line of credit with a commercial bank, $26.0 million of which was available at June 30, 2007, to meet all of its funding requirements, including dividends to shareholders. During the current quarter, the Company also issued junior subordinated debentures of $30.0 million, to be used for general corporate purposes. In the future, the Company has the ability to issue additional junior subordinated debentures should the need for additional funding requirements arise. From time to time as market conditions warrant we deploy some of our excess capital by repurchasing our common stock. On May 23 and July 25, 2007, we announced increases to our common stock repurchase program.

We currently have no material contractual obligations or commitments for capital expenditures. At June 30, 2007, we had outstanding commitments to originate and purchase loans of $94.9 million and none, respectively, compared to $216.3 million and none, respectively, at June 30, 2006. Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At June 30, 2007 and 2006, we had standby letters of credit of $28.6 million and $39.9 million, respectively. We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2007 totaled $1.37 billion. We expect that we will retain a substantial portion of the funds from maturing CD accounts either in certificate or liquid accounts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the three months ended June 30, 2007, from those which are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of June 30, 2007, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

PFF BANCORP, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings.

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Item 1A. Risk Factors.

The following risk factor has been updated from the risk factors previously disclosed in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

Our construction loans are based upon estimates of costs and value associated with the completed project. These construction estimates could be inaccurate.

We originate construction loans for single family home construction as well as for income producing properties. At June 30, 2007 and March 31, 2007, construction loans totaled $1.76 billion and $1.78 billion, or 38% and 38% of gross loans receivable, respectively. Construction lending involves risks associated with the timely completion of the construction activities for their allotted costs and the time needed to stabilize income producing properties, sell residential tract developments or refinance the indebtedness.

The risks inherent in construction lending may adversely affect our net income. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because such properties have no operating history. In these loans, loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to completion of construction, and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. Such consideration can affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of common stock during the quarter ended June 30, 2007.

	Common Stock Repurchased (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Programs	Total Shares Remaining Under Repurchase Programs (2)
April 1, 2007 through April 30, 2007	—	$—	—	477,810
May 1, 2007 through May 31, 2007	364,700	$28.77	364,700	1,113,110
June 1, 2007 through June 30, 2007	436,675	$29.46	436,675	676,435

Total	801,375	$29.15	801,375	1,676,435

(1)	On May 23, 2007, our Board of Directors authorized the repurchase of 1,000,000 shares, in addition to 227,910 shares available for repurchase at that time under our previously announced share repurchase program that was adopted by the Board of Directors on October 26, 2005.
(2)	At June 30, 2007, the maximum amount of our common shares that could be repurchased was 676,435 shares. Subsequent to June 30, 2007, on July 25, 2007, our Board of Directors authorized the repurchase of 1,000,000 shares, in addition to the 676,435 shares available from the previously announced share repurchase program.

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

PFF BANCORP, INC.

DATED: August 14, 2007	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy President, Chief Executive Officer and Director

DATED: August 14, 2007	BY:	/s/ GREGORY C. TALBOTT
Gregory C. Talbott Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer