Form 10-Q/A
period 2007-06-30
PFF BANCORP INC
filed 2007-08-15
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended June 30, 2007, as originally filed on August 14, 2007, is being filed solely to correct an immaterial error contained in “Note 4 – Borrowings” to the Unaudited Consolidated Financial Statements on page 9 of the Form 10-Q. The sixth sentence of Note 4 has been revised to read as follows:

“The Company has received a waiver from compliance with these requirements from the commercial bank, for the period ended June 30, 2007.”

The date in that sentence had inadvertently been left blank in the original filing.

Except as described above, no other changes have been made to the Quarterly Report on Form 10-Q. This Amendment does not otherwise attempt to update the information set forth in the original filing of the Quarterly Report on Form 10-Q.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(4) Other Borrowings

We have an unsecured revolving line of credit in the amount of $75.0 million, which was entered into by the Bancorp with a commercial bank. See “Item 1 - Business – Sources of Funds” in our March 31, 2007 Annual Report on Form 10-K. The available balance of the $75.0 million line of credit was $26.0 million at June 30, 2007. As of June 30, 2007, the Company was not in compliance with the following two covenants requiring (i) the minimum return on average assets to meet or exceed 1 percent for the three months ended June 30, 2007 and (ii) non-performing loans to total loans must not exceed 1.50% at June 30, 2007. Additionally, we did not meet an additional provision of the loan agreement, which prohibits the Company from distributing quarterly dividends in excess of quarterly earnings. The Company has received a waiver from compliance with these requirements from the commercial bank, for the period ended June 30, 2007. The debt relating to the Company’s credit facility is classified as a component of “FHLB advances and other borrowings” in our Consolidated Balance Sheets.

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

PFF BANCORP, INC.

DATED: August 15, 2007	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy President, Chief Executive Officer and Director

DATED: August 15, 2007	BY:	/s/ GREGORY C. TALBOTT
Gregory C. Talbott Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer