Form 10-Q
period 2007-09-30
PFF BANCORP INC
filed 2007-11-09
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The registrant had 22,624,961 shares of common stock, par value $.01 per share, outstanding as of October 31, 2007.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2007	March 31, 2007
Assets
Cash and cash equivalents	$52,709	$59,587
Investment securities held-to-maturity (estimated fair value of $6,941 at September 30, 2007, and $6,646 at March 31, 2007)	6,810	6,712
Investment securities available-for-sale, at fair value	1,666	28,067
Mortgage-backed securities available-for-sale, at fair value	175,598	186,607
Loans and leases receivable, net (net of allowances for loan and lease losses of $94,391 at September 30, 2007 and $46,315 at March 31, 2007)	4,027,603	4,116,232
Federal Home Loan Bank (FHLB) stock, at cost	37,570	46,158
Accrued interest receivable	23,750	25,704
Assets acquired through foreclosure, net	902	—
Property and equipment, net	61,003	56,564
Prepaid expenses and other assets	63,429	27,896

Total assets	$4,451,040	$4,553,527

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$3,270,796	$3,291,645
FHLB advances and other borrowings	700,200	775,300
Junior subordinated debentures	87,630	56,702
Accrued expenses and other liabilities	48,305	32,767

Total liabilities	4,106,931	4,156,414
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 59,000,000 shares; issued and outstanding 22,622,088 and 24,156,834 at September 30, 2007 and March 31, 2007, respectively	225	240
Additional paid-in capital	172,107	180,285
Retained earnings	176,677	221,892
Accumulated other comprehensive losses	(4,900)	(5,304)

Total stockholders’ equity	344,109	397,113

Total liabilities and stockholders’ equity	$4,451,040	$4,553,527

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans and leases receivable	$77,912	$80,334	$158,737	$156,788
Mortgage-backed securities	1,951	2,764	4,052	5,377
Investment securities and deposits	723	1,736	1,657	3,172

Total interest income	80,586	84,834	164,446	165,337

Interest expense:
Deposits	30,413	26,010	60,005	48,416
Borrowings	11,128	12,966	22,231	24,191

Total interest expense	41,541	38,976	82,236	72,607

Net interest income	39,045	45,858	82,210	92,730
Provision for loan and lease losses	34,000	2,520	55,800	3,020

Net interest income after provision for loan and lease losses	5,045	43,338	26,410	89,710

Non-interest income:
Deposit and related fees	3,744	3,380	7,476	6,673
Loan and servicing fees	352	578	773	1,171
Trust, investment and insurance fees	1,588	1,302	3,216	2,824
Gain on sale of loans, net	13	73	115	83
Gain on sale of securities, net	—	—	—	271
Mark-to-market on interest rate swaps	(738)	(797)	(409)	(322)
Other non-interest income	326	1,094	675	1,405

Total non-interest income	5,285	5,630	11,846	12,105

Non-interest expense:
General and administrative:
Compensation and benefits	11,501	13,696	26,763	29,331
Occupancy and equipment	4,982	4,268	9,721	8,025
Marketing and professional services	3,429	3,183	6,504	6,317
Other general and administrative	4,049	3,518	7,909	7,274

Total general and administrative	23,961	24,665	50,897	50,947
Foreclosed asset operations, net	9	—	9	(115)

Total non-interest expense	23,970	24,665	50,906	50,832

Earnings (loss) before income taxes	(13,640)	24,303	(12,650)	50,983
Income taxes (benefit)	(6,093)	10,260	(5,659)	21,515

Net earnings (loss)	$(7,547)	$14,043	$(6,991)	$29,468

Basic earnings (loss) per share	$(0.33)	$0.57	$(0.30)	$1.20

Weighted average shares outstanding for basic earnings (loss) per share calculation	22,878,751	24,517,593	23,378,987	24,471,266

Diluted earnings (loss) per share	$(0.33)	$0.56	$(0.30)	$1.19

Weighted average shares outstanding for diluted earnings (loss) per share calculation	22,878,751	24,856,348	23,378,987	24,812,956

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006	2007	2006
Net earnings (loss)	$(7,547)	$14,043	$(6,991)	$29,468

Other comprehensive earnings (loss), net of income tax expense (benefit)
Change in unrealized gains (loss) on:
Investment securities available-for-sale, at fair value, net of income tax expense of $0 and $119 for three months ended September 30, 2007 and 2006, and $0 and $57 for six months ended September 30, 2007 and 2006, respectively	—	165	—	79
Mortgage-backed securities available-for-sale, at fair value, net of income tax expense of $592 and $1,164 for three months ended September 30, 2007 and 2006, and $284 and $613 for six months ended September 30, 2007 and 2006, respectively	817	1,608	392	846
Reclassification of realized investment securities gains included in earnings (loss), net of income tax expense (benefit) of $8 and $(126) for six months ended September 30, 2007 and 2006, respectively	—	—	11	(174)
Reclassification of realized mortgage-backed securities gains (loss) included in earnings (loss), net of income tax expense of $1 and $0 for six months ended September 30, 2007 and 2006, respectively	—	—	1	—
Reclassification of realized credits on interest rate swaps included in earnings (loss), net of income tax benefit of $0 and $67 for six months ended September 30, 2007 and 2006, respectively	—	—	—	(93)

Other comprehensive income	817	1,773	404	658

Comprehensive earnings (loss)	$(6,730)	$15,816	$(6,587)	$30,126

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total
	(Dollars in thousands, except share data)
Balance at March 31, 2007	24,156,834	$240	$180,285	$221,892	$—	$(5,304)	$397,113
Net earnings (loss)	—	—	—	(6,991)	—	—	(6,991)
Repurchase of common stock	(1,611,975)	—	(7,657)	(29,443)	(16)	—	(37,116)
Stock issued for incentive plan	73,426	—	—	—	—	—	—
Amortization under stock-based compensation plans	—	—	(681)	—	—	—	(681)
Stock options exercised	3,803	1	28	—	—	—	29
Stock options expense	—	—	42	—	—	—	42
Dividends ($0.19 per share for June and September 2007)	—	—	—	(8,781)	—	—	(8,781)
Treasury stock retirement	—	(16)	—	—	16	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	404	404
Tax benefit from stock-based compensation	—	—	90	—	—	—	90

Balance at September 30, 2007	22,622,088	$225	$172,107	$176,677	$—	$(4,900)	$344,109

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(6,991)	$29,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion on loans, leases and securities	164	745
Dividends on FHLB stock	(1,086)	(1,002)
Provisions for losses on loans and leases	55,800	3,020
Gains on sales of loans, securities available-for-sale and property and equipment	(115)	(1,070)
Depreciation and amortization of property and equipment	3,048	2,123
Loans originated for sale	—	(6,174)
Proceeds from sale of loans held-for-sale	—	6,655
Amortization of stock-based compensation	(681)	2,793
Decrease in market value on interest rate swaps	409	322
Amortization of deferred issuance cost on junior subordinated debt	40	40
Deferred income tax expense (benefit)	17,787	(1,865)
Other, net	(35,806)	2,149

Net cash provided by operating activities	32,569	37,204

Cash flows from investing activities:
Net change in loans and leases	32,190	(265,616)
Principal payments on mortgage-backed securities available-for-sale	26,000	35,694
Principal payments on investment securities-available-for-sale	1,464	1,386
Purchases of investment securities held-to-maturity	(5,802)	—
Purchases of investment securities available-for-sale	—	(25,000)
Purchases of mortgage-backed securities available-for-sale	(14,501)	(42,449)
Redemption (purchases) of FHLB stock, net	9,674	(4,576)
Proceeds from maturity of investment securities	30,700	—
Proceeds from sale of investment securities available-for-sale	—	5,337
Proceeds from sale of property and equipment	—	1,218
Purchases of property and equipment	(7,487)	(8,177)

Net cash provided by (used in) investing activities	72,238	(302,183)

Cash flows from financing activities:
Net change in deposits	(20,849)	123,626
Proceeds from long-term FHLB advances and other borrowings	353,050	603,250
Repayment of long-term FHLB advances and other borrowings	(392,150)	(458,850)
Net change in short-term FHLB advances and other borrowings	(36,000)	7,000
Proceeds from issuance of junior subordinated debentures	30,000	—
Proceeds from exercise of stock options	29	559
Stock option expense	42	—
Cash dividends	(8,781)	(8,346)
Excess tax benefit from stock-based compensation arrangements	90	1,168
Purchases of treasury stock	(37,116)	—

Net cash provided by (used in) financing activities	(111,685)	268,407

Net increase in cash and cash equivalents	(6,878)	3,428
Cash and cash equivalents, beginning of period	59,587	58,831

Cash and cash equivalents, end of period	$52,709	$62,259

Supplemental information:
Interest paid	$81,923	$69,244
Income taxes paid	$13,800	$17,450
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$902	$—

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Consolidation

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

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included. We have made certain reclassifications to the prior year’s consolidated financial statements to conform to the current presentation. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2008.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended March 31, 2007.

(2)	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 and had no cumulative effect adjustment recognized upon adoption. In addition, as a result of adoption of FIN 48, we do not have any unrecognized tax benefits as a result of uncertainty in income taxes on our Consolidated Balance Sheets as of April 1, 2007 and September 30, 2007. It is our policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense. There were no penalties, but we had a reduction of interest expense of $105,000 related to income taxes included in the Consolidated Statement of Earnings for the quarter ended September 30, 2007. Included in the Consolidated Balance Sheet as of September 30, 2007, is interest payable of $92,000 related to income taxes due with tax returns. Also, we do not anticipate any changes in the amount of unrecognized tax benefits prior to our fiscal year-end. We file income tax returns with the U.S. federal and state of California jurisdictions. Recently, the Internal Revenue Service concluded their examination of our tax years ended March 31, 2002 through 2004. Accordingly, tax years ended on or after March 31, 2005 remain open to examination by the federal authorities. Tax years ending March 31, 2002, and thereafter remain open to examination by state authorities.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”), which provides a definition of fair value, guidance on the methods used to measure fair value and also expands financial statement disclosure requirements for fair value information. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

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

(3)	Share-Based Payment Plans

2006 Equity Incentive Plan

During September 2007, our Board of Directors granted 704,000 stock options to employees. These options were granted at an exercise price of $16.27 with cliff vesting on March 31, 2010 and a contractual term of 10 years. As of September 30, 2007, the remaining vesting period is 2.5 years and the remaining contractual term is 9.95 years.

The fair value of each option is estimated on the grant date using the Black-Scholes model that applies the following assumptions: volatility based on the historical volatility of our stock is 27.72%; the expected term of options granted of five years represents the period of time the options are expected to be outstanding; the risk-free rate of 4.07% is the yield from United States government securities with the same terms as the life of the options; and dividend yield of 5.16% is calculated using the anticipated dividend payout rate of the stock over the life of the option.

Compensation expense associated with these options was $42,000 for the three and six months ended September 30, 2007 and the unrecognized compensation cost as of September 30, 2007 was $1.9 million.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(4)	Earnings (Loss) Per Share

Earnings per share (“EPS”) is calculated on both a basic and diluted basis, excluding common shares in treasury. Basic EPS is calculated by dividing net earnings (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based payment plans.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,
	2007			2006
	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Net Earnings (Loss)	$(7,547)			$14,043
Basic EPS
Earnings (loss) available to common stockholders	(7,547)	22,878,751	$(0.33)	14,043	24,517,593	$0.57

Effect of Dilutive Securities
Options and stock awards(1)(2)		—			338,755

Diluted EPS
Earnings (loss) available to common stockholders and assumed conversions	$(7,547)	22,878,751	$(0.33)	$14,043	24,856,348	$0.56

(1)	For the three months ended September 30, 2007, the dilutive effect of 116,467 shares was excluded from the computation of diluted earnings per share due to anti-dilution.

(2)	The exercise price of all options was less than the average market price of the common shares during the three month periods ended September 30, 2006. As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the six months ended September 30, 2007 and 2006.

	For the Six Months Ended September 30,
	2007			2006
	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Net Earnings (Loss)	$(6,991)			$29,468
Basic EPS
Earnings (loss) available to common stockholders	(6,991)	23,378,987	$(0.30)	29,468	24,471,266	$1.20

Effect of Dilutive Securities
Options and stock awards (1)(2)		—			341,690

Diluted EPS
Earnings (loss) available to common stockholders and assumed conversions	$(6,991)	23,378,987	$(0.30)	$29,468	24,812,956	$1.19

(1)	For the six months ended September 30, 2007, the dilutive effect of 208,636 shares was excluded from the computation of diluted earnings per share due to anti-dilution.

(2)	The exercise price of all options was less than the average market price of the common shares during the six month periods ended September 30, 2006. As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(5)	Other Borrowings

We have an unsecured revolving line of credit in the amount of $75.0 million, which was entered into by the Bancorp with a commercial bank. See “Item 1—Business—Sources of Funds” in our March 31, 2007 Annual Report on Form 10-K. The available balance of the $75.0 million line of credit was $24.1 million at September 30, 2007. During the current quarter, we modified this line of credit and as of September 30, 2007, we are in compliance with all covenants thereunder. The new financial covenants are as follows: (i) the Bank and the Company must show a net profit on a rolling four-quarter basis, (ii) the Bank and the Company must maintain at all times a ratio of non-performing loans to total loans which is equal to or less than 6.00%, (iii) the Bank and the Company must maintain well capitalized regulatory capital ratios, as required by regulators, and (iv) the Company must maintain at all times a Tier 1 leverage ratio of 7.75% or greater, tested quarterly. The debt relating to the Company’s credit facility is classified as a component of “FHLB advances and other borrowings” in our Consolidated Balance Sheets.

(6)	Derivative Hedging Activities

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. At September 30, 2007, this interest rate swap had a fair value of $487,000. The periodic net settlement of this swap decreased interest expense by $128,000 and $245,000 for the three and six months ended September 30, 2007 compared to $117,000 and $204,000 for the three and six months ended September 30, 2006.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive three month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010. At September 30, 2007, this interest rate swap had a fair value of $75,000. The periodic net settlement of this swap decreased interest expense by $27,000 and $52,000 for the three and six months ended September 30, 2007 compared to $24,000 and $38,000 for the comparable periods of 2006.

Hedge accounting is not applied and the change in fair value of both of these swaps is recorded in the Statement of Earnings (Loss).

(7)	Allowance For Loan And Lease Losses

At September 30, 2007, the allowance for loan and lease losses (“ALLL”) was $94.4 million or 2.29% of net loans and leases compared to $46.3 million or 1.11% of net loans and leases at March 31, 2007. At September 30, 2007, approximately $40.2 million of our total ALLL is assigned to our construction and land loan portfolio. As a percentage of committed and disbursed balances on construction and land loans, this represents 2.4 percent and 3.1 percent, respectively. The ALLL is maintained at an amount management considers adequate to cover probable losses on loans and leases receivable. The determination of the adequacy of the ALLL is influenced to a significant degree by the evaluation of the loan and lease portfolio by our internal asset review (“IAR”) function. The IAR system is designed to promptly identify problem loans and leases and probable losses. As the percentage of our loan and lease portfolio comprised by the Construction, commercial business, commercial real estate and consumer loans (the “Four-Cs”) has increased, the IAR function has become increasingly important not only for the timely and accurate identification of probable losses, but also to minimize our exposure to such losses through early intervention. Among the factors taken into account by the IAR function in identifying probable losses and determining the adequacy of the ALLL are the nature, level and severity of classified assets, historical loss experience adjusted for current economic conditions, and composition of the loan and lease portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ALLL. Such agencies may require the Bank to make additional provisions for loan and lease losses based upon information available at the time of the review. We will continue to monitor and modify our ALLL as economic conditions, loss experience, changes in asset quality, portfolio composition and other factors dictate.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table sets forth activity in our ALLL.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning balance	$60,510	$37,658	$46,315	$37,126
Provision for loan losses	34,000	2,520	55,800	3,020
Charge-offs	(173)	(9)	(7,816)	(108)
Recoveries	54	120	92	251

Ending balance	$94,391	$40,289	$94,391	$40,289

The charge-offs of $7.8 million for the six months ended September 30, 2007, were primarily attributable to three loans aggregating $7.4 million made by DBS to a developer in the Central Valley. Those three loans were secured by second trust deeds on developed residential lots. In addition to these charge-offs, DBS has two other loans outstanding to this developer aggregating $8.0 million, $2.8 million of which is secured by real estate and $5.2 million of which is partially secured by other collateral and has a $3.6 million specific valuation allowance assigned against it. The $5.2 million loan is included in the commercial loans and leases category. The committed amounts of both loans aggregating $8.1 million, net of specific valuation allowances of $3.6 million are classified as substandard. In addition to DBS’s extensions of credit to this developer, the Bank has six loans outstanding aggregating $24.9 million to the same developer on three other projects, all of which are located in the Central Valley. All of the Bank’s loans to this developer are secured by first trust deeds on residential real estate, and all of the Bank’s extensions of credit are on non-accrual status.

During the quarter ended September 30, 2007, we foreclosed on two single family loans totaling $520,000, and recorded a $102,000 loan charge-off, upon classification to assets acquired through foreclosure.

(8) Non-Accrual Loans

Non-accrual loans were $227.7 million or 5.52% of net loans and leases (loans and leases receivable, net plus allowance for loan and lease losses) at September 30, 2007 compared to $11.4 million or 0.27 percent of net loans and leases at March 31, 2007 and $617,000 or 0.01 percent of net loans and leases at September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended September 30, 2007 and 2006. The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are generally derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$13,075	$141	4.28%	$10,001	$123	4.88%
Investment securities, net	9,883	112	4.53	78,718	1,026	5.17
Mortgage-backed securities, net	166,650	1,951	4.68	247,208	2,764	4.47
Loans and leases receivable, net	4,060,827	77,912	7.64	4,025,690	80,334	7.95
FHLB stock	38,073	470	4.90	43,422	587	5.36

Total interest-earning assets	4,288,508	80,586	7.48	4,405,039	84,834	7.67
Non-interest-earning assets	143,909			170,832

Total assets	$4,432,417			$4,575,871

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand accounts	$270,177	—	0.00	$283,744	—	0.00
Interest-bearing demand accounts	280,901	295	0.42	355,297	429	0.48
Savings accounts	129,140	180	0.55	154,278	164	0.42
Money market accounts	1,001,301	10,515	4.17	822,517	7,290	3.52
Certificate accounts	1,560,459	19,423	4.94	1,526,514	18,127	4.71

Total Deposits	3,241,978	30,413	3.72	3,142,350	26,010	3.28
FHLB advances and other borrowings	718,131	9,717	5.37	932,176	12,080	5.14
Junior subordinated debentures	87,630	1,411	6.44	56,702	886	6.25

Total interest-bearing liabilities	4,047,739	41,541	4.07	4,131,228	38,976	3.74

Non-interest-bearing liabilities	32,089			61,506

Total liabilities	4,079,828			4,192,734
Stockholders’ equity	352,589			383,137

Total liabilities and stockholders’ equity	$4,432,417			$4,575,871

Net interest income		$39,045			$45,858

Net interest spread			3.41			3.93
Net interest margin			3.64			4.16
Ratio of interest-earning assets to interest-bearing liabilities	105.95%			106.63%

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the six months ended September 30, 2007 and 2006. The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are generally derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Six Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$13,198	$299	4.52%	$9,659	$228	4.71%
Investment securities, net	15,971	366	4.57	70,497	1,836	5.19
Mortgage-backed securities, net	172,458	4,052	4.70	244,586	5,377	4.40
Loans and leases receivable, net	4,071,833	158,737	7.79	3,966,337	156,788	7.90
FHLB stock	39,827	992	4.97	42,475	1,108	5.20

Total interest-earning assets	4,313,287	164,446	7.62	4,333,554	165,337	7.57
Non-interest-earning assets	158,095			162,572

Total assets	$4,471,382			$4,496,126

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand accounts	$277,011	—	0.00	$279,625	—	0.00
Interest-bearing demand accounts	291,994	609	0.42	375,598	931	0.49
Savings accounts	134,090	348	0.52	156,928	331	0.42
Money market accounts	989,578	20,475	4.13	810,558	13,614	3.35
Certificate accounts	1,554,352	38,573	4.95	1,478,377	33,540	4.53

Total Deposits	3,247,025	60,005	3.69	3,101,086	48,416	3.11
FHLB advances and other borrowings	734,644	19,906	5.40	903,745	22,434	4.95
Junior subordinated debentures	73,096	2,325	6.36	56,702	1,757	6.20

Total interest-bearing liabilities	4,054,765	82,236	4.05	4,061,533	72,607	3.57

Non-interest-bearing liabilities	31,702			58,097

Total liabilities	4,086,467			4,119,630
Stockholders’ equity	384,915			376,496

Total liabilities and stockholders’ equity	$4,471,382			$4,496,126

Net interest income		$82,210			$92,730

Net interest spread			3.57			4.05
Net interest margin			3.81			4.28
Ratio of interest-earning assets to interest-bearing liabilities	106.38%			106.70%

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

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006				Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$38	(15)	(5)	18	$84	(9)	(4)	71
Investment securities, net	(897)	(127)	110	(914)	(1,420)	(221)	171	(1,470)
Mortgage-backed securities, net	(901)	128	(40)	(813)	(1,590)	372	(107)	(1,325)
Loans receivable, net	698	(3,093)	(27)	(2,422)	4,179	(2,187)	(43)	1,949
FHLB stock	(72)	(51)	6	(117)	(69)	(50)	3	(116)

Total interest-earning assets	(1,134)	(3,158)	44	(4,248)	1,184	(2,095)	20	(891)

Interest-bearing liabilities:
Demand deposit accounts	(90)	(56)	12	(134)	(208)	(140)	26	(322)
Savings accounts	(27)	51	(8)	16	(47)	78	(14)	17
Money market accounts	1,585	1,348	292	3,225	3,007	3,170	684	6,861
Certificate accounts	403	873	20	1,296	1,724	3,150	159	5,033
FHLB advances and other borrowings	(2,774)	537	(126)	(2,363)	(4,198)	2,034	(364)	(2,528)
Junior subordinated debentures	487	27	11	525	509	46	13	568

Total interest-bearing liabilities	(416)	2,780	201	2,565	787	8,338	504	9,629

Change in net interest income	$(718)	(5,938)	(157)	(6,813)	$397	(10,433)	(484)	(10,520)

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

Critical Accounting Policies

Our management has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. The significant accounting policies are described in our Annual Report on Form 10-K for the year ended March 31, 2007 and there has not been any material change in those policies since that date, other than changes discussed in this report. Certain accounting policies require significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods. The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

•

Allowance for loan and lease losses. For further information, see “Note –7—Allowance for loan and lease losses” in this Form 10-Q and “Item 1—Business—Lending Activities—Allowance for Loan and Lease Losses”, “Item 1—Business—Assets Acquired Through Foreclosure” and “Notes 5 and 6 to the Consolidated Financial Statements” in our March 31, 2007 Annual Report on Form 10-K.

•

Other-Than-Temporary Impairment. For further information, see “Item 1—Business—Investment Activities” and “Notes 2 and 3 to the Consolidated Financial Statements” in our March 31, 2007 Annual Report on Form 10-K.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Overview

The following discussion compares the results of operations for the three months ended September 30, 2007 with the corresponding period of 2006. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded net loss of $7.5 million or $0.33 per diluted share for the three months ended September 30, 2007 compared to net earnings of $14.0 million or $0.56 per diluted share for the comparable period of 2006.

•	The loss for the current quarter was due to a $34.0 million provision for loan and lease losses recorded during the quarter.

•

Non-accrual loans were $227.7 million or 5.52% of net loans and leases (loans and leases receivable, net plus allowance for loan and lease losses) at September 30, 2007 compared to $11.4 million or 0.27 percent of net loans and leases at March 31, 2007 and $617,000 or 0.01 percent of net loans and leases at September 30, 2006.

•

Net interest income decreased $6.8 million or 15 percent to $39.0 million for the current quarter compared to the same quarter of 2006. Net interest margin contracted 52 basis points to 3.64% between the quarters ended September 30, 2006 and 2007 and contracted 34 basis points on a sequential quarter basis due principally to the increase in non-accrual loans.

•

Four-Cs increased $98.6 million or 4 percent to $2.52 billion or 63 percent of loans and leases receivable, net, compared to $2.42 billion or 59 percent of loans and leases receivable, net, one year ago. At September 30, 2007, our construction loan portfolio, net of undisbursed loans in process, included $1.10 billion of residential construction and land loans and $176.7 million of commercial construction loans as compared to $1.09 billion of residential construction and land loans and $139.7 million of commercial construction loans at March 31, 2007.

Our loan origination focus continues to be on the Four-Cs. Four-Cs originations totaled $259.9 million or 79 percent of total originations in the current quarter, compared to $612.8 million or 86 percent of total originations for the comparable period of the prior year. The Four-Cs originations include $17.3 million and $16.5 million originated by DBS during the quarters ended September 30, 2007 and 2006, respectively. At September 30, 2007, DBS had outstanding loans receivable, net, of $94.7 million compared to $118.4 million at March 31, 2007. The majority of DBS’s loans are classified as construction and land.

•

Total deposits increased $89.9 million or 3 percent between the quarters ended September 30, 2006 and 2007. Certificates of deposits (“CDs”) increased $38.7 million while lower cost passbook, money market and demand deposits (“core deposits”) increased $51.2 million between the quarters ended September 30, 2006 and 2007. During the current quarter, total deposits related to the five new branches opened since March 31, 2007 increased $22.3 million.

At September 30, 2007, core deposits totaled $1.66 billion or 51 percent of total deposits, compared to $1.61 billion or 51 percent of total deposits one year ago. Non-interest-bearing demand deposits were $274.7 million or 8 percent of total deposits at September 30, 2007 compared to $293.7 million or 9 percent of average total deposits at September 30, 2006.

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

Our net interest income totaled $39.0 million for the quarter, down 15 percent or $6.8 million from $45.9 million for the quarter ended September 30, 2006, as net interest spread contracted 52 basis points to 3.41%. The decrease in net interest income and the contraction in net interest spread and margin was primarily attributable to the $227.0 million increase in non-accrual loans as of September 30, 2007 as compared to September 30, 2006 and the related non-recognition of interest income of $4.8 million for the quarter ended September 30, 2007. Excluding the non-recognition of interest on non-accrual loans, net interest spread and margin for the quarter ending September 30, 2007 would have been 3.86 percent and 4.09 percent, respectively. Highly competitive pricing of deposits in our markets coupled with increases in the general level of short term rates has resulted in a larger proportion of our funding being in CD accounts as opposed to core deposits. The increased level and higher costs of CD accounts and higher costs associated with our FHLB advances and other borrowings and junior subordinated debentures were the primary contributors to a 33 basis point increase in our average cost of interest-bearing liabilities for the current quarter as compared to the same period last year.

The average balances of the Four-Cs and total loans and leases receivable, net, increased $161.0 million and $35.1 million, respectively, between the quarters ended September 30, 2006 and 2007. The average yield on loans and leases receivable, net decreased 31 basis points to 7.64% for the quarter ended September 30, 2007 as compared to the same period of prior year. Excluding the non-recognition of interest on non-accrual loans, the average yield on loans and leases receivable, net would have been 8.11% for the quarter ended September 30, 2007. Loan and lease principal repayments totaled $442.5 million for the quarter ended September 30, 2007 compared to $543.2 million for the same period of 2006. Expressed as an annualized percentage of average loans and leases receivable, net, this represented 44 percent of the portfolio compared to 54 percent for the quarter ended September 30, 2006. Premium amortization, net of discount accretion on the loan and lease portfolio for the quarters ended September 30, 2007 and 2006 was $89,000 and $323,000, respectively. Amortization of loan origination fees, net, including extension and late fees decreased to $2.4 million and $1.7 million, respectively for the quarter ended September 30, 2007 compared to $3.9 million and $1.8 million, respectively for the comparable period of 2006. For the quarter ended September 30, 2007, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 40 basis points and 38 basis points, respectively, compared to 53 basis points and 48 basis points for the comparable period of 2006.

Our average cost of interest-bearing liabilities increased 33 basis points between the quarters ended September 30, 2006 and 2007 to 4.07% as a result of increases in the general level of interest rates and a shift in our deposit mix towards certificate accounts from core deposits. Our average cost of deposits rose 44 basis points between the quarters ended September 30, 2006 and 2007 to 3.72% for the current quarter, while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 29 basis points to 5.49% over that same time period. The average balance of our deposit portfolio increased $99.6 million or 3 percent between the quarters ended September 30, 2006 and 2007 to $3.24 billion. The average balance of certificate accounts increased $33.9 million and the average balance of core deposits increased $65.7 million.

Provision for Loan and Lease Losses

We recorded a $34.0 million provision for loan and lease losses for the quarter ended September 30, 2007 compared to a $2.5 million provision for the quarter ended September 30, 2006. The provision reflects increases in and downgrades to criticized or classified loans, primarily in the residential tract construction category that are experiencing slower than projected sales and/or increases in loan to value ratios arising from declines in residential home and land prices in our lending markets. The disbursed balance of assets classified special mention and substandard increased $134.6 million and $268.7 million, respectively, between March 31 and September 30, 2007, to $177.7 million and $315.9 million, respectively, before reduction for specific allowances of $685,000 and $37.6 million at March 31 and September 30, 2007, respectively.

The distribution of our construction and land loan portfolio by region as of September 30, 2007 is as follows:

	Construction and Land Loan Portfolio
	Disbursed Balance	Classified Special Mention	Classified Substandard
	(Dollars in thousands)
Inland Empire
Coachella Valley	$169,060	15,872	38,938
High Desert	88,029	18,539	—
Other	508,996	38,177	93,194

Total Inland Empire	766,085	72,588	132,132
Central Valley	82,962	21,837	2,807
Northern California	167,479	45,253	46,095
Other California	184,900	4,500	55,043
Out of State	76,839	23,018	—

	$1,278,265	167,196	236,077

Following is the vintage of our construction and land portfolio as of September 30, 2007 by year of origination:

	Construction and Land loan Portfolio
Year of origination	Residential	Commercial	Special Mention	Substandard
	(Dollars in thousands)
2007	$172,732	64,637	9,726	19,461
2006	545,401	87,390	99,543	74,966
2005	302,694	17,459	51,306	118,359
2004	75,199	6,863	6,621	21,777
2003 and before	5,514	376	—	1,513

Total	$1,101,540	176,725	167,196	236,076

Included in the $227.7 million of non-accrual loans at September 30, 2007 are $115.6 million in loans that are current ($54.4 million) or less than ninety days past due ($61.2 million), but are exhibiting weaknesses in the underlying collateral or borrower strength. At September 30, 2007, our non-accrual loans are comprised principally of $110.2 million of single family construction loans, $56.1 million of residential lot development loans, $41.7 million of one-to-four family loans, $14.3 million in commercial loans and leases, $3.7 million of commercial real estate loans and $1.7 million in consumer loans. Included in the $41.7 million of one-to-four family loans are eighty-five first trust deed non-owner occupied loans aggregating $36.3 million to a common borrower. This borrower also has commercial loans of $8.3 million secured by leases and other real estate collateral and $3.7 million in commercial and real estate with the Bank, all of which have been placed on non-accrual during the current quarter.

The following table sets forth the composition of our loan and lease delinquencies for 30-59 days and 60-89 days as of September 30 and March 31, 2007.

	September 30, 2007 (1)		March 31, 2007
Loan Category	30-59 days	60-89 days	30-59 days	60-89 days
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family (2)	$2,327	1,794	$2,320	—
Multi-family	—	—	572	—
Commercial real estate	393	—	272	—
Construction and land:
Unentitled land	—	—	—	—
Entitled land/ developed lots	—	—	17,139	—
Residential construction:
Single family	—	—	3,376	—
Multi-family	—	—	—	—
Condominium conversion	46,431	—	—	—
Commercial construction	4,500	—	—	—
Commercial loans and leases	852	—	167	—
Consumer	2,395	171	492	237

	$56,898	1,965	$24,338	237

Delinquencies as a percentage of total loans	1.38%	0.05%	0.58%	0.01%

(1)	Excluding $35.9 million of 30-59 day delinquencies and $25.3 million of 60-89 day delinquencies which are on non-accrual status as shown in the following table.
(2)	Includes loans held for sale.

Loans and leases 90 days or more delinquent totaling $112.1 million and $11.4 million as of September 30 and March 31, 2007, respectively, are included as a component of non-accrual loans.

The following tables set forth the composition of our consolidated loan and lease portfolio, Special Mention and Substandard assets and non-accrual loans as of September 30 and March 31, 2007.

At September 30, 2007
	Committed Balance (1)	Disbursed Balance (2)	Special Mention		Substandard		Non- Accrual (2)	Specific Valuation Allowances
Loan Category			Committed Balance (1)(3)	Disbursed Balance (2)(3)	Committed Balance (1)(3)(5)	Disbursed Balance (2)(3)(5)
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family (4)	$1,396,813	1,396,813	1,794	1,794	42,643	42,643	41,741	3,708
Multi-family	204,145	204,145	—	—	—	—	—	—
Commercial real estate	670,836	670,836	1,679	1,679	3,681	3,681	3,681	—
Construction and land:
Unentitled land	82,960	75,617	1,540	1,540	6,600	6,600	—	—
Entitled land/ developed lots	371,379	306,793	28,482	22,023	63,644	60,183	56,074	10,510
Residential construction:
Single Family	793,224	583,016	115,730	92,798	147,938	130,293	110,156	11,131
Multi-family	56,446	45,312	18,400	15,886	—	—	—	—
Condominium conversion	93,751	90,803	30,596	30,449	39,000	39,000	—	—
Commercial construction	285,755	176,724	4,500	4,500	—	—	—	—
Commercial loans and leases	242,158	242,158	6,884	6,884	31,753	31,753	14,310	11,991
Consumer	328,781	328,781	171	171	1,697	1,697	1,697	230

	4,526,248	4,120,998	209,776	177,724	336,956	315,850	227,659	37,570
Undisbursed construction loan funds	(405,250)	N/A
Deferred loan and lease origination cost, net	996	996
Allowance for loan and lease losses (6)	(94,391)	(94,391)

Total loans and leases, net	4,027,603	4,027,603
Less loans held-for-sale	—	—

Loans and leases receivable, net	$4,027,603	4,027,603

(1)	Includes undisbursed construction loan funds.
(2)	Excludes undisbursed construction loan funds.
(3)	Balances have not been reduced by amounts of specific valuation allowances.
(4)	Includes loans held-for-sale.
(5)	Includes $902,000 of assets acquired through foreclosure at September 30, 2007, in substandard committed and disbursed balances, one-to-four family loans.
(6)	Allowance for loan and lease losses includes specific valuation allowances shown above.

At March 31, 2007
Loan Category	Committed Balance (1)	Disbursed Balance (2)	Special Mention		Substandard		Non- Accrual (2)	Specific Valuation Allowances
			Committed Balance (1) (3)	Disbursed Balance (2)(3)	Committed Balance (1) (3)	Disbursed Balance (2) (3)
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family (4)	$1,421,310	1,421,310	—	—	1,349	1,349	1,349	36
Multi-family	235,424	235,424	—	—	—	—	—	—
Commercial real estate	679,526	679,526	—	—	—	—	—	—
Construction and Land:
Unentitled land	95,990	89,518	—	—	—	—	—	—
Entitled land/ developed lots	325,323	266,787	18,137	18,137	—	—	—	—
Residential construction:
Single Family	916,210	583,460	24,907	24,158	31,700	26,670	—	—
Multi-family	64,898	49,269	—	—	—	—	—	—
Condominium conversion	109,132	99,329	—	—	8,876	8,876	8,876	450
Commercial construction	264,036	139,710	—	—	—	—	—	—
Commercial loans and leases	286,678	286,678	564	564	9,540	9,540	430	68
Consumer	313,203	313,203	237	237	766	766	766	131

	4,711,730	4,164,214	43,845	43,096	52,231	47,201	11,421	685
Undisbursed construction loan funds	(547,516)	N/A
Deferred loan and lease origination fees, net	(1,667)	(1,667)
Allowance for loan and lease losses (6)	(46,315)	(46,315)

Total loans and leases, net	4,116,232	4,116,232
Less loans held-for-sale	—	—

Loans and leases receivable, net	$4,116,232	4,116,232

(1)	Includes undisbursed construction loan funds.
(2)	Excludes undisbursed construction loan funds.
(3)	Balances have not been reduced by amounts of specific valuation allowances.
(4)	Includes loans held-for-sale.
(5)	Includes $902,000 of assets acquired through foreclosure at September 30, 2007, in substandard committed and disbursed balances, one-to-four family loans.
(6)	Allowance for loan and lease losses includes specific valuation allowances shown above.

On a monthly basis, our Internal Asset Review Department (“IARD”) conducts independent evaluations of the credit risk and quality of our assets. During these evaluations, the IARD classifies assets according to the following grades: Pass 1; Pass 2; Pass 3; Pass 4; Special Mention; Substandard; Doubtful; and Loss. Substandard, Doubtful, and Loss assets are considered “classified assets” for regulatory purposes. For further information, see “Item 1—Business—Lending Activities—Delinquencies and Classified Assets” in our March 31, 2007 Annual Report on Form 10-K. During the quarter ended September 30, 2007, IARD’s review of our loan portfolio resulted in the increase in Special Mention and Substandard assets, primarily as a result of credit weaknesses we are experiencing in the residential construction and land segment of our loan portfolio. For further information, see “Comparison of Financial Condition at September 30, 2007 and March 31, 2007”.

Non-Interest Income

Total non-interest income decreased $345,000 between the quarters ended September 30, 2006 and 2007 to $5.3 million. Excluding a one-time gain of $716,000 on the sale of a former administrative building in the prior year, non-interest income increased $371,000 between the quarters ended September 30, 2006 and 2007.

Deposit and Related Fees

Deposit and related fees increased 11 percent or $364,000 to $3.7 million for the current quarter. Monthly service charges and overdraft fees increased $317,000 to $3.3 million for the current quarter. At September 30, 2007, we had 72,674 transaction accounts an increase of 2,373 accounts or 3 percent compared to 70,301 accounts at September 30, 2006.

Loan and Servicing Fees

Loan and servicing fees decreased $226,000 or 39 percent between the quarters ended September 30, 2006 and 2007 to $352,000 for the current quarter. This decrease was attributable to lower extension fees and disbursement fees on construction loans and reconveyance fees on single family loans.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees increased $286,000 or 22 percent to $1.6 million for the quarter ended September 30, 2007. The increase in fees is a result of an increase in market value of trust and investment assets under management or advisory by Glencrest and the Bank’s trust department to $760.8 million at September 30, 2007, from $708.5 million at September 30, 2006. These assets under management or advisory include $620.6 million managed or advised by Glencrest at September 30, 2007 compared to $572.6 million at September 30, 2006. The average annual fee per dollar of assets managed or advised was approximately 56 basis points for the current quarter compared to 52 basis points for the same quarter of the prior year.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. This activity generated net gains on sales of $13,000 and $73,000 for the quarters ended September 30, 2007 and 2006, respectively.

Gain on Sale of Securities

We generally follow a “buy and hold” strategy with respect to our securities portfolio. While the overwhelming majority of our securities portfolio is classified as “available for sale,” our securities sales activity has been and is expected to continue to be infrequent. There were no securities sales during the quarters ended September 30, 2007 and 2006.

Non-Interest Expense

Non-interest expense and general and administrative (“G&A”) expense decreased $695,000 or 3 percent to $24.0 million for the quarter ended September 30, 2007 as compared to the same period last year. Compensation and benefits expense decreased $2.2 million or 16 percent between the quarters ended September 30, 2006 and 2007 to $11.5 million, primarily due to a reversal of both annual and long term incentive plan accruals, partially offset by personnel expense related to our five new savings branches opened during the past six months.

The ratio of G&A expense to average assets was 2.16% for both the quarters ended September 30, 2007 and 2006. Our efficiency ratio increased to 54.05% for the current quarter compared to 47.90% for the comparable period of 2006, primarily attributable to the reversal of accrued interest related to the increase in non-accrual loans, partially offset by a decrease in G&A expenses.

Income Taxes

Income tax benefit and the effective tax rate were $6.1 million and 44.7 percent for the current quarter compared to income tax expense and an effective tax rate of $10.3 million and 42.2 percent for the quarter ended September 30, 2006. This increase in the effective tax rate was primarily attributable to a decrease in pretax income, causing certain permanent differences to comprise a higher proportion of taxable income and a reduction of interest expense related to income taxes due with tax returns.

Comparison of Operating Results for the Six Months Ended September 30, 2007 and 2006

Overview

The following discussion compares the results of operations for the six months ended September 30, 2007 with the corresponding period of 2006. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded a net loss of $7.0 million or $0.30 per diluted shares for the six months ended September 30, 2007 compared to net earnings of $29.5 million or $1.19 per diluted share for the six months ended September 30, 2006.

Net Interest Income

Our net interest income totaled $82.2 million for the six months ended September 30, 2007, a decrease of $10.5 million or 11 percent from $92.7 million for the comparable period of 2006. The decrease in net interest income was primarily attributable to the $227.0 million increase in non-accrual loans as of September 30, 2007 as compared to September 30, 2006 and the related non-recognition of interest income of $6.8 million for the six months ended September 30, 2007. Average interest-earning assets decreased $20.3 million between the six months ended September 30, 2007 and 2006 and net interest margin contracted 47 basis points to 3.81% for the six months ended September 30, 2007 from 4.28% for the same period of 2006. Excluding the non-recognition of interest income, net interest spread and margin would have been 3.79% and 4.13 percent, respectively for the six months ended September 30, 2007.

The average balance of the loans and leases receivable, net, increased $105.5 million or 3 percent, while the average balance of the Four-Cs increased $208.9 million or 9 percent between the six months ended September 30, 2006 and 2007. The increase in the average balance of the Four-Cs was partially offset by a decrease of $103.4 million in the average balances of the single family and multi-family loan portfolios.

The average yield on loans and leases receivable, net, decreased 11 basis points between the six months ended September 30, 2006 and 2007 to 7.79%. Loan and lease principal repayments totaled $953.3 million for the six months ended September 30, 2007 compared to $1.14 billion for the comparable period of 2006. Expressed as an annualized percentage of average loans and leases receivable, net, this represented 47 percent and 57 percent of the portfolio for the six months ended September 30, 2007 and 2006, respectively. Premium amortization, net of discount accretion on the loan and lease portfolio for the six months ended September 30, 2007 was $180,000 compared to $566,000 for the comparable period of 2006. Amortization of loan origination fees, net, including extension and late fees decreased to $5.0 million and $3.6 million, respectively for the six months ended September 30, 2007 compared to $8.2 million and $3.8 million, respectively for the comparable period of 2006. For the six months ended September 30, 2007, fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 43 basis points and 41 basis points, respectively, compared to 58 basis points and 53 basis points, respectively, for the comparable period of 2006.

Our average cost of interest-bearing liabilities increased 48 basis points to 4.05% between the six months ended September 30, 2006 and 2007. Our average cost of deposits rose 58 basis points between the six months ended September 30, 2006 and 2007 while our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 47 basis points. The average balance of our deposit portfolio increased $145.9 million or 5 percent to $3.25 billion or 80 percent of our average interest-bearing liabilities.

Provision for Loan and Lease Losses

We recorded a $55.8 million provision for loan and lease losses for the six months ended September 30, 2007 compared to $3.0 million for the comparable period of 2006. We recorded increases in provision for loan and lease losses related to increases in our criticized and classified assets, including non-accrual loans.

Non-Interest Income

Total non-interest income was $11.8 million and $12.1 million for the six months ended September 30, 2007 and 2006, respectively. Excluding gain on sale of securities of $271,000 and gain on sale of a former administrative building of $716,000 for the six months ended September 30, 2006, total non-interest income increased $728,000 between the six months ended September 30, 2006 and 2007.

Deposit and Related Fees

Deposit and related fees totaled $7.5 million for the six months ended September 30, 2007, up $803,000 or 12 percent from the comparable period in 2006. Fee income associated with transaction accounts increased $799,000 between the six months ended September 30, 2006 and 2007.

Loan and Servicing Fees

Loan and servicing fees were $773,000 and $1.2 million, respectively, for the six months ended September 30, 2007 and 2006. The decrease is primarily related to disbursement and inspection fees associated with our construction loan portfolio, which decreased $130,000 to $327,000 for the six months ended September 30, 2007.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees were $3.2 million for the six months ended September 30, 2007, an increase of $392,000 or 14 percent from the comparable period of 2006, reflecting an increase in assets under management or advisory.

Gain on Sale of Loans

The net gain on sale of loans was $115,000 on $9.8 million of principal sold for the six months ended September 30, 2007 compared to a net gain of $83,000 on $6.6 million of principal sold during the same period last year.

Gain on Sale of Securities

Securities with cost bases aggregating $5.1 million were sold during the six months ended September 30, 2006, generating gains on sales of $271,000. There were no securities sales during the six months ended September 30, 2007.

Non-Interest Expense

Non-interest expense was relatively unchanged at $50.9 million for the six months ended September 30, 2006 and 2007. Compensation and benefit expense decreased $2.6 million or 9 percent between the six months ended September 30, 2006 and 2007 to $26.8 million. The decrease was primarily attributable to a $2.1 million reversal of long-term incentive plan accruals during the six months ended September 30, 2007. ESOP expense was $1.8 million for the six months ended September 30, 2007, compared to $1.5 million for the comparable period of 2006.

The ratio of G&A expense to average assets was 2.28%, on an annualized basis for the six months ended September 30, 2007 compared to 2.27% for the comparable period of 2006. Our efficiency ratio was 54.11% for the six months ended September 30, 2007 compared to 48.60% for the comparable period of 2006.

Income Taxes

Income tax benefit and the effective tax rate were $5.7 million and 44.7 percent for the six months ended September 30, 2007 compared to income tax expense and an effective tax rate of $21.5 million and 42.2 percent for the six months ended September 30, 2006.

Comparison of Financial Condition at September 30, 2007 and March 31, 2007

Total assets were $4.45 billion at September 30, 2007 compared to $4.55 billion at March 31, 2007. Loans and leases receivable, net, totaled $4.03 billion at September 30, 2007, an $88.6 million decrease from $4.12 billion at March 31, 2007. The balance of our Four-Cs were relatively unchanged totaling $2.51 billion at March 31, 2007 as compared to $2.52 billion at September 30, 2007. These loan balances are shown net of undisbursed construction loan funds of $405.3 million and $547.5 million at September 30 and March 31, 2007, respectively.

Total liabilities were $4.11 billion at September 30, 2007, a decrease of $49.5 million from $4.16 billion at March 31, 2007. Deposits decreased $20.8 million to $3.27 billion or 80 percent of total liabilities at September 30, 2007 compared to $3.29 billion or 79 percent of total liabilities at March 31, 2007. Core deposits decreased $47.2 million to $1.66 billion, while certificate accounts increased $26.3 million during the past six months. At September 30, 2007, non-interest bearing demand deposits were $274.7 million or 8 percent of total deposits compared to $295.1 million or 9 percent of total deposits at March 31, 2007.

Total stockholders’ equity decreased $53.0 million to $344.1 million at September 30, 2007 compared to $397.1 million at March 31, 2007. The decrease in total stockholders’ equity was comprised principally of $37.1 million representing 1,611,975 shares of our common stock repurchased during the six months ended September 30, 2007 under our share repurchase program, cash dividends of $8.8 million and a net loss of $7.0 million.

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

Our internal policy is to maintain cash, readily marketable debt securities with final maturities of one year or less and unused borrowing capacity at the FHLB and FRB at least equal to 15% of all transaction account balances and certificates of deposit maturing within one year (our “defined liquidity ratio”). At September 30, 2007, our defined liquidity ratio was 19.79% and our defined average liquidity ratio for the three months ended September 30, 2007 was 21.51%. In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity. At September 30, 2007, our largest core deposit relationship was $39.0 million and our ten largest core deposit relationships aggregated $101.4 million. As an additional component of liquidity management, we seek to maintain sufficient mortgage loan and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of the Bank’s total assets. At September 30, 2007, our immediate borrowing capacity from the FHLB was $600.7 million or 14 percent of the Bank’s total assets. Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window. As of September 30, 2007, our borrowing capacity at the

Federal Reserve Bank was approximately $23.1 million. We also had $24.1 million of additional borrowing capacity at September 30, 2007, under a $75.0 million line of credit with a commercial bank.

Our strategy is to manage liquidity by investing excess cash flows in higher yielding interest-earning assets, such as loans, leases and securities, or paying down FHLB advances and other borrowings, depending on market conditions. Conversely, if the need for funds is not met through deposits and cash flows from loans, leases and securities, we initiate FHLB advances and other borrowings or, if necessary and of economic benefit, sell loans and/or securities. Only when no other alternatives exist will we constrain loan and lease originations as a means of addressing a liquidity shortfall. We have not found it necessary to constrain loan and lease originations at the Bank due to liquidity considerations. However, in light of current conditions in the credit markets, we are constraining loan originations at DBS. As a result, we expect the DBS loan portfolio to decline from its present level of $94.7 million.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.

Net cash provided by operating activities was $32.6 million for the six months ended September 30, 2007 compared to $37.2 million for the comparable period of the prior year. The decrease in net cash provided by operating activities is primarily due to an increase in current income tax benefit and provision for loan and lease losses, partially offset by an increase in the deferred income tax expense and the net loss for the six months ended September 30, 2006 and 2007.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash provided by investing activities was $72.2 million for the six months ended September 30, 2007 compared to net cash used of $302.2 million for the comparable period of 2006. The increase in net cash provided by investing activities between the six months ended September 30, 2007 and September 30, 2006 was attributable principally to a net decrease of $297.8 million in the change in loan and leases due to lower originations, a decrease of $47.1 million in the purchase of securities and an increase of $30.7 million related to proceeds from the maturity of investment securities held-to-maturity.

Cash flows used in financing activities were $111.7 million for the six months ended September 30, 2007 compared to net cash provided of $268.4 million for the comparable period of 2006. Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Net deposits decreased $20.8 million for the six months ended September 30, 2007 compared to an increase of $123.6 million for the comparable period of 2006. During the six months ended September 30, 2007, we decreased our use of FHLB advances and other borrowings by $75.1 million, net, compared to an increase of $151.4 million, net for the comparable period of 2006.

At September 30, 2007, the Bank exceeded all of its regulatory capital requirements with tangible capital of $379.6 million, or 8.72% of adjusted total assets, which is above the required level of $65.3 million, or 1.5%; core capital of $379.6 million, or 8.72% of adjusted total assets, which is above the required level of $174.1 million, or 4.0%; and total risk-based capital of $425.9 million, or 11.18% of risk-weighted assets, which is above the required level of $304.9 million, or 8.0%.

During the six months ended September 30, 2007, the Bank paid a dividend of $4.0 million to the Bancorp. The Bancorp has sufficient liquidity resources available to it from DBS as well as from a $75.0 million revolving line of credit with a commercial bank, $24.1 million of which was available at September 30, 2007, to meet all of its funding requirements, including dividends to shareholders. From time to time as market conditions warrant we deploy some of our excess capital by repurchasing our common stock.

We repurchased 810,600 shares of our common stock at a weighted average price of $16.97 per share during the quarter bringing fiscal year-to-date repurchases to 1,611,975 shares at a weighted average price of $23.03 per share. At September 30, 2007, 865,835 shares remain under a 1.0 million share repurchase authorization adopted by our Board of Directors on July 25, 2007. While there are presently no restrictions on our ability to repurchase shares of our stock, given the uncertainty associated with the current credit conditions, our desire to preserve both capital and liquidity and ensure the sustainability of our cash dividend program, we have temporarily suspended our repurchase program.

We currently have no material contractual obligations or commitments for capital expenditures. At September 30, 2007, we had outstanding commitments to originate and purchase loans of $188.6 million and none, respectively, compared to $99.1 million and none, respectively, at September 30, 2006. Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At September 30, 2007 and 2006, we had standby letters of credit of $24.8 million and $28.4 million, respectively. We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2007 totaled $1.46 billion. We expect that we will retain a substantial portion of the funds from maturing CD accounts either in certificate or liquid accounts.

In Late October 2007, wild fires erupted in Southern California, primarily in Los Angeles, San Diego, Riverside, Orange, San Bernardino, Ventura and Santa Barbara counties, resulting in the destruction of numerous homes and related property damage. While the damage was wide-spread throughout various communities, the impact on homes financed by the Company was not significant and no corporate offices or branches were damaged as a result of these fires. Additionally, our borrowers are required to have fire insurance in order to protect their property from losses resulting from fires.

Housing Market Outlook

The financial services sector of the United States economy including the Inland Empire (San Bernardino and Riverside counties) of Southern California has been undergoing a rapidly changing and declining economic environment including excess inventory of new homes and residential lots, resulting in part from an over reliance by home buyers on sub-prime and non-traditional lending products. With the tightening of credit standards there is an imbalance between the number of homes available for sale and the demand from qualified borrowers, creating downward pressure on home prices and lot values. Until this excess inventory problem is resolved through the passage of time and easing of home prices, we expect the financial services industry to continue to experience earnings pressure. Over the long term, we believe the continued population growth in the Inland Empire and the affordability of housing relative to other areas of Southern California will provide a solid foundation for the Inland Empire real estate market to rebound and prosper.

In response to the current challenging operating environment, we have and will continue to revise our credit risk policies and monitoring including revising the limits on credit exposure by geographical region, product type and borrower. We have also hired additional staff and reorganized existing personnel to enhance the identification, monitoring and resolution of problem loans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the six months ended September 30, 2007, from those which are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d–15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of September 30, 2007, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

The following risk factors have been updated from the risk factors previously disclosed in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

We originate construction loans for single family home construction as well as for income producing properties. At September 30, 2007 and March 31, 2007, construction loans totaled $1.68 billion and $1.78 billion, or 37% and 38% of gross loans receivable, respectively. Construction lending involves risks associated with the timely completion of the construction activities for their allotted costs and the time needed to stabilize income producing properties, sell residential tract developments or refinance the indebtedness.

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

Adverse economic conditions could cause us to incur additional losses from our banking and lending operations which are concentrated in Southern California, primarily in the Inland Empire. The potential adverse economic conditions in this region could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These events could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us. The value of real estate securing our lending activities also depends upon conditions in the relevant real estate markets. These include general or local economic conditions and neighborhood characteristics, real estate tax rates, the cost of operating the properties, governmental regulations and fiscal policies, acts of nature including earthquakes, flood and hurricanes (which may result in uninsured losses), wild fires and other factors beyond our control.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of common stock during the quarter ended September 30, 2007

	Common Stock Repurchased (1)			Total Shares Remaining Under Repurchase Programs (2)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Programs
July 1, 2007 through July 31, 2007	356,000	$17.15	356,000	1,320,435
August 1, 2007 through August 31, 2007	454,600	$16.84	454,600	865,835
September 1, 2007 through September 30, 2007	—	$—	—	865,835

Total	810,600	$16.97	810,600	865,835

(1)	On July 25, 2007, our Board of Directors authorized the repurchase of 1,000,000 shares, in addition to 676,435 shares available for repurchase at that time under our previously announced share repurchase program that was adopted by the Board of Directors on May 23, 2007.
(2)	At September 30, 2007, the maximum amount of our common shares that could be repurchased was 865,835 shares.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on September 11, 2007. The proposals submitted to shareholders and the tabulation of votes for each proposal were as follows:

1.) Election of directors of the Company for three-year terms:

Nominees	Number of Votes For	Number of Votes Withheld	Term
Larry M. Rinehart	19,932,783	1,169,651	3 Years
Richard P. Crean	20,654,346	448,087	3 Years

The directors whose terms continued and the years their terms expire are as follows:

Continuing Directors	Year Term Expires
Robert W. Burwell	2008
Curtis W. Morris	2008
Kevin McCarthy	2008
Stephen C. Morgan	2009
Jil H. Stark	2009
Royce A. Stutzman	2009

2.) Ratification of KPMG LLP as the Company’s Registered Independent Public Accounting Firm.

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
20,854,448	203,941	44,043

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14a/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

PFF BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: November 9, 2007	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy President, Chief Executive Officer and Director

DATED: November 9, 2007	BY:	/s/ GREGORY C. TALBOTT
Gregory C. Talbott Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer