Form 10-Q
period 2007-12-31
PFF BANCORP INC
filed 2008-02-08
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

(Address of principal executive offices) (Zip Code)

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

The registrant had 22,624,961 shares of common stock, par value $0.01 per share, outstanding as of January 31, 2008.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	December 31, 2007	March 31, 2007
Assets
Cash and cash equivalents	$61,559	$59,587
Investment securities held-to-maturity (estimated fair value of $7,147 at December 31, 2007, and $6,646 at March 31, 2007)	6,809	6,712
Investment securities available-for-sale, at fair value	1,661	28,067
Mortgage-backed securities available-for-sale, at fair value	165,190	186,607
Loans held-for-sale	1,674	—
Loans and leases receivable, net (net of allowances for loan and lease losses of $72,845 at December 31, 2007 and $46,315 at March 31, 2007)	3,957,379	4,116,232
Federal Home Loan Bank (FHLB) stock, at cost	36,669	46,158
Accrued interest receivable	22,562	25,704
Assets acquired through foreclosure, net	973	—
Property and equipment, net	60,192	56,564
Prepaid expenses and other assets	59,207	27,896

Total assets	$4,373,875	$4,553,527

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$3,246,534	$3,291,645
FHLB advances and other borrowings	684,400	775,300
Junior subordinated debentures	87,630	56,702
Accrued expenses and other liabilities	29,030	32,767

Total liabilities	4,047,594	4,156,414
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 59,000,000 shares; issued and outstanding 22,624,961 shares and 24,156,834 shares at December 31, 2007 and March 31, 2007, respectively	225	240
Additional paid-in capital	172,902	180,285
Retained earnings	157,692	221,892
Accumulated other comprehensive losses	(4,538)	(5,304)

Total stockholders’ equity	326,281	397,113

Total liabilities and stockholders’ equity	$4,373,875	$4,553,527

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
Interest income:
Loans and leases receivable	$72,178	$82,751	$230,915	$239,539
Mortgage-backed securities	1,947	2,648	5,999	8,025
Investment securities and deposits	730	1,578	2,387	4,750

Total interest income	74,855	86,977	239,301	252,314

Interest expense:
Deposits	30,248	28,550	90,253	76,966
Borrowings	10,379	13,269	32,610	37,460

Total interest expense	40,627	41,819	122,863	114,426

Net interest income	34,228	45,158	116,438	137,888
Provision for loan and lease losses	35,000	1,900	90,800	4,920

Net interest income (expense) after provision for loan and lease losses	(772)	43,258	25,638	132,968

Non-interest income:
Deposit and related fees	3,868	3,519	11,344	10,192
Loan and servicing fees	355	566	1,128	1,737
Trust, investment and insurance fees	1,325	1,529	4,541	4,353
Gain on sale of loans, net	37	81	152	164
Gain on sale of securities, net	—	—	—	271
Mark-to-market on interest rate swaps	(730)	(35)	(1,139)	(357)
Other non-interest income	254	349	929	1,754

Total non-interest income	5,109	6,009	16,955	18,114

Non-interest expense:
General and administrative:
Compensation and benefits	14,735	14,595	41,498	43,926
Occupancy and equipment	5,273	4,190	14,994	12,215
Marketing and professional services	3,397	3,088	9,901	9,405
Other general and administrative	6,668	4,136	14,577	11,410

Total general and administrative	30,073	26,009	80,970	76,956
Foreclosed asset operations, net	42	(355)	51	(470)

Total non-interest expense	30,115	25,654	81,021	76,486

Earnings (loss) before income taxes	(25,778)	23,613	(38,428)	74,596
Income taxes (benefit)	(11,095)	9,970	(16,754)	31,485

Net earnings (loss)	$(14,683)	$13,643	$(21,674)	$43,111

Basic earnings (loss) per share	$(0.65)	$0.56	$(0.94)	$1.76

Weighted average shares outstanding for basic earnings (loss) per share calculation	22,592,898	24,557,623	23,116,004	24,500,157

Diluted earnings (loss) per share	$(0.65)	$0.55	$(0.94)	$1.74

Weighted average shares outstanding for diluted earnings (loss) per share calculation	22,592,898	24,893,341	23,116,004	24,819,134

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
Net earnings (loss)	$(14,683)	$13,643	$(21,674)	$43,111

Other comprehensive earnings (loss), net of income tax expense (benefit)
Change in unrealized gains (loss) on:
Investment securities available-for-sale, at fair value, net of income tax expense (benefit) of $(2) and $8 for three months ended December, 2007 and 2006, and $(2) and $64 for nine months ended December 31, 2007 and 2006, respectively	(3)	11	(3)	89
Mortgage-backed securities available-for-sale, at fair value, net of income tax expense of $264 and $259 for three months ended December 31, 2007 and 2006, and $548 and $872 for nine months ended December 31, 2007 and 2006, respectively	365	357	757	1,204
Reclassification of realized investment securities gains included in earnings (loss), net of income tax expense (benefit) of $8 and $(126) for nine months ended December 31, 2007 and 2006, respectively	—	—	11	(174)
Reclassification of realized mortgage-backed securities gains (loss) included in earnings (loss), net of income tax expense of $1 and $0 for nine months ended December 31, 2007 and 2006, respectively	—	—	1	—
Reclassification of realized credits on interest rate swaps included in earnings (loss), net of income tax benefit of $0 and $67 for nine months ended December 31, 2007 and 2006, respectively	—	—	—	(93)

Other comprehensive income	362	368	766	1,026

Comprehensive earnings (loss)	$(14,321)	$14,011	$(20,908)	$44,137

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total
	(Dollars in thousands, except share data)
Balance at March 31, 2007	24,156,834	$240	$180,285	$221,892	$—	$(5,304)	$397,113
Net earnings (loss)	—	—	—	(21,674)	—	—	(21,674)
Repurchase of common stock	(1,611,975)	—	(7,657)	(29,443)	(16)	—	(37,116)
Stock issued for incentive plan	73,426	—	—	—	—	—	—
Amortization under stock-based compensation plans	—	—	(82)	—	—	—	(82)
Stock options exercised	6,676	1	56	—	—	—	57
Stock options expense	—	—	239	—	—	—	239
Dividends ($0.19 per share for June, September and December 2007)	—	—	—	(13,083)	—	—	(13,083)
Treasury stock retirement	—	(16)	—	—	16	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	766	766
Tax benefit from stock-based compensation	—	—	61	—	—	—	61

Balance at December 31, 2007	22,624,961	$225	$172,902	$157,692	$—	$(4,538)	$326,281

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(21,674)	$43,111
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion on loans, leases and securities	467	1,016
Dividends on FHLB stock	(1,591)	(1,609)
Provisions for losses on loans and leases	90,800	4,920
Gains on sales of loans, securities available-for-sale and property and equipment	(169)	(1,491)
Depreciation and amortization of property and equipment	4,752	3,400
Loans originated for sale	(1,674)	(12,666)
Proceeds from sale of loans held-for-sale	—	12,068
Amortization of stock-based compensation	(82)	3,480
Decrease in market value on interest rate swaps	1,139	357
Amortization of deferred issuance cost on junior subordinated debt	60	60
Deferred income tax expense (benefit)	(28,357)	(3,110)
Other, net	(4,047)	(1,194)

Net cash provided by operating activities	39,624	48,342

Cash flows from investing activities:
Net change in loans and leases	66,725	(284,125)
Principal payments on mortgage-backed securities available-for-sale	36,878	50,004
Principal payments on investment securities-available-for-sale	1,464	1,464
Purchases of investment securities held-to-maturity	(5,802)	—
Purchases of investment securities available-for-sale	—	(25,000)
Purchases of mortgage-backed securities available-for-sale	(14,501)	(42,449)
Redemption (purchases) of FHLB stock, net	11,080	(4,576)
Proceeds from maturity of investment securities	30,700	45,000
Proceeds from sale of investment securities available-for-sale	—	5,337
Proceeds from sale of property and equipment	37	1,218
Purchases of property and equipment	(8,380)	(12,781)

Net cash provided by (used in) investing activities	118,201	(265,908)

Cash flows from financing activities:
Net change in deposits	(45,111)	181,545
Proceeds from long-term FHLB advances and other borrowings	436,750	779,800
Repayment of long-term FHLB advances and other borrowings	(522,650)	(714,100)
Net change in short-term FHLB advances and other borrowings	(5,000)	(10,000)
Proceeds from issuance of junior subordinated debentures	30,000	—
Proceeds from exercise of stock options	57	604
Stock option expense	239	—
Cash dividends	(13,083)	(12,530)
Excess tax benefit from stock-based compensation arrangements	61	1,235
Purchases of treasury stock	(37,116)	—

Net cash provided by (used in) financing activities	(155,853)	226,554

Net increase in cash and cash equivalents	1,972	8,988
Cash and cash equivalents, beginning of period	59,587	58,831

Cash and cash equivalents, end of period	$61,559	$67,819

Supplemental information:
Interest paid	$125,727	$110,504
Income taxes paid	$13,800	$31,300
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$1,178	$—

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of PFF Bancorp, Inc. (the “Bancorp”) and its wholly-owned subsidiaries PFF Bank & Trust (the “Bank”), Glencrest Investment Advisors, Inc. (“Glencrest”) and Diversified Builder Services, Inc. (“DBS”). Our business is conducted primarily through the Bank. The Bank includes the accounts of Pomona Financial Services, Inc. and Diversified Services, Inc. Glencrest includes the accounts of Glencrest Insurance Services, Inc. The Bancorp owns 100% of the common stock of three unconsolidated special purpose business trusts “PFF Bancorp Capital Trust I”, “PFF Bancorp Capital Trust II” and “PFF Bancorp Capital Trust III” created for the purpose of issuing capital securities. Subsequent to December 31, 2007, we established a new subsidiary, PFF Real Estate Services, Inc., a wholly owned subsidiary of PFF Bancorp Inc. PFF Real Estate Services, Inc. has not yet commenced operations. All material intercompany balances and transactions have been eliminated in consolidation. As used throughout this report, the terms “we”, “our”, “us” or the “Company” refer to the Bancorp and its consolidated subsidiaries.

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included. We have made certain reclassifications to the prior year’s consolidated financial statements to conform to the current presentation. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2008.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended March 31, 2007.

(2)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 “Fair Value Measurements” (“SFAS 157”), which provides a definition of fair value, guidance on the methods used to measure fair value and also expands financial statement disclosure requirements for fair value information. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. We are currently assessing the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

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

2006 Equity Incentive Plan

During December 2007, our Board of Directors granted 80,000 stock options to a new executive officer. These options were granted at an exercise price of $16.27 with cliff vesting on March 31, 2010 and a contractual term of 9.73 years. As of December 31, 2007, the remaining vesting period is 2.25 years and the remaining contractual term is 9.70 years.

The fair value of each option is estimated on the grant date using the Black-Scholes model that applies the following assumptions: volatility, based on the historical volatility of our stock, is 32.95%; the expected term of options granted of five years represents the period of time the options are expected to be outstanding; the risk-free rate of 3.46% is the yield from United States government securities with the same terms as the life of the options; and dividend yield of 6.71% is calculated using the anticipated dividend payout rate of the stock over the life of the option.

Compensation expense associated with these options was $2,000 for the three and nine months ended December 31, 2007 and the unrecognized compensation cost as of December 31, 2007 was $96,000.

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2007 and 2006.

	For the Three Months Ended December 31,
	2007			2006
	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Net Earnings (Loss)	$(14,683)			$13,643
Basic EPS
Earnings (loss) available to common stockholders	(14,683)	22,592,898	$(0.65)	13,643	24,557,623	$0.56

Effect of Dilutive Securities
Options and stock awards (1) (2)		—			335,718

Diluted EPS
Earnings (loss) available to common stockholders and assumed conversions	$(14,683)	22,592,898	$(0.65)	$13,643	24,893,341	$0.55

(1)	For the three months ended December 31, 2007, the dilutive effect of 34,818 shares was excluded from the computation of diluted earnings per share due to anti-dilution.

(2)	The exercise price of all options was less than the average market price of the common shares during the three month period ended December 31, 2006. As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the nine months ended December 31, 2007 and 2006.

	For the Nine Months Ended December 31,
	2007			2006
	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Net Earnings (Loss)	$(21,674)			$43,111
Basic EPS
Earnings (loss) available to common stockholders	(21,674)	23,116,004	$(0.94)	43,111	24,500,157	$1.76

Effect of Dilutive Securities
Options and stock awards (1) (2)		—			318,977

Diluted EPS
Earnings (loss) available to common stockholders and assumed conversions	$(21,674)	23,116,004	$(0.94)	$43,111	24,819,134	$1.74

(1)	For the nine months ended December 31, 2007, the dilutive effect of 150,275 shares was excluded from the computation of diluted earnings per share due to anti-dilution.

(2)	The exercise price of all options was less than the average market price of the common shares during the nine month period ended December 31, 2006. As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(5)	Other Borrowings

During the quarter ended December 31, 2007, our $75.0 million line of credit with a commercial bank matured and we renegotiated a line of credit of $60.0 million with the same commercial bank with a maturity date of August 31, 2008. See “Item 1 - Business – Sources of Funds” in our March 31, 2007 Annual Report on Form 10-K. The covenants in the new line of credit included the following:

•	Bank and the Company must show a net profit on a rolling four-quarter basis;

•	Bank and the Company must maintain at all times a ratio of non-performing loans (as defined) to total loans which is equal to or less than 6.00%, tested quarterly;

•	Bank and the Company must maintain well capitalized regulatory capital ratios, as required by federal regulators;

•	Company must maintain a consolidated tangible net worth of not less than $320.0 million, tested quarterly;

•	Company shall not merge into or consolidate with any other business enterprises, or another business enterprise shall not merge into the Company, without prior written consent of the lender;

•

an event of default shall occur if the Company and/or Bank become subject to a “Memorandum of Understanding” a “Cease and Desist Order” or other regulatory action that reflects any material adverse change in the safety and soundness of the Company and/or Bank;

•	all obligations to lender shall become due and payable upon the sale of, or change in control of the Company or Bank; and

•	the Company shall maintain a demand deposit account balance in an amount not less than 2% of the note amount.

The Company is required to provide the lender with copies of (a) all quarterly Thrift Financial Reports of the Bank no later than the due date required by the Office of Thrift Supervision, (b) a balance sheet and related statements of income and retained earnings and cash flow within 120 days after the end of each fiscal year and 45 days after the end of each quarter, and (c) asset quality reports with respect to the Bank and each subsidiary within 45 days after the end of each quarter.

This line of credit is secured by a pledge of the stock of the Bank. The debt relating to the Company’s credit facility is classified as a component of “FHLB advances and other borrowings” in our Consolidated Balance Sheets.

As of December 31, 2007, the Company was in violation of the rolling four quarter net profit and non-performing loan covenants under this line of credit.

As of January 31, 2008, we entered into a new agreement that amended and restated in its entirety the $60.0 million line of credit. Under this new agreement, the $60.0 million line of credit was converted to a $49.4 million term note which constituted the current principal balance outstanding on the date of the agreement. The maturity date of the note was amended to be May 31, 2008 and the interest rate is the one month LIBOR plus 3.25%. This note continues to be secured by a pledge of the stock of the Bank.

The Company is required to make principal payments of $1.4 million by March 31, 2008 and $3.0 million by April 30, 2008 and is required to make additional prepayments upon (a) the occurrence of a change in control of the Company or Bank which results in any change in ownership of 25% or more of the common or other stock of the Company; or (b) the Company ceasing to own 100% of the capital stock of the Bank. Additionally, the Company is required to make prepayments upon receipt of any excess cash flow or dividends received by the Company from any subsidiary minus normal operating expenses of the Company and scheduled payments on the Company’s existing indebtedness. The Company shall not permit the sale of all or substantially all of the assets, or any capital stock, of any other subsidiary.

The amended covenants include the following:

•	Bank and the Company must maintain well capitalized regulatory capital ratios, as required by federal regulators;

•

Company shall not merge into or consolidate with any other business enterprises, or another business enterprise shall not merge into the Company, without prior written consent of the lender. Company shall not acquire all or substantially all of the assets of any other business enterprises, or acquire all or substantially all of the capital stock of any other business enterprises, without prior written consent of lender;

•

an event of default shall occur if the Company and/or Bank become subject to a “Memorandum of Understanding” a “Cease and Desist Order” or other regulatory action that reflects any material adverse change in the safety and soundness of the Company and/or Bank;

•

the Company must provide prompt notice of the occurrence of any default or event of default under the credit agreement, any material adverse determination or development in any litigation, arbitration or governmental proceeding, or any event which would have or could be expected to have a material adverse effect on the Company or any subsidiary;

•	the Company shall maintain a demand deposit account balance in an amount not less than 2.0% of the outstanding principal amount owed under the credit agreement;

•	the Company shall not pay any dividends, or make any other distributions, to its shareholders;

•	the Company shall suspend any stock repurchase plan, and shall not repurchase any shares of stock of the Company from any shareholder; and

•	the Company and its subsidiaries shall not permit the creation of or existence of any lien or encumbrance on the capital stock, or any of the property or assets, of any subsidiary.

The Company is required to provide the lender with copies of (a) all quarterly Thrift Financial Reports of the Bank no later than the due date required by the Office of Thrift Supervision, (b) a balance sheet and related statements of income and retained earnings and cash flow within 120 days after the end of each fiscal year and 45 days after the end of each quarter, and (c) asset quality reports with respect to the Bank and each subsidiary within 45 days after the end of each quarter.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(6)	Derivative Hedging Activities

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. At December 31, 2007, this interest rate swap had a fair value of $(17,000) as compared to $821,000 at December 31, 2006. The periodic net settlement of this swap decreased interest expense by $118,000 and $364,000 for the three and nine months ended December 31, 2007 compared to $126,000 and $330,000 for the three and nine months ended December 31, 2006.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive three month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010. At December 31, 2007, this interest rate swap had a fair value of $(150,000) as compared to $137,000 at December 31, 2006. The periodic net settlement of this swap decreased interest expense by $25,000 and $77,000 for the three and nine months ended December 31, 2007 compared to $27,000 and $65,000 for the comparable periods of 2006.

Hedge accounting is not applied and the change in fair value of both of these swaps is recorded in the Statement of Earnings (Loss).

(7)	Allowance For Loan And Lease Losses

At December 31, 2007, the allowance for loan and lease losses (“ALLL”) was $72.8 million or 1.81% of net loans and leases (loans and leases receivable, net plus allowance for loan and lease losses) compared to $46.3 million or 1.11% of net loans and leases at March 31, 2007. At December 31, 2007, approximately $52.7 million of our total ALLL is assigned to our construction and land loan portfolio. As a percentage of committed and disbursed balances on construction and land loans, this represents 3.4 percent and 4.3 percent, respectively. The ALLL is maintained at an amount management considers adequate to cover probable losses on loans and leases receivable. The determination of the adequacy of the ALLL is influenced to a significant degree by the evaluation of the loan and lease portfolio by our internal asset review (“IAR”) function. The IAR system is designed to promptly identify problem loans and leases and probable losses. As the percentage of our loan and lease portfolio comprised by the construction, commercial business, commercial real estate and consumer loans (the “Four-Cs”) has

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

increased, the IAR function has become increasingly important not only for the timely and accurate identification of probable losses, but also to minimize our exposure to such losses through early intervention. Among the factors taken into account by the IAR function in identifying probable losses and determining the adequacy of the ALLL are the nature, level and severity of classified assets, historical loss experience adjusted for current economic conditions, and composition of the loan and lease portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ALLL. Such agencies may require the Bank to make additional provisions for loan and lease losses based upon information available at the time of the review. We will continue to monitor and modify our ALLL as economic conditions, loss experience, changes in asset quality, portfolio composition and other factors dictate.

The following table sets forth activity in our ALLL.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning balance	$94,391	$40,289	$46,315	$37,126
Provision for loan and lease losses	35,000	1,900	90,800	4,920
Charge-offs	(56,553)	(152)	(64,370)	(260)
Recoveries	7	69	100	320

Ending balance	$72,845	$42,106	$72,845	$42,106

The $56.6 million of charge-offs during the three months ended December 31, 2007 included $30.0 million of specific valuation allowances established in previous quarters, which the Bank considers not collectible. The composition of the charge-offs during the three months ended December 31, 2007 was as follows: (i) first trust deeds secured by residential construction and land of $40.9 million; (ii) one-to-four family residential properties of $3.3 million; (iii) commercial business loans of $11.8 million; and (iv) consumer loans of $575,000. The one-to-four family residential and commercial business loan charge-offs were attributable principally to the single borrower relationship described in our September 30, 2007 Quarterly Report on Form 10-Q.

During the three months ended December 31, 2007, 8 construction and land loans with aggregate principal balances totaling $37.9 million were restructured in order to maximize the recovery of our investment in these properties. These restructures resulted in charge-offs of $3.1 million. One of these loans totaling $9.7 million was restored to accrual status through restructure. The remainder of the loans will be restored to accrual status after the passage of a sufficient period of time (generally six months) to provide evidence of performance under the new terms. Subsequent to December 31, 2007, an additional 12 loans with aggregate principal balances totaling $58.6 million have been restructured. Charge-offs of $20.5 million attributable to these post December 31, 2007, restructures are included in the $56.6 million of total charge–offs recorded for the quarter ended December 31, 2007. In 19 of the 20 restructures prior or subsequent to December 31, 2007, the existing or new borrowers contributed additional cash to the projects in the form of principal paydowns, past due interest payments, deposits to interest reserves and/or development costs. During the quarter ended December 31, 2007, we foreclosed on one single family loan of $563,000, and recorded a $17,000 loan charge-off, upon classification to assets acquired through foreclosure.

(8)	Non-Accrual Loans

Non-accrual loans were $235.2 million or 5.84 percent of net loans and leases (loans and leases receivable, net plus allowance for loan and lease losses) at December 31, 2007 compared to $11.4 million or 0.27 percent of net loans and leases at March 31, 2007 and $1.5 million or 0.04 percent of net loans and leases at December 31, 2006.

During the three months ended December 31, 2007, 61 loans totaling $76.6 million were placed on non-accrual, 10 loans totaling $12.6 million were restored to accrual status and charge-offs against non-accrual loans totaled $55.0 million. Included in non-accrual loans at December 31, 2007 are $44.0 million in loans that are current or less than ninety days past due, but are exhibiting weaknesses in the underlying collateral or borrower strength.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(9)	Income Taxes

On April 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of our adoption of FIN 48, we had no cumulative effect adjustment. In addition, we do not have any unrecognized tax benefits as a result of uncertainty in income taxes in our Consolidated Balance Sheets as of April 1, 2007 and December 31, 2007, and we do not anticipate any changes in the amount of unrecognized tax benefits prior to our fiscal year-end.

We file income tax returns with U.S. Federal and State of California jurisdictions. It is our policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense. There were no penalties related to income taxes included in the Consolidated Statements of Earnings (Loss), but we had a reduction of interest expense of $314,000 and $458,000 for the three and nine months ended December 31, 2007, respectively. Upon adoption of FIN 48, we included interest payable of $197,000 in the Consolidated Balance Sheet as of April 1, 2007. Included in the Consolidated Balance Sheet as of December 31, 2007 is interest receivable of $261,000 related to amended income tax returns.

During our fiscal 3rd quarter, the Internal Revenue Service concluded their examination of our tax years ended March 31, 2002 through 2004. Accordingly, tax years ended on or after March 31, 2005 remain open to examination by federal authorities. Tax years ending March 31, 2002, and thereafter remain open to examination by state authorities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan and deposit products, the quality or composition of our loan or investment portfolios, fluctuations in interest rates and changes in the relative differences between short and long-term interest rates, levels of nonperforming assets and operating results, the impact of domestic or world events on our loan and deposit inflows and outflows and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise or update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal year 2008 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the fiscal year ended March 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 30, 2007.

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended December 31, 2007 and 2006. The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are generally derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended December 31,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$10,985	$100	3.61%	$12,375	$150	4.81%
Investment securities, net	8,321	105	5.05	60,169	758	5.00
Mortgage-backed securities, net	169,325	1,947	4.60	231,319	2,648	4.58
Loans and leases receivable, net	4,031,070	72,178	7.13	4,105,702	82,751	8.03
FHLB stock	36,853	525	5.65	45,294	670	5.87

Total interest-earning assets	4,256,554	74,855	7.00	4,454,859	86,977	7.78
Non-interest-earning assets	168,407			168,544

Total assets	$4,424,961			$4,623,403

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand accounts	$263,956	—	0.00	$284,160	—	0.00
Interest-bearing demand accounts	265,630	266	0.40	327,239	374	0.45
Savings accounts	125,031	176	0.56	145,155	153	0.42
Money market accounts	968,755	9,521	3.90	860,519	8,389	3.87
Certificate accounts	1,636,135	20,285	4.92	1,575,038	19,634	4.95

Total Deposits	3,259,507	30,248	3.68	3,192,111	28,550	3.55
FHLB advances and other borrowings	702,185	8,972	5.07	922,702	12,379	5.32
Junior subordinated debentures	87,630	1,407	6.42	56,702	890	6.28

Total interest-bearing liabilities	4,049,322	40,627	3.98	4,171,515	41,819	3.98

Non-interest-bearing liabilities	48,146			54,963

Total liabilities	4,097,468			4,226,478
Stockholders’ equity	327,493			396,925

Total liabilities and stockholders’ equity	$4,424,961			$4,623,403

Net interest income		$34,228			$45,158

Net interest spread			3.02		3.80
Net interest margin			3.22		4.05
Ratio of interest-earning assets to interest-bearing liabilities	105.12%			106.79%

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the nine months ended December 31, 2007 and 2006. The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are generally derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Nine Months Ended December 31,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$12,457	$399	4.25%	$10,592	$378	4.74%
Investment securities, net	13,421	471	4.66	65,406	2,594	5.26
Mortgage-backed securities, net	171,414	5,999	4.67	240,164	8,025	4.46
Loans and leases receivable, net	4,058,196	230,915	7.57	4,012,961	239,539	7.94
FHLB stock	38,832	1,517	5.19	43,418	1,778	5.44

Total interest-earning assets	4,294,320	239,301	7.41	4,372,541	252,314	7.68
Non-interest-earning assets	151,761			159,734

Total assets	$4,446,081			$4,532,275

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand accounts	$272,644	—	0.00	$281,142	—	0.00
Interest-bearing demand accounts	283,174	874	0.41	359,420	1,305	0.48
Savings accounts	131,059	524	0.53	152,989	484	0.42
Money market accounts	982,612	29,996	4.05	827,272	22,003	3.53
Certificate accounts	1,581,712	58,859	4.94	1,510,715	53,174	4.67

Total Deposits	3,251,201	90,253	3.68	3,131,538	76,966	3.26
FHLB advances and other borrowings	723,785	28,878	5.30	910,043	34,813	5.08
Junior subordinated debentures	77,958	3,732	6.38	56,702	2,647	6.22

Total interest-bearing liabilities	4,052,944	122,863	4.02	4,098,283	114,426	3.71

Non-interest-bearing liabilities	37,203			50,678

Total liabilities	4,090,147			4,148,961
Stockholders’ equity	355,934			383,314

Total liabilities and stockholders’ equity	$4,446,081			$4,532,275

Net interest income		$116,438			$137,888

Net interest spread			3.39			3.97
Net interest margin			3.62			4.20
Ratio of interest-earning assets to interest-bearing liabilities	105.96%			106.69%

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

	Three Months Ended December 31, 2007 Compared to				Nine Months Ended December 31, 2007 Compared to
	Three Months Ended December 31, 2006				Nine Months Ended December 31, 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$(17)	(37)	4	(50)	$67	(39)	(7)	21
Investment securities, net	(653)	8	(8)	(653)	(2,062)	(298)	237	(2,123)
Mortgage-backed securities, net	(710)	12	(3)	(701)	(2,308)	393	(111)	(2,026)
Loans receivable, net	(1,498)	(9,243)	168	(10,573)	2,706	(11,204)	(126)	(8,624)
FHLB stock	(124)	(26)	5	(145)	(188)	(81)	8	(261)

Total interest-earning assets	(3,002)	(9,286)	166	(12,122)	(1,785)	(11,229)	1	(13,013)

Interest-bearing liabilities:
Demand deposit accounts	(70)	(47)	9	(108)	(278)	(194)	41	(431)
Savings accounts	(21)	51	(7)	23	(68)	126	(18)	40
Money market accounts	1,055	68	9	1,132	4,132	3,253	608	7,993
Certificate accounts	762	(107)	(4)	651	2,499	3,042	144	5,685
FHLB advances and other borrowings	(2,958)	(589)	140	(3,407)	(7,125)	1,502	(312)	(5,935)
Junior subordinated debentures	489	20	8	517	997	63	25	1,085

Total interest-bearing liabilities	(743)	(604)	155	(1,192)	157	7,792	488	8,437

Change in net interest income	$(2,259)	(8,682)	11	(10,930)	$(1,942)	(19,021)	(487)	(21,450)

Critical Accounting Policies

Our management has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. The significant accounting policies are described in our Annual Report on Form 10-K for the year ended March 31, 2007 and there has not been any material change in those policies since that date, other than changes discussed in this report. Certain accounting policies require significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods. The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

•

Allowance for loan and lease losses. For further information, see “Note -7 – Allowance for loan and lease losses” in this Quarterly Report on Form 10-Q and “Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses”, “Item 1- Business - Assets Acquired Through Foreclosure” and “Notes 5 and 6 to the Consolidated Financial Statements” in our March 31, 2007 Annual Report on Form 10-K.

•

Other-Than-Temporary Impairment. For further information, see “Item 1 - Business - Investment Activities” and “Notes 2 and 3 to the Consolidated Financial Statements” in our March 31, 2007 Annual Report on Form 10-K.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

Overview

The following discussion compares the results of operations for the three months ended December 31, 2007 with the corresponding period of 2006. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded a net loss of $14.7 million or $0.65 per diluted share for the three months ended December 31, 2007 compared to net earnings of $13.6 million or $0.55 per diluted share for the comparable period of 2006.

•

The decrease in earnings between the three months ended December 31, 2006 and 2007 was primarily due to $35.0 million provision for loan and lease losses recorded during quarter ended December 31, 2007 compared to $1.9 million for the comparable period of 2006. The provision for loan and lease losses was attributable principally to the residential construction and land segments of our portfolio.

•

During the three months ended December 31, 2007, we recorded a $2.5 million provision for estimated losses assigned to our total exposure to undrawn letters of credit which was comprised of 41 letters of credit aggregating $24.1 million at December 31, 2007. This allowance is included in accrued expenses and other liabilities and the provision was recorded in other general and administrative expense.

•

Net interest income decreased $10.9 million or 24 percent to $34.2 million for the third quarter compared to the same quarter of 2006. Net interest margin contracted 83 basis points to 3.22% between the three months ended December 31, 2006 and 2007 due principally to an increase in non-accrual loans. Non-accrual loans were $235.2 million or 5.84 percent of net loans and leases at December 31, 2007 compared to $11.4 million or 0.27 percent of net loans and leases at March 31, 2007 and $1.5 million or 0.04 percent of net loans and leases at December 31, 2006.

•

The Four-Cs decreased $40.8 million or 2 percent to $2.42 billion at December 31, 2007or 61 percent of loans and leases receivable, net, compared to $2.46 billion or 60 percent of loans and leases receivable, net, at December 31, 2006. At December 31, 2007, our construction loan portfolio, net of undisbursed loans in process, included $1.03 billion of residential construction and land loans and $193.5 million of commercial construction loans as compared to $1.09 billion of residential construction and land loans and $139.7 million of commercial construction loans at March 31, 2007.

Four-Cs originations totaled $203.7 million or 72 percent of total originations in the third quarter, compared to $419.9 million or 85 percent of total originations for the comparable period of the prior year. The Four-Cs originations include $8.9 million and $43.0 million originated by DBS during the quarters ended December 31, 2007 and 2006, respectively. At December 31, 2007, DBS had outstanding loans receivable, net, of $82.7 million compared to $118.4 million at March 31, 2007. The majority of DBS’s loans are classified as construction and land.

•

Total deposits increased $7.7 million between the quarters ended December 31, 2006 and 2007 to $3.25 billion at December 31, 2007. Certificates of deposits (“CDs”) increased $66.5 million between the quarters ended December 31, 2006 and 2007 to $1.66 billion at December 31, 2007, while lower cost passbook, money market and demand deposits (“core deposits”) decreased $58.8 million to $1.59 billion at December 31, 2007. During the nine months ended December 31, 2007, total deposits related to the six new branches opened since March 31, 2007 increased $94.6 million.

At December 31, 2007, core deposits totaled $1.59 billion or 49 percent of total deposits, compared to $1.64 billion or 51 percent of total deposits at December 31, 2006. Non-interest-bearing demand deposits were $257.0 million or 8 percent of total deposits at December 31, 2007 compared to $284.3 million or 9 percent of total deposits at December 31, 2006.

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

Our net interest income totaled $34.2 million for the quarter ended December 31, 2007, down 24 percent or $10.9 million from $45.2 million for the quarter ended December 31, 2006, as net interest spread contracted 78 basis points to 3.02%. The decrease in net interest income and the contraction in net interest spread and margin was primarily attributable to the $233.7 million increase in non-accrual loans between December 31, 2006 and 2007 and the related non-recognition of interest income of $7.7 million for the quarter ended December 31, 2007. Excluding the non-recognition of interest on non-accrual loans, net interest spread and margin for the quarter ended December 31, 2007 would have been 3.74 percent and 3.94 percent, respectively. Highly competitive pricing of deposits in our markets coupled with the decreases in the general level of short term rates has resulted in a larger proportion of our funding being in higher yielding CD accounts as opposed to core deposits.

The average balances of the Four-Cs increased $37.6 million between the quarters ended December 31, 2006 and 2007, while the average balance of total loans and leases receivable, net, decreased $74.6 million during that same period. The average yield on loans and leases receivable, net decreased 90 basis points to 7.13% for the quarter ended December 31, 2007 as compared to the comparable period of the prior year. Excluding the non-recognition of interest on non-accrual loans, the average yield on loans and leases receivable, net would have been 7.89% for the quarter ended December 31, 2007 as compared to 8.03% for the comparable period of the prior year. Loan and lease principal repayments totaled $422.0 million for the quarter ended December 31, 2007, compared to $502.8 million for the same period of 2006. Expressed as an annualized percentage of average loans and leases receivable, net, this represented 42 percent of the portfolio compared to 49 percent for the quarter ended December 31, 2006. Premium amortization, net of discount accretion on the loan and lease portfolio for the quarters ended December 31, 2007 and 2006 was $142,000 and $229,000, respectively. Amortization of loan origination fees, net, including extension and late fees were $1.7 million and $1.8 million, respectively for the quarter ended December 31, 2007 compared to $3.5 million and $1.7 million, respectively for the comparable period of 2006. For the quarter ended December 31, 2007, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 34 basis points and 32 basis points, respectively, compared to 51 basis points and 47 basis points for the comparable period of 2006.

Our average cost of interest-bearing liabilities remained unchanged at 3.98% for the quarters ended December 31, 2006 and 2007. Our average cost of deposits increased 13 basis points from the quarter ended December 31, 2006 to 3.68% for the quarter ended December 31, 2007, while our average cost of FHLB advances, other borrowings and junior subordinated debentures decreased 16 basis points to 5.22% over that same time period. The average balance of our deposit portfolio increased $67.4 million between the quarters ended December 31, 2006 and 2007 to $3.26 billion for the quarter ended December 31, 2007. The average balance of certificate accounts increased $61.1 million and the average balance of core deposits increased $6.3 million.

Provision for Loan and Lease Losses

We recorded a $35.0 million provision for loan and lease losses for the quarter ended December 31, 2007 compared to a $1.9 million provision for the quarter ended December 31, 2006. The provision reflects increases in and downgrades to criticized or classified loans, primarily in the residential tract construction category that are experiencing slower than projected sales and/or increases in loan to value ratios arising from declines in residential home and land prices in our lending markets. The disbursed balance of assets classified special mention, substandard and doubtful increased $109.8 million, $123.3 million and $14.4 million, respectively, between September 30 and December 31, 2007, to $287.5 million, $401.6 million and $14.4 million, respectively, net of specific loss allowances of $37.6 million at September 30, 2007 and $975,000 at December 31, 2007. These increases were principally due to increases in classified residential construction and land loans.

The distribution of our construction and land loan portfolio by region as of December 31, 2007 is as follows:

	Construction and Land Loan Portfolio
	Disbursed Balance	Classified Special Mention	Classified Substandard	Classified Doubtful
	(Dollars in thousands)
Inland Empire
Coachella Valley	$158,612	70,420	30,622	—
High Desert	82,830	19,183	13,020	—
Other	509,946	59,330	138,716	—

Total Inland Empire	751,388	148,933	182,358	—
Central Valley	80,278	10,384	21,221	—
Northern California	141,188	51,126	68,068	1,200
Other California	172,972	4,500	52,206	—
Out of State	74,670	30,409	7,188	—

	$1,220,496	245,352	331,041	1,200

Following is the vintage of our construction and land portfolio as of December 31, 2007 by year of origination:

	Construction and Land loan Portfolio
Year of origination	Residential	Commercial	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
2007	$179,576	89,252	19,005	36,295	1,200
2006	508,889	81,476	150,772	156,032	—
2005	266,268	15,941	63,628	120,294	—
2004	67,063	6,870	11,947	16,906	—
2003 and before	5,161	—	—	1,514	—

Total	$1,026,957	193,539	245,352	331,041	1,200

Included in the $235.2 million of non-accrual loans at December 31, 2007 are $44.0 million in loans that are current ($22.3 million) or less than ninety days past due ($21.7 million), but are exhibiting weaknesses in the underlying collateral or borrower strength. At December 31, 2007, our non-accrual loans are comprised principally of $109.6 million of single family construction loans, $56.3 million of residential lot development loans, $5.6 million of condominium conversion loans, $40.1 million of one-to-four family loans, $17.6 million in commercial loans and leases, $3.7 million of commercial real estate loans and $2.3 million in consumer loans. Included in the $40.1 million of one-to-four family loans are eighty-five first trust deed non-owner occupied loans aggregating $33.4 million to a common borrower, net of charge-offs of $3.0 million. These one-to-four family loans to a common borrower also have a $975,000 specific valuation allowance as of December 31, 2007. This borrower also has $3.7 million in commercial and real estate loans with the Bank, which are on non-accrual status. Additionally, during the quarter ended December 31, 2007, we charged off commercial loans of $8.3 million to this borrower secured by leases and other real estate collateral.

The following table sets forth the composition of our loan and lease delinquencies for 30-59 days and 60-89 days as of December 31 and March 31, 2007.

	December 31, 2007 (1)		March 31, 2007
Loan Category	30-59 days	60-89 days	30-59 days	60-89 days
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family (2)	$3,175	1,090	$2,320	—
Multi-family	575	—	572	—
Commercial real estate	3,126	—	272	—
Construction and land:
Unentitled land	—	—	—	—
Entitled land/ developed lots	—	—	17,139	—
Residential construction:
Single family	14,943	—	3,376	—
Multi-family	—	—	—	—
Condominium conversion	—	—	—	—
Commercial construction	—	—	—	—
Commercial loans and leases	14,288	322	167	—
Consumer	4,721	212	492	237

	$40,828	1,624	$24,338	237

Delinquencies as a percentage of total loans	1.01%	0.04%	0.58%	0.01%

(1)	Excluding $9.8 million of 30-59 day delinquencies and $11.9 million of 60-89 day delinquencies which are on non-accrual status as shown in the following table.

(2)	Includes loans held for sale.

Loans and leases 90 days or more delinquent totaling $191.2 million and $11.4 million as of December 31 and March 31, 2007, respectively, are included as a component of non-accrual loans.

The following tables set forth the composition of our consolidated loan and lease portfolio, Special Mention and Substandard assets and non-accrual loans as of December 31 and March 31, 2007.

At December 31, 2007

			Special Mention		Substandard		Doubtful
Loan Category	Committed Balance (1)	Disbursed Balance (2)	Committed Balance (1)	Disbursed Balance (2)	Committed Balance (1) (3) (5)	Disbursed Balance (2) (3) (5)	Committed Balance (1)	Disbursed Balance (2)	Non-accrual (2)
Real estate loans:
Residential
One-to- four family (4)	$1,416,182	1,416,182	9,154	9,154	40,153	40,153	—	—	40,155
Multi-family	195,382	195,382	—	—	—	—	—	—	—
Commercial real estate	650,401	650,401	—	—	8,482	8,482	—	—	3,681
Construction and land:
Unentitled Land	79,401	73,651	2,503	2,501	12,082	11,985	—	—	6,600
Entitled land/ developed lots	343,687	283,974	38,901	31,308	81,327	72,316	1,200	1,200	49,725
Residential construction:
Single Family	684,045	537,347	156,747	132,495	247,432	202,113	—	—	109,563
Multi-family	35,421	28,977	22,131	21,261	—	—	—	—	—
Condominium conversion	105,189	103,008	50,478	48,952	44,684	44,627	—	—	5,627
Commercial construction	287,226	193,539	8,910	8,835	—	—	—	—	—
Commercial loans and leases	199,715	199,715	32,506	32,506	19,611	19,611	12,900	12,900	17,570
Consumer	347,077	347,077	462	462	2,291	2,291	333	333	2,284

	4,343,726	4,029,253	321,792	287,474	456,062	401,578	14,433	14,433	235,205
Undisbursed construction loan funds	(314,473)	N/A
Deferred loan and lease origination fees, net	2,645	2,645
Allowance for loan and lease losses(6)	(72,845)	(72,845)

Total loans and leases, net	3,959,053	3,959,053
Less loans held-for- Sale	(1,674)	(1,674)

Loans and leases receivable, net	$3,957,379	3,957,379

(1)	Includes undisbursed construction loan funds.

(2)	Excludes undisbursed construction loan funds.

(3)	Balances have been reduced by amounts of specific valuation allowances.

(4)	Includes loans held-for-sale.

(5)	Includes $973,000 of assets acquired through foreclosure at December 31, 2007, in substandard committed and disbursed balances, one-to-four family loans.

(6)	Allowance for loan and lease losses includes specific valuation allowances of $975,000.

At March 31, 2007

	Special Mention				Substandard
Loan Category	Committed Balance (1)	Disbursed Balance (2)	Committed Balance (1) (3)	Disbursed Balance (2)(3)	Committed Balance (1) (3)	Disbursed Balance (2) (3)	Non-Accrual (2)	Specific Valuation Allowances
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family (4)	$1,421,310	1,421,310	—	—	1,349	1,349	1,349	36
Multi-family	235,424	235,424	—	—	—	—	—	—
Commercial real estate	679,526	679,526	—	—	—	—	—	—
Construction and Land:
Unentitled land	95,990	89,518	—	—	—	—	—	—
Entitled land/ developed lots	325,323	266,787	18,137	18,137	—	—	—	—
Residential construction:
Single Family	916,210	583,460	24,907	24,158	31,700	26,670	—	—
Multi-family	64,898	49,269	—	—	—	—	—	—
Condominium conversion	109,132	99,329	—	—	8,876	8,876	8,876	450
Commercial construction	264,036	139,710	—	—	—	—	—	—
Commercial loans and leases	286,678	286,678	564	564	9,540	9,540	430	68
Consumer	313,203	313,203	237	237	766	766	766	131

	4,711,730	4,164,214	43,845	43,096	52,231	47,201	11,421	685
Undisbursed construction loan funds	(547,516)	N/A
Deferred loan and lease origination fees, net	(1,667)	(1,667)
Allowance for loan and lease losses (5)	(46,315)	(46,315)

Total loans and leases, net	4,116,232	4,116,232
Less loans held-for-sale	—	—

Loans and leases receivable, net	$4,116,232	4,116,232

(1)	Includes undisbursed construction loan funds.

(2)	Excludes undisbursed construction loan funds.

(3)	Balances have not been reduced by amounts of specific valuation allowances.

(4)	Includes loans held-for-sale.

(5)	Allowance for loan and lease losses includes specific valuation allowances shown above.

Troubled Debt Restructures

A troubled debt restructuring (“TDR”) is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concession may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date.

As of December 31, 2007, our TDR’s were comprised of 14 residential construction and land loans totaling $46.0 million, compared to none as of March 31, 2007. All of our TDR’s are located in California. The increase in TDR’s was primarily due to 4 residential construction and land loans totaling $23.2 million located in Wildomar and Temecula, California, whereby the interest rates were reduced to below market interest rates, delinquent interest of $177,000 was forgiven and these loans reflected higher loan-to-value ratios above our loan underwriting guidelines, 2 residential construction loans totaling $6.1 million located in Oakdale, California, whereby the interest rates were reduced to below market interest rates and these loans reflected higher loan-to-value ratios above our loan underwriting guidelines, 3 residential construction and land loans totaling $2.0 million located in Corona, California, whereby these loans reflected higher loan-to-value ratios above our loan underwriting guidelines and there is an uncontested agreement to release their properties in the event of foreclosure, 2 land loans totaling $6.1 million located in Winchester, whereby additional advances were provided for interest reserve and these loans reflected higher loan-to- value ratios above our loan underwriting guidelines, 2 land loans totaling $2.3 million located in Big Bear, California were assumed by a new borrower with new loan terms including a write-down in principal balance of $1.9 million and 1 residential construction loan totaling $6.2 million located in Murrieta, California was restructured with a below market interest rate, these loans reflected higher loan-to-value ratios above our loan underwriting guidelines and a longer than normal maturity date to September 2009.

On a monthly basis, our Internal Asset Review Department (“IARD”) conducts independent evaluations of the credit risk and quality of our assets. During these evaluations, the IARD classifies assets according to the following grades: Pass 1; Pass 2; Pass 3; Pass 4; Special Mention; Substandard; Doubtful; and Loss. Substandard, Doubtful, and Loss assets are considered “classified assets” for regulatory purposes. For further information, see “Item 1- Business - Lending Activities – Delinquencies and Classified Assets” in our March 31, 2007 Annual Report on Form 10-K. During the quarter ended December 31, 2007, IARD’s review of our loan portfolio resulted in the increase in Special Mention and Substandard assets, primarily as a result of credit weaknesses we are experiencing in the residential construction and land segment of our loan portfolio. For further information, see “Comparison of Financial Condition at December 31, 2007 and March 31, 2007”.

Non-Interest Income

Total non-interest income decreased $900,000 between the quarters ended December 31, 2006 and 2007 to $5.1 million for the quarter ended December 31, 2007. Excluding the non-cash charge of $730,000 and $35,000 associated with our interest rate swaps for quarters ended December 31, 2007 and 2006, non-interest income decreased $205,000 between the quarter ended December 31, 2006 and 2007.

Deposit and Related Fees

Deposit and related fees increased 10 percent or $349,000 between the quarters ended December 31, 2006 and 2007 to $3.9 million for the quarter ended December 31, 2007. Monthly service charges and overdraft fees increased $315,000 to $3.4 million for the quarter ended December 31, 2007. At December 31, 2007, we had 72,724 transaction accounts an increase of 2,697 accounts or 4 percent compared to 70,027 accounts at December 31, 2006.

Loan and Servicing Fees

Loan and servicing fees decreased $211,000 or 37 percent between the quarters ended December 31, 2006 and 2007 to $355,000 for the quarter ended December 31, 2007. This decrease was attributable to lower extension fees and disbursement fees on construction loans.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees decreased $204,000 or 13 percent to $1.3 million between the quarters ended December 31, 2006 and 2007. The decrease in fees is partially attributable to a decrease in market value of trust and investment assets under management or advisory by Glencrest and the Bank’s trust department to $715.2 million at December 31, 2007 compared to $732.6 million at December 31, 2006. These assets under management or advisory include $574.3 million managed or advised by Glencrest at December 31, 2007 compared to $592.3 million at December 31, 2006. The average annual fee per dollar of assets managed or advised was approximately 54 basis points for the quarter ended December 31, 2007 compared to 53 basis points for the comparable period of the prior year.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. This activity generated net gains on sales of $37,000 and $81,000 for the quarters ended December 31, 2007 and 2006, respectively on sales of loans with principal balances of $2.3 million and $5.0 million, respectively.

Gain on Sale of Securities

We generally follow a “buy and hold” strategy with respect to our securities portfolio. While the overwhelming majority of our securities portfolio is classified as “available for sale,” our securities sales activity has been and is expected to continue to be infrequent. There were no securities sales during the quarters ended December 31, 2007 and 2006.

Non-Interest Expense

Non-interest expense increased $4.5 million or 17 percent and general and administrative (“G&A”) expense increased $4.1 million or 16 percent between the quarters ended December 31, 2006 and 2007 to $30.1 million for the quarter ended December 31, 2007. The increase in G&A expense was primarily attributable to the $2.5 million provision for undrawn letters of credit, a $1.1 million increase in occupancy and equipment expense related to direct and indirect costs associated with the addition of six new banking branches opened during the nine months ended December 31, 2007, and a $309,000 increase in marketing and professional services attributable to a $275,000 litigation accrual representing the Bank’s proportionate share of certain litigation involving Visa USA. The $6.1 million increase in G&A expense between the quarters ended September 30, 2007 and December 31, 2007 was primarily attributable to the $2.5 million provision noted above and $2.1 million of incentive plan accruals that were reversed during the quarter ended September 30, 2007.

The ratio of G&A expense to average assets was 2.72% for the quarter ended December 31, 2007 compared to 2.25% for the comparable period of 2006. Our efficiency ratio was 76.45% for the third quarter compared to 50.83% for the comparable period of 2006, primarily attributable to the reversal of accrued interest related to the increase in non-accrual loans.

Income Taxes

Income tax benefit and the effective tax rate were $11.1 million and 43.0 percent for the three months ended December 31, 2007 compared to income tax expense and an effective tax rate of $10.0 million and 42.2 percent for the quarter ended December 31, 2006. The increase in the effective tax rate was primarily attributable to a decrease in pretax income, causing certain permanent differences to comprise a higher proportion of taxable income, and a reduction of interest expense related to income taxes due with tax returns.

Comparison of Operating Results for the Nine Months Ended December 31, 2007 and 2006

Overview

The following discussion compares the results of operations for the nine months ended December 31, 2007 with the corresponding period of 2006. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded a net loss of $21.7 million or $0.94 per diluted shares for the nine months ended December 31, 2007 compared to net earnings of $43.1 million or $1.74 per diluted share for the nine months ended December 31, 2006.

Net Interest Income

Our net interest income totaled $116.4 million for the nine months ended December 31, 2007, a decrease of $21.5 million or 16 percent from $137.9 million for the comparable period of 2006. The decrease in net interest income was primarily attributable to the $233.7 million increase in non-accrual loans between December 31, 2006 and 2007 and the related non-recognition of interest income of $14.1 million during the nine months ended December 31, 2007. Average interest-earning assets decreased $78.2 million between the nine months ended December 31, 2006 and 2007 to $4.29 billion for the nine months ended December 31, 2007. Net interest margin contracted 58 basis points to 3.62% for the nine months ended December 31, 2007 from 4.20% for the comparable period of 2006. Excluding the non-recognition of interest income, net interest spread and margin would have been 3.83% and 4.05% percent, respectively for the nine months ended December 31, 2007 compared to 3.97% and 4.20% for the comparative period of 2006.

The average balance of loans and leases receivable, net, increased $45.2 million between the nine months ended December 31, 2006 and 2007 to $4.06 billion for the nine months ended December 31, 2007, while the average balance of the Four-Cs increased $151.6 million or 7 percent during the same period to $2.49 billion for the nine months ended December 31, 2007. The increase in the average balance of the Four-Cs was partially offset by a decrease of $106.4 million in the average balances of the single family and multi-family loan portfolios.

The average yield on loans and leases receivable, net, decreased 37 basis points between the nine months ended December 31, 2006 and 2007 to 7.57% for the nine months ended December 31, 2007. Loan and lease principal repayments totaled $1.38 billion for the nine months ended December 31, 2007 compared to $1.64 billion for the comparable period of 2006. Expressed as an annualized percentage of average loans and leases receivable, net, this represented 45 percent and 54 percent of the portfolio for the nine months ended December 31, 2007 and 2006, respectively. Premium amortization, net of discount accretion on the loan and lease portfolio for the nine months ended December 31, 2007 was $322,000 compared to $794,000 for the comparable period of 2006. Amortization of loan origination fees, net, including extension and late fees decreased to $6.7 million and $5.4 million, respectively for the nine months ended December 31, 2007 compared to $11.7 million and $5.5 million, respectively for the comparable period of 2006. For the nine months ended December 31, 2007, fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 40 basis points and 37 basis points, respectively, compared to 57 basis points and 53 basis points, respectively, for the comparable period of 2006.

Our average cost of interest-bearing liabilities increased 31 basis points between the nine months ended December 31, 2006 and 2007 to 4.02% for the nine months ended December 31, 2007. Our average cost of deposits rose 42 basis points between the nine months ended December 31, 2006 and 2007 to 3.68% for the nine months ended December 31, 2007. While our average cost of FHLB advances, other borrowings and junior subordinated debentures rose 26 basis points to 5.41% for the nine months ended December 31, 2007. The average balance of our deposit portfolio increased $119.7 million or 4 percent to $3.25 billion or 80 percent of our average interest-bearing liabilities compared to 76 percent for the comparable period of 2006.

Provision for Loan and Lease Losses

We recorded a $90.8 million provision for loan and lease losses for the nine months ended December 31, 2007 compared to $4.9 million for the comparable period of 2006. We recorded increases in provision for loan and lease losses resulting from increases in our criticized and classified assets, including non-accrual loans.

Non-Interest Income

Total non-interest income was $17.0 million and $18.1 million for the nine months ended December 31, 2007 and 2006, respectively. Excluding gain on sale of securities of $271,000 and gain on sale of a former administrative building of $716,000 for the nine months ended December 31, 2006 and non-cash charges associated with our interest rate swaps, total non-interest income increased $610,000 between the nine months ended December 31, 2006 and 2007 to $18.1 for the nine months ended December 31, 2007.

Deposit and Related Fees

Deposit and related fees totaled $11.3 million for the nine months ended December 31, 2007, up $1.2 million or 11 percent from the comparable period in 2006. Fee income associated with transaction accounts increased $1.1 million between the nine months ended December 31, 2006 and 2007 to $10.0 million for the nine months ended December 31, 2007.

Loan and Servicing Fees

Loan and servicing fees were $1.1 million and $1.7 million, respectively, for the nine months ended December 31, 2007 and 2006. The decrease is primarily related to disbursement and inspection fees associated with our construction loan portfolio, which decreased $219,000 to $446,000 for the nine months ended December 31, 2007.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees were $4.5 million for the nine months ended December 31, 2007, an increase of $188,000 or 4 percent from the comparable period of 2006. Trust and investment fees increased $246,000, partially offset by a decrease of $58,000 in insurance fees between December 31, 2006 and 2007.

Gain on Sale of Loans

The net gain on sale of loans was $152,000 on $12.1 million of principal sold for the nine months ended December 31, 2007 compared to a net gain of $164,000 on $11.9 million of principal sold during the same period last year.

Gain on Sale of Securities

Securities with cost bases aggregating $5.1 million were sold during the nine months ended December 31, 2006, generating gains on sales of $271,000. There were no securities sales during the nine months ended December 31, 2007.

Non-Interest Expense

Non-interest expense was $81.0 million for the nine months ended December 31, 2007 compared to $76.5 million for the same period of the prior year. Compensation and benefit expense decreased $2.4 million or 6 percent from the nine months ended December 31, 2006 to $41.5 million for the nine months ended December 31, 2007. The decrease was primarily due a reversal of both annual and long term incentive plan accruals aggregating $2.4 million, partially offset by an increase in ESOP expense and personnel expense related to our six new banking branches opened during the past nine months. ESOP expense was $3.5 million for the nine months ended December 31, 2007, compared to $2.4 million for the comparable period of 2006.

The ratio of G&A expense to average assets was 2.43%, on an annualized basis for the nine months ended December 31, 2007 compared to 2.26% for the comparable period of 2006. Our efficiency ratio was 60.70% for the nine months ended December 31, 2007 compared to 49.33% for the comparable period of 2006.

Income Taxes

Income tax benefit and the effective tax rate were $16.8 million and 43.6 percent for the nine months ended December 31, 2007 compared to income tax expense and an effective tax rate of $31.5 million and 42.2 percent for the nine months ended December 31, 2006.

Comparison of Financial Condition at December 31, 2007 and March 31, 2007

Total assets were $4.37 billion at December 31, 2007 compared to $4.55 billion at March 31, 2007. Loans and leases receivable, net, totaled $3.96 billion at December 31, 2007, a $158.9 million decrease from $4.12 billion at March 31, 2007. The balance of our Four-Cs were $2.42 billion at December 31, 2007 as compared to $2.51 billion at March 31, 2007. These loan balances are shown net of undisbursed construction loan funds of $314.5 million and $547.5 million at December 31 and March 31, 2007, respectively.

Total liabilities were $4.05 billion at December 31, 2007, a decrease of $108.8 million from $4.16 billion at March 31, 2007. Deposits decreased $45.1 million to $3.25 billion or 80 percent of total liabilities at December 31, 2007 compared to $3.29 billion or 79 percent of total liabilities at March 31, 2007. Core deposits decreased $122.3 million to $1.59 billion, while certificate accounts increased $77.2 million during the past nine months. At December 31, 2007, non-interest bearing demand deposits were $257.0 million or 8 percent of total deposits compared to $295.1 million or 9 percent of total deposits at March 31, 2007.

Total stockholders’ equity decreased $70.8 million to $326.3 million at December 31, 2007 compared to $397.1 million at March 31, 2007. The decrease in total stockholders’ equity was comprised principally of $37.1 million representing 1,611,975 shares of our common stock repurchased during the nine months ended December 31, 2007 under our share repurchase program, cash dividends of $13.1 million and a net loss of $21.7 million.

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

The Bank’s internal policy is to maintain cash, readily marketable debt securities with final maturities of one year or less and unused borrowing capacity at the FHLB and FRB at least equal to 15% of all transaction account balances and certificates of deposit maturing within one year (our “defined liquidity ratio”). At December 31, 2007, the Bank’s defined liquidity ratio was 21.7% and the Bank’s defined average liquidity ratio for the three months ended December 31, 2007 was 20.55%. In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity. At December 31, 2007, our largest core deposit relationship was $37.7 million and our ten largest core deposit relationships aggregated $98.5 million. As an additional component of liquidity management, we seek to maintain sufficient mortgage loan and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of the Bank’s total assets. At December 31, 2007, the Bank’s immediate borrowing capacity from the FHLB was $602.3 million or 14 percent of the Bank’s total assets. Additionally, the Bank has the capability to borrow funds from the Federal Reserve Bank discount window. As of December 31, 2007, our borrowing capacity at the Federal Reserve Bank was approximately $22.0 million.

The Bancorp’s sources of liquidity are more limited than those of the Bank as the Bancorp does not have access to either deposits or FHLB advances. As a result, the Bancorp relies primarily on cash flows received from paydowns on the DBS loan portfolio and access to the Bancorp’s credit facility with a commercial bank, which had an outstanding balance of $49.4 million and unused capacity of $10.6 million at December 31, 2007. Subsequent to December 31, 2007, this credit facility was reduced to $49.4 million. For further information, see “Note -5 – Other Borrowings” in this Quarterly Report on Form 10-Q. As of February 8, 2008, the outstanding balance under this credit facility is $49.4 million. The Bancorp is applying all cash flows in excess of those required for debt service and other required operating expenses to retiring this credit facility. As a result, during January 2008, the Bancorp’s Board of Directors suspended the Bancorp’s quarterly shareholder dividend effective immediately. The cash needs of the Bancorp, excluding debt service on the credit facility, are approximately $2.1 million per quarter. We believe that scheduled and projected cash flows from the DBS loan portfolio will provide sufficient resources to meet the liquidity needs of the Bancorp.

Our strategy is to manage liquidity by investing excess cash flows in higher yielding interest-earning assets, such as loans, leases and securities, or paying down FHLB advances and other borrowings, depending on market conditions. Conversely, if the need for funds is not met through deposits and cash flows from loans, leases and securities, we initiate FHLB advances and other borrowings or, if necessary and of economic benefit, sell loans and/or securities. Only when no other alternatives exist will we constrain loan and lease originations as a means of addressing a liquidity shortfall. We have not found it necessary to constrain loan and lease originations at the Bank due to liquidity considerations. However, in light of current conditions in the credit markets, we are constraining loan originations at DBS. As a result, we expect the DBS loan portfolio to decline from its present level of $82.7 million.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.

Net cash provided by operating activities was $39.6 million for the nine months ended December 31, 2007 compared to $48.3 million for the comparable period of the prior year. The decrease in net cash provided by operating activities is primarily due to an increase in the deferred income tax benefit and the net loss for the nine months ended December 31, 2007, partially offset by an increase in provision for loan and lease losses.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash provided by investing activities was $118.2 million for the nine months ended December 31, 2007 compared to net cash used of $265.9 million for the comparable period of 2006. The increase in net cash provided by investing activities for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006 was attributable principally to a net decrease of $350.9 million in the change in loan and leases due to lower originations, a decrease of $47.1 million in the purchase of securities and an increase of $15.7 million related to a net redemption of FHLB stock.

Cash flows used in financing activities were $155.9 million for the nine months ended December 31, 2007 compared to net cash provided of $226.6 million for the comparable period of 2006. Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Net deposits decreased $45.1 million for the nine months ended December 31, 2007 compared to an increase of $181.5 million for the comparable period of 2006. During the nine months ended December 31, 2007, we decreased our use of FHLB advances and other borrowings by $90.9 million, net, compared to an increase of $55.7 million, net for the comparable period of 2006.

At December 31, 2007, the Bank exceeded all of its regulatory capital requirements with tangible capital of $368.7 million, or 8.62% of adjusted total assets, which is above the required level of $64.2 million, or 1.5%; core capital of $368.7 million, or 8.62% of adjusted total assets, which is above the required level of $171.2 million, or 4.0%; and total risk-based capital of $414.8 million, or 11.30% of risk-weighted assets, which is above the required level of $293.6 million, or 8.0%. During the nine months ended December 31, 2007, the Bank paid a dividend of $4.0 million to the Bancorp.

We repurchased 1,611,975 shares of our common stock at a weighted average price of $23.03 per share during nine months ended December 31, 2007. We did not repurchase any shares during the three months ended December 31, 2007. At December 31, 2007, 865,835 shares remain under a 1.0 million share repurchase authorization adopted by our Board of Directors on July 25, 2007. While there were no restrictions on our ability to repurchase shares of our stock during the nine months ended December 31, 2007, given the uncertainty associated with the current credit conditions and our desire to preserve both capital and liquidity we suspended our repurchase program in August 2007. Subsequent to December 31, 2007, under the terms of our credit facility with a commercial bank, dated January 31, 2008, we are prohibited from repurchasing stock or paying dividends to shareholders. See “Note -5 – Other Borrowings” in this Quarterly Report on Form 10-Q.

We currently have no material contractual obligations or commitments for capital expenditures. At December 31, 2007, we had outstanding commitments to originate loans of $135.6 million compared to $72.5 million at December 31, 2006. We did not have outstanding commitments to purchase loans at December 31, 2007 and 2006. Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At December 31, 2007 and 2006, we had standby letters of credit of $23.9 million and $31.0 million, respectively. We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from December 31, 2007 totaled $1.55 billion. We expect that we will retain a substantial portion of the funds from maturing CD accounts either in certificate or liquid accounts.

Housing Market Outlook

The financial services sector of the United States economy including the Inland Empire (San Bernardino and Riverside counties) of Southern California continues to undergo a changing and declining economic environment including excess inventory of new homes and residential lots, resulting in part from an over reliance by home buyers on sub-prime and non-traditional lending products. Over the past year, with the tightening of credit standards there has been an imbalance between the number of homes available for sale and the demand from qualified borrowers, creating downward pressure on home prices and lot values. Until this excess inventory problem is resolved through the passage of time and easing of home prices, we expect the financial services industry to continue to experience earnings pressure. Over the long term, we believe the continued population growth in the Inland Empire and the affordability of housing relative to other areas of Southern California will provide a solid foundation for the Inland Empire real estate market to rebound and prosper. Additionally, with the U.S. Federal Reserve lowering of interest rates during the quarter ending December 31, 2007, and most recently during January 2008, we believe we should see the past imbalance between the number of homes available for sale and demand from qualified borrowers start to gradually improve over the next several quarters and throughout the year.

In response to the current challenging operating environment, we have and will continue to revise our credit risk policies and monitoring including revising the limits on credit exposure by geographical region, product type and borrower. We are focusing significant resources on remedying the non-accrual loan problem we face through restructuring and renegotiating loan terms in order to maximize recovery of our investment during these challenging times. We remain confident in the underlying economic strength of the Inland Empire to provide the economic engine that will reinvigorate the real estate market and restore our community banking franchise to profitability.

Segment Reporting

Through our branch network, lending operations and investment advisory offices, we provide a broad range of financial services to individuals and companies located in Southern California, primarily in the Inland Empire. These services include demand, CDs, and savings deposits; real estate, business and consumer lending; cash management; trust services; investment advisory services and diversified financial services for homebuilders. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations are aggregated in one reportable operating segment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the nine months ended December 31, 2007, from those which are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of December 31, 2007, to ensure that information relating to us, which is required to be disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

PFF BANCORP, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. However, it is possible than an unfavorable resolution of one or more such proceedings could in the future materially affect our future liquidity, consolidated financial position and/or results of operations.

Item 1A.	Risk Factors.

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this Quarterly Report on Form 10-Q. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks.

The following risk factors have been updated from the risk factors previously disclosed in Part I. Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Our construction loans are based upon estimates of costs and value associated with the completed project. These construction estimates could be inaccurate.

We originate construction loans for single family home construction as well as for income producing properties. At December 31, 2007 and March 31, 2007, construction loans totaled $1.53 billion and $1.78 billion, or 35% and 38% of gross loans receivable, respectively. Construction lending involves risks associated with the timely completion of the construction activities for their allotted costs and the time needed to stabilize income producing properties, sell residential tract developments or refinance the indebtedness.

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

Negative events or changes in economic conditions in certain geographical areas, particularly, Southern California, could adversely affect us.

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

We did not repurchase any shares of our common stock during the three months ended December 31, 2007. At December 31, 2007, the maximum amount of shares that were available to be repurchased was 865,835 shares under a 1,000,000 share repurchase authorization adopted by our Board of Directors on July 25, 2007.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

PFF BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: February 8, 2008	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

DATED: February 8, 2008	BY:	/s/ GREGORY C. TALBOTT
Gregory C. Talbott
Senior Executive Vice President,
Chief Operating Officer/Chief Financial Officer and Treasurer
(Principal Financial Officer)