Form 10-Q/A
period 2007-12-31
PFF BANCORP INC
filed 2008-02-20
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

On February 8, 2008, PFF Bancorp, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 (the “Form 10-Q”). At the time the Company filed the Form 10-Q, the Company had not received confirmation from its Independent Registered Public Accounting Firm, KPMG LLP (“KPMG”), that KPMG had completed its review of the Company’s interim financial statements. On Thursday, February 14, 2008, KPMG completed its review. Part I, Item 1 of the Form 10-Q is being amended to include a copy of KPMG’s “Report of Independent Registered Public Accounting Firm,” dated February 14, 2008. No other changes or amendments to the Form 10-Q, as filed on February 8, 2008, were necessary.

Item 1.	Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PFF Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of PFF Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2007, the related consolidated statements of earnings (losses) and comprehensive earnings (losses) for the three-month and nine-month periods ended December 31, 2007 and 2006, the related consolidated statement of stockholders’ equity for the nine-month period ended December 31, 2007, and the related consolidated cash flows for the nine-month period ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

February 14, 2008

Item 6.	Exhibits.

Exhibit No.	Description

15.1	Awareness Letter of KPMG LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

PFF BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: February 20, 2008	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

DATED: February 20, 2008	BY:	/s/ GREGORY C. TALBOTT
Gregory C. Talbott
Senior Executive Vice President,
Chief Operating Officer/Chief Financial Officer
and Treasurer
(Principal Financial Officer)