Form 10-Q/A
period 2007-12-31
PFF BANCORP INC
filed 2008-04-10
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 2)

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 2) is being filed solely to combine Part I, Item 1 of the Form 10-Q filed on February 8, 2008 (the “Form 10-Q”) and Part I, Item 1 of the Form 10-Q/A (Amendment No. 1) filed on February 20, 2008 (the “Initial Form 10-Q/A”). There are no other changes or amendments to the Form 10-Q or the Initial Form 10-Q/A.

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

PFF BANCORP, INC.

DATED: April 10, 2008	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

DATED: April 10, 2008	BY:	/s/ GREGORY C. TALBOTT
Gregory C. Talbott
Senior Executive Vice President,
Chief Operating Officer/Chief Financial Officer
and Treasurer
(Principal Financial Officer)