Form 10-K
period 2008-03-31
PFF BANCORP INC
filed 2008-06-19
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-16845

PFF BANCORP, INC.

(exact name of registrant as specified in its charter)

DELAWARE	95-4561623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

9337 Milliken Avenue, Rancho Cucamonga, California 91730

(Address of principal executive offices)

Registrant’s telephone number, including area code: (909) 941-5400

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

Name of each exchange on which registered

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐.

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 28, 2007 was $188,239,676, which was based upon the last sales price as quoted on the New York Stock Exchange on that date. The number of shares of common stock outstanding as of May 15, 2008: 22,624,961.

Documents Incorporated by Reference

None.

PFF BANCORP, INC.

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements which may be identified by the use of such words as “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “planned,” “estimated” and “potential”. These forward-looking statements may relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our strategic objectives. These forward-looking statements are based upon current management expectations and may therefore involve risks and uncertainties. Our actual results or performance may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the following:

•

The Company entered into an Agreement and Plan of Merger among PFF Bancorp, Inc., FBOP Corporation and California Madison Holdings, Inc. on June 13, 2008. Failure to consummate this merger could materially and adversely affect the Company.

•	Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern for a reasonable period of time.

•	Our business and earnings are highly sensitive to general business and economic conditions.

•	The impact of a distressed housing market in the Inland Empire.

•	Our loan portfolio has a high concentration of construction loans.

•	We have reported substantial net losses during each of the last three fiscal quarters.

•	Management and auditors have identified material weaknesses in our internal control over financial reporting.

•	Our loan portfolio has suffered substantial deterioration in fiscal 2008 and a substantial portion of the portfolio currently consists of non-performing loans or is otherwise adversely classified.

•	We may be subject to an increased likelihood of class action litigation.

•	We may need to raise additional capital.

•	Our allowance for loan losses may prove inadequate.

•	We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

These risks could cause our actual results for fiscal year 2009 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

As used throughout this report, the terms “we”, “our”, “us” or the “Company” refer to PFF Bancorp, Inc. (the “Bancorp”) and its consolidated subsidiaries.

PART I

Item 1.	Business

General

We are a diversified financial services company headquartered in Rancho Cucamonga, California with consolidated assets of $4.10 billion, consolidated net loans and leases of $3.70 billion, consolidated deposits of $3.20 billion and consolidated stockholders’ equity of $124.4 million as of March 31, 2008. We conduct our business principally through our wholly-owned subsidiary, PFF Bank & Trust (the “Bank”), an institution with $4.10 billion in assets, and 38 full service banking branch offices located throughout Southern California. Additionally, our business includes Glencrest Investment Advisors, Inc. (“Glencrest”), a registered investment advisor that provides wealth management and advisory services to high net worth individuals and businesses. In addition, our business includes Diversified Builder Services, Inc. (“DBS”) a provider of financing and consulting services to home builders and land developers. Glencrest has offices located in Claremont and Irvine, California and DBS has one office located in Claremont, California. In 2008, we established PFF Real Estate Services, Inc., a wholly owned subsidiary of the Bancorp. PFF Real Estate Services has not yet commenced operations. All material intercompany balances and transactions have been eliminated in consolidation.

We also own 100% of the common stock of three unconsolidated special purpose business trusts “PFF Bancorp Capital Trust I”, “PFF Bancorp Capital Trust II” and “PFF Bancorp Capital Trust III” created for the purpose of issuing capital securities. The Bancorp is a unitary savings and loan holding company, and the Bank is a federal savings bank, which is subject to regulation by the Office of Thrift Supervision (the “OTS”) and the Federal Deposit Insurance Corporation (the “FDIC”). We have a fiscal year end of March 31.

We operate under a community banking business model. This business model focuses on the origination of commercial loans, construction and land loans (primarily residential tract construction), commercial real estate and real estate equity based consumer loans (collectively the “Four-Cs”), and to a lesser degree, one-to-four family residential mortgages and multi-family residential loans. Our secondary marketing activities primarily involve the sale of conforming fixed rate one-to-four family residential mortgages that we do not wish to hold in our portfolio. In addition, we sell loans as part of an effort to reduce non-performing and construction loan concentrations. We have also sold permanent commercial real estate loans to meet our liquidity requirements. Additionally, we invest to a limited degree in mortgage-backed securities (“MBS”) and other investment securities (collectively “securities”).

Our revenues are derived principally from interest on our loans and leases, and to a lesser extent, fee income on deposits and loans, and interest and dividends on securities. Our primary sources of funds are:

•	Deposits,

•	Principal and interest payments on loans, leases and securities, and

•	Federal Home Loan Bank (“FHLB”) advances and other borrowings.

Scheduled payments on performing loans, leases and securities are a relatively stable source of funds, while prepayments on loans, leases and securities and deposit flows are subject to significant fluctuation. We engage in trust activities through our trust department and offer annuity and mutual fund non-deposit investment products and investment and asset management services through our subsidiaries and branches.

Our primary sources of expenses and losses are interest we incur on our interest-bearing liabilities, primarily deposits and borrowings, loan and lease related losses relating to credit quality and general and administrative costs.

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

Recent Developments

Merger Agreement

On June 13, 2008, the Company entered into an Agreement and Plan of Merger among PFF Bancorp, Inc., FBOP Corporation (“FBOP”) and California Madison Holdings, Inc. (the “Merger Agreement”). Under the terms of the Merger Agreement, which was unanimously approved by the Company’s Board of Directors, and upon the consummation of the transaction contemplated by the Merger Agreement, stockholders will receive $1.35 in cash for each share of the Company’s common stock held. In addition, FBOP loaned the Company $7.0 million in exchange for a secured note convertible into preferred stock of the Company with voting rights equivalent to 19.9% of the outstanding voting stock of the Company. The proceeds from the loan were downstreamed to the

Bank on June 16, 2008, along with an additional $1.0 million of cash previously held by the Company. The consummation of the merger is subject to regulatory approvals, approval by the Company’s stockholders and the satisfaction of other conditions set forth in the Merger Agreement.

Regulatory Oversight

As a savings and loan holding company, we are subject to supervisory oversight by the OTS. Regulatory approval is required before we can make any payments to third parties, including, without limitation, payments to service our debt, payments of dividends to our stockholder and payments to satisfy our other obligations. In March 2008, at the request of the OTS, our board of directors adopted resolutions providing that we will not declare or pay any dividends, whether in cash, stock or otherwise, on any class of stock, without thirty (30) days prior written notice to and receipt of written non-objection from the OTS. Our board of directors was requested to and did adopt resolutions providing that we would not incur, issue, renew or roll over any debt, increase any current lines of credit or guarantee the debt of any entity, without at least thirty (30) days prior written notice and receipt of written non-objection from the OTS.

On June 13, 2008, we entered into a Memorandum of Understanding with the OTS, addressing many of the same issues addressed by the board of director’s resolutions adopted in March 2008. In part, the Memorandum of Understanding formally prevents us from incurring, renewing or rolling over any debt and formally limits our ability to make any payments on existing debt (principal, interest or fees of any kind) without OTS approval. In addition, we must make all available cash or its equivalent and liquidate assets available for infusion into the Bank, if and as directed by the OTS Regional Director. Additionally, we cannot add or replace any directors or senior executive officers or pay certain severance payments without FDIC and/or OTS prior approval.

Dividend Restrictions

The Company has an accumulated deficit and does not otherwise satisfy the minimum asset to liability ratios for paying dividends under Delaware law. As a result, we are legally prohibited from paying dividends on our common stock. The Company had previously announced the suspension of its cash dividend in January 2008 due to the uncertainty surrounding the timing of the recovery in residential real estate, and the impact of credit on the Company’s operating results.

In addition, the OTS has the authority to impose various restrictions or requirements on the Bank’s ability to make capital distributions to the Bancorp, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. In this regard, OTS approval is required before the Bank can pay dividends to the Bancorp.

Loan Originations

During fiscal 2008, we did not find it necessary to constrain loan originations as the result of liquidity considerations. However, subsequent to March 31, 2008, as the result of adverse information released about our fiscal 2008 performance, the Bank has experienced significant deposit outflows. These outflows have placed a strain on the Bank’s liquidity position, and as a result the Bank has had to limit loan originations and borrow additional funds from the Federal Home Loan Bank.

Commercial Term Loan

On June 13, 2008, the Company entered into an amendment (the “Amendment”) of the agreement relating to its secured term loan with a commercial bank (the “Loan”). The Loan has a current outstanding principal balance of $44.0 million. The Amendment extended the maturity date of the note to June 16, 2009, removed the requirement to make prepayments, removed the requirement to maintain minimum regulatory capital ratios, consented to the Merger Agreement, removed as an event of default the receipt by the Bank or the Company of a formal regulatory directive and removed the requirement to pay the $440,000 success fee. As part of the extension, the lender granted FBOP the option to purchase the Loan from the lender at any time prior to June 16, 2009 and the lender has the right to cause FBOP to purchase the Loan in the event the Company fails to perform under the terms of the Loan. In the event FBOP purchases the Loan from the lender, FBOP would in some instances be prohibited from exercising its rights to foreclose on the collateral until after December 16, 2008.

Junior Subordinated Debentures

The Bancorp has deferred interest payments on its junior subordinated debentures, and may continue to defer these payments, as necessary. The Bancorp has the contractual right to defer the payment of interest on this debt for up to twenty quarters.

Diversified Builder Services, Inc.

On March 31, 2008, we entered into a contract for the sale of $54.6 million of the DBS loan portfolio for an aggregate purchase price of $13.2 million, including an $11.8 million note receivable. This transaction was accounted for as a financing, and accordingly the loans are shown as loans held-for-sale in our consolidated balance sheet as of March 31, 2008. On April 30, 2008, the $11.8 million note receivable that we carried back on the sale was repaid in full at which time the loans were removed from our books. As part of the sale, we agreed to continue to service $77.4 million of the sold loans through July 2008.

Glencrest Insurance Services, Inc (GIS)

As of April 1, 2008, a majority of the operations and the personnel of GIS were transferred to the Bank. GIS continues as a subsidiary of Glencrest with limited operations.

Sale and Securitization of Bank Loans

To enhance liquidity, in the first quarter of fiscal 2009 the Bank began evaluating the possible sale of approximately $105.8 million in commercial real estate and multi-family loans to a finance corporation. This transaction is expected to be completed in phases, with the first phase concluded in May 2008. Also in the first quarter of fiscal 2009, the Bank began the process of securitizing approximately $256.0 million in single-family residential loans, which could be sold in the capital markets, if necessary.

Private Placement Offering

The proposed private placement offering announced by the Company on June 5, 2008 was terminated in connection with the execution of the Merger Agreement.

Going Concern Considerations

Due to the unprecedented turmoil in the real estate industry during 2007 and 2008, we experienced a net loss of $225.4 million for the fiscal year ended March 31, 2008, due primarily to a $322.6 million provision for loan and lease losses. Events and publicity surrounding the stress this is placing on our operations has resulted in a substantial outflow of customer deposits subsequent to March 31, 2008, and a reduction in available liquidity. Our current operations are not producing positive cash flows, and continued operations depend on our ability to meet existing debt obligations. As of April 30, 2008, we would have been in default of certain financial covenants on our loan with a commercial bank, however we negotiated a waiver of the events of default. At this time we do not have sufficient funds to repay the outstanding principal of our debt.

Additional sources of capital will be required for us to generate positive cash flow, and continue operations through fiscal 2009 and beyond. To address these conditions, we have taken certain actions to enhance our liquidity position and progress through this challenging market. For further information, see “Item 7 – Management’s Discussion and Analysis – Going Concern Considerations.”

Our actions are intended to enhance our prospects by increasing our liquidity position, and we believe these actions were necessitated by, and are a result of, the extreme deterioration in the regional real estate market. We do not believe the actions reflect on the quality of our continuing business operations. On June 13, 2008, the Company entered into the Merger Agreement. See “Recent Developments”.

Additionally, as a federally chartered savings institution, the Bank is subject to extensive regulation, examination and supervision by the OTS and other federal banking authorities. Under OTS prompt corrective action regulations, the OTS is required to take certain corrective regulatory actions, and is authorized to take other supervisory actions against undercapitalized savings banks. Effective with the filing of our TFR on April 30, 2008 for the quarter ended March 31, 2008, risk-based capital was reported as 9.0% which is considered “adequately capitalized” under OTS regulations. After filing the TFR, the Company added $36 million to its provision for loan and lease losses reflecting collateral value declines as of March 31, 2008 on its construction and land loan portfolio from appraisals received during May and June 2008. The impacts of the loan collateral value decline are reflected in the financial statements as of March 31, 2008. As a result of recording these additional provisions as well as certain other adjustments to earnings and capital, our total risk-based capital has been reduced to $273.7 million, or 7.81% of risk-weighted assets, which is below the level of $280.4 million, or 8.00% to be considered “adequately capitalized.” The Bank has notified the OTS of the adjustments recorded subsequent to the filing of its March 31, 2008 TFR and at such time as the Bank is instructed by the OTS to file an amended TFR as of March 31, 2008 or is otherwise so designated by the OTS, the Bank will be considered “undercapitalized” as of March 31, 2008 for regulatory purposes. As a consequence, we may be subject to certain regulatory actions, and if we fail to raise additional capital, we may be subject to more severe actions. In connection with the aforementioned Merger Agreement, on June 16, 2008, a capital infusion of $7.0 million was made to the Bank. An additional $1.0 million capital infusion was made to the Bank by the Company on June 16, 2008. This total of $8.0 million exceeded by $1.4 million the amount which would have been required for the Bank to have been deemed “adequately capitalized” as of March 31, 2008 after taking into account the adjustments noted above.

Market Area and Competition

The banking business in California and specifically in the market area served by the Bank’s full service branch offices is highly competitive. Our lending, deposit gathering and trust activities are concentrated in eastern Los Angeles, San Bernardino, Riverside and northern Orange counties. The San Bernardino and Riverside counties are commonly referred to as the “Inland Empire”. We also originate loans on a wholesale basis throughout Southern California and have expanded our lending to markets outside of Southern California on a limited basis. Our deposit gathering is concentrated in the communities surrounding our full service banking branch offices.

During the fiscal years ended March 31, 2008 and 2007, our full service branch openings in Southern California were as follows:

Fiscal year ended March 31, 2008
Savings branch location	Opening date
Apple Valley	April 2007
Palm Desert	April 2007
Adelanto	May 2007
Hesperia	May 2007
San Jacinto	August 2007
Moreno Valley	October 2007

Fiscal year ended March 31, 2007
Savings branch location	Opening date
Ontario	December 2006
Riverside	March 2007

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

• Credit unions;

Many of these financial institutions are significantly larger and have greater financial resources than we do and many have a statewide, regional or national presence. Our most direct competition for deposits has historically come from commercial banks and savings and loan associations. We are facing increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Our operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Our deposit flows and the costs of interest-bearing liabilities are influenced by interest rates on competing investments and general market interest rates. Our loan and lease volumes and yields on loans, leases and securities and the level of prepayments on loans, leases and securities are affected by market interest rates, as well as additional factors affecting the supply of, and demand for, housing and the availability of funds. We attempt to offset the effects of these competitive and market factors by providing borrowers with greater individual attention, customer service and time-sensitive underwriting, approval and funding process than they might obtain elsewhere.

To compete with other financial institutions in our primary service area, the Bank relies principally upon the following:

• Local promotional activities;	• Regional advertising;

• Extended hours on weekdays;	• Internet banking; and

• Saturday banking;	• Its Internet website, located at www.pffbank.com.

Housing Market Outlook

The financial services sector of the United States economy including the Inland Empire (San Bernardino and Riverside counties) of Southern California continues to undergo a changing and declining economic environment including excess inventory of new homes and residential lots, resulting in part from an over reliance by home buyers on sub-prime and non-traditional lending products. Over the past year, with the tightening of credit standards there has been an imbalance between the number of homes available for sale and the demand from qualified borrowers, creating significant downward pressure on home prices and lot values. Until this excess inventory problem is resolved through the passage of time and easing of home prices, we expect the financial services industry to continue to experience earnings pressure. Over the long term, we believe the continued population growth in the Inland Empire and the affordability of housing relative to other areas of Southern California will provide a solid foundation for the Inland Empire real estate market to rebound and prosper. In response to the current challenging operating environment, we have and will continue to revise our credit risk policies and monitoring including revising the limits on credit exposure by geographical region, product type and borrower. We are focusing significant resources on remedying the non-accrual loan problem we face through restructuring and renegotiating loan terms in order to maximize recovery of our investment during these challenging times. We remain confident in the underlying economic strength of the Inland Empire to provide the economic engine that will reinvigorate the real estate market and restore our community banking franchise to profitability.

Trust and Investment Advisory Activities

Through our trust operations, we have additional fiduciary responsibilities in our capacity as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. The trust assets are not our assets and are not included in our balance sheet. See “Notes to Consolidated Financial Statements Note 21 – Trust Operations.” During April 2002, as a part of our strategy to increase fee income associated with our wealth management and advisory services, we formed Glencrest as our wholly-owned subsidiary. In addition to providing investment advice to independent third parties, Glencrest provides investment advisory services to the Bank’s trust department for which Glencrest is paid a fee. The Bank’s trust department also provides fee based custody services for Glencrest. The positioning of Glencrest, as an entity with an identity separate and distinct from the Bank, enables Glencrest to more effectively market its advisory services to higher net worth individuals and institutions. Trust, investment and insurance fee income for the years ended March 31, 2008, 2007, and 2006 was $5.8 million, $5.8 million and $4.6 million, respectively.

Lending Activities

Unless otherwise noted, the qualitative discussion of lending activities included herein refers to the Bank. We also engage in certain limited lending activities through DBS, which are discussed separately under “Subsidiary Activities-DBS”. All quantitative data presented in this section includes the accounts of the Bank and DBS.

Loan and Lease Portfolio Composition. At March 31, 2008, we had total gross loans and leases outstanding of $4.11 billion, of which $1.42 billion or 35% were one-to-four family residential mortgage loans. The remainder of the portfolio consisted of $1.34 billion of construction and land loans, or 33% of total gross loans and leases; $626.0 million of commercial real estate loans, or 15% of total gross loans and leases; consumer loans of $359.8 million, or 9% of total gross loans and leases; commercial business loans and leases of $170.0 million or 4% of total gross loans and leases; and $185.6 million of multi-family mortgage loans, or 4% of total gross loans and leases. At March 31, 2008, approximately $3.61 billion or 88% of our total gross loans and leases had adjustable interest rates as noted in the following table:

Repricing Characteristic	Balance	Percent of Gross Loans and Leases
	(Dollars in thousands)
Adjustable Rates
Constant Maturity Treasury (“CMT”)	$1,296,694	31%
Wall Street Journal Prime (“Prime”)	1,544,105	38
11th District Cost of Funds (“COFI”)	410,797	10
PFF Bank & Trust Base Rate (1)	70,351	2
Various other indices	291,056	7

Total Adjustable	3,613,003	88
Fixed Rates	493,159	12

Total gross loans and leases	$4,106,162	100%

(1)	Approximates Prime

Our portfolio of adjustable rate loans and leases included approximately $1.54 billion of loans (37% of total gross loans and leases) whose rates are fixed for an initial term of three to ten years prior to transitioning to a semi-annual or annual adjustable rate loan (“hybrid ARMs”). Our hybrid ARMs are primarily indexed to the one year CMT.

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

	At March 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential:
One-to-four family	$1,421,918	34.6%	$1,421,310	30.2%	$1,523,367	34.0%	$1,616,144	40.2%	$1,706,389	46.3%
Multi-family	185,558	4.5	235,424	5.0	188,257	4.2	138,417	3.4	92,247	2.5
Commercial real estate	625,999	15.3	679,526	14.4	611,247	13.7	520,912	13.0	473,381	12.9
Construction – residential including land	1,058,209	25.8	1,511,553	32.1	1,416,140	31.6	1,162,659	28.9	929,415	25.2
Construction – commercial	284,614	6.9	264,036	5.6	192,025	4.3	148,656	3.7	148,215	4.0
Commercial loans and leases	170,018	4.1	286,678	6.1	264,168	5.9	197,956	4.9	158,391	4.3
Consumer	359,846	8.8	313,203	6.6	281,488	6.3	237,032	5.9	177,805	4.8

Total loans and leases, gross (1)	4,106,162	100.0%	4,711,730	100.0%	4,476,692	100.0%	4,021,776	100.0%	3,685,843	100.0%

Undisbursed loan funds	(247,095)		(547,516)		(596,198)		(554,497)		(504,868)
Net premiums on loans and leases	802		1,361		2,310		3,085		5,940
Deferred loan and lease origination fees, net	2,271		(3,028)		(5,104)		(4,052)		(4,659)
Allowance for loan and lease losses	(144,523)		(46,315)		(37,126)		(33,302)		(30,819)

Total loans and leases, net	3,717,617		4,116,232		3,840,574		3,433,010		3,151,437
Less: Loans held for sale	(16,422)		—		(795)		(1,466)		(2,119)

Loans and leases receivable, net	$3,701,195		$4,116,232		$3,839,779		$3,431,544		$3,149,318

(1)	Includes loans held for sale

Loan and Lease Maturity. The following table shows the contractual maturity of our loan and lease portfolio as of March 31, 2008.

	At March 31, 2008
	One-to- Four Family	Multi- Family	Commercial Real Estate	Construction and Land	Commercial Loans and Leases	Consumer	Total Loans and Leases Receivable
	(Dollars in thousands)
Amounts due:
One year or less	$3,721	115	9,612	1,239,796	85,227	9,508	1,347,979
After one year:
More than one year to three years	169	2,394	21,104	92,815	58,329	340	175,151
More than three years to five years	1,005	2,453	58,149	5,587	15,435	585	83,214
More than five years to ten years	19,179	31,067	515,500	—	11,027	3,039	579,812
More than ten years to twenty years	96,353	7,374	13,064	—	—	343,605	460,396
More than twenty years	1,301,491	142,155	8,570	4,625	—	2,769	1,459,610

Total due after March 31, 2009	1,418,197	185,443	616,387	103,027	84,791	350,338	2,758,183

Total amount due	1,421,918	185,558	625,999	1,342,823	170,018	359,846	4,106,162
Add (Less):
Undisbursed loan funds	—	—	—	(247,095)	—	—	(247,095)
Net premiums on loans and leases	379	278	137	—	—	8	802
Deferred loan origination fees, net	2,652	(289)	(1,023)	(3,011)	(808)	4,750	2,271
Allowance for loan and lease losses	(2,386)	(573)	(2,106)	(133,044)	(5,371)	(1,043)	(144,523)

Total loans and leases, net	1,422,563	184,974	623,007	959,673	163,839	363,561	3,717,617
Loans held for sale	—	—	(3,910)	(8,178)	(4,334)	—	(16,422)

Loans and leases receivable, net	$1,422,563	184,974	619,097	951,495	159,505	363,561	3,701,195

The following table sets forth at March 31, 2008, the dollar amount of total gross loans and leases receivable contractually due after March 31, 2009, and whether such loans and leases have fixed or adjustable interest rates.

	Due after March 31, 2009
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential:
One-to-four family	$111,639	1,306,558	1,418,197
Multi-family	2,827	182,616	185,443
Commercial real estate	112,890	503,497	616,387
Construction – residential including land	—	97,095	97,095
Construction – commercial	—	5,932	5,932
Commercial loans and leases	34,314	50,477	84,791
Consumer	211,667	138,671	350,338

Total gross loans and leases receivable	$473,337	2,284,846	2,758,183

Origination, Sale, Servicing and Purchase of Loans and Leases. Our lending activities are conducted primarily by loan representatives through our 38 full service branch offices, our loan origination center in Rancho Cucamonga, California, a regional lending office in Sacramento, California and approved wholesale brokers. We have traditionally originated one-to-four family first trust deed residential mortgages through brokers and internal sources while maintaining a greater focus on the origination of the Four-Cs. We have traditionally originated equity consumer loans through wholesale brokers, however, due to recent liquidity concerns, we have temporarily discontinued wholesale originations and significantly constrained all other originations. All loans and leases we originate, either through internal sources or through wholesale brokers, are underwritten pursuant to our internal policies and procedures. We originate both adjustable-rate and fixed-rate loans and leases. Our ability to originate loans and leases is influenced by general economic conditions affecting housing, business and consumer activities, as well as the relative customer demand for fixed-rate or adjustable-rate loans and leases, which is affected by the current and expected future levels of interest rates.

Loan and lease originations were $1.34 billion for the fiscal year ended March 31, 2008 (“fiscal 2008”) compared to $2.33 billion for the fiscal year ended March 31, 2007 (“fiscal 2007”). Originations of the Four-Cs aggregated $1.04 billion or 78% of total originations for fiscal 2008 compared to $2.01 billion or 86% of total originations for fiscal 2007. The reduced level of originations during fiscal 2008 compared to fiscal 2007 is reflective of lower demand, particularly for residential construction loans rather than any reduced emphasis on the Four-Cs. Reflecting the lower interest rate environment, and the changing mix of originations noted above the weighted average initial contract rate on total originations was 7.84% for fiscal 2008, compared to 8.27% for fiscal 2007.

It is our general policy to sell substantially all of the 15 and 30-year fixed-rate mortgage loans that we originate and retain substantially all of the adjustable-rate mortgage loans and leases that we originate. We generally retain servicing of the loans sold. At March 31, 2008, we were servicing $114.9 million of loans for others. See “Loan Servicing.” When loans are sold on a servicing retained basis, we record gains or losses from the sale based on the difference between the net sales proceeds and the allocated basis of the loans sold. We capitalize mortgage servicing rights (“MSR”) when loans are sold with servicing rights retained. The total cost of the mortgage loans designated for sale is allocated to the MSR and the mortgage loans without the MSR based on their relative fair values. MSR’s are included in the balance sheet in the category “Prepaid expenses and other assets.” We had a MSR asset of $301,000 as of March 31, 2008, compared to $294,000 at March 31, 2007. MSR impairment losses are recognized through a valuation allowance, with any associated provision recorded as a component of loan servicing fees. Impairment losses of $56,000, $92,000 and $47,000 were recorded during the fiscal years ended March 31, 2008, 2007 and 2006, respectively. At March 31, 2008, we had $16.4 million of mortgage loans categorized as held for sale.

To supplement loan production, based upon our investment needs and market opportunities, we engage in secondary marketing activities, including the purchase of whole or participating interests in loans, principally one-to-four family mortgages, originated by other institutions. We may continue to purchase loans originated by other institutions both in our primary market area and, to a limited extent, other geographic areas throughout the country, depending on market conditions and liquidity needs. We generally purchase loans with servicing retained by the seller.

The following table sets forth our loan and lease originations, purchases, sales and principal payments for the periods indicated.

	For the Years Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Beginning balance (1)	$4,116,232	3,840,574	3,433,010
Loans and leases originated:
One-to-four family	289,971	244,925	387,282
Multi-family	8,372	72,896	47,329
Commercial real estate	68,185	200,508	265,950
Construction – residential including land	266,006	865,492	1,210,321
Construction – commercial	100,754	193,811	171,441
Commercial loans and leases	394,088	524,606	481,341
Consumer	211,313	228,378	254,437

Total loans and leases originated	1,338,689	2,330,616	2,818,101
Loans purchased	819	8,497	47,209

Sub-total	5,455,740	6,179,687	6,298,320
Less:
Principal payments	(1,705,944)	(2,095,271)	(2,383,292)
Sales of loans	(20,169)	(26,175)	(16,227)
Loans charged-off	(224,945)	(898)	(2,896)
Change in undisbursed loan funds	299,892	66,310	(41,701)
Increase in allowance for loan and lease losses	(98,208)	(9,189)	(3,824)
Other (2)	11,251	1,768	(9,806)

Total loans and leases	3,717,617	4,116,232	3,840,574
Loans held for sale, net	(16,422)	—	(795)

Ending balance loans and leases receivable, net	$3,701,195	4,116,232	3,839,779

(1)	Includes loans held for sale.
(2)	Includes net capitalization of fees and amortization of premium or accretion of discount of loans and leases

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

The Company originates non-recourse loans that are subject to annual payment caps which may allow loans to negatively amortize in the event the borrowers do not choose to make the fully indexed payment. For those loans that experience negative amortization, the payments on the loans are generally recast at the earlier of four years from the date of origination or date of last recast or when the unpaid principal balance exceeds 110 percent of the original loan amount. The risk that borrowers will be unable to make increased loan payments as a result of negative amortization arising from increases in interest rates or the recast of the loan following a period of negative amortization is a risk associated with negative amortizing loans. When evaluating the adequacy of the Company’s Allowance for Loan and Lease Losses (“ALLL”), the Company takes into account historical losses on loans subject to negative amortization. The historical loss experience on the Company’s portfolio of loans subject to negative amortization has been consistent with that for loans which are not subject to negative amortization. As noted in the table below, the Company’s historical loss experience has been minimal on loans subject to negative amortization. The Company also believes that the type of potentially negatively amortizing loans that we have been making for the past approximately 20 years as described above do not present an incremental level of credit risk similar to that presented by the riskier payment option ARM products which are subject to much greater and much more rapid accumulation of negative amortization and, as a result, much more significant increases in payments to borrowers. As a result, the Company believes it is not necessary to bifurcate the Company’s loans subject to negative amortization from the Company’s non-negatively amortizing loans in evaluating the adequacy of the Company’s ALLL.

At March 31, 2008, the outstanding principal balances of loans subject to negative amortization totaled $261.4 million, (including $24.1 million of loans serviced by others in which we have purchased a participating interest) or 18% of total one-to-four family residential mortgage loans. Of the $261.4 million of loans subject to negative amortization, 53% or $138.3 million have negative amortization applied to the loans. At March 31, 2008, the total outstanding negative amortization on these loans was $4.4 million. The negative amortization is generally capped at 110% of the original loan amount. At March 31, 2008, loans with original maturities of over 30 years totaled $42.4 million. The following table reflects nonperforming loans, and loss experience regarding loans subject to negative amortization:

Period Ended	Loans subject to Negative Amortization	Loans Incurring Negative Amortization	Nonperforming Loans	Charge-off losses
	(Dollars in thousands)
March 31, 2008	$261,450	138,306	3,856	386
March 31, 2007	346,600	194,103	47	—
March 31, 2006	424,240	209,559	—	—
March 31, 2005	416,833	95,245	86	—
March 31, 2004	218,589	180,444	560	—

Interest income is recognized during each accounting period using the accrual method of accounting for loans subject to negative amortization. Uncollected interest on loans subject to negative amortization that are contractually delinquent ninety days or more is excluded from interest income and accrued interest receivable and the loan is classified as a nonperforming asset. Loans subject to negative amortization are charged-off against the ALLL in the same manner as any other loan which is considered partially or fully uncollectible.

The Company analyzes loans subject to negative amortization which encompasses analytical procedures reflecting several factors including, but not limited to, economic trends and conditions, delinquency and charge-off trends, estimated loss exposure, management expertise and stability, and changes in underwriting practices and policies. As noted above, the accounting assumptions used for loans subject to negative amortization are no different than for other loans in the Company’s portfolio. However, due to the nature of loans subject to negative amortization we do monitor these loans on a quarterly basis for potential loss exposure and delinquency trends that may need to be incorporated into the ALLL valuation.

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

At March 31, 2008, our one-to-four family residential mortgage loans totaled $1.42 billion. Of the $1.42 billion, 26% or $366.5 million were loans secured by non-owner-occupied investment properties and 8% or $112.8 million were loans secured by owner-occupied second homes. At March 31, 2008, 19% of our one-to-four family loans were adjustable-rate indexed to COFI, 58% were indexed to the one-year CMT, 8% were fixed rate and the remaining 15% were indexed to various other indices.

Non-owner-occupied properties, particularly those classified as investment properties, are generally considered to involve a higher degree of credit risk than loans secured by owner-occupied properties because repayment is generally dependent upon the property producing sufficient cash flow to cover debt service and other operating expenses.

Multi-Family Lending. We originate multi-family mortgage loans generally secured by properties located in Southern California. Loans secured by multi-family properties are typically amortized for 25 to 30 years and have a 25 to 30 year maturity. We offer a loan plan that adjusts annually based on the one-year CMT Index plus a spread. We also offer hybrid ARMs on multi-family properties. These loans typically have an interest rate floor and a lifetime interest rate cap of five percent above the start rate. In reaching our decision on whether to make a multi-family loan, we consider a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to our current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, we generally require a debt service ratio of at least 115% on adjustable rate loans and 120% on fixed rate and hybrid ARMs. Properties securing these loans are appraised and title insurance is required on all loans.

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

Our multi-family loan portfolio at March 31, 2008 was comprised of 212 loans aggregating $185.6 million for an average loan size of $875,000. At March 31, 2008, 67% of our multi-family loans were adjustable-rate indexed to COFI, 27% were indexed to the one-year CMT, 1% were fixed rate and the remaining 5% were indexed to various other indices. Our largest multi-family loan at March 31, 2008 had an outstanding balance of $11.4 million and is secured by a 160 unit town home development located in Sparks, Nevada. Our ten largest multi-family loans at March 31, 2008, aggregated $51.8 million.

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

At March 31, 2008, our permanent commercial real estate loan portfolio was comprised of 514 loans aggregating $626.0 million, for an average loan size of $1.2 million. At March 31, 2008, 67% of these loans were indexed to the one-year CMT, 3% were indexed to COFI, 8% were indexed to the Monthly Average U.S. Treasury, 3% were indexed to Prime, 18% were fixed rate and 1% were indexed to various other indices. The largest commercial real estate loan in our portfolio at March 31, 2008 was $13.3 million secured by a first trust deed on a multi-tenant project in San Diego, California. Our ten largest commercial real estate loans at March 31, 2008, aggregated $90.7 million.

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

Construction and Land Lending. Our construction loans are made to finance construction of one-to-four family residential as well as commercial properties. These loans are generally indexed to Prime, have maturities of two years or less and generally include extension options of six to eighteen months upon payment of an additional fee. Our policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of commercial properties, up to 80% for construction of multi-family properties and up to 85% for construction of one-to-four family residences. Land loans are underwritten on an individual basis, but generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less. We require an independent appraisal of the property and generally require personal guarantees. Loan proceeds are disbursed as construction progresses and as inspections warrant. Our inspectors generally visit projects twice a month to monitor the progress of construction.

We have expanded, on a selective basis, construction lending to western states other than California. Such expansion has been undertaken with developers with whom we have had long-term lending relationships. As of March 31, 2008, we had 12 construction loans outstanding for development of residential properties located in Nevada totaling $89.5 million, $70.4 million of which was disbursed. The remainder of our construction loans for development of real estate are located in California. The largest credit exposure in the construction loan portfolio as of March 31, 2008 consists of a $29.8 million loan for the construction of a residential tract in Indio, California. The disbursed balance of this loan at March 31, 2008, was $25.9 million. Our ten largest construction loans at March 31, 2008, aggregated $203.0 million, $180.5 million of which was disbursed. The largest land loan in our portfolio at March 31, 2008 was a $26.1 million loan for land acquisition and development in Murrieta, California, which is secured by 248 acres of land and is part of a planned single-family housing community. The disbursed balance on this land loan at March 31, 2008 was $18.2 million. Our ten largest land loans at March 31, 2008 aggregated $139.7 million, $116.5 million of which was disbursed. At March 31, 2008, our construction and land loan portfolio was comprised of 335 loans aggregating $1.34 billion, for an average loan size of $4.0 million. At March 31, 2008, $692.7 million of our construction and land loan portfolio was on non-accrual status. At March 31, 2008, $1.10 billion or 82% of the total construction and land loan portfolio was disbursed.

The following table presents a breakdown of our construction and land portfolio at March 31, 2008.

Property Type	Balance Outstanding	Percent of Total Balance Outstanding	Total Commitment	Number of Loans and Leases	Average Balance Outstanding	Largest Single Commitment
	(Dollars in thousands)
One-to-four family	$473,961	43.3%	$595,201	159	$2,981	$29,800
Condominium	63,757	5.8	66,534	13	4,904	25,200
Multi-Family	30,756	2.8	34,765	6	5,126	15,300
Commercial	219,514	20.0	284,614	58	3,785	20,800
Lot development	191,369	17.5	228,417	64	2,990	26,000
Undeveloped land	116,371	10.6	133,292	33	3,526	11,900

Total	$1,095,728	100%	$1,342,823	333

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

As of March 31, 2008, our total commercial loan and lease portfolio was comprised of 947 credits with commitments aggregating $303.0 million, of which $170.0 million or 56% of total commercial loans and leases were outstanding. At March 31, 2008, 70% of the commercial loans outstanding were indexed to Prime, 28% were fixed rate and the remaining 2% were indexed to various indices. At March 31, 2008, the largest amount of commercial loans outstanding to one borrower was $25.0 million to a company that provides lease financing to a diverse portfolio of businesses located throughout the United States. The loans to this borrower are secured by an assignment of the individual leases and underlying equipment. The second largest extension of commercial credits to one borrower was $14.0 million to a company that forms and operates professional services partnerships. The loans to this borrower are secured by the underlying property and equipment of the business. Our ten largest commercial credits at March 31, 2008 aggregated $70.9 million.

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

We offer lease products that are, at the present time, originated on our behalf by leasing companies and either funded directly by us or purchased from the leasing companies subsequent to funding. In these transactions we recognize income using the effective interest method applied to the amount we pay for the lease. Each of these transactions must satisfy our underwriting standards for creditworthiness. The originating leasing company remains the legal owner of the leased equipment and pledges its interest in the equipment to further secure the transaction. At March 31, 2008, our lease portfolio was comprised of 63 leases, aggregating $4.6 million, for an average lease size of $74,000.

The following table presents a by-industry breakdown of our commercial lending and leasing portfolio at March 31, 2008.

Industry	Balance Outstanding	Percent of Total Balance Outstanding	Total Commitment	Number of Loans and Leases	Average Balance Outstanding	Largest Single Commitment
	(Dollars in thousands)
Real estate, rental and leasing	$60,653	36%	$117,830	123	$493	$38,000
Finance and insurance	11,028	7	13,342	72	153	4,149
Construction	39,755	23	88,951	229	174	13,179
Professional, scientific and technical services	20,095	12	29,940	87	231	20,000
Manufacturing	6,696	4	9,430	88	76	3,019
Wholesale trade	5,543	3	10,496	59	94	2,200
Retail trade	3,800	2	6,851	63	60	450
Health care and social assistance	7,507	4	13,598	72	104	2,000
Transportation, communication and utilities	1,743	1	2,309	40	44	250
Other services	13,198	8	14,936	114	116	7,000

Total	$170,018	100%	$307,683	947

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

At March 31, 2008, our total consumer loan portfolio was $359.8 million, composed of $212.6 million in home equity lines of credit and $147.2 million in secured and unsecured personal loans and lines of credit. At March 31, 2008, 39% of these loans were indexed to Prime, 59% were fixed rate, 1% were indexed to COFI and 1% were indexed to various other indices.

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

Bank Loan Approval Authority
Loan Type	Up to $750,000	Up to $999,999	$1.0 million to $9,999,999	$10.0 million or Greater
Mortgage loans and leases	Bank’s Staff Underwriters	Major Loan Manager, Chief Executive Officer, Chief Operating Officer/Chief Financial Officer, Chief Lending Officer or certain Departmental Managers	Management Loan Committee	LOARC
Loan Type	Up to $250,000	Up to $999,999	$1.0 million to $4,999,999	$5.0 million or Greater
Commercial Business Loans	Bank’s Staff Underwriters	Commercial Credit Administrator or Chief Lending Officer	Management Loan Committee	LOARC
Loan Type	Up to $499,999	Up to $999,999	$1.0 million or Greater
Consumer Loans (Real Estate)	Bank’s Staff Underwriters	Major Loan Manager, Chief Executive Officer, Chief Operating Officer/Chief Financial Officer, Chief Lending Officer, or certain Departmental Managers	LOARC
Loan Type	Up to $50,000	$50,000 or Greater
Consumer Loans (non-real estate)	Bank’s Staff Underwriters and certain Departmental Managers	Major Loan Manager, Chief Executive Officer, Chief Operating Officer/Chief Financial Officer or Chief Lending Officer or Management Loan Committee

The Bank will not make loans and leases to one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans and leases to one borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus. At March 31, 2008, the Bank’s limit on loans and leases to one borrower was $41.4 million. At March 31, 2008, the Bank’s largest credit exposure to one borrower was $70.0 million comprised of a commercial business loan and 6 construction loans. At the time the $70.0 million in loans were originated, the Bank was in compliance with the loan to one borrower limitation. In addition to the aforementioned, there are two additional borrowers that exceeded the new maximum “loans to one borrower” limit as of March 31, 2008. The first additional relationship had a balance of $51.1 million, consisting of 1 commercial business loan, 2 commercial property loans, and 4 residential construction development loans. The second additional relationship had a balance of $48.0 million, consisting of 1 commercial business loan, 85 single-family residential loans, 2 consumer loans and 3 commercial real estate loans. The Bank is precluded from making any new loans to one borrower in excess of the current limitation. The Bank’s ten largest borrowers account for 206 loans aggregating $473.0 million.

Loan Servicing. During the normal course of business, we originate and service loans. Additionally, we also sell loans or participating interests in loans to others, which we also continue to service. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain borrower insurance and tax payments are made and generally administering the loans. All of the loans currently being serviced for others are loans that we have sold. At March 31, 2008, we were servicing $114.9 million of loans for others. We do not purchase servicing rights related to mortgage loans originated by other institutions.

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

We have a significant concentration in loans for the development or construction of residential real estate, a segment of the market that has been severely impacted by the market downturn. In response to the significant and protracted downturn in property values and the associated increase in problem loans, we implemented a number of new control procedures to ensure the timely identification and evaluation of problem loans. These procedures, including certifications by account officers, coupled with the market conditions, resulted in a significant increase in non-accrual loans during the quarter ended March 31, 2008. Additionally, we made a determination that a large number of modifications of construction and land loans which were not fully re-underwritten at the time of modification warranted the loans being designated as Troubled Debt Restructures and as such were placed on non-accrual status. At March 31, 2008, non-accrual loans totaled $775.9 million or 19% of gross loans and leases, with $304.8 million of those loans being so designated due to:

•	maturity dates having been extended beyond the original maturity dates provided for at time of origination ($108.5 million);

•

reductions in interest rate floors below those originally established at time of origination (but generally not below the floors that would have been in effect for a new loan originated at the time of the restructure) ($178.8 million); and

•	changes in payoff release prices per lot or home sold ($17.5 million).

Our ability to collect and work out these loans will be, in part, dependent on the rate at which the market for such properties recovers. We anticipate continuing to utilize a range of approaches to reduce the risk in this portion of the portfolio including extensions of maturities and the granting of additional credit where appropriate to improve the Bank’s position and individual and bulk sales of loans and REO. However, given the current imbalance in the market, it may take an extended period of time to complete or work out many of the development projects currently in process.

Allowance for Loan and Lease Losses (“ALLL”). We evaluate the adequacy of the ALLL quarterly for the purpose of maintaining an appropriate allowance to provide for losses inherent in the loan and lease portfolio. The total ALLL is comprised of specific and general valuation allowances:

•

Specific valuation allowances (“SVA”): A loan or lease is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When we determine that a loss is probable, an SVA is established for the amount of the loss by determining the difference between our recorded investment in the loan and estimated net realizable value of the underlying collateral. If the loan is determined to be “troubled collateral dependent” a charge-off is recorded based upon the difference between our recorded investment and the estimated fair value of the collateral.

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

	Basis Point Allocations Used in Arriving at GVA
Loan Type	Pass	Special Mention	Substandard	Doubtful
One-to-four family	10-59	402	1,001	5,000
Multi-family	15-110	350	1,235	5,000
Commercial real estate	16-135	375	835	5,000
Construction and land	20-121	446	1,346-2,000	5,000
Commercial loans and leases	29-236	661	1,410	5,000
Consumer	27-400	536	1,250	5,000

The GVA methodology was augmented in 2008 to sharpen our focus on quantitative and judgmental loss factors that are instrumental in determining the level of reserves. Some of the judgmental factors we utilize to determine our level of ALLL include recent charge-off history, trends in delinquencies, industry exposures, changes in underwriting standards, internal controls, borrower concentrations, and economic trends, among others.

A key component to the evaluation of the ALLL is the Bank’s risk grading system and asset monitoring process. Our asset monitoring process includes the use of asset classifications to segregate the assets, primarily loans, leases and real estate, into various risk categories. We use the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using an eight-grade system to classify assets.

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

The Internal Asset Review Department (“IARD”) conducts periodic reviews to evaluate the credit risk and quality of our assets. The IARD reports to the Internal Asset Review Committee (“IARC”). The IARC is chaired by the IAR Manager and includes the Bank’s Chief Risk Officer, Credit Risk Officer, General Counsel, Controller, Chief Appraiser, and Loan Service Manager, all of which ultimately report to the Bank’s Chief Operating Officer/Chief Financial Officer. The Bank’s Chief Executive Officer, Chief Operating Officer/Chief Financial Officer and Chief Lending Officer may attend as non-voting members. The IARC meets monthly to review the recommendations from the IARD for asset classifications and valuation allowances. The IARD also reports quarterly to the LOARC regarding overall asset quality, the adequacy of valuation allowances, and adherence to policies and procedures regarding asset classification and valuation.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated.

	For the Year Ended March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Beginning balance	$46,315	37,126	33,302	30,819	31,121
Provision for loan and lease losses	322,637	9,720	6,395	2,654	2,725
Charge-offs:
Real estate:
One-to-four family	(10,489)	—	(106)	—	(194)
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	(185,078)	—	(2,100)	—	—
Commercial loans and leases	(26,160)	(562)	(177)	(532)	(3,584)
Consumer	(3,218)	(336)	(513)	(510)	(489)

Total	(224,945)	(898)	(2,896)	(1,042)	(4,267)
Recoveries	516	367	325	871	1,240

Ending balance	$144,523	46,315	37,126	33,302	30,819

Allowance for loan and lease losses as a percent of gross loans and leases	3.52%	0.98	0.83	0.83	0.84
Net charge-offs to average gross loans and leases outstanding	5.57%	0.01	0.06	0.01	0.09
Non-performing loans as a percent of gross loans and leases	18.90%	0.24	0.03	0.30	0.37

Our ratio of allowance for loan and lease losses as a percent of gross loans and leases increased to 3.52% for March 31, 2008 from 0.98% for March 31, 2007 and from 0.83% for March 31, 2006. This increase was primarily due to classified assets increasing from $51.5 million at March 31, 2007 to $799.1 million at March 31, 2008, primarily resulting from an increase in non-accrual loans relating to our construction and land portfolio. See “Delinquencies and Classified Assets”.

We will continue to monitor and modify the ALLL based upon economic conditions, loss experience, changes in portfolio composition and other factors.

In determining the amount of the GVA, we stratify our loan portfolio into approximately 100 segments based upon factors such as loan type and internal classification. Each of these segments is assigned a separate probable loss factor.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS who can order the establishment of additional loss allowances. The OTS in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLL. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. The policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish an acceptable allowance evaluation process that meets the objectives set forth in the policy statement. While the Bank believes that it has established an adequate ALLL, there can be no assurance that regulators, in reviewing the Bank’s loan and lease portfolio, will not request the Bank to materially increase its ALLL, thereby negatively affecting the Bank’s financial condition and results of operations. Although management believes that an adequate ALLL has been established, further additions to the level of ALLL may become necessary.

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

At March 31, 2008 and 2007, assets classified as Special Mention aggregated $226.6 million and $37.4 million, respectively, on which there were no SVAs. The main components of assets criticized as Special Mention at March 31, 2008 were 56 construction and land loans totaling $170.6 million

At March 31, 2008, assets classified Substandard aggregated $786.0 million, net of specific allowances and charge-offs of $63.5 million and $119.2 million, respectively, compared to $51.5 million, net of specific allowances and charge-offs of $685,000 and zero, respectively at March 31, 2007. The increase in Substandard assets during fiscal 2008 was primarily due to the economic downturn in the housing market, especially relating to construction and land loans. At March 31, 2008, assets classified as Doubtful or Loss was $13.1 million net of specific valuation allowances and charge-offs of zero and $1.7 million, respectively compared to none at March 31, 2007.

During fiscal 2008, the residential real estate market in California including the Inland Empire continues to undergo changing and declining economic environment including excess inventory of new homes and residential lots, resulting in part from an over reliance by home buyers on sub-prime and non-traditional lending products. In response to the current challenging operating environment, we have and will continue to revise our credit risk policies and monitoring including revising the limits on credit exposure by geographical region, product type and borrower. We are focusing significant resources on remedying the non-accrual loan problems we face in order to maximize recovery of our investment during these challenging times.

The composition of assets classified Substandard at March 31, 2008 and 2007 is set forth on the following page.

	At March 31, 2008
	Loans and Leases			Foreclosed Assets			Total Substandard Assets
	Gross Balance (1)	Net Balance (2)	Number of Loans and Leases	Gross Balance (1)	Net Balance (2)	Number of Loans	Gross Balance (1)	Net Balance (2)	Number of Loans and Leases
	(Dollars in thousands)
Real estate:
Residential:
One-to-four family	$52,555	$52,555	148	$1,877	$1,749	4	$54,432	$54,304	152
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	5,371	5,371	4	—	—	—	5,371	5,371	4
Construction – residential including land	713,908	650,432	179	—	—	—	713,908	650,432	179
Construction – commercial	42,495	42,495	10	—	—	—	42,495	42,495	10

Sub-total	814,329	750,853	341	1,877	1,749	4	816,206	752,602	345
Commercial loans and leases	30,202	30,202	64	—	—	—	30,202	30,202	64
Consumer	3,161	3,161	36	—	—	—	3,161	3,161	36

Total	$847,692	$784,216	441	$1,877	$1,749	4	$849,569	$785,965	445

	At March 31, 2007
	Loans and Leases			Foreclosed Assets			Total Substandard Assets
	Gross Balance (1)	Net Balance (2)	Number of Loans and Leases	Gross Balance (1)	Net Balance (2)	Number of Loans	Gross Balance (1)	Net Balance (2)	Number of Loans and Leases
	(Dollars in thousands)
Real estate:
Residential:
One-to-four family	$1,349	$1,313	6	$—	$—	—	$1,349	$1,313	6
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Construction – residential including land	40,576	40,126	2	—	—	—	40,576	40,126	2
Construction – commercial	—	—	—	—	—	—	—	—	—

Sub-total	41,925	41,439	8	—	—	—	41,925	41,439	8
Commercial loans and leases	9,540	9,472	20	—	—	—	9,540	9,472	20
Consumer	766	635	15	—	—	—	766	635	15

Total	$52,231	$51,546	43	$—	$—	—	$52,231	$51,546	43

(1)	Gross balances are net of undisbursed loan funds.
(2)	Net balances are reduced for specific loss allowances established against substandard loans, leases and foreclosed assets.

Non-Accrual, Troubled Debt Restructurings (“TDR”) and Past-Due Loans. The table on the next page sets forth information regarding non-accrual loans and leases, assets acquired through foreclosure and TDR loans. At March 31, 2008, there were no leases that were on non-accrual status or classified as TDR.

Non-accrual loans and leases totaled $775.9 million or 18.90 percent of gross loans and leases at March 31, 2008 as compared to $11.4 million or 0.24 percent of gross loans at March 31, 2007. The non-accrual loan balance of $775.9 million as of March 31, 2008 primarily consists of construction and land loans.

During fiscal 2008, 468 loans totaling $955.3 million were placed on non-accrual, 45 loans totaling $18.9 million were restored to accrual status, charge-offs against non-accrual loans totaled $136.5 million and other non-accrual related activity totaled $24.0 million. Included in non-accrual loans at March 31, 2008 are $608.4 million in loans that are current or less than ninety days past due, but are exhibiting weaknesses in the underlying collateral or borrower strength.

At March 31, 2008, our TDR’s consisted of 108 residential and construction and land loans with an aggregate principal balance of $382.1 million as compared to none at March 31, 2007. These TDR’s resulted in charge-offs of $25.2 million and were transacted in order to maximize the recovery of our investment in these properties.

It is our policy to cease accruing and to establish an allowance for all previously accrued but unpaid interest on loans and leases 90 days or more past due unless circumstances warrant doing so earlier. For the years ended March 31, 2008, 2007, 2006, 2005 and 2004, the amount of interest income that would have been recognized on non-accrual loans and leases, if such loans had continued to perform in accordance with their contractual terms, was $28.5 million, $320,000, $581,000, $788,000 and $939,000, respectively, none of which was recognized.

During the years ended March 31, 2008 and 2007, our average investment in impaired loans and leases was $194.0 million and $2.2 million, respectively. Interest income recorded under the accrual method during these periods was $646,000 and $100,000, respectively. Our policy with respect to recognition of interest income on TDR’s which are current and are not deemed to be impaired is to recognize interest income to the extent funds are received in cash. To the extent interest is received through the drawdown of interest reserves, interest income is deferred until such time as the borrower has documented the ability to perform under the restructured terms, generally a period of six months.

The following table sets forth the non-accrual loans and leases, foreclosed assets, classified assets and TDRs in our loan portfolio as of the dates indicated.

	At March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans and leases:
Residential real estate:
One-to-four family	$50,218	1,349	595	1,738	1,728
Multi-family	—	—	—	—	—
Commercial real estate	6,295	—	—	—	—
Construction and land (1) (2)	692,701	8,876	—	9,977	9,811
Commercial business loans and leases (2) (3) (4)	24,309	430	421	216	1,644
Consumer	2,386	766	114	273	453

Total	775,909	11,421	1,130	12,204	13,636
Assets acquired through foreclosure, net (5)	1,749	—	8,728	—	683

Non-performing assets	$777,658	11,421	9,858	12,204	14,319

Performing TDR loans, net (3) (6)	$—	—	—	2,150	2,688

Non-performing TDR loans, net (2) (6)	$382,100	—	—	7,227	7,388

Classified assets, gross (7)	$998,135	66,528	21,537	31,505	34,620
Allowance for loan and lease losses as a percent of gross loans and leases receivable	3.52%	0.98	0.83	0.83	0.84
Allowance for loan and lease losses as a percent of total non-performing loans (8)	18.63	405.52	3,285.49	272.88	226.01
Non-performing loans as a percent of gross loans and leases receivable (8)	18.90	0.24	0.03	0.30	0.37
Non-performing assets as a percent of total assets (8)	18.96	0.25	0.23	0.31	0.39

(1)	At March 31, 2008, TDRs are comprised of 108 loans totaling $382.1 million. All of the loans are construction loans as follows: single-family totaling $262.3 million net of $14.2 million SVAs; multi-family totaling $17.9 million with no SVA; commercial totaling $6.2 million with no SVA; and land loans totaling $95.7 million net of $6.0 million SVAs.
(2)	At March 31, 2004, two loans totaling $7.4 million are reported as non-performing TDR loans and as non-accrual loans, which consists of a $7.3 million loan, net of SVA of $2.5 million, on a residential construction project located in Murrieta, California and a commercial business loan for $76,000. At March 31, 2005, the only non-performing TDR is the Murrieta loan, at $7.2 million, net of SVA of $2.8 million.
(3)	At March 31, 2004, the $2.7 million in performing TDRs represents two commercial business loans totaling $4.1 million, net of SVA’s of $1.5 million and a second mortgage on a single-family residential home totaling $43,000, net of an SVA of $24,000. At March 31, 2005, the $2.2 million in performing TDR’s represents two commercial business loans with no SVA.
(4)	There were $79,000 of non-performing leases as of March 31, 2006.
(5)	Assets acquired through foreclosure are shown net of related charge-offs.
(6)	There were no leases that were classified as a TDR for any of the periods presented.
(7)	Includes committed but undisbursed loan balances.
(8)	Non-performing assets consist of non-performing loans and assets acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans and leases. At March 31, 2008, $608.4 million in loans that are current or less than 90 days past due are exhibiting weaknesses in the underlying collateral or borrower strength and as a result are on non-accrual status.

The following table sets forth delinquencies in our loan and lease portfolio as of the dates indicated.

	At March 31, 2008				At March 31, 2007
	60-89 Days		90 Days or More(1)		60-89 Days		90 Days or More(1)
	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases
	(Dollars in thousands)
One-to-four family	15	$8,925	128	$50,218	—	$—	6	$1,349
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	1	1,417	8	6,295	—	—	—	—
Construction – residential including land	—	—	177	680,776	—	—	1	8,876
Construction – commercial	—	—	3	11,925	—	—	—	—
Commercial loans and leases	1	49	40	24,309	—	—	6	430
Consumer	4	97	36	2,386	1	237	13	766

Total	21	$10,488	392	$775,909	1	$237	26	$11,421

	At March 31, 2006
	60-89 Days		90 Days or More(1)
	Number of Loans and Leases	Principal Balance of Loans and Leases	Number of Loans and Leases	Principal Balance of Loans and Leases
	(Dollars in thousands)
One-to-four family	2	$422	4	$595
Multi-family	—	—	—	—
Commercial real estate	—	—	—	—
Construction – residential including land	—	—	—	—
Construction – commercial	—	—	—	—
Commercial loans and leases	—	—	12	421
Consumer	1	32	8	114

Total	3	$454	24	$1,130

(1)	Loans 90 days or more past due are included in non-accrual loans and leases. See “Lending Activities—Non-Accrual, TDRs and Past Due Loans.” As of March 31, 2008, there are $608.4 million of loans that are less than 90 days past due but are exhibiting weaknesses in the underlying collateral or borrower strength and as a result have been placed on non accrual status. These loans are included in the totals for “90 Days or More.”

The following tables set forth the amount of our allowance for loan and lease losses, the percent of allowance for loan and lease losses to total allowance and the percent of gross loans and leases to total gross loans and leases in each of the categories listed at the dates indicated.

	At March 31,
	2008			2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loan and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases
	(Dollars in thousands)
One-to-four family	$2,386	1.6%	34.6%	$715	1.5%	30.2%	$679	1.8%	34.0%
Multi-family	573	0.4	4.5	649	1.4	5.0	502	1.4	4.2
Commercial real estate	2,106	1.5	15.3	2,262	4.9	14.4	1,613	4.3	13.7
Construction – residential including land	129,584	89.7	25.8	27,201	58.8	32.1	19,617	52.9	31.6
Construction – commercial	3,460	2.4	6.9	2,125	4.6	5.6	1,501	4.0	4.3
Commercial loans and leases	5,371	3.7	4.1	12,242	26.4	6.1	12,242	33.0	5.9
Consumer	1,043	0.7	8.8	1,121	2.4	6.6	972	2.6	6.3

Total allowance for loan and lease losses	$144,523	100.0%	100.0%	$46,315	100.0%	100.0%	$37,126	100.0%	100.0%

	At March 31,
	2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans and Leases in each Category to Total Gross Loans and Leases
	(Dollars in thousands)
One-to-four family	$432	1.3%	40.2%	$415	1.4%	46.4%
Multi-family	106	0.3	3.4	39	0.1	2.5
Commercial real estate	1,236	3.7	13.0	1,558	5.1	12.8
Construction – residential including land	19,011	57.1	28.9	17,552	56.9	25.2
Construction – commercial	1,176	3.5	3.7	1,011	3.3	4.0
Commercial loans and leases	10,434	31.4	4.9	9,510	30.8	4.3
Consumer	907	2.7	5.9	734	2.4	4.8

Total allowance for loan and lease losses	$33,302	100.0%	100.0%	$30,819	100.0%	100.0%

Assets Acquired Through Foreclosure

If we foreclose on an asset, it is initially recorded at fair value. Subsequent to foreclosure, we periodically perform valuations and the assets are carried at the lower of cost or estimated fair value less costs of disposition. Valuation adjustments to foreclosed assets are recorded through a specific valuation allowance to “assets acquired through foreclosure, net,” on our balance sheet and a charge to “foreclosed asset operations” on our income statement. It is our policy to obtain an appraisal on all foreclosed assets at the time of possession. At March 31, 2008, we had $1.7 million of foreclosed assets. The $8.7 million foreclosed assets at March 31, 2006 represented a 20 home development in Murrieta, California.

The following table sets forth certain information with regard to our assets acquired through foreclosure.

	At March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Assets acquired in settlement of loans	$1,877	—	8,728	—	889
Allowance for losses	(128)	—	—	—	(206)

Total assets acquired through foreclosure, net	$1,749	—	8,728	—	683

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

Our holding company investment powers are substantially broader than those permitted for the Bank. The holding company’s investment policy as established by our Board of Directors, while generally consistent with that of the Bank, permits us to invest in equity securities and non-rated corporate debt obligations. Unlike the securities comprising the Bank’s investment portfolio, which by their nature present little risk of loss of principal or interest, the holding company’s equity and non-rated corporate debt investments are subject to partial or complete diminution in market value upon the occurrence of adverse economic events affecting the issuers of the securities. At March 31, 2008, we had $150,000 in equity investments in our investment securities portfolio. The remainder of the $7.3 million investment securities portfolio consisted of investment grade corporate and U.S. Treasury and agency securities.

At March 31, 2008, our MBS portfolio consisted of the following categories:

MBS Category	Carrying Value	Percentage of Portfolio
	(Dollars in thousands)
One year CMT (1)	$90,547	84.7%
Fixed rate (seasoned)	8,440	7.9
Three month LIBOR	7,917	7.4

Total	$106,904	100.0%

(1)	Includes hybrid ARMs of $60.2 million.

All of our MBS are insured or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

Investments in MBS involve a risk that actual prepayments will vary from the estimated prepayments over the life of the security. This may require adjustments to the amortization of premium or accretion of discount relating to such instruments, thereby changing the net yield on such securities. At March 31, 2008, the aggregate net premium associated with our MBS portfolio was $588,000 or 0.6 percent of the aggregate unpaid principal balance on the portfolio. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

We evaluate all of our securities on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. At March 31, 2008, we recognized $235,000 of other-than-temporary impairment losses on our securities based on the possibility we would need to liquidate securities prior to maturity to meet liquidity or capital needs.

The following table sets forth certain information regarding the carrying and fair values of our mortgage-backed securities at the dates indicated.

	At March 31,
	2008		2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$20,436	20,436	27,598	27,598	48,137	48,137
FHLMC	37,946	37,946	63,957	63,957	76,034	76,034
FNMA	48,522	48,522	95,052	95,052	105,299	105,299

Total available-for-sale	$106,904	106,904	186,607	186,607	229,470	229,470

The following table sets forth certain information regarding the carrying and fair values of our investment securities at the dates indicated.

	At March 31,
	2008		2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Held-to-maturity:
U.S. government and federal agency obligations	$—	—	6,712	6,646	6,724	6,567

Total held-to-maturity	—	—	6,712	6,646	6,724	6,567

Available-for-sale:
U.S. government and federal agency obligations	6,809	6,809	—	—	—	—
Corporate debt securities	515	515	27,917	27,917	59,942	59,942
Equity securities:
Direct	150	150	150	150	150	150

Total available-for-sale	7,474	7,474	28,067	28,067	60,092	60,092

Total	$7,474	7,474	34,779	34,713	66,816	66,659

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of our mortgage-backed securities and investment securities as of March 31, 2008. The table presented represents stated final maturities and does not reflect scheduled principal payments.

	At March 31, 2008
	One Year or less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Available-for-sale:
GNMA	$—	—%	$—	—%	$—	—%	$20,436	5.02%	$20,436	5.02%
FHLMC	—	—	3	9.26	—	—	37,943	5.44	37,946	5.44
FNMA	—	—	147	7.31	7,765	4.48	40,610	4.42	48,522	4.44

Total mortgage-backed securities	$—	—%	$150	7.35%	$7,765	4.48%	$98,989	4.93%	$106,904	4.90%

Investment securities:
Available-for-sale:
U.S. government and federal agency obligations	$101	5.03%	$1,002	3.26%	$—	—%	$5,706	4.82%	$6,809	4.59%
Corporate debt securities	—	—	—	—	—	—	515	4.19	515	4.19
Equity securities:
Direct	—	—	—	—	—	—	150	—	150	—

Total investment securities	$101	5.03%	$1,002	3.26%	$—	—%	$6,371	4.65%	$7,474	4.47%

The yields on U.S. government and agency obligations are not reported on a tax equivalent basis. U.S. government and federal agency obligations were $6.8 million and $6.7 million for the fiscal years ended 2008 and 2007, respectively.

Sources of Funds

General. Our source of funds for lending, investing and other general purposes is deposits, loan and securities repayments and prepayments, proceeds from sales of loans and securities, cash flows generated from operations and FHLB advances and other borrowings, junior subordinated debentures and a commercial term loan.

Deposits. We rely on our 38 full service branch network to offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of passbook accounts, interest-bearing and non-interest bearing demand accounts, money market savings accounts (collectively “core deposits”) and certificate accounts. The terms of the fixed-rate certificate accounts we offer vary from 90 days to 71 months. We establish offering rates on a weekly basis. Once an account is established, additional deposits are generally not permitted into the fixed-rate accounts. We presently offer a variable rate certificate whose rate is indexed to the one year CMT and on which additions are permitted. We also offer a step-up certificate account that permits additions and the ability to increase the interest rate one time if the offering rate increases during the term of the account. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. At March 31, 2008, we had $1.55 billion of certificate accounts maturing in less than one year. Our deposits are obtained predominantly from the areas in which our branch offices are located and we rely primarily on customer service and long-standing relationships with our customers to attract and retain these deposits. Subsequent to March 31, 2008, as the result of adverse information released about the Company’s fiscal 2008 performance, we have experienced significant deposit outflows. Between March 31, 2008, and June 13, 2008 net deposit outflows were $519.4 million.

The following table presents our deposit activity for the periods indicated.

	For the Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Net cash inflows (outflows)	$(205,139)	135,831	263,968
Interest credited on deposit accounts	111,589	98,505	57,404

Total increase (decrease) in deposit accounts	$(93,550)	234,336	321,372

At March 31, 2008, we had $878.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$292,120	4.72%
Over three through six months	295,494	4.34
Over six through 12 months	238,300	4.40
Over 12 months	52,395	4.77

Total	$878,309	4.51%

The following table sets forth the distribution of our average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended March 31,
	2008			2007			2006
	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield	Average Balance	Percent of Total Average Deposits	Weighted Average Yield
	(Dollars in thousands)
Non-interest bearing demand	$266,875	8.2%	—%	$279,231	8.9%	—%	$288,025	10.2%	—%
Interest-bearing demand	277,753	8.6	0.40	348,506	11.0	0.48	443,166	15.7	0.58
Passbook	129,261	4.0	0.52	149,146	4.7	0.42	170,869	6.0	0.32
Money market savings	966,467	29.8	3.87	854,269	27.0	3.67	865,202	30.6	2.44

Total core deposits	1,640,356	50.6	1.21	1,631,152	51.6	2.06	1,767,262	62.5	1.37

Certificate accounts:
Variable-rate certificates of deposit	58,177	1.8	4.39	77,520	2.5	5.58	49,209	1.7	4.20
Step-up certificates of deposit	13,411	0.4	4.02	19,434	0.6	3.67	39,324	1.4	2.30
Less than 6 months	237,385	7.3	4.79	88,946	2.8	4.85	39,379	1.4	2.90
6 through 11 months	657,113	20.2	5.06	631,472	20.0	5.34	268,533	9.5	3.50
12 through 23 months	493,490	15.2	4.97	454,024	14.4	5.04	317,599	11.2	3.30
24 through 47 months	46,317	1.4	4.35	77,151	2.4	4.11	131,561	4.7	3.20
48 months or greater	100,005	3.1	4.23	180,431	5.7	4.63	214,016	7.6	4.40

Total certificate accounts	1,605,898	49.4	4.89	1,528,978	48.4	4.76	1,059,621	37.5	3.53

Total average deposits	$3,246,254	100.0%	3.64%	$3,160,130	100.0%	3.37%	$2,826,883	100.0%	2.18%

The following table presents, by various rate categories, the periods to maturity of the certificate accounts outstanding at March 31, 2008 and the amount of certificate accounts outstanding at the dates indicated.

	Period to Maturity from March 31, 2008
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years
	(Dollars in thousands)
0.00 through 4.00%	$440,431	9,199	4,229	347	1,624	24
4.01 through 5.00%	791,625	40,003	8,421	17,277	8,275	102
5.01 through 6.00%	318,611	6,856	1,149	6,008	1,571	152
7.01 through 8.00%	1,630	—	—	—	—	—

Total	$1,552,297	56,058	13,799	23,632	11,470	278

	March 31,
	2008	2007	2006
	(Dollars in thousands)
0.00 through 4.00%	455,854	115,441	532,254
4.01 through 5.00%	865,703	427,903	757,788
5.01 through 6.00%	334,347	1,037,128	77,403
7.01 through 8.00%	1,630	3,185	74

Total	1,657,534	1,583,657	1,367,519

FHLB Advances and Other Borrowings. We utilize FHLB advances and reverse repurchase agreements as alternative sources of funds to retail deposits. These borrowings are collateralized by securities and, in the case of certain FHLB advances, certain of our mortgage loans and secondarily by our investment in the capital stock of the FHLB. See “Regulation and Supervision – Federal Home Loan Bank System.” The FHLB provides advances pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateralization requirements. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. Reverse repurchase agreements take the form of sales of securities under agreements to repurchase the identical securities at a later date. These transactions are accounted for as financing arrangements with the obligations to repurchase securities sold reflected as a liability while the securities underlying the agreements remain in the respective asset account. The use of reverse repurchase agreements involves the risk that between the dates of “sale” and subsequent repurchase, a decline in the market value of the underlying security may require the sale of additional securities to the counterparty to the reverse repurchase agreement. At and during the years ended March 31, 2008 and 2007, we had no outstanding reverse repurchase agreements.

At March 31, 2008, we had outstanding FHLB advances of $600 million at a weighted average cost of 4.91%. Subsequent to March 31, 2008, we have drawn down additional borrowings from the FHLB and our total advances are $1.2 billion as of June 13, 2008. The original terms of the FHLB advances outstanding at March 31, 2008 ranged from four months to five years. As of March 31, 2008 the Bank had maximum unused borrowing capacity from the FHLB of San Francisco of $1.10 billion. Based upon pledged collateral in place, the available borrowing capacity was $495.0 million at March 31, 2008. Reflecting the use of FHLB Advances to fund deposit outflows and bolster cash on hand and in banks, which totaled $336.0 million at June 13, 2008, the Bank’s available borrowing capacity from the FHLB was $1.7 million. We expect to continue to utilize FHLB advances and to a much lesser degree reverse repurchase agreements as secondary sources of funds to balance the differential net cash flows arising from loan, securities and deposit activities.

In the past, we have used putable borrowings (primarily FHLB advances). Under the putable advance program, in exchange for a favorable interest rate on the borrowing, we granted to the FHLB an option to “put” the advance back to us at specified quarterly “put” dates prior to maturity but after the conclusion of a specified lock out period. Under the putable advance program, we obtained funds below the cost of non-putable FHLB advances, which had fixed maturities between the first “put” date and the final maturity date of the putable advance. In exchange for this favorable funding rate, we are exposed to the risk that the advance is “put” back to us following an increase in the general level of interest rates causing us to initiate a new borrowing at a less advantageous cost. Our use of putable advances allowed us to extend the term to maturity and initial “put” dates of our funding in connection with increased investment in hybrid and balloon MBS products. We have not initiated any new putable advances since May 1998. We had no putable borrowing outstanding as of March 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

Commercial Term Loan. On January 31, 2008, the Company entered into an agreement that amended and restated in its entirety an existing $60.0 million line of credit with a commercial bank (the “Loan”). Under this new agreement, the $60.0 million line of credit was converted to a $49.4 million term loan, which amount constituted the current principal balance outstanding under the line of credit on the date of the agreement. The Loan is secured by a pledge of all the capital stock of the Bank. As of June 13, 2008, the outstanding principal balance of the Loan was $44.0 million.

Effective on May 31, 2008, we entered into an amendment to extend the maturity date of the Loan from May 31, 2008 to June 16, 2008. The amendment also provided that the lender will waive a prepayment requirement in connection with proceeds from the sale of a loan expected to be received by us. As consideration for the amendment and waiver, we agreed to make an additional payment of $440,000 at the maturity date of the loan in the event of the successful completion of a recapitalization that returns the Bank’s capital levels to above “well-capitalized” for regulatory purposes.

On June 13, 2008, the Company entered into a further amendment of the Loan. The amendment extended the maturity date of the note to June 16, 2009, removed the requirement to make prepayments, removed the requirement to maintain minimum regulatory capital ratios, consented to the Merger Agreement, removed as an event of default the receipt by the Bank or the Company of a formal regulatory directive and removed the requirement to pay the $440,000 success fee.

As of June 13, 2008, the Loan provides that the interest rate will be one month LIBOR plus 3.25%.

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

The Company is required to provide prompt notice to the lender upon the occurrence of any default or event of default, the institution of, or any materially adverse determination or development in, any litigation or governmental proceeding and any event which would have or could be expected to have a material adverse effect on the Company. Pursuant to the terms of the Loan, the Company is not permitted to pay any dividends or make any other distributions to shareholders and must maintain a demand deposit account balance in an amount not less than 2% of the outstanding principal amount of the Loan.

Junior Subordinated Debentures. We established three unconsolidated special purpose trusts in fiscal 2005, 2006 and 2008 for issuing floating rate trust preferred securities (“Capital Securities”) to outside investors. The three unconsolidated special purpose trusts are PFF Bancorp Capital Trust I (“Trust I”), PFF Bancorp Capital Trust II (“Trust II”) and PFF Bancorp Capital Trust III (“Trust III”), and all are Delaware statutory trusts. The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof, together with the proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated debentures issued by the Bancorp. We have fully and unconditionally guaranteed the Capital Securities along with the obligation of the Trusts under its trust agreement.

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

The floating rate junior subordinated debentures have terms identical to those of the Capital Securities. The proceeds from the issuance of the junior subordinated debentures were used as a funding vehicle for DBS as well as for general corporate purposes. At March 31, 2008, we had $87.6 million of junior subordinated debentures outstanding.

As of May 1, 2008, the Company deferred the quarterly interest payments, due on dates ranging from May 23, 2008 to June 2, 2008, on its junior subordinated debentures in accordance with terms of the indenture agreement. Also, the quarterly interest payments on the trust preferred securities was deferred. No date has been established for the payment of the deferred interest on the junior subordinated debentures or the trust preferred securities.

The following table sets forth certain information regarding our borrowed funds at or for the periods ended on the dates indicated.

	At or for the Years Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$662,285	851,186	710,267
Maximum amount outstanding at any month-end during the year	740,000	947,000	811,000
Amount outstanding at year end (1)	600,000	720,000	795,000
Average interest rate:
For the year	4.91%	5.08	3.35
At year end	3.75	5.30	4.44

Commercial term loan
Average amount outstanding during the year	$51,018	34,013	12,526
Maximum amount outstanding at any month-end during the year	60,900	55,300	28,078
Amount outstanding at year end	48,000	55,300	27,000
Average interest rate:
For the year	7.31%	7.12	7.30
At year end	5.95	7.07	6.39

Junior subordinated debentures:
Average amount outstanding during the year	$80,363	56,702	44,839
Maximum amount outstanding at any month-end during the year	87,630	56,702	56,702
Amount outstanding at year end	87,630	56,702	56,702
Average interest rate:
For the year	6.83%	7.16	5.99
At year end	4.79	7.22	6.63

(1)	Included in the balance of FHLB advances outstanding at March 31, 2007 and 2006 was a putable borrowing of $15.0 million bearing an interest rate at 5.39%. This borrowing matured February 12, 2008.

On March 31, 2008, we entered into a contract for the sale of DBS loans for an aggregate purchase price of $13.2 million. This transaction was accounted for as a financing.

Subsidiary Activities

Diversified Builder Services, Inc. was incorporated in California on February 25, 2003, and commenced operations in April 2003 as a wholly owned subsidiary of the Bancorp. DBS was a provider of financing services, including real estate consulting services, property entitlement, surety bond placement, loan and equity placement and opportunity and mezzanine lending to home builders, commercial property owners and land developers. While these loans are sound in terms of loan profile, they typically have a higher degree of risk associated with them for which we were paid a commensurately higher rate as they cannot be originated by the Bank, usually due to short time frames under which underwriting and approval must take place or advance rates above those at which the Bank can lend. The former Managing Director of DBS was the former head of the Bank’s Major Loan Department and we had a long standing relationship with the majority of the borrowers with whom DBS did business.

During the economic downturn in the US economy and its resulting negative impact on the housing market, DBS’s loan portfolio experienced a significant decline in value and credit quality since most of DBS’s loan portfolio consisted of construction and land loans. As a result, during the fourth quarter of fiscal 2008, DBS transferred its loan portfolio to the held-for-sale classification, whereby DBS charged-off $47.4 million in loans and subsequently wrote-down an additional loss of $10.2 million to lower of cost-or-market which was recoded in other non-interest income. For the fiscal year ended March 31, 2008, DBS charged off $62.4 million in loans, recorded a provision for loan loss of $58.5 million and a lower of cost-or-market loss of $10.2 million.

On March 11, 2008, we entered into a contract for the sale of $8.5 million of the DBS loan portfolio for an aggregate purchase price of $4.0 million in cash. On March 31, 2008, we entered into a contract for the sale of $54.6 million of the DBS loan portfolio for an aggregate purchase price of $13.2 million including a note receivable for $11.8 million. The March 31, 2008 transaction was accounted for as a financing and accordingly, the loans are shown as loans held-for-sale in our consolidated balance sheet as of March 31, 2008. On April 30, 2008, the $11.8 million note receivable that we carried back on the sale was repaid in full at which time the loans were removed from our books. As of March 31, 2008, the carrying value of the DBS loan portfolio was $16.4 million, which includes the $13.2 million plus 5 loans with a net fair market value of $3.2 million. The weighted average interest rate on DBS’s loan portfolio at March 31, 2008 was 12.46%. DBS had $34.5 million in total assets at March 31, 2008 and net loss of $61.0 million for fiscal 2008.

Glencrest Investment Advisors, Inc. a Delaware corporation, is a wholly owned subsidiary of the Bancorp. Glencrest functions as a Registered Investment Advisor and is engaged in offering investment and asset management services to individuals and institutions such as foundations and endowments, pension plans and charitable organizations. Glencrest had consolidated assets of $1.5 million at March 31, 2008 and a net loss of $560,000 for fiscal 2008. Glencrest had total assets under management or advisory of $672.8 million at March 31, 2008.

Glencrest Insurance Services, Inc. (“GIS”) a California corporation, is a wholly owned subsidiary of Glencrest. GIS sells various personal and business insurance policies, fixed and variable annuities and mutual funds through a relationship with a third party marketer of annuity and mutual fund non-deposit investment products. GIS had $252,000 in total assets at March 31, 2008 and net earnings of $93,000 for fiscal 2008. As of April 1, 2008, a majority of the operations and the personnel of GIS were transferred to the Bank. GIS continues as a subsidiary of GIA with limited operations.

Pomona Financial Services, Inc. (“PFS”), a California corporation, is a wholly owned subsidiary of the Bank. PFS acts as a holding company for the service corporation described below and acts as trustee under deeds of trusts. PFS had total assets of $91,000 at March 31, 2008 and net loss of $2,000 for fiscal 2008.

Diversified Services, Inc. (“DSI”), a California corporation, is a wholly owned subsidiary of PFS. DSI had historically participated as an investor in residential real estate projects, but has engaged in no such activity since fiscal 2000. DSI may consider additional real estate activities as market conditions warrant. For the year ended March 31, 2008, DSI had minimal activity and a nominal loss.

PFF Real Estate Services, Inc. (“PRES”), a California corporation, is a wholly owned subsidiary of the Bancorp. PFF Real Estate Services will be engaged in real estate brokerage and property management activities. PFF Real Estate Services, Inc. has not commenced operations, but we are currently in the process of organizing its corporate structure and expect to commence operations in the near future. For the year ended March 31, 2008, PFF Real Estate Services had minimal activity and a nominal loss.

In addition to our wholly-owned bank subsidiaries, we have the following unconsolidated subsidiaries:

PFF Bancorp Capital Trust I – On September 30, 2004, we issued $30.0 million of floating rate trust preferred securities (“Capital Securities”) through a newly formed unconsolidated special purpose trust, Trust I. The terms of the Capital Securities are identical to those of the junior subordinated debentures — See “Sources of Funds – Junior Subordinated Debentures.” We have fully and unconditionally guaranteed the Capital Securities along with the obligation of the Trust under its trust agreement. We are not the primary beneficiary of the Trust and the financial statements of the Trust are not included in the consolidated financial statements of the Company.

PFF Bancorp Capital Trust II – On September 16, 2005, we issued $25.0 million of floating rate trust preferred securities (“Capital Securities”) through a newly formed unconsolidated special purpose trust, Trust II. The terms of the Capital Securities are identical to those of the junior subordinated debentures — See “Sources of Funds – Junior Subordinated Debentures.” We have fully and unconditionally guaranteed the Capital Securities along with the obligation of the Trust under its trust agreement. We are not the primary beneficiary of the Trust and the financial statements of the Trust are not included in the consolidated financial statements of the Company.

PFF Bancorp Capital Trust III – On June 26, 2007, we issued $30.0 million of floating rate trust preferred securities (“Capital Securities”) through a newly formed unconsolidated special purpose trust, Trust III. The terms of the Capital Securities are identical to those of the junior subordinated debentures — See “Sources of Funds – Junior Subordinated Debentures.” We have fully and unconditionally guaranteed the Capital Securities along with the obligation of the Trust under its trust agreement. We are not the primary beneficiary of the Trust and the financial statements of the Trust are not included in the consolidated financial statements of the Company.

Personnel

As of March 31, 2008, we had 690 full-time employees and 195 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION AND SUPERVISION

We are regulated as a savings and loan holding company by the OTS under the Home Owners’ Loan Act, as amended (the “HOLA”). We are also required to file reports with, and otherwise comply with the rules and regulations of the SEC under the federal securities laws. The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition and it must obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to assess the Bank’s safety and soundness and compliance with various regulatory requirements. Applicable regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors.

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

Further, new statutes, regulations and guidance are regularly proposed that contain wide-ranging potential changes to the statutes, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Also, our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings banks and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations, and does not purport to be a complete description of their effects on the Bank and the Company.

Holding Company Regulation

We are a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, we are required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over us and any of our non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. Unlike bank holding companies, a savings and loan holding company is not subject to any regulatory capital ration, but a savings and loan holding company is subject to OTS review and approval of capital levels as part of its examination process.

“Grandfathered” Savings and Loan Holding Company Status. Because we acquired the Bank prior to May 4, 1999, we are a “grandfathered” unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). As such, we have no restrictions on our business activities, provided the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation – QTL Test.” If, however, we are acquired by a non-financial company, or if we acquire another savings association subsidiary (and become a multiple savings and loan holding company), we will terminate our “grandfathered” unitary savings and loan holding company status, and become subject to certain limitations on the types of business activities in which we could engage. All “non-grandfathered” unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB Act.

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

In addition, if the Bank fails the QTL test, (discussed below under “Federal Savings Institution regulation – QTL Test”) we must register with the FRB as a bank holding company under the Bank Holding Company Act within one year of the Bank’s failure to so qualify.

Change of Control. Federal law requires, with few exceptions, OTS approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the company. Among other criteria, under the HOLA, Change in Bank Control Act and OTS regulations, “control” is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of the savings association or holding company. Under OTS regulations, control is also presumed to exist, subject to rebuttal, if an acquiror acquires more than 10% of any class of voting stock (or more than 25% of any class of stock) and is subject to any of several “control factors,” including, among other matters, the relative ownership position of a person, the existence of control agreements and board composition. Violation of such provisions can result in a regulatory enforcement action against an acquirer who is required to obtain OTS approval, but failed to do so, including civil money penalties.

Change in Management. A savings and loan holding company or Bank in a “troubled condition,” as defined in the OTS regulations, it is required to give 30 days’ prior written notice to the OTS before adding or replacing a director, employing any person as a senior executive officer or changing the responsibility of any senior executive officer so that such person would assume a different senior executive position. The OTS then has the opportunity to disapprove any such appointment.

As a savings and loan holding company, we are subject to supervisory oversight of the OTS. In March 2008, at the request of the OTS, our board of directors adopted resolutions providing that we will not declare or pay any dividends, whether in cash, stock or otherwise, on any class of stock, without thirty (30) days prior written notice to and receipt of written non-objection from the OTS. Moreover, our board of directors was requested to and did adopt resolutions providing that we would not incur, issue, renew or rollover any debt, increase any current lines of credit or guarantee the debt of any entity, without at least thirty (30) days prior written notice and receipt of written non-objection from the OTS, and that we must cause our non-bank subsidiaries to likewise comply with such requirement. On June 13, 2008, we entered into a Memorandum of Understanding with the OTS, addressing many of the same issues addressed by the board of director’s resolutions adopted in March 2008. In part, the Memorandum of Understanding formally prevents us from incurring, renewing or rolling over any debt and formally limits our ability to make any payments or existing debt (principal, interest or fees of any kind) without OTS approval. In addition, we must make all available cash or its equivalent and liquidate assets available for infusion into the Bank, if and as directed by the OTS Regional Director. Additionally, we cannot add or replace any directors or senior executive officers or pay certain severance payments without FDIC and/or OTS prior approval.

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

All lending activities are subject to general safety and soundness limits against over-concentration of investments in particular types of assets. In this regard, the federal banking agencies, including the FDIC, issued guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices” to address concentrations of CRE loans in banks. The guidance reinforces and enhances the FDIC’s existing regulations and guidelines for real estate lending and loan portfolio management. While it defines thresholds past which a bank is deemed to have a concentration in CRE loans that prompt enhanced risk management protocols, the guidance does not establish specific CRE lending limits. Rather, the guidance seeks to promote sound risk management practices that will enable banks to continue to pursue CRE lending in a safe and sound manner. Enhanced risk management protocols include CRE loan quantification and stratification of the CRE loan portfolio by, among other things, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating. In addition, a bank should perform periodic market analyses for the various property types and geographic markets represented in its portfolio and perform portfolio level stress tests or sensitivity analyses to quantify the impact of changing economic conditions on asset quality, earnings and capital. Following the adoption of the guidance, the OTS issued similar guidance that differs from the interagency release in that it does not define specific thresholds at which a concentration of CRE loans is deemed to exist. As an originator of CRE loans, the Bank will seek to comply with applicable provisions of the guidance.

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

Loans and Leases-to-One-Borrower Limitations. Under the HOLA, the Bank is generally subject to the same limits on loans and leases-to-one borrower as is a national bank. With specified exceptions, the Bank’s total loans and leases or extensions of credit to a single borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus, which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans and leases or extensions of credit are fully-secured by readily-marketable collateral. On the date of loan commitment, the Bank was in compliance with applicable loans and leases-to-one-borrower limitations. At March 31, 2008, the Bank’s largest aggregate amount of loans to one borrower totaled $70 million, and this borrower had no affiliation with the Bank. The loans to the largest borrower are not performing in accordance with their terms.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As of March 31, 2008, the Bank held 70%

of its portfolio assets in qualified thrift investments and had more than 70% of its portfolio assets in qualified thrift investments for each of the 12 months ending March 31, 2008. Therefore, the Bank qualified under the QTL test. A savings bank that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

Capital Requirements. OTS regulations require the Bank to meet three minimum capital standards:

•	A tangible capital ratio requirement of 1.5%;

•	A leverage (core capital) ratio requirement of 4% (3%, if the Bank has been assigned the highest composite rating on its most recent examination); and

•	A risk-based capital ratio requirement of 8%.

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank’s risk profile. At March 31, 2008, the Bank exceeded its tangible and core capital requirements, however had a deficit in risk-based capital, as shown in the following table:

	Actual	Required	Excess (Deficit)	Actual Percentage	Required Percentage
	(Dollars in thousands)
Tangible	$229,460	60,940	168,520	5.65%	1.50%
Core (Leverage)	229,460	162,506	66,954	5.65	4.00
Risk-based	273,729	280,379	(6,650)	7.81	8.00

Under the OTS regulations, generally, a federally chartered savings bank is treated as adequately capitalized if its total risk-based capital ratio is 8% or greater, its leverage ratio is 4% or greater, its tangible capital is 1.5% or greater and it is not subject to any order or directive by the OTS to meet a specific capital level. Effective with the filing of our TFR on April 30, 2008 for the quarter ended March 31, 2008, risk-based capital was reported as 9.0% which is considered “adequately capitalized” under OTS regulations. After filing the TFR, the Company added $36 million to its provision for loan and lease losses reflecting collateral value declines as of March 31, 2008 on its construction and land loan portfolio from appraisals received during May and June 2008. The impacts of the loan collateral value decline are reflected in the financial statements as of March 31, 2008. As a result of recording these additional provisions as well as certain other adjustments to earnings and capital, our total risk-based capital has been reduced to $273.7 million, or 7.81% of risk-weighted assets, which is below the level of $280.4 million, or 8.00% to be considered “adequately capitalized.” The Bank has notified the OTS of the adjustments recorded subsequent to the filing of its March 31, 2008 TFR and at such time as the Bank is instructed by the OTS to file an amended TFR as of March 31, 2008 or is otherwise so designated by the OTS, the Bank will be considered “undercapitalized” as of March 31, 2008 for regulatory purposes. As a consequence, we may be subject to certain regulatory actions, and if we fail to raise additional capital, we may be subject to more severe actions. In connection with the aforementioned Merger Agreement, on June 16, 2008, a capital infusion of $7.0 million was made to the Bank. An additional $1.0 million capital infusion was made to the Bank by the Company on June 16, 2008. This total of $8.0 million exceeded by $1.4 million the amount which would have been required for the Bank to have been deemed “adequately capitalized” as of March 31, 2008 after taking into account the adjustments noted above.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk (“IRR”) concentration of risk and the risks of non-traditional activities. The

OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the IRR component of the risk-based capital requirement.

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

Consumer Protection and Other Laws and Regulations. The Bank is subject to various laws and regulations dealing generally with consumer protection matters. The Bank may be subject to potential liability under these laws and regulations for material violations. The Bank’s lending operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Servicemembers’ Civil Relief Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

To address current issues in the subprime mortgage market, the Board of Governors of the Federal Reserve System has proposed amending Regulation Z, implementing the Truth in Lending Act and Home Ownership and Equity Protection Act, to protect consumers in the mortgage market from unfair, abusive or deceptive lending and servicing practices. These amendments would also address advertisements for mortgages loans, and require enhanced and earlier disclosures for consumers of higher-priced mortgage loans secured by the consumer’s principal dwelling. For purposes of the proposed regulation, a higher-priced mortgage would be a loan secured by a consumer’s principal dwelling having an annual percentage rate exceeding comparable Treasury security by three or more percentage points for first-lien loans or five or more percentage points for second mortgage. The proposed regulations would also prohibit a creditor from engaging in a pattern or practice of extending credit without regard to a borrower’s ability to repay from sources other than the collateral itself; require that creditors verify income and assets relied upon in making a loan; prohibit repayment payments, absent certain conditions; and require escrow accounts for taxes and insurance. While the Bank’s subprime activities are relatively limited, most mortgage loans originated by the Bank will be unaffected by these new regulations. However, until final regulations are promulgated, we cannot predict whether the proposed regulation will be adopted or the extent to which our business may be affected.

The Bank’s deposit operations are subject to federal laws applicable to deposit transactions, such as the:

•	Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

Transactions with Related Parties. The Bank is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), Regulation W issued by the FRB, as well as additional limitations as adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates generally conform to, an adoption reference, Regulation W. These provisions, among other things, prohibit or limit a savings bank from extending credit to, or entering into certain transactions with, its affiliates and principal stockholders, directors and executive officers.

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

Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company generally must file a notice with the OTS at least 30 days before making a capital distribution, but the Bank agreed to provide the OTS with 45 days prior notice. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus the Bank’s retained net income for the previous two years.

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

During fiscal 2008, the Bank paid cash dividends to the Bancorp totaling $4.0 million.

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

An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

(1)	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized;” and

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

Based in part on the Bank’s capital status, the OTS has imposed various operating restrictions on the Company and Bank, and has advised the Company and Bank of certain regulatory expectations with respect to the Bank’s recapitalization, liquidity management and problem asset reduction. In January 2008, the OTS directed the Bank to not engage in transactions with affiliates without prior OTS non-objection. Moreover, the Bank has been requested to reduce its level of growth and nonperforming loans, seek prior approval before entering into, reviewing, or revising any contractual arrangements relating to compensation and benefits with any director or senior executive officer or making any golden parachute payments or indemnification payments, as such terms are defined in applicable regulations, without OTS and/or FDIC approval. On March 26, 2008, at the request of the OTS, the Company’s Board of Directors passed a resolution requiring, among other things, that the Company obtain the OTS’s non-objection prior to declaring or paying any dividends on any class of stock. The Company had previously announced the suspension of the Company’s cash dividend in January 2008 due to the uncertainty surrounding the timing of the recovery in residential real estate and the impact of credit on the Company’s operating results. The Company’s Board of Directors previously adopted resolutions providing that the Company would reduce the level of problem assets at Diversified Builder Services, which was addressed through the sale of substantially all of DBS’s assets. The Company also has adopted a resolution committing that, without prior OTS non-objection, the Company or its subsidiaries (other than the Bank) would not incur or rollover any debt. Because the Company would incur debt as a result of a recapitalization offering, the Company has sought OTS non-objection in accordance with such resolution. The OTS also has advised the Company that repayments of principal or interest on its outstanding commercial term loan require OTS non-objection.

The OTS has the authority to impose additional restrictions on the Bank in the event the OTS determines the Bank, after notice and an opportunity for hearing, is operating in an unsafe or unsound condition, or if the Bank is engaging in an unsafe or unsound practice. These restrictions may include restricting capital distributions and management fees if the Bank would become undercapitalized after distribution or payment. The OTS also could restrict the Bank’s asset growth so that the Bank’s average total assets during any calendar quarter do not exceed its average total assets during the preceding calendar quarter, as well as require prior approval for acquisitions, branching, and new lines of business.

The OTS has additional discretionary and mandatory sanctions that it could impose upon the Bank at such time the Bank is deemed undercapitalized. For example, the Bank could be required to implement a capital restoration plan, which the Company would be required to guarantee compliance with. The Company’s liability would be limited, however, to the lesser of (i) an amount equal to 5% of the Bank’s total assets at the time the Bank became undercapitalized; or (ii) the amount which is necessary (or would have been necessary) to bring the Bank into compliance with all capital standards applicable with respect to the Bank as of the time the Bank failed to comply with such capital restoration plan.

In light of the Bank’s current regulatory status, the Bank has entered into a Memorandum of Understanding with the OTS addressing actions taken or to be taken to stabilize and improve the Bank’s financial condition, risk profile and results, capital adequacy, and evaluation of possible strategic transactions including sale, merger or other combination strategies. The Bank may not make any new land or construction loans, must implement a plan to reduce problem assets and ensure that its funding options are diversified in nature.

Limitations on transactions with affiliates without prior OTS non-objection have been imposed, and the Bank is subject to specific growth restrictions consistent with OTS policy applicable to undercapitalized institutions. The Bank also is required to provide prior notice before adding or replacing any member of the Bank’s Board of Directors or employing any person as a senior executive officer or changing the responsibility of any current senior executive officer, as well as obtain prior OTS approval before entering into, renewing or revising any contractual arrangements relating to compensation and benefits with any director or senior executive officer, and could also be formally precluded from making golden parachute payments or indemnifications payments, as such terms are defined in applicable regulations, without OTS and/or FDIC approval.

Insurance of Deposit Accounts. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (the “DIF”) on March 31, 2006. Pursuant to the FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to the DIF. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%, and the FDIC allows the use of credits for assessments previously paid. The assessments paid by the Bank for the fiscal year ended March 31, 2008 totaled $373,000.

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

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed by totaling three components: the savings association’s total assets, supervisory condition and complexity of business. The assessments paid by the Bank for the fiscal year ended March 31, 2008 totaled $937,000.

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

Privacy Standards. Financial institutions, including the Company and the Bank, became subject to regulations implementing the privacy protection provisions of the GLB Act. These regulations require financial institutions to disclose to customers at the time of establishing the customer relationship and annually thereafter, the institution’s privacy policy including identifying with whom the institution shares “non-public personal information.” In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with unaffiliated third parties. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations. The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

The Bank, through its trust department, acts as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. As of March 31, 2008, the trust department of the Bank maintained approximately $323 million in assets under custody or management.

Affiliate Marketing. The federal banking agencies, including the OTS recently finalized, a joint rule implementing Section 214 of the FACT Act, which provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable to the company using the information if it has a pre-existing business relationship with the consumer. Moreover, this notice may be combined with other required disclosures to be provided under other provisions of law, including notices required under the privacy provisions of the GLB Act.

Identity Theft. The federal banking agencies, including the OTS recently finalized, a joint rule implementing Section 315 of the FACT Act, requiring that each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. The rule became effective January 1, 2008 and mandatory compliance commences on November 1, 2008.

Among the requirements under the new rule, the Bank is required to adopt “reasonable policies and procedures” to:

•	Identify relevant red flags for covered accounts and incorporate those Red Flags into the program;

•	Detect Red Flags that have been incorporated into the Program;

•	Respond appropriately to any Red Flags that are detected to prevent and mitigate identity theft; and

•	Ensure the Program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

The Bank will be required to implement its plan no later than November 1, 2008.

Anti-Money Laundering/Terrorist Financing Requirements. The Company and the Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

•

financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program;

•	the financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

•

financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts;

•

financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

•	bank regulators are directed to consider a bank’s or holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Like all United States companies and individuals, the Bank and the Company are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on various regulatory applications.

Federal Home Loan Bank System.

The Bank is a member of the Federal Home Loan Bank of San Francisco, which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The FHLB of San Francisco has a single class of capital stock with a par value of $100 per share that may be issued, exchanged, redeemed and repurchased only at par value. Each member of the FHLB of San Francisco must maintain a minimum investment in FHLB of San Francisco capital stock equal to the greater of (i) a membership stock requirement equal to 1.0% of the member’s assets that qualify as collateral security (up to a maximum of $25 million) or (ii) an activity-based stock requirements equal to 4.7% of the member’s outstanding advances, plus 5.0% of any portion of any mortgage loan sold by the member under a mortgage asset program. In addition, the capital plan requires each member to own stock in an amount equal to a capital stock assessment, to be imposed by the FHLB of San Francisco. The Bank was in compliance with these requirements with an investment in the capital stock of the FHLB of San Francisco at March 31, 2008, of $36.4 million. Any advances from the FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System

The Bank is subject to provisions of the FRA and the FRB’s regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts between $9.3 million to $43.9 million. The amount of aggregate transaction accounts in excess of $43.9 million, are subject to a reserve ratio of 10.0% (subject to adjustment by the FRB between 8% and 14%). The FRB regulations currently exempt $9.3 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year.

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

The Sarbanes-Oxley Act

As a public company, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which implemented a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. Sarbanes-Oxley’s principal legislation and the derivative regulation and rulemaking promulgated by the SEC includes:

•	the creation of an independent accounting oversight board.

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients.

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•

a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting;

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

Management and our independent auditors have identified material weaknesses in our internal control over financial reporting. Our internal control over financial reporting related to the allowance for loan and lease losses and the completeness and accuracy of the provision for loan and lease losses contained multiple deficiencies that represent a material weakness.

•	The identified deficiencies that are considered to be material weaknesses were that:

•

Assignment of authority and responsibility did not provide for oversight of the credit review function that was sufficiently independent of loan production to ensure appropriate authority to control risk and enforce proper grading. This material weakness contributed to the material weakness described below.

•	Policies and procedures designed to timely and accurately risk classify the loan portfolio did not operate effectively.

Our provision for loan and lease losses and the allowance for loan and lease losses contained a material error as a result of these material weaknesses. This error has been corrected in the quarterly and annual financial statements included in this Form 10-K as of March 31, 2008.

While we are taking steps to address the identified material weaknesses or prevent additional material weaknesses from occurring there is no guarantee that these steps will be sufficient to remediate the identified material weaknesses or prevent additional material weaknesses from occurring. If we fail to remediate the material weaknesses, or if additional material weaknesses are discovered in the future, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting.

Delaware General Corporation Law

We are incorporated under the laws of the State of Delaware. Thus, we are subject to regulation by the State of Delaware and the rights of our stockholders are governed by the Delaware General Corporation Law.

FEDERAL AND STATE TAXATION

General. We report our income on a fiscal year basis using the accrual method of accounting, which is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. We file federal income tax returns on a consolidated basis. As of March 31, 2008, the Internal Revenue Service (“IRS”) concluded their examination of our tax year ended March 31, 2002 through 2004. Accordingly, tax years ended on or after March 31, 2005 remain open to examination by federal authorities. Tax years ending March 31, 2002, and thereafter remain open to examination by state authorities. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.

Tax Bad Debt Reserve. Formerly, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts and to make annual additions, which additions could, within specified formula limits, be deducted in arriving at taxable income.

Although the Bank no longer can use the reserve method of accounting for bad debt, its tax bad debt reserve balance of approximately $25.3 million as of March 31, 1988 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Bank’s current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

Tax Contingencies. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprise’s financial statements. FIN 48 prescribes a “more-likely-than-not” recognition threshold for the recognition and measurement of the benefits of a tax position taken or expected to be taken. FIN 48 applies to all tax positions related to income taxes subject to FAS 109. This includes tax positions considered to be routine as well as those with a high degree of uncertainty such as tax-advantaged transactions. FIN 48 effectively amends SFAS No. 5, such that all references to income taxes in SFAS No. 5 have been deleted and FIN 48 is now the primary guidance in accounting for uncertainty in income taxes. FIN 48 creates a single model to address accounting for uncertainty in tax positions. Under FIN 48, tax positions accounted for under FAS 109 will be evaluated for recognition, derecognition, and classification and the cumulative affect of adopting FIN 48 may be recorded as an adjustment to retained earnings. The Company adopted FIN 48 as of April 1, 2007 and there was no impact on the Company’s Consolidated Financial Statements.

The Company evaluated its tax positions at April 1, 2007 in accordance with FIN 48, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by FIN 48 is required.

Item 1A.	Risk Factors.

Failure to consummate the Merger Agreement could materially and adversely affect the Company’s results of operations and stock price.

If the Merger Agreement is not consummated for any reason:

•	The Company will remain liable for significant transaction costs relating to the merger;

•	the market price of the Company’s common stock may decline to the extent that the current market price reflects a market belief that the offer and the merger will be completed; and

•

The Company may have difficulty maintaining certain financial ratios or complying with other financial or restrictive covenants in its debt agreements which could result in an event of default under one of such agreements, which could result in a default or acceleration of all of its other indebtedness, which acceleration, if it occurs, would have a material adverse effect on the Company.

Additionally, the announcement of the merger may lead to uncertainty for the Company’s employees and its customers and suppliers. This uncertainty may mean:

•	The attention of the Company’s management and employees may be diverted from day-to-day operations; and

•	The Company’s ability to attract new employees and retain existing employees may be harmed by uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could materially and adversely affect the Company’s results of operations and stock price.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants in their audit report for fiscal 2008 have expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

Our business and earnings are highly sensitive to general business and economic conditions, particularly in Southern California, that affect housing prices and the job market, and continued deterioration in these conditions have resulted, and may continue to result, in a deterioration of our loan portfolio. Deterioration in credit quality has had, and could continue to have, a negative impact on our business and earnings.

Our business and earnings are highly sensitive to general business and economic conditions. These conditions include the strength of the U.S. economy in general and more specifically the local economies in Southern California, in particular the strength of national and local job markets, the level of interest rates, the slope of the yield curve, the level of inflation, the value of the U.S. dollar as compared to foreign currencies and fluctuations in the level or the volatility in debt, equity and housing markets. Changes in these conditions may adversely affect our business and earnings.

As a lender concentrating its business primarily in the Inland Empire of the State of California (San Bernardino and Riverside Counties), deterioration in the credit quality of our loan portfolios has had, and may continue to have, a negative impact on earnings resulting from increased provisioning for loan losses and from increased nonaccrual loans, which could cause a decrease in interest-earning assets. Credit risk incorporates the risk of loss due to adverse changes in a borrower’s ability to meet our financial obligations on agreed upon terms. The overall credit quality of our loan portfolios is particularly impacted by the strength of the U.S. economy and local economies in which we conduct our lending operations, as well as trends in residential housing prices. We continually monitor changes in the economy, particularly unemployment rates and housing prices, because these factors can impact the ability of our borrowers to repay their loans.

During 2007, the housing market in the U.S. (particularly in California, where properties securing approximately 95% of our outstanding single-family residential mortgage loans are located) began to experience significant adverse trends, including accelerating price depreciation in some markets and rising delinquency and default rates. These conditions led to significant increases in loan delinquencies and credit losses in our mortgage portfolios and higher provisioning for loan losses which has adversely affected our earnings. A substantial majority of our mortgage loans were secured by real estate in Southern California. We expect that housing prices will experience significant further deterioration in 2008 with further adverse effects on our operating results, business and financial condition. Additionally, governmental conditions or natural disasters in Southern California would significantly increase the level of delinquencies and credit losses by eroding the value of loan collateral. Such events could also have an impact on our borrowers’ ability to make payments on their loans and decrease the level and duration of customer deposits. These events could also increase the amount of non-performing assets and have an adverse effect on our efforts to collect on non-performing loans or otherwise liquidate our non-performing assets on terms favorable to us. Increases in credit costs would reduce our earnings and adversely affect our capital position and financial condition.

Our current organizational structure does not include a Chief Credit Officer to manage loan portfolio risks.

The Bank’s organizational structure currently does not utilize a Chief Credit Officer, although the addition of such a position is under consideration. This position is sometimes seen as an effective means of balancing the risks associated with loan originations through the application of independently applied uniform credit standards. The lack of this position could result in underwriting deficiencies that lead to higher loan delinquencies and undue concentrations of riskier loans in our loan portfolio, which would hurt our operations and profitability.

Our ability to service our debt, pay dividends, and otherwise satisfy our obligations as they become due is substantially dependent on capital distributions from the Bank and restrictions imposed by the OTS.

A substantial source of funds from which we service our debt and pay our obligations and dividends, is the receipt of dividends from the Bank. Various statutes and regulations limit the availability of dividends from the Bank, and it is possible, depending upon our financial condition and other factors, that regulatory agencies could assert that the payment of dividends, or other payments to us from the Bank, is an unsafe or unsound practice. As a result of any such assertion, the Bank could be prohibited or otherwise restricted from paying dividends to us. In this regard, OTS approval is required before the Bank can pay dividends to us. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations, or pay dividends on our outstanding equity securities. The inability to receive dividends from the Bank would adversely affect our business activities.

The Inland Empire continues to reflect the impact of a distressed housing market.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single-family home values, adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices and higher interest rates have caused higher delinquencies and losses on certain mortgage loans, particularly second lien mortgages and home equity lines of credit. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. These trends could continue. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of March 31, 2008, approximately 87% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable-rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods that adversely affect our financial condition or results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and parent company liquidity could be adversely affected further.

The Inland Empire real estate market currently reflects a weakness similar to that of the national economy. Although this market is expected to remain a primary source of affordable housing for Southern California as the economy recovers, it is currently impacted by excess inventory and a lack of liquidity to support new loans. The current imbalance resulted in large part from the impacts of sub-prime and other non-traditional lending in a rapidly expanding market. Until balance returns to the market through absorption of excess new and existing inventory and improved liquidity, there will continue to be downward pressure on residential and commercial pricing and land values. Despite the increased affordability levels resulting from price decreases, and evidence of increased demand in certain market areas of the Inland Empire, the lack of available liquidity for mortgages and continued excess inventory continue to negatively impact absorption, which could have an adverse effect on our business and results of operations.

Our loan portfolio has a high concentration of construction loans. Our construction loans are based upon estimates of costs and value associated with the completed project. These estimates could prove to be inaccurate, which would expose us to additional credit risk.

We originate construction loans to contractors and developers for single-family home construction as well as for income-producing properties. At March 31, 2008, construction loans totaled $1.34 billion, or 33% of our gross loans receivable, and almost all of such loans are categorized for regulatory oversight purposes as criticized or classified.

Construction lending generally involves a higher credit risk than single-family residential lending. Such loans involve larger loan balances to a single borrower or groups of related borrowers. Construction lending may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because the real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. Construction lending involves risks associated with the length of time required for completion of the construction activities and the adherence or deviation from budgeted costs. Construction lending on income-producing properties carries an additional risk associated with time required to stabilize income-producing properties, sell residential tract developments or refinance the indebtedness. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If our estimate of value is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

A significant portion of our profitability in recent years resulted from our construction lending portfolio, which is a sector that has recently experienced, and may continue to experience, a significant downturn. This will require us to redirect our business focus to other lending areas, which endeavor cannot be assured of success.

We have reported substantial net losses during each of the last three fiscal quarters. No assurance can be given as to when or if we will return to profitability.

Our business historically has been that of a portfolio lender, which means that our profitability depends primarily on our ability to originate loans and collect interest and principal as it comes due. When loans become non-performing or their ultimate collection is in doubt, our income is adversely affected. Our provisions for loan and lease losses for each of the four quarters of fiscal 2008 were $21.8 million, $34 million, $35 million and $231.8 million, respectively. Reflecting the significant increase in non-accrual loans, our interest income over the same four quarters was $83.9 million, $80.6 million, $74.9 million and $58.4 million, respectively. This has resulted in net losses being reported for each of the last three quarters. Our ability to return to profitability will significantly depend on the stabilization and subsequent successful resolution of the loan portfolio, the timing and certainty of which cannot be predicted and no assurance can be given that we will be successful in such efforts.

Our loan portfolio has suffered substantial deterioration during fiscal 2008 and a substantial portion of the portfolio currently consists of non-performing loans or is otherwise adversely classified. No assurance can be given that the portfolio will not experience further weakness or loss.

As a result of significant deterioration in economic conditions in our market area, our loan portfolio suffered substantial deterioration during fiscal 2008. Total classified assets, which comprise all loans classified as substandard, doubtful or loss net of charge-offs, specific valuation allowances and committed but undisbursed loan balances, totaled $799.1 million at that date. We had an additional $226.6 million of assets classified as “special mention.” At March 31, 2008, our non-accrual loans totaled $775.9 million, or 18.9% of gross loans and leases. No assurance can be given that additional loans will not be added to “classified” status or that existing classified loans will not migrate into lower classifications, resulting in additional provisions for loan losses.

We may be subject to an increased likelihood of class action litigation.

The market price of our common stock has declined substantially over the past year, reflective of such factors as our reported losses, net outflows in our deposit base and investors’ perceptions about our business prospects. The occurrence of these events could result in stockholder class action lawsuits, even if the activities subject to complaint are not unlawful. For example, in the course of our audit of our financial statements for the year ended March 31, 2008, following our public announcement of an anticipated net loss of approximately $159 million for the quarter ended March 31, 2008, management and our auditors identified adjustments that resulted in approximately a $45 million negative impact on earnings which are reflected in our financial statements covering the year ended March 31, 2008. Additionally, the Bank may be required to amend its quarterly Thrift Financial Report dated as of March 31, 2008, which would cause the Bank’s total risk-based capital level to be designated as “undercapitalized” for regulatory purposes. These events and the negative publicity surrounding the above-referenced occurrences may result in more regulation and legislative scrutiny of our industry practices and may expose us to increased shareholder litigation and regulatory enforcement actions, which would adversely affect our business.

We may need to raise additional capital, but that capital may not be available, or may not be available on terms acceptable to us when needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We do not believe our existing capital resources will satisfy our capital requirements for the foreseeable future, nor be sufficient to offset further deterioration in our loan portfolio. Our asset quality may continue to erode and require significant additional provision, causing continued net operating losses at the Bank. Because our capital levels have declined, and may continue to decline, we will likely need to raise additional capital. Our ability to raise additional capital will depend in part on conditions in the capital markets, which are outside of our control. Additionally, we have entered into a Memorandum of Understanding with regulatory authorities which restricts our ability to incur new debt or repay existing debt and we may enter into additional agreements with regulatory authorities, which include requirements to raise capital to a level sufficient to meet operating needs. Accordingly, we cannot be certain of our ability to raise additional capital, or to raise additional capital on terms acceptable to us. If we cannot raise additional capital when needed, our business activities, financial condition, and results of operation could be materially impaired.

Our commercial lending activity and the commercial loans that are held in our loan portfolio expose us to credit risks.

When originating or purchasing commercial loans, we undertake an analysis of the credit risk, the value of the underlying collateral and other more intangible factors. The commercial loans held in our loan portfolio exposes us to risks including possible errors in our credit analysis, the uncertainty of the borrower’s ability to repay the loans, the uncertainty of future economic conditions and the possibility of loan defaults. Commercial lending generally includes higher interest rates and shorter terms of repayment than noncommercial lending. Accordingly, we are subject to greater credit risk with the commercial lending and commercial loans held in our loan portfolio.

We invest, in a limited manner, in mortgage-backed obligations, which may lead to volatility in cash flow and market risk.

Our investment portfolio includes mortgage-backed securities. When we acquire such mortgage-backed securities, we anticipate that the underlying mortgages will prepay at a projected rate, thereby generating an expected yield. Prepayment rates generally increase as interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Many of our mortgage-backed securities were acquired at a premium purchase price. In accordance with applicable accounting rules, we will amortize such premiums over the expected lives of our mortgage-backed securities. If the mortgage-backed securities prepay more rapidly than anticipated, we would have to amortize the premium on an accelerated basis, which would thereby adversely affect our profitability.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures. An inadequate allowance for loan losses would reduce our earnings.

Our business depends on the creditworthiness of our customers. As with most lending institutions, we maintain an allowance for loan losses to provide for defaults and non-performance. Such allowance may not be adequate to cover actual losses, and future provisions for losses could adversely affect our financial condition, results of operations and cash flows. We make various assumptions and judgments about the collectibility of our loan portfolios when estimating the allowance for loan losses, which represents management’s estimate of incurred credit losses inherent in the loan portfolio as of the balance sheet date. We periodically review our allowance for loan losses for adequacy. We consider economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets. The estimate of our allowance for loan losses is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect a borrower’s ability to meet his financial obligations, the estimated value of underlying collateral, general economic conditions, and the impact that changes in interest rates and employment conditions have on a borrower’s ability to repay adjustable-rate loans. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. The amount of future losses is susceptible to change, and may exceed current estimates, due to volatility in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

Subsequent evaluations of our loan portfolio may reveal that estimated levels of loss severity used in estimating the allowance for loan losses differed significantly from actual experience, and in such circumstances we may have to record an increased provision for loan losses in subsequent periods, thereby reducing earnings in those periods. As an integral part of the examination process, federal regulatory agencies review our loans, leases, loan-related commitments and allowance for loan and lease losses. While we believe that our allowance for loan and lease losses is adequate to cover current losses, we cannot guarantee that we will not need to increase further the allowance for loan and lease losses or that regulators will not require such an increase. An increase in the level of loan and lease loss allowance, whether voluntary or compelled by regulators, may have a material adverse effect on our financial condition, results of operations and cash flows.

We collect information on the performance of loans in our portfolios and routinely use this information to recalibrate the formulaic models used in estimating the allowance for loan losses. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. A significant source of risk arises from the possibility that we could sustain losses caused by borrowers’, guarantors’, and related parties’ failure to perform in accordance with the terms of their respective loans and leases. The underlying credit monitoring polices and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a significant adverse effect on our financial condition, results of operations and cash flows. Unexpected losses may arise from a variety of specific systematic factors, many of which are beyond our ability to predict, influence or control.

Fluctuations in interest rates could reduce our profitability and adversely affect the value of our assets, our net interest income and our earnings.

Like other financial institutions, we raise funds for our business by, among other things, borrowing money in the capital markets and from the Federal Home Loan Bank system and accepting deposits from depositors, which we use to make loans to customers and invest in debt securities and other interest-earning assets. Our profitability depends to a large extent on our net interest income, which is the difference between income on interest-earning assets such as mortgage loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. We are affected by changes in general interest rate levels and by other economic factors beyond our control.

Changes in interest rates may adversely affect our net interest income (and therefore our earnings), loan volume and quality as well as deposit volume and mix. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income. If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable-rate mortgage loans (ARMs), thus reducing our net interest income because we will need to pay the higher rates on our deposits and borrowings while being limited on the repricing of these loans due to the interest rate caps. As of May 31, 2008, ARMs made up approximately 92% of our residential mortgage loan portfolio including loans held-for-sale. The interest rates on ARMs adjust periodically based upon a contractually agreed index or formula up to a specified cap. In times of sharply rising interest rates, these caps could negatively effect our net interest margin by limiting the potential increase to interest income. In addition, certain ARM loans reprice based on lagging interest rate indices. The effect of this lag may also negatively affect our net interest income when general interest rates continue to rise periodically. Lag risk results from timing differences between repricing of adjustable-rate assets and liabilities. The effect of this timing difference, or “lag,” would be generally favorable in a falling interest rate environment and negative during periods of rising interest rates. This lag risk can produce short-term volatility in the net interest margin during periods of interest rate movements even though over time the lag effect will balance out. As a result, we may experience compression of our net interest margin with a commensurate adverse effect on earnings. Likewise, our earnings could be adversely affected when a flat or inverted yield curve develops, as this may inhibit our ability to grow our ARM portfolio and may also cause margin compression. A prolonged economic downturn could increase the number of customers who become delinquent or default on their loans. A rising interest rate environment could increase the negative amortization of our ARM loans, which may eventually result in increased delinquencies and defaults.

In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest and principal of their obligations and decrease customer demand for loans. Changing interest rates also affect the yield on interest-earning assets, the cost of interest-bearing liabilities and the absolute and relative volume of each. We expect that we will periodically experience imbalances in the interest rate sensitivity of our assets and liabilities and the relationships of various interest rates to each other. During a period of changing interest rates, our interest-earning assets may show a greater sensitivity to changes in market rates than that of our interest-bearing liabilities, or vice versa. Changes in levels of market interest rates could materially, over a short period of time, affect our net interest spread and margin, asset quality, origination volume and our overall profitability.

We manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities by purchasing and selling financial instruments and entering into interest rate contracts and forward commitments. Our use of such derivative instruments, however, exposes us to credit risk and market risk. Our credit risk is heightened when the fair value of a derivative contract is positive, which generally means that a counterparty owes money to us. We try to minimize credit risk in derivative instruments by entering into transactions with high-quality counterparties, but there can be no assurance that our financial evaluation of a counterparty will be accurate or that its financial status will not change. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. We manage market risk by establishing and monitoring limits on the types and degree of risk undertaken. Changes in interest rates may have either a positive or negative effect on the value of a derivative instrument depending on the nature of the derivative instrument. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business model, financial condition and results of operations could be materially affected.

Loan servicing income derived from residential mortgage loan servicing rights and our overall profitability may be adversely affected during periods of declining interest rates due to increases in loan prepayments.

Owning residential mortgage loan servicing rights carries interest rate risk because the total amount of servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuates based on loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of mortgage loans may be influenced by changing national and regional economic trends, such as recessions or depressed real estate markets, as well as the difference between interest rates on existing mortgage loans relative to prevailing mortgage rates. Changes in prepayment rates are therefore difficult for us to predict. An increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest and principal of their obligations. During periods of declining interest rates, many borrowers refinance their mortgage loans. The loan administration fee income related to the residential mortgage loan servicing rights corresponding to a mortgage loan ceases as mortgage loans are prepaid. Consequently, the market value of portfolios of residential mortgage loan servicing rights tends to decrease during periods of declining interest rates, because greater prepayments can be expected and, as a result, the amount of loan administration income received also decreases.

Mortgage loans in our loan portfolio are subject to risks of delinquency, foreclosure and loss, which could result in losses to us.

The residential and commercial mortgage loans held in our loan portfolio are secured by residential and commercial properties and are subject to risks of delinquency, foreclosure and loss of principal and interest. The ability of a borrower to repay a loan secured by residential property typically is dependent primarily upon the income or assets of the borrower. In addition, other factors that affect the risk of our mortgage loan portfolio include:

•	property location and condition;

•	competition and demand for comparable properties;

•	changes in zoning laws for the property or its surrounding area;

•	environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions;

•	declines in regional or local real estate values;

•	increases in interest rates and/or real estate tax rates;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation and tax laws; and

•	other events such as acts of God, natural disasters, war, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held in our mortgage loan portfolio, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale and the principal and accrued interest of the mortgage loan and the cost of foreclosing on the related property. Losses resulting from mortgage loan defaults and foreclosures could have a material adverse effect on our income and cash flow from operations. We are exposed to greater risks of loss where we make both first and second lien mortgage loans on the same property and we do not have the benefits of private mortgage insurance. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, as determined by the bankruptcy court. The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan.

Certain of our loan products have features that may result in increased credit risk.

We have significant portfolios of home equity loans, which are secured by a first or second lien on the borrower’s property. When we hold a second lien on a property that is subordinate to a first lien mortgage held by another lender, both the probability of default and severity of loss risk is generally higher than when we hold both the first and second lien positions. Home equity loans and lines of credit with combined loan-to-value ratios of greater than 80 percent also expose us to greater credit risk than home loans with loan-to-value ratios of 80 percent or less at origination. This greater credit risk arises because, in general, both default risk and the severity of loss risk are higher when borrowers have less equity in their homes.

Our revenues from loan servicing can also be adversely affected by delinquencies and defaults.

We are also affected by loan delinquencies and defaults on loans that we service. Under many types of servicing contracts, the servicer must forward to the owner of the loan all or part of the scheduled payments and mortgage and hazard insurance and tax payments even though sufficient escrow funds may not have been paid by borrowers. Until we are able to recover these advances, we must incur the cost of funds on the advance. Further, we must bear the increased costs of attempting to collect delinquent or defaulted loans and may experience losses if we are unable to recover the advanced funds.

If we sell loans or servicing rights and the underlying loan defaults, we may be liable to the purchaser for unpaid principal and interest on the loan.

In the ordinary course of selling loans or servicing rights and in accordance with industry standards, we make certain representations and warranties to purchasers. If a loan defaults and there has been a breach of representations or warranties and we have no recourse against a third party, we may become liable for the unpaid principal and interest on the defaulted loan. In such a case, we may be required to repurchase the loan and bear any subsequent loss on the loan. When we purchase servicing rights or loans, we also are exposed to liability to the extent that an originator or other seller of the servicing rights is unable to honor its representations and warranties to us.

If a loan originator or seller of loans and servicing rights breaches its representations and warranties to us, we may be at risk if such seller does not have the financial capacity to pay for damages we incur as a result of such breach or to repurchase any such loan.

We generally receive representations and warranties from the originators and sellers from whom we purchase loans and servicing rights, as well as contractually providing for recourse relating to performance of the loans we purchase. However, in the event of an originator’s and/or seller’s breach of such representations and warranties, we may be subject to the risk of loss that may result from such a breach if the seller and/or originator does not have the financial capacity to pay for any damages we incur or to repurchase loans when called upon by us to do so.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, brokers, other vendors and our employees.

When we originate loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to the loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the broker, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered as a result of their actions.

We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations. We are subject to losses due to fraudulent and negligent acts in other parts of our operations. If we experience or detect a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations would be significantly harmed.

If we continue to experience significant losses, we may need to raise additional capital, which could have a dilutive effect on existing stockholders.

We must maintain certain minimum capital ratios for regulatory purposes. If we are unable to meet our minimum capital ratios, we may be forced to raise additional capital. No assurance can be given that sufficient additional capital would be available nor as to the terms on which capital would be available. If sufficient capital were not available, we would consider a variety of alternatives, including the sale of additional assets. Under such forced sale conditions, we may not be able to realize the fair value of the assets sold. Other alternatives would include changing our business practices or entering into additional equity transactions.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations and we use estimates in determining the fair value of certain of our assets, which estimates may prove to be imprecise and result in significant changes in valuation.

A portion of our assets are carried on the balance sheet at fair value, including investment securities and mortgage-backed securities available for sale. Generally, for assets that are reported at fair value, we use quoted market prices or internal valuation models that utilize observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset-specific collateral data and market inputs for interest rates. Although we have processes and procedures in place governing internal valuation models and their testing and calibration, we cannot assure that we can properly manage the complexity of our models and valuations to ensure, among other things, that the models are properly calibrated, the assumptions are reasonable, the mathematical relationships used in the model are predictive and remain so over time, and the data and structure of the assets and hedges being modeled are properly input. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in valuation, which in turn could affect earnings or result in significant changes in the dollar amount of assets reported on the balance sheet.

We, and our independent registered public accounting firm, have identified material weaknesses in our internal control over financial reporting.

Management and our independent registered public accountants have identified material weaknesses in our internal control over financial reporting. Our internal control over financial reporting related to the allowance for loan and lease losses and the completeness and accuracy of the provision for loan and lease losses contained multiple deficiencies that represent material weaknesses.

The identified deficiencies that are considered to be material weaknesses were that:

•

the assignment of authority and responsibility did not provide for oversight of the credit review function that was sufficiently independent of loan production to ensure appropriate authority to control risk and enforce proper grading; and

•	policies and procedures designed to timely and accurately risk classify the loan portfolio did not operate effectively.

While we are taking steps to address the identified material weaknesses and prevent additional material weaknesses from occurring, there is no guarantee that these steps will be sufficient to remediate the identified material weaknesses or prevent additional material weaknesses from occurring. If we fail to remediate the material weaknesses, or if additional material weaknesses are discovered in the future, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting.

We are subject to extensive regulation that could restrict our activities, including capital distributions, and impose financial requirements or limitations on the conduct of our business.

We operate in a heavily regulated industry and are subject to a wide array of laws and regulations that apply to almost every element of our business, including banking, mortgage, securities, consumer lending and deposit laws and regulations. We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (OTS) as our primary federal regulator, and by the Federal Deposit Insurance Corporation (FDIC), which insures our deposits. As a member of the Federal Home Loan Bank (FHLB), we must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. Our activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results.

On June 13, 2008, the Company and the Bank each entered into a Memorandum of Understanding with the OTS. The Company’s Memorandum of Understanding formally prevents it from incurring, renewing or rolling over any debt and formally limits our ability to make any payments on existing debt (principal, interest or fees of any kind) without OTS approval. In addition, we must make all available cash or its equivalent and liquidate assets available for infusion into the Bank, if and as directed by the OTS Regional Director. Additionally, neither the Company nor the Bank can add or replace any directors or senior executive officers or pay certain severance payments without FDIC and/or OTS prior approval.

Among other things, the Bank’s ability to make capital distributions, dividend payments, or other payments to the Company, which the Company depends on to fund all payments on its obligations, including debt obligations, is subject to regulatory limitations. In accordance with the Bank’s Memorandum of Understanding, the Bank is required to give the OTS 45 prior days’ notice before making any capital distributions to the Company. The OTS may disapprove the notice if it determines that the Bank would be undercapitalized after the proposed distribution, that the proposed distribution raises safety and soundness concerns or that the proposed distribution would violate a statute, regulation or agreement with the OTS or any condition imposed by the OTS. The Bank is required to refine and implement a plan to reduce problem assets to acceptable levels and is precluded from making any new land or construction loans or modifying any existing land or construction loans without the prior written non-objection of the OTS. The Bank must also seek prior OTS approval before engaging in any transactions with its affiliates and must restrict its growth to not exceed an amount equal to the net interest credited on deposit liabilities during such quarter.

FDIC regulations also require all insured depository institutions to remain in a safe and sound condition, as defined in such regulations, as a condition of federal deposit insurance. OTS regulations also restrict the Bank’s ability to open new banking offices. The Bank must publish notice of the proposed office in area newspapers and, if objections are made, the new office may be delayed or disapproved. Failure to comply with these laws and regulations could result in financial and operational penalties, including fines, restrictions on otherwise permissible activities and receivership. In addition, establishing systems and processes to achieve compliance with these laws and regulations may increase the Bank’s costs and/or limit our ability to pursue certain business opportunities.

The volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us and our subsidiaries could adversely affect our financial results or cause reputational harm to us, which in turn could seriously harm our business prospects.

Additionally, institutions setting the accounting standards, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies, may change the financial accounting and reporting standards applicable to the preparation of our financial statements. These changes could materially impact how we record and report our financial condition and results of operations. In certain instances, we could be required to apply a new or revised standard retroactively, resulting in a material increase in the costs associated with such reporting.

Our business and earnings are significantly affected by the fiscal and monetary policies of the federal government and other agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and are difficult to predict.

Changes in the regulation of financial services companies, housing government-sponsored enterprises and mortgage lenders and servicers could adversely affect us. In addition, changes in federal bankruptcy law, state foreclosure laws, and other laws impacting a lender’s ability to collect debts or to realize the full value of collateral backing loans could negatively affect us.

The banking and financial services industries, in general, are heavily regulated. Proposals for legislation further regulating the banking and financial services industry are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations.

Proposals that are now receiving a great deal of attention and could significantly impact our business include changes to consumer protection initiatives relating to bank overdraft practices, security of customer information, marketing practices, nontraditional mortgage loan products (including option ARM loans and interest-only products), credit card lending practices, fees charged to merchants for credit and debit card transactions, and mortgage lending and servicing practices. For instance, the Federal Reserve Board has proposed amendments to Regulation Z, which implements the Truth in Lending Act and the Home Ownership Equity Protection Act, to require new disclosures and restrict certain lending and servicing practices with regard to mortgages. The Federal Reserve Board has also proposed amendments to Regulation Z that would require changes to the format, timing, and content of credit card disclosures. The Department of Housing and Urban Development has proposed changes to its regulations implementing the Real Estate Settlement Procedures Act. These changes could impose new duties and responsibilities on mortgage originators. The OTS has proposed a similar rulemaking that, if adopted, could define certain credit card, overdraft, and mortgage lending practices as unfair or deceptive acts or practices under the Federal Trade Commission Act. Legislation calling for increased regulation of mortgage and credit card lending is also receiving serious consideration in Congress and in the state legislatures. In 2007, the U.S. House of Representatives passed legislation that would impose new responsibilities on mortgage lenders and restrict certain mortgage lending and servicing practices.

Policymakers at all levels of government are considering a number of initiatives to assist borrowers who are having difficulty repaying their home loans. State governments have adopted proposals that would change the mechanics of and lengthen the foreclosure process. On December 5, 2007, President Bush proposed a plan for a five-year moratorium on interest rate resets for certain subprime mortgages held by qualifying borrowers. Other public officials and private groups have proposed similar plans for the restructuring of distressed loans. The U.S. House of Representatives and Senate Judiciary Committees have reported out legislation that would allow judges to modify the terms of certain mortgages in Chapter 13 bankruptcies. On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 into law. Among other things, the legislation will raise the Federal Housing Administration (“FHA”) loan limit to 125 percent of the area median house price (as determined by the Secretary of Housing and Urban Development) up to a maximum of $729,750 for loans approved by December 31, 2008, and will increase the Fannie Mae and Freddie Mac conforming loan limit to the same amount for loans originated between July 1, 2007 through December 31, 2008.

In addition, there continues to be a focus on reform of the regulatory oversight of the housing government-sponsored enterprises, including the Federal Home Loan Bank system. We are unable to predict whether any of these proposals will be implemented or in what form and what effect any such proposal could have on our business or operating results. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

We are subject to operational risks, which may result in incurring financial losses.

We are exposed to many types of operational risk, including the risk of fraud by employees or outsiders, the risk of operational errors, including clerical or recordkeeping errors or those resulting from faulty or disabled computer or telecommunications systems. Certain errors may be repeated or compounded before they are discovered and successfully corrected. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering with or manipulation of those systems will result in losses that are difficult to detect.

We may be subject to disruptions of our systems, arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.

We also face the risk that the design of our controls and procedures may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. Although we maintain a system of controls designed to keep operational risk at appropriate levels, we and our auditors have identified material weaknesses in our internal control over financial reporting. It is possible that these material weaknesses and any other lapses in the effective operations of controls and procedures could materially affect earnings or harm our reputation. In an organization like ours, lapses or deficiencies in internal control over financial reporting could be material to us.

The security of our network infrastructure is important to our business and our ability to protect customer information, and breaches of our network security may result in customer information being compromised and/or identity theft, which would have a material adverse effect upon our business.

In our business, we maintain personal and financial information about our current, past and potential customers on our computer systems and network infrastructure, such as customer names, addresses, social security numbers, tax identification numbers, bank account numbers, information on loan applications and other sensitive personal and financial information. In addition, many of our customers use the Internet and connect to our website to access their bank accounts to retrieve information about their accounts, as well as conduct online transactions, such as online bill payments. If the security of our encrypted computer systems and network infrastructure responsible for storing our customers’ personal and financial data and information and/or the security of our online banking Internet services are breached by an unauthorized person or entity, then such customer’s information that is stolen from us could be potentially misused by any such unauthorized person. This could include the loss of privacy of such customer’s non public information through the sale and/or disclosure of such information to third parties, as well as the potential that the stolen customer information could be used in such a way that results in identity theft of the customer. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach our encrypted computer systems and network infrastructure that is responsible for the storage of our customers’ personal and financial information. If our security measures fail to protect our customers’ information, our existing and future customer base may be adversely affected, we may become subject to customer lawsuits, the public perception of us may be diminished, and our results of operations and financial condition would be adversely affected.

We may face damage to our professional reputation and business as a result of negative publicity, including increase in deposit outflows.

Reputational risk, meaning the risk to earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, which include our sales and trading practices, our loan origination and servicing activities, our retail banking operations, our management of actual or potential conflicts of interest and ethical issues and our protection of confidential customer information. Recent negative publicity that has been experienced due to the Company’s weak earnings performance, coupled with the substantial drop in the Company’s stock price over the last few quarters, has resulted in increased deposit outflows. Approximately one-third of the Bank’s deposits are above FDIC insurance limits. Future negative news, if not counter-balanced by offsetting positive news, could raise withdrawal levels beyond the capacity of the Bank’s currently available liquidity to satisfy. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation. We cannot guarantee that we will be successful in avoiding damage to our business from a decline in our reputation.

We operate in a competitive environment with other financial institutions, which could adversely affect our profitability.

The banking and financial services industry is very competitive in Southern California, where much of our business is concentrated. A number of financial service companies located in Orange County and the Inland Empire of Southern California have announced mergers with intrastate or out of state financial institutions. Consolidation among financial service providers has resulted in an decreasing number of very large national and regional banking and financial institutions holding increasingly large accumulations of assets and deposits. The resulting large financial institutions have significantly greater resources, a wider geographic presence and savings branch network than we do and are subsequently able to offer more services, more favorable pricing or greater customer convenience than we can. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers, as well as non-depository institutions that offer products and services that have been traditionally offered only by banks.

We compete for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to attract new deposits. Increased competition for deposits could increase our cost of funds and adversely affect our ability to generate the funds necessary for our lending operations.

Competition for loans comes principally from other banks, savings institutions, mortgage banking companies and other lenders. In originating mortgage loans, we compete with real estate investment trusts, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and other entities purchasing mortgage loans. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.

The demand for residential mortgage loans in recent years has made it more difficult and expensive to recruit and retain the services of qualified lending personnel. Increased competition for loan officers and other personnel could hinder our ability to close loans and to improve our results of operations. The intense competition in the banking and financial services industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets, and have expanded the range of financial products, services and capital available to our target customers. In addition, some of these competitors have fewer regulatory constraints and lower cost structures. As products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information and technology systems to compete effectively. In addition, we rely on software and other technology-based programs to gather and analyze competitive and other data from the marketplace. Problems with our technology or inability to implement technological changes may, therefore, result in delayed detection of market trends and conditions. An inability to implement, maintain and continue enhancing our technologies effectively, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, thereby subjecting us and our business to substantial environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with the investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. This could have an adverse effect on our financial condition, results of operations and cash flows.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

It is impossible to predict the extent to which terrorist activities may occur in the United States or abroad, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities will have on local, regional and national economies and real estate markets. Reduced investor confidence, among other things, could result in substantial volatility in the securities markets, which may in turn affect interest rates. Change in interest rates could materially affect our net interest spread and margin, asset quality, organization volume and our overall profitability.

We may change our business and operational policies in ways that harm our financial condition or results of operations.

Our underwriting process and guidelines and our investment and financing policies and our policies with respect to other activities, including our growth, debt capitalization, distributions and operating policies are determined by our board of directors. Our board of directors may change these policies at any time without a vote of our stockholders. A change in these policies might harm our financial condition, results of operations or business prospects.

We rely on Federal Home Loan Bank system borrowings for secondary and contingent liquidity sources.

We utilize borrowings from the Federal Home Loan Bank (FHLB) system for secondary and contingent sources of liquidity. Also, from time to time, we utilize this borrowing source to capitalize on market opportunities to fund investment and loan initiatives. Our FHLB system borrowings were $600.0 million at March 31, 2008. If we were unable to borrow from the FHLB system, we would have to find alternative sources of liquidity which, if available, would probably be at a higher cost and on terms that do not match the structure of our liabilities as well as FHLB system borrowings do.

We have had fluctuations in our quarterly results and may continue to have fluctuations in our quarterly results.

Our financial results are subject to significant quarterly fluctuations as a result of, among other things, the variance in the number and magnitude of purchases and sales of loans and/or servicing rights consummated by us from time to time. Our operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control, including general economic conditions, economic conditions in the financial industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by us or our competitors and the mix of services sold. In response to a changing competitive environment, we may elect from time to time to make certain pricing, service, or marketing decisions or enter into strategic alliances or make investments that could have a material adverse effect on our business, results of operations, financial condition and cash flow. Accordingly, our results of operations for any particular quarter are not necessarily indicative of the results that may be achieved for any succeeding quarter or for the full fiscal year.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At March 31, 2008, we were conducting business through 38 full-service branch offices, two trust offices, two registered investment advisory offices, a Southern California regional loan center, an office providing diversified financial services to home builders and one loan origination office in Northern California. During the fiscal year ended March 31, 2008, we opened six full service branch offices in Apple Valley, Palm Desert, Adelanto and Moreno Valley, California, on which we own the building and lease the land, and Hesperia and San Jacinto, California, on which we lease the building and land.

We own the building and land of the following full service branch offices located in California:		We lease the building and land of the following full service branch offices located in California:		We own the building and lease the land of the following full service branch offices located in California:
Pomona	Cathedral City	Leased Property	Expiration	Leased Property	Expiration
Upland	Alta Loma	Corona	2013	Montclair	2010
Indian Hill	29 Palms	Riverside	2009	Chino Spectrum	2022
Chino	La Verne	Tustin	2010	Mira Loma	2025
San Dimas	Ontario	Rancho Cucamonga	2010	Ontario-Grove	2026
Yucca Valley	Terra Vista	Upland-Northwest	2013	Riverside-Orangecrest	2027
Claremont	Diamond Bar	Beaumont	2014	Apple Valley	2027
Palm Desert	La Quinta	Foothill Crossing	2015	Palm Desert-University
Glendora	Yucaipa	Fontana	2022	Village	2027
Yorba Linda		Hesperia	2027	Adelanto	2027
		San Jacinto	2017	Moreno Valley	2027

We own the building and land of our Regional Loan Center, Data Operations Center and Corporate Administrative Offices located in Rancho Cucamonga, California, in addition to our Records Management Center located in Pomona, California.

We lease the land and building of Glencrest’s administrative office which expires in 2013. We lease office space for our other Glencrest office in Palm Desert, which expires in 2010. In February 2008 Glencrest entered into a sublease on its Palm Desert location. The sublease expires in 2010. Our trust offices and DBS shares office space in the Claremont banking branch. Our loan origination office in Northern California occupies office space, under a lease which expires in 2010. We continue to lease our former administrative office in Pomona and that lease expires in 2011. We currently sublease that space and the sublease also expires in 2011.

As of March 31, 2008, the net book value of owned real estate including the full service branch offices located on leased land totaled $42.0 million. The net book value of leased offices was $3.0 million. The net book value of furniture, fixtures and electronic data processing equipment was $13.4 million.

Item 3.	Legal Proceedings.

Other than routine litigation incidental to our business, neither we, nor any of our subsidiaries are the subject of any material pending legal proceeding and, to the best of our knowledge, no such proceedings are contemplated by any governmental authorities.

The outcomes of these lawsuits cannot be predicted, however, the Company believes that such routine litigation will not have a material effect on our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “PFB.” The stock began trading on March 29, 1996. The table below sets forth for the periods indicated the high, low and closing sale prices of our common stock. As of May 15, 2008, there were approximately 33,000 holders of our common stock, which includes those holding shares in street name.

	High	Low	Closing
Year Ended March 31, 2008
First Quarter	$30.91	27.39	27.93
Second Quarter	28.14	14.53	15.34
Third Quarter	16.17	7.12	12.04
Fourth Quarter	13.42	5.95	8.32

Year Ended March 31, 2007
First Quarter	$35.51	32.54	33.16
Second Quarter	39.49	32.50	37.04
Third Quarter	36.40	30.87	34.51
Fourth Quarter	35.36	29.01	30.33

Cash dividend activity during the fiscal years ended March 31, 2008 and March 31, 2007 was as follows:

Record Date	Payment Date	Amount per share
June 15, 2007	June 29, 2007	$.19
September 14, 2007	September 28, 2007	$.19
December 13, 2007	December 27, 2007	$.19

June 16, 2006	June 30, 2006	$.17
September 15, 2006	September 29, 2006	$.17
December 15, 2006	December 29, 2006	$.17
March 16, 2007	March 30, 2007	$.19

Effective January 2008, the Board of Directors suspended the Bancorp’s quarterly cash dividend to stockholders.

On March 26, 2003, our Board of Directors adopted a share repurchase program, with the shares purchased in open market transactions based on market conditions; the timing, volume and price of such purchases were contingent upon our discretion and overall financial condition. Given the uncertainty associated with the current credit conditions and our desire to preserve both capital and liquidity, however, we suspended our repurchase program in August 2007.

During fiscal 2007, we retired 428,500 shares of common stock that had been repurchased in fiscal 2007. During fiscal 2008, we retired 1,659,975 shares of common stock that had been repurchased during fiscal 2008 and 2007.

Common stock repurchases during the three months ended March 31, 2008 were as follows:

	Common Stock Repurchased (1)
	Total Number of Shares purchased	Average Price Per Share	Total Shares Purchased Under Repurchase Program	Shares Remaining Under Repurchase Program
January 1, 2008 through January 31, 2008	—	$—	—	865,835
February 1, 2008 through February 29, 2008	—	—	—	865,835
March 1, 2008 through March 31, 2008	—	—	—	865,835

(1)	During fiscal years 2008, 2007, and 2006, we repurchased 1,611,975, 476,500 and 783,960 of our common shares, respectively at weighted average prices of $23.03, $30.85 and $29.79, respectively.

The following table presents the equity compensation plan information as of March 31, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,490,217	$17.34	2,075,650

Equity compensation plans not approved by security holders	—	—	—

Total	1,490,217	$17.34	2,075,650

Performance Graph

The following graph table compares our total cumulative shareholder return based on the market price of our common stock with the cumulative total return of companies on the S&P 500, Russell 2000 and SNL Western Thrift Index for the period beginning on March 31, 2003 to March 31, 2008.

Comparison of 5-Year Cumulative Total Return

PFF Bancorp, S&P 500 Index and Peer Group

	At March 31,
	2003	2004	2005	2006	2007	2008
PFF Bancorp, Inc.	$100.00	169.37	187.64	233.84	214.91	61.14
S&P 500	100.00	135.12	144.16	161.07	180.12	170.98
Russell 2000	100.00	163.83	172.70	217.34	230.18	200.25
SNL Western Thrift Index	100.00	139.33	140.98	161.47	163.98	49.61

Item 6.	Selected Financial Data.

Our selected consolidated financial and other data is set forth below, which is derived in part from, and should be read in conjunction with, our audited consolidated financial statements and notes thereto—See “Item 8 – Financial Statements and Supplementary Data.”

	At March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$4,102,452	4,553,527	4,340,790	3,911,061	3,677,694
Investment securities held-to- maturity	—	6,712	6,724	6,736	5,742
Investment securities available-for- sale	7,474	28,067	60,092	61,938	62,957
Mortgage-backed securities available-for-sale	106,904	186,607	229,470	250,954	292,888
Loans held for sale	16,422	—	795	1,466	2,119
Loans and leases receivable, net (1)	3,701,195	4,116,232	3,839,779	3,431,544	3,149,318
Deposits	3,198,095	3,291,645	3,057,309	2,735,937	2,455,046
Federal Home Loan Bank (FHLB) advances and other borrowings	661,262	775,300	822,000	769,423	851,600
Junior subordinated debentures	87,630	56,702	56,702	30,928	—
Stockholders’ equity	124,387	397,113	363,731	336,926	316,371

(continued on next page)

	For the Year Ended March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$297,814	337,683	259,546	213,687	183,444
Interest expense	159,396	155,584	89,043	58,260	49,329

Net interest income	138,418	182,099	170,503	155,427	134,115
Provision for loan and lease losses	322,637	9,720	6,395	2,654	2,725

Net interest income (expense) after provision for loan and lease losses	(184,219)	172,379	164,108	152,773	131,390
Non-interest income	12,772	23,329	23,729	23,722	21,918
Non-interest expense:
General and administrative expense	110,776	100,464	94,960	90,492	79,902
Foreclosed asset operations, net	131	(470)	(6)	75	339

Total non-interest expense	110,907	99,994	94,954	90,567	80,241

Earnings (loss) before income taxes	(282,354)	95,714	92,883	85,928	73,067
Income tax expense (benefit)	(56,974)	39,805	40,803	40,155	32,118

Net earnings (loss)	$(225,380)	55,909	52,080	45,773	40,949

Basic earnings (loss) per share	$(9.81)	2.28	2.13	1.86	1.70

Diluted earnings (loss) per share	$(9.81)	2.25	2.10	1.81	1.63

Dividends declared per share	$0.570	0.700	0.620	0.550	0.394
Dividend payout ratio (2)	N/A	31%	30	30	24

(continued on next page)

	For the Year Ended March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Performance Ratios (3):
Return on average assets	(5.11)%	1.23	1.30	1.20	1.25
Return on average equity	(66.45)	14.41	14.96	13.81	13.63
Average equity to average assets	7.68	8.56	8.67	8.67	9.16
Equity to total assets at end of period	3.03	8.72	8.38	8.61	8.60
Net interest spread (4)	3.04	3.90	4.25	4.09	4.10
Net interest margin (5)	3.25	4.14	4.42	4.21	4.23
Average interest-earning assets to average interest-bearing liabilities	105.39	106.69	107.21	107.34	108.18
Efficiency ratio (6)	73.27	48.90	48.89	50.51	51.21
General and administrative expense to average assets	2.51	2.22	2.37	2.37	2.44
Capital (3)(7):
Tangible capital ratio (8)	5.65	8.72	8.22	8.38	7.64
Core capital ratio (8)	5.65	8.72	8.22	8.38	7.64
Risk-based capital ratio (8)	7.81	11.21	10.87	11.74	11.21
Book value per share outstanding	$5.50	16.47	14.85	13.60	12.69
Tangible book value per share outstanding (9)	$5.44	16.42	14.80	13.54	12.65
Shares outstanding at end of period	22,624,961	24,108,834	24,493,472	24,782,623	24,922,496
Asset Quality (3):
Non-performing loans and leases as a percent of gross loans and leases receivable (10) (11)	18.90%	0.24	0.03	0.30	0.37
Non-performing assets as a percent of total assets (10) (11)	18.96	0.25	0.23	0.31	0.39
Allowance for loan and lease losses as a percent of gross loans and leases receivable (12)	3.52	0.98	0.83	0.83	0.84
Allowance for loan and lease losses as a percent of non-performing loans (10) (12)	18.63	405.52	3,285.49	272.88	226.01
Net charge-offs	$224,429	531	2,571	171	3,027
Number of full-service customer facilities	38	32	30	29	26
Loan and lease originations	$1,338,689	2,330,616	2,818,101	2,457,186	2,166,638

(1)	The allowances for loan and lease losses at March 31, 2008, 2007, 2006, 2005 and 2004 were $144.5 million, $46.3 million, $37.1 million, $33.3 million and $30.8 million, respectively.
(2)	Dividends declared per common share as a percentage of diluted earnings per share.
(3)	Asset Quality Ratios and Capital Ratios are end of period ratios. Performance Ratios are based on average daily balances during the indicated periods.
(4)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percent of average interest-earning assets.
(6)	Efficiency ratio represents general and administrative expense as a percent of net interest income plus non-interest income.
(7)	For definitions and further information relating to the Bank’s regulatory capital requirements, see “Regulation – Federal Savings Institution Regulation – Capital Requirements.”
(8)	PFF Bank & Trust only.
(9)	Stated book value minus goodwill.
(10)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans and leases. It is the Bank’s policy to cease accruing interest on loans 90 days or more past due. See “Item 1 – Business – Lending Activities – Non-Accrual, TDRs and Past Due Loans” and “Real Estate”.
(11)	There was $79,000 of non-performing leases as of March 31, 2006.
(12)	See “Item 1 – Business – Lending Activities – Allowance for Loan and Lease Losses” for a discussion of factors and methodology utilized in determination of allowance for loan and lease losses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We recorded a net loss of $225.4 million or $9.81 per diluted share for fiscal 2008, compared to net earnings of $55.9 million or $2.25 per diluted share for fiscal 2007, and $52.1 million or $2.10 per diluted share for fiscal 2006.

The decrease in earnings between fiscal years was primarily due to a $322.6 million provision for loan and lease losses recorded during fiscal 2008 compared to $9.7 million for fiscal 2007. The provision for loan and lease losses was attributable principally to the residential construction and land segments of our portfolio. Additionally, we recorded a $10.2 million lower of cost or market write-down as a component of other non-interest income relating to our construction and land loans held for sale at DBS. During fiscal 2008, we recorded a $2.6 million provision for estimated losses assigned to our total exposure to undrawn letters of credit which was comprised of 34 letters of credit aggregating $17.2 million at March 31, 2008. In addition, during fiscal 2008 we recorded a $2.0 million provision for estimated losses assigned to our total exposure to undrawn commercial lines of credit. These allowances are included in accrued expenses and other liabilities and the provision was recorded in other general and administrative expense.

In fiscal 2008, net interest income declined $43.2 million from fiscal 2007. This was primarily attributable to the increase in non-accrual loans. Non-accrual loans were $775.9 million or 20.18% of net loans and leases (loans and leases receivable, net plus allowance for loan and lease losses) at March 31, 2008 compared to $11.4 million or 0.27% of net loans and leases at March 31, 2007. Included in non-accrual loans at March 31, 2008 are $608.4 million in loans that are current or less than ninety days past due, but are exhibiting weakness in the underlying collateral or borrower strength. Our non-accrual loans are comprised principally of $469.2 million of single family construction loans, $190.6 million of residential lot development and land loans, $21.0 million of multi-family construction loans, $11.9 million of commercial construction loans, $50.2 million of one-to-four family loans, $24.3 million in commercial loans and leases, $6.3 million of commercial real estate loans and $2.4 million in consumer loans. Included in non-accrual loans and leases at March 31, 2008 are $382.1 million or 10.3% of net loans and leases of construction and land development loans designated as troubled debt restructurings due to one of the following i) a reduction in the interest rate floor to a level below that established at the time of origination ii) an extension of the maturity date beyond that established at the time of origination iii) a reduction in the “release price” per home or lot sold below that established at the time of origination.

Charge-offs totaled $224.9 million for fiscal 2008 compared to $898,000 for the prior fiscal year. The composition of charge-offs during fiscal 2008 was as follows: (i) first trust deeds secured by residential construction and land of $137.7 million; (ii) one-to-four family residential properties of $10.4 million; (iii) commercial business loans of $26.2 million; (iv) consumer loans of $3.2 million; and (v) write-down of $47.4 million on DBS construction loan portfolio. At March 31, 2008, our allowance for loan and lease losses (“ALLL”) was $144.5 million or 3.76% of net loans and leases (loans and leases receivable, net plus allowance for loan and lease losses).

During fiscal 2008, we recorded a $61.1 million valuation allowance against the Company’s consolidated deferred tax asset due to the uncertainty regarding its realization.

Total assets decreased $451.1 million or 10% during fiscal 2008 to $4.10 billion. The decrease in total assets reflects a $415.0 million or 10% decrease in loans and leases receivable, net. The $415.0 million decrease in loans and leases receivable, net, is primarily comprised of a $272.3 million or 11% decrease in the Four-Cs and a $98.2 million increase in ALLLs.

Loan originations are shown in the following table:

	Year Ended March 31,
	2008		2007		2006
	Amount	Percentage of total Originations	Amount	Percentage of total Originations	Amount	Percentage of total Originations
	(Dollars in thousands)
Construction – residential, including land	$266,006	20%	$865,492	37%	$1,210,321	43%
Construction – commercial	100,754	8	193,811	8	171,441	6
Commercial Real Estate	68,185	5	200,508	9	265,950	10
Consumer	211,313	16	228,378	10	254,437	9
Commercial Loans and Leases	394,088	29	524,606	22	481,341	17

Subtotal – Four Cs	1,040,346	78	2,012,795	86	2,383,490	85
Residential and Other (1)	298,343	22	317,821	14	434,611	15

Total Originations	$1,338,689	100%	$2,330,616	100%	$2,818,101	100%

(1)	Includes one-to-four family and multi-family.

The net disbursed balance of the Four-Cs decreased $272.3 million between March 31, 2007 and 2008 and increased $338.6 million between March 31, 2006 and 2007. At March 31, 2008, the aggregate disbursed balance of the Four-Cs was $2.24 billion or 60% of loans and leases receivable, net compared to $2.51 billion or 61% of loans and leases receivable, net at March 31, 2007.

Deposits decreased $93.6 million or 3% during fiscal 2008 to $3.20 billion. Reflecting a widening rate differential between CDs and interest-bearing liquid accounts arising from increases in the general level of interest rates, our CD balances increased $73.9 million or 5% during fiscal 2008, while core deposits decreased $167.4 million or 10%. At March 31, 2008, core deposits of $1.54 billion represented 48% of total deposits, compared to $1.71 billion or 52% of total deposits one year ago.

Total stockholders’ equity decreased from $397.1 million or 8.72% of total assets at March 31, 2007 to $124.4 million or 3.08% of total assets at March 31, 2008. The decrease in total stockholders’ equity was comprised principally of the $225.4 million net loss and $37.1 million representing 1,611,975 shares of our common stock repurchased during fiscal 2008. See “Liquidity and Capital Resources” and “Part II Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Given the uncertainty associated with the current credit conditions and our desire to preserve both capital and liquidity we suspended our repurchase program in August 2007. The Board of Directors also suspended the cash dividend to stockholders effective January 2008.

Going Concern Considerations

Due to the unprecedented turmoil in the real estate industry during 2007 and 2008, we experienced a net loss of $225.4 million for the fiscal year ended March 31, 2008, due primarily to a $322.6 million provision for loan and lease losses. Events and publicity surrounding the stress this is placing on our operations has resulted in a substantial outflow of customer deposits subsequent to March 31, 2008, and a reduction in available liquidity. Our current operations are not producing positive cash flows, and continued operations depend on our ability to meet existing debt obligations. As of April 30, 2008, we would have been in default of certain financial covenants on our line of credit with a commercial bank, however we negotiated a waiver of the events of default. At this time we do not have sufficient funds to repay the outstanding principal of our debt.

We have taken the following actions to enhance our liquidity position:

•

On June 13, 2008, the Company entered into an Agreement and Plan of Merger among PFF Bancorp, Inc., FBOP Corporation, and California Madison Holdings, Inc (the “Merger Agreement”). Under the terms of the Agreement, which was unanimously approved by the Company’s Board of Directors, and upon the consummation of the transaction contemplated by the Merger Agreement, stockholders will receive $1.35 in cash for each share of the Company’s common stock held. In addition, FBOP Corporation agreed to immediately provide a secured, convertible loan to the Company in the amount of $7.0 million the proceeds from which were downstreamed to the Bank on June 16, 2008. The consummation of the merger is subject to regulatory approvals, approval by the Company’s stockholders and the satisfaction of other conditions set forth in the Merger Agreement.

•	The Board of Directors suspended the cash dividend to stockholders effective January 2008.

•

In January 2008, we restructured the terms of our line of credit with a commercial bank to convert the debt to a secured term loan, reduce the amount available for borrowing to $49.4 million, and extend the maturity date to May 31, 2008. In March 2008, we made a $1.4 million principal payment on the note and in April 2008, we made a $4.0 million principal payment on the note, leaving an outstanding balance of $44.0 million. Effective May 31, 2008, we entered into an amendment and waiver in connection with the restructuring of the secured term loan agreement. The amendment extends the maturity date from May 31, 2008, to June 16, 2008. In connection with the Merger Agreement, the maturity date of this debt was extended to June 16, 2009. See “Note 27—Subsequent Events.”

•

We have deferred interest payments on our long-term subordinated debt, and may continue to defer these payments, as necessary. We have the contractual right to defer the payment of interest on our long-term subordinated debt for up to twenty quarters.

•	On April 30, 2008, we completed a sale of Diversified Builder Services, Inc. loans for $13.2 million.

•

In the first quarter of fiscal 2009, we began the process of evaluating the possible sale of approximately $105.8 million in commercial real estate and multi-family loans to a finance corporation and also began the process of securitizing approximately $256.0 million in single-family residential loans, which could be sold in the capital markets if necessary. Pursuant to the terms of the Merger Agreement, any transactions of this nature would require the prior approval of FBOP Corporation.

Additionally, as a federally chartered savings institution, the Bank is subject to extensive regulation, examination and supervision by the OTS and other federal banking authorities. Under OTS prompt corrective action regulations, the OTS is required to take certain corrective regulatory actions, and is authorized to take other supervisory actions against undercapitalized savings banks. Upon filing of the March 31, 2008 TFR on April 30, 2008, we were considered “adequately capitalized” in accordance with OTS guidelines. However, effective with the filing of our TFR on April 30, 2008 for the quarter ended March 31, 2008, risk-based capital was reported as 9.0% which is considered “adequately capitalized” under OTS regulations. After filing the TFR, the Company added $36 million to its provision for loan and lease losses reflecting collateral value declines as of March 31, 2008 on its construction and land loan portfolio from appraisals received during May and June 2008. The impacts of the loan collateral value decline are reflected in the financial statements as of March 31, 2008. As a result of recording these additional provisions as well as certain other adjustments to earnings and capital, our total risk-based capital has been reduced to $273.7 million, or 7.81% of risk-weighted assets, which is below the level of $280.4 million, or 8.00% to be considered “adequately capitalized.” The Bank has notified the OTS of the adjustments recorded subsequent to the filing of its March 31, 2008 TFR and at such time as the Bank is instructed by the OTS to file an amended TFR as of March 31, 2008 or is otherwise so designated by the OTS, the Bank will be considered “undercapitalized” as of March 31, 2008 for regulatory purposes. As a consequence, we may be subject to certain regulatory actions, and if we fail to raise additional capital, we may be subject to more severe actions. In connection with the aforementioned Merger Agreement, on June 16, 2008, a capital infusion of $7.0 million was made to the Bank. An additional $1.0 million capital infusion was made to the Bank by the Company on June 16, 2008. This total of $8.0 million exceeded by $1.4 million the amount which would have been required for the Bank to have been deemed “adequately capitalized” as of March 31, 2008 after taking into account the adjustments noted above.

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

The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLL. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. The policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish an acceptable allowance evaluation process that meets the objectives set forth in the policy statement. While the Bank believes that it has established an adequate ALLL, there can be no assurance that regulators, in reviewing the Bank’s loan and lease portfolio, will not request the Bank to materially increase its ALLL, thereby negatively affecting the Bank’s financial condition and earnings. Although management believes that an adequate ALLL has been established, further additions to the level of ALLL may become necessary. For further information, see “Item 1 – Lending Activities – Allowance for Loan and Lease Losses” and “Note 6 to the Consolidated Financial Statements.”

•

Other-Than-Temporary Impairment. Investment securities and mortgage-backed securities available-for-sale are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. Unrealized holding gains and losses are excluded from earnings when the Company has the intent and ability to hold until recovery and reported as a separate component of stockholders’ equity, net of income taxes. We evaluate all of our investment securities and mortgage-backed securities available- for-sale on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. For further information, see “Item 1 – Investment Activities” and “Notes 3 and 4 to the Consolidated Financial Statements.”

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

Our Asset/Liability Committee (“ALCO”) is responsible for implementing the policies designed to manage our interest rate risk exposure. The Board of Directors approves acceptable interest rate risk levels designed to provide sufficient net interest income and net present value of stockholders’ equity (“NPV”) assuming specified changes in interest rates. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.

One measure of our exposure to interest rate risk is shown in the following GAP table which sets forth the repricing frequency of our assets and liabilities as of March 31, 2008. Repricing frequencies of assets are based upon contractual maturities, repricing opportunities, scheduled principal payments and estimated prepayments. Repricing of liabilities is based upon the contractual maturities, estimated decay rates for core deposits, and the earliest repricing opportunity for variable and floating rate instruments. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used, or if actual experience differed from that assumed.

The changes in the economy over the past twelve months have significantly altered the Banks one year cumulative repricing GAP from -16.29 to -35.74 at March 31, 2007 and March 31, 2008, respectively. The substantially greater liability sensitivity reflected in the March 31, 2008 figures is directly correlated to the reductions in the construction loan portfolios at DBS and the Bank whether through net paydowns, asset sales or impairment as non-accrual status and an overall slowing in prepayment of performing mortgage products.

	March 31, 2008
	3 Months Or Less	More than 3 Months to 6 months	More than 6 Months to 12 Months	More than 12 Months to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
	(Dollars in thousands)
Interest–earning assets:
Cash, investment securities and FHLB stock(1)	$3,456	522	—	1,002	5,800	80,468	91,248
Loans, leases and mortgage-backed securities: (1)
Mortgage-backed securities (2)	6,011	29,797	23,967	30,106	16,234	789	106,904
Loans and leases receivable, net (2)	1,144,691	288,226	429,256	518,626	391,546	945,272	3,717,617

Total loans, leases and mortgage-backed securities	1,150,702	318,023	453,223	548,732	407,780	946,061	3,824,521

Total interest earning assets	1,154,158	318,545	453,223	549,734	413,580	1,026,529	3,915,769
Non-interest-earning assets	—	—	—	—	—	186,683	186,683

Total assets	$1,154,158	318,545	453,223	549,734	413,580	1,213,212	4,102,452

Interest–bearing liabilities:
Fixed maturity deposits	$562,506	540,052	449,740	69,855	35,102	279	1,657,534
Core deposits (3)	319,652	319,652	639,303	—	—	261,954	1,540,561

Total deposits	882,158	859,704	1,089,043	69,855	35,102	262,233	3,198,095
Borrowings	346,262	75,000	140,000	90,000	10,000	—	661,262
Junior subordinated debentures (4)	—	—	—	—	—	87,630	87,630

Total interest–bearing liabilities	1,228,420	934,704	1,229,043	159,855	45,102	349,863	3,946,987
Non-interest bearing liabilities	—	—	—	—	—	31,078	31,078
Equity	—	—	—	—	—	124,387	124,387

Total liabilities and stockholders’ equity	$1,228,420	934,704	1,229,043	159,855	45,102	505,328	4,102,452

Interest sensitivity gap	$(74,262)	(616,159)	(775,820)	389,879	368,478	707,884	—
Cumulative interest sensitivity gap	(74,262)	(690,421)	(1,466,241)	(1,076,362)	(707,884)	—	—
Cumulative interest sensitivity gap as a percentage of total assets	(1.81)%	(16.83)	(35.74)	(26.24)	(17.26)	—
Cumulative interest–earning assets as a percentage of cumulative interest-bearing liabilities	93.95%	68.08	56.78	69.70	80.32	99.21

(1)	Based upon contractual maturities, repricing dates and forecasted principal payments assuming normal amortization and, where applicable, prepayments.
(2)	Projected average constant prepayment rates (CPR) for the next twelve months are 7%.
(3)	Assumes 100% of interest-bearing core deposits are subject to repricing in year one. Non-interest bearing deposits are classified in the “More than 5 Years” category.
(4)	Based on contractual maturity.

A GAP table is limited to measuring timing risk and does not reflect the impact of customer options or basis risk (the risk that various indices to which our assets and liabilities are tied (e.g. Prime and COFI) will not move with equal speed and magnitude when the general level of interest rates moves either up or down). To better measure our exposure to these components of interest rate risk, management relies on an internally maintained, externally supported asset/liability simulation model.

We forecast the Bank’s net interest income (“NII”) for the next twelve months, and our NPV, assuming there are no changes in interest rates or the balance sheet structure from the current period end. Once this “base case” has been established, we subject our balance sheet to instantaneous and sustained rate changes to the treasury yield curve. Prepayment speeds and the responsiveness of the various indices are estimated for each rate change level. Our model provides forecasts of net interest income and NPV for each of those rate change scenarios. The table below indicates the results of our internal modeling of our balance sheet as of March 31, 2008 and 2007. The internal calculation of our sensitivity to changes in interest rates would vary substantially if different assumptions were used, or if our customers’ responses to changes in interest rates resulted in changes in the structure of our balance sheet.

	March 31, 2008		March 31, 2007
	Percentage Change
Change in Interest Rates (basis points)	Net Interest Income (1)	Net Portfolio Value (2)	Net Interest Income (1)	Net Portfolio Value (2)
+200	(19.34)%	(8.86)	(5.33)	(12.75)
+100	(10.82)	(4.16)	(1.16)	(6.38)
-100	8.87	3.21	(0.25)	5.31
-200	13.77	11.79	(2.66)	10.15

(1)	This percentage change represents the impact to net interest income for a one-year period assuming there is no change in the structure of our balance sheet.
(2)	This percentage change represents the NPV of equity assuming no changes to the structure of our balance sheet.

The results from the asset/liability model indicate that net interest income is subject to much greater change or volatility as of March 31, 2008 than one year ago. The model results also indicate that the NPV would experience less change or lower volatility as of March 31, 2008 than the prior year. This is consistent with the changes that have taken place in the economy and on the Bank’s balance sheet over the past twelve months as described below:

•

PFF Bank’s non accrual loans have increased by $764.5 million from the prior year resulting in non-interest sensitivity assets representing 22% of total assets as of March 31, 2008 compared to 4% as of March 31, 2007. For purposes of modeling income and NPV we assume that the loans have already been written down to their market values and that rising or falling rates would neither further impair or restore lost asset values (NPV) nor would it affect their accrual (NII) status.

•

The performing construction loan portfolio decreased from 29% of total loans outstanding at March 31, 2007 to 12% of total loans outstanding at March 31, 2008. Performing construction loans are generally floating rate products that typically have no period or life caps, but do have life floors. These products provide consistent (or non-sensitive) NPV’s in up and down shocks. The floating rate with floors also provides positive earnings (NII) impact in period of upward and downward rate movements.

•

The seasoning of residential mortgages over the past year has resulted in an 85% increase in the hybrid ARM portfolio repricing in 1 year or less in essence creating a higher proportion of 1 year arms as of March 31, 2008 than in the prior year. Those 1 year resets offer greater change in earnings (NII) and lower change to market value (NPV) as the coupons are closer to market rates than 3 and 5 year reset products.

•

Certificates of Deposit were of substantially shorter maturity, 49% were in terms of six months or less as of March 31, 2008, compared to 30% in terms of six months or less as of March 31, 2007. The shorter duration of funding sources contributes to the greater volatility in earnings in both periods of rising and declining rates as they reset more rapidly, and with greater frequency.

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

Our net interest income totaled $138.4 million in fiscal 2008, a decrease of $43.2 million or 24% from fiscal 2007. The decrease was primarily attributable to the $764.5 million increase in non-accrual loans between fiscal 2007 and 2008, and the related non-recognition of interest income of $28.5 million during fiscal 2008. Net interest margin contracted 89 basis points between fiscal 2007 and 2008 to 3.25%. Excluding the non-recognition of interest income, net interest spread and margin would have been 3.71% and 3.92% for fiscal 2008 compared to 3.90% and 4.14% for fiscal 2007.

Net interest income increased $11.1 million or 7% between fiscal 2007 and 2006. Net interest spread contracted 35 basis points between fiscal 2006 and 2007. This was due to the competitive pricing of deposits with a large portion of our funding being in certificate accounts and borrowings.

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

Average Balance Sheets

The following table sets forth certain information relating to us for the years ended March 31, 2008, 2007 and 2006. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees that are considered adjustments to yields.

	Year Ended March 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$11,089	$429	3.87%	$10,857	$513	4.73%	$9,120	$425	4.66%
Investment securities, net	11,980	561	4.68	60,504	3,124	5.16	65,646	2,362	3.60
Mortgage-backed securities, net	170,291	8,030	4.72	231,979	10,370	4.47	238,216	9,479	3.98
Loans and leases receivable, net (1)	4,026,190	286,764	7.12	4,036,831	321,309	7.96	3,503,984	245,435	7.00
FHLB stock	38,169	2,030	5.32	43,997	2,367	5.38	39,542	1,845	4.67

Total interest–earning assets	4,257,719	297,814	6.99	4,384,168	337,683	7.70	3,856,508	259,546	6.73
Non-interest–earning assets	157,361			151,422			157,467

Total assets	$4,415,080			$4,535,590			$4,013,975

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand accounts	$266,875	—	—	$279,231	—	—	$288,025	—	—
Interest-bearing demand accounts	277,753	1,111	0.40	348,506	1,660	0.48	443,166	2,576	0.58
Savings accounts	129,261	672	0.52	149,146	620	0.42	170,869	555	0.32
Money market accounts	966,467	37,381	3.87	854,269	31,351	3.67	865,202	21,105	2.44
Certificate accounts	1,605,898	78,494	4.89	1,528,978	72,747	4.76	1,059,621	37,369	3.53

Total deposits	3,246,254	117,658	3.62	3,160,130	106,378	3.37	2,826,883	61,605	2.18
FHLB advances and other borrowings	713,398	36,250	5.08	892,537	45,675	5.12	725,476	24,742	3.41
Junior subordinated debentures	80,363	5,488	6.83	56,702	4,060	7.16	44,839	2,685	5.99

Total interest-bearing liabilities	4,040,015	159,396	3.95	4,109,369	156,113	3.80	3,597,198	89,032	2.48

Non-interest-bearing liabilities	35,900			38,160			68,690

Total liabilities	4,075,915			4,147,529			3,665,888
Stockholders equity	339,165			388,061			348,087

Total liabilities and stockholders equity	$4,415,080			$4,535,590			$4,013,975

Net interest income		$138,418			$181,570			$170,514

Net interest spread			3.04			3.90			4.25
Net interest margin			3.25			4.14			4.42
Ratio of interest-earning assets to Interest-bearing liabilities	105.39%			106.69%			107.21%

(1)	We have included interest income from non-accrual loans and leases only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans.

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

	Year Ended March 31, 2008 Compared to Year Ended March 31, 2007				Year Ended March 31, 2007 Compared to Year Ended March 31, 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$11	(93)	(2)	(84)	81	6	1	88
Investment securities, net	(2,505)	(292)	234	(2,563)	(185)	1,027	(80)	762
Mortgage-backed securities, net	(2,758)	579	(161)	(2,340)	(248)	1,170	(31)	891
Loans and leases receivable, net (1)	(847)	(33,909)	211	(34,545)	37,299	33,460	5,115	75,874
FHLB stock	(314)	(26)	3	(337)	208	282	32	522

Total interest-earning assets	(6,413)	(33,741)	285	(39,869)	37,155	35,945	5,037	78,137

Interest-bearing liabilities:
Demand deposit accounts	(338)	(265)	54	(549)	(549)	(462)	95	(916)
Savings accounts	(82)	155	(21)	52	(70)	157	(22)	65
Money market accounts	4,118	1,709	203	6,030	(267)	10,647	(134)	10,246
Certificate accounts	3,660	2,020	67	5,747	16,568	13,037	5,773	35,378
FHLB advances and other borrowings	(9,167)	(334)	76	(9,425)	5,697	12,379	2,857	20,933
Junior subordinated debentures	1,694	(187)	(79)	1,428	711	525	139	1,375

Total interest-bearing liabilities	(115)	3,098	300	3,283	22,090	36,283	8,708	67,081

Change in net interest income	$(6,298)	(36,839)	(15)	(43,152)	15,065	(338)	(3,671)	11,056

(1)	We have included interest income from non-accrual loans and leases only to the extent we received payments and to the extent we believe we will recover the remaining principal balance of the loans.

Provision for Loan and Lease Losses

We recorded a $322.6 million provision for loan and lease losses during fiscal 2008 compared to provisions of $9.7 million and $6.4 million in fiscal 2007 and fiscal 2006, respectively. The provision reflects increases in and downgrades to criticized or classified loans, primarily in the residential tract construction and land category that are experiencing slower than projected sales and/or increases in loan to value ratios arising from declines in residential home and land prices in our lending markets. Included in the provision for loan and lease losses was a provision of $58.5 million attributable to the DBS loan portfolio. During the fourth quarter of fiscal 2008, DBS transferred its loan portfolio to the held-for-sale classification, whereby DBS charged-off $47.4 million in construction and land loans. Subsequent to the transfer to the held for sale classification, DBS recorded an additional loss of $10.2 million to lower of cost-or-market which was recorded in other non-interest income. For fiscal 2008, DBS’s provision for loan and lease losses was $58.5 million, as compared to $2.0 million in fiscal 2007 and $1.2 million in fiscal 2006. The disbursed balance of assets classified special mention, substandard and doubtful increased $189.2 million, $734.4 million and $13.1 million, respectively between fiscal 2007 and fiscal 2008, to $226.6 million, $786.0 million and $13.1 million, respectively, net of specific loss allowance of $63.5 million and $685,000 at March 31, 2008 and 2007, respectively. Net charge-offs were $224.4 million, $531,000 and $2.6 million for fiscal 2008, 2007 and 2006, respectively.

Non-Interest Income

Our total non-interest income was $12.8 million for fiscal 2008 compared to $23.9 million for fiscal 2007 and $23.7 million for fiscal 2006. The significant components of total non-interest income were as follows:

Deposit and Related Fees

Deposit and related fees totaled $15.1 million in fiscal 2008, an increase of $1.6 million from fiscal 2007 and $2.3 million from fiscal 2006. These increases reflect the continued growth in our savings branch network, core deposits and the related transaction fee income. The following table presents a breakdown of deposit and related fees for the fiscal years indicated.

	2008	2007	2006
	(Dollars in thousands)
Monthly maintenance and deposit related service fees	$13,335	11,763	10,778
Automated teller machine (“ATM”) fees	1,516	1,451	1,736
Other fees	241	259	258

Total deposit and related fees	$15,092	13,473	12,772

At March 31, 2008, we had 73,034 transaction accounts, an increase of 2,064 accounts or 3% compared to 70,970 accounts at March 31, 2007.

Loan and Servicing Fees

Loan and servicing fees totaled $1.3 million for fiscal 2008 compared to $2.3 million for fiscal 2007 and fiscal 2006. The decrease was primarily related to disbursement and inspection fees associated with our construction loan portfolio, and late fees related to commercial loans. Our portfolio of loans serviced for others was $114.9 million, $109.4 million and $99.2 million at March 31, 2008, 2007 and 2006, respectively.

The following table presents a breakdown of loan and servicing fees for the years indicated:

	2008	2007	2006
	(Dollars in thousands)
Loan servicing fees	$1,441	2,368	2,442
Amortization of MSR	(38)	(16)	(48)
Impairment of MSR	(56)	(92)	(47)

	$1,347	2,260	2,347

At March 31, 2008, our MSR asset was $301,000.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees were $5.8 million for fiscal 2008 and fiscal 2007 compared to $4.6 million for fiscal 2006. Assets under custody, management or advisory were $672.8 million, $742.6 million and $672.0 million at March 31, 2008, 2007 and 2006, respectively. Assets under management at March 31, 2008 included $309.4 million managed by the Bank’s trust department and $169.0 million managed by Glencrest. Additionally, Glencrest has assets under advisory of $194.4 million as of March 31, 2008 as compared to $209.5 million as of March 31, 2007 and $192.0 million as of March 31, 2006.

Gain on Sale of Loans

Our community banking business strategy does not include aggressively pursuing the origination of loans for sale. We generally sell substantially all of the 15 and 30-year fixed rate mortgage loans and retain for portfolio virtually all adjustable rate residential mortgages we originate. Accordingly, the principal balances of loans sold during fiscal 2008, 2007 and 2006 were $20.2 million, $26.2 million and $16.2 million, respectively. This activity generated net gains on sales of $285,000, $238,000 and $180,000 for fiscal 2008, 2007 and 2006, respectively.

Gain (loss) on Sale of Securities

We generally follow a “buy and hold” strategy with respect to our securities portfolio. While the overwhelming majority of our securities portfolio is classified as “available for sale”, sales activity has historically been infrequent. Securities with cost bases aggregating $64.1 million, $58.6 million and $393,000 were sold for fiscal 2008, 2007 and 2006, respectively, generating a net loss on sales of securities of $445,000 for fiscal 2008 and $12,000 for fiscal 2007 compared to a gain on sale of securities of $923,000 for fiscal 2006. The sales during fiscal 2008 consisted of $63.7 million of mortgage backed securities. The sales during fiscal 2007 consisted of $34.1 million of investment securities and $24.5 million of mortgage backed securities.

Mark-to-market on interest rate swaps

We recorded a non-cash mark-to-market charge of $2.2 million for fiscal 2008 compared to $597,000 for fiscal 2007 and a non-cash credit of $1.6 million for fiscal 2006 related to two interest rate swaps, with amounts of $30.0 million and $10.0 million, entered into in connection with the issuance of our floating rate junior subordinated debentures during September 2004 and 2005.

Impairment loss on mortgage-backed securities

We recorded a $235,000 impairment loss on our mortgage-backed securities portfolio for fiscal 2008 as compared to none for fiscal 2007 and fiscal 2006 based upon the premise that we may need to sell securities to meet liquidity or capital compliance.

Lower of cost or market – Loans held for sale

We recorded a $10.2 million loss relating to the lower of cost or market valuation on our DBS loans held-for-sale for fiscal 2008 as compared to none for fiscal 2007 and fiscal 2006.

Other Non-Interest Income

Other non-interest income was $3.3 million for fiscal 2008 compared to $2.7 million for fiscal 2007 and $1.4 million for fiscal 2006. The increase for fiscal 2008 was primarily attributable to a $1.2 million death benefit received from the life insurance on a former executive. Fiscal 2007 included a $716,000 gain on sale of a former administrative building.

Non-Interest Expense

Non-interest expense increased from $95.0 million for fiscal 2006 to $100.0 million for fiscal 2007 and $110.9 million for fiscal 2008. General and administrative expense increased from $95.0 million or 2.37% of average assets for fiscal 2006 to $100.5 million or 2.22% of average assets for fiscal 2007 and $110.8 million or 2.46% of average assets for fiscal 2008. The relationship between net revenue (net interest income plus non-interest income) and operating costs expended to generate that revenue is measured by our efficiency ratio. Our efficiency ratio was 71.95% for fiscal 2008 compared to 48.90% for fiscal 2007 and 48.89% for fiscal 2006. The change in our efficiency ratio for fiscal 2008 is primarily attributable to the non-recognition of accrued interest related to the increase in non-accrual loans.

Compensation and Benefits

Compensation and benefits expense decreased $260,000 to $55.3 million between fiscal 2007 and 2008. The decrease in compensation and benefits expenses in fiscal 2008 was primarily due to a reversal of both annual and long term incentive plan accruals aggregating $2.3 million, partially offset by an increase in ESOP expense and personnel expense related to our six new banking branches. The annual and long term incentive plan accruals were reversed as it was determined that it was no longer probable that the Company would achieve the performance conditions required for payout. The increase for fiscal 2007 as compared to fiscal 2006 reflects the opening of two full service branches which was partially offset by a decrease in expense for the Company-wide incentive plan as compared to fiscal 2006.

Occupancy and Equipment

Occupancy and equipment expense increased to $20.2 million for fiscal 2008 from $16.6 million for fiscal 2007 and $14.9 million for fiscal 2006. The increase between fiscal 2007 and 2008 was primarily attributable to direct and indirect costs associated with the addition of six new banking branches opened during fiscal 2008. The increase between fiscal 2006 and 2007 was primarily attributable to direct and indirect costs associated with the addition of two new banking branches opened during fiscal 2007.

Marketing and Professional Services

Marketing and professional services expense increased to $14.1 million for fiscal 2008 from $13.0 million for fiscal 2007 and $11.2 million for fiscal 2006. The increase between fiscal 2007 and 2008 was primarily attributable to $1.4 million increase in legal fees associated with problem loans. The increase between fiscal 2006 and 2007 was primarily attributable to the following:

•	$670,000 increase in marketing efforts associated with new full service branch office openings.

•	$390,000 increase in consulting fees related to conversions of our general ledger and human resources systems.

•	$647,000 increase in legal and accounting fees.

Other General and Administrative Expense

Other general and administrative expense was $21.2 million for fiscal 2008, $15.3 million for fiscal 2007 and $13.8 million for fiscal 2006. The $5.9 million increase between fiscal 2007 and 2008 was primarily attributable to the following:

•	$4.6 million provision for losses assigned to our total exposure to undrawn letters of credit and undrawn commercial lines of credit.

•	$470,000 increase in FDIC and Office of Thrift Supervision assessments.

•	$360,000 increase in appraisal fees related to reviews of the construction portfolio.

The $1.5 million increase between fiscal 2006 and 2007 was primarily attributable to higher operating expenses resulting from the growth in our deposit portfolio, the opening of our new retail banking branches and moving expenses associated with the consolidation of our administrative operations into a single facility.

Income Taxes

Income tax benefit was $57.0 million for fiscal 2008 compared to income tax expense of $39.8 million for fiscal 2007 and $40.8 million for fiscal 2006. The effective income tax rates were 20.2%, 41.6% and 43.9% for fiscal 2008, 2007 and 2006, respectively. The effective tax rate in fiscal 2008 includes recording a $61.1 million valuation allowance against the Company’s consolidated deferred tax asset due to uncertainty regarding its realization.

The decrease in our effective tax rate in fiscal 2007 compared to fiscal 2006 was due primarily to the elimination of the permanent difference as a result of the completion of our leveraged ESOP.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet other obligations on a timely and cost-effective basis. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2008 cash and short-term investments totaled $47.4 million.

Effective July 11, 2001 the OTS adopted a rule eliminating the statutory liquidity requirement. In its place, the OTS adopted a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.

Our internal policy is to maintain cash, readily marketable debt securities with final maturities of one year or less and unused borrowing capacity at the FHLB and FRB at least equal to 15% of all transaction account balances and certificates of deposit maturing within one year (our “defined liquidity ratio”). At March 31, 2008, our defined liquidity ratio was 17.7%. Our defined liquidity ratio averaged 20.9% for fiscal 2008. In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity. At March 31, 2008, our largest core deposit relationship was $29.7 million and our ten largest core deposit relationships aggregated $65.5 million. As an additional component of liquidity management, we seek to maintain sufficient mortgage and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least 5% of total assets. At March 31, 2008, our immediate borrowing capacity was $495.0 million or 12.0% of the Bank’s total assets.

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

During fiscal 2008, we did not find it necessary to constrain loan originations as the result of liquidity considerations. However, subsequent to March 31, 2008, as the result of adverse information released about the Company’s fiscal 2008 performance, we have experienced significant deposit outflows. Between March 31, 2008 and June 13, 2008, net deposit outflows were $519.4 million. These outflows have placed a strain on the Bank’s liquidity position and as a result the Bank has had to limit loan originations and borrow additional funds from the

Federal Home Loan Bank. As of June 13, 2008 the Bank’s defined liquidity ratio stands at 14.4%. As of June 13, 2008, the Bank has unused FHLB borrowing capacity of $1.7 million and has approximately $336 million cash on hand and in banks. Should the Bank experience continued deposit outflows it may be required to take extraordinary steps such as selling assets to meet liquidity needs.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.

Cash flows provided by operating activities were $42.6 million, $63.7 million and $59.8 million for fiscal 2008, 2007 and 2006, respectively. This decrease in net cash provided by operating activities from $63.7 million in fiscal 2007 to $42.6 million in fiscal 2008 was primarily due to the net loss recorded in fiscal 2008 and the increase in income taxes receivable, partially offset by an increase in provision for loan and lease losses.

The increase in net cash provided by operating activities from $59.8 million in fiscal 2006 to $63.7 million in fiscal 2007 was primarily due to a $3.8 million increase in net earnings between fiscal 2006 and 2007.

Cash flows provided by investing activities was $172.9 million for fiscal 2008 compared to net cash used of $221.0 million and $415.4 million for fiscal 2007 and 2006, respectively. Net cash provided by investing activities was attributable principally to a net decrease of $348.4 million in loan and leases due to lower originations, a decrease of $51.5 million in the purchase of securities, a decrease of $8.3 million in the purchase of property and equipment and an increase of $11.8 million related to a net redemption of FHLB stock.

The decrease in net cash used in investing activities from $415.4 million in fiscal 2006 to $221.0 million in fiscal 2007 was primarily due to a $136.9 million decrease in loans and leases held for investment, and an increase in proceeds from sale of securities and assets acquired through foreclosure in fiscal 2007 as compared to fiscal 2006.

Cash flows used in financing activities was $227.8 million for fiscal 2008 compared to net cash provided of $158.1 million and $369.6 million for the fiscal years ended March 31, 2007 and 2006, respectively. Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. The increase in net cash used in financing activities in fiscal 2008 was primarily due to the following items:

•	A $114.0 million decrease in the use of FHLB advances and other borrowings in fiscal 2008 as compared to a decrease of $46.7 million in fiscal 2007.

•	A decrease in deposit growth of $93.6 million between fiscal 2007 and 2008 as compared to an increase of $234.3 million in fiscal 2007.

•	Partially offset by $30.0 million in proceeds from issuance of junior subordinated debentures.

The decrease in net cash provided by financing activities from $369.6 million in fiscal 2006 to $158.1 million in fiscal 2007 was primarily due to the issuance of $25.8 million of junior subordinated debentures during fiscal 2006, a decrease in the use of FHLB advances and other borrowings and decrease in deposit growth.

Deposits, particularly core deposits, provide a more preferable source of funding than do FHLB advances and other borrowings. However, as and to the extent competitive or market factors do not allow us to meet our funding needs with deposits, FHLB advances and other borrowings provide a readily available source of liquidity. As of March 31, 2008 and 2007, the Bank had maximum borrowing capacity from the FHLB of San Francisco of $1.11 billion and $1.80 billion, respectively. Based upon pledged collateral in place, the available borrowing capacity was $495.0 million and $605.2 million at March 31, 2008 and 2007, respectively.

We also have the ability to borrow funds under reverse repurchase agreements collateralized by securities. We had no borrowings under reverse repurchase agreements outstanding at March 31, 2008 and 2007.

We had a secured term loan in the amount of $48.0 million with a commercial bank as of March 31, 2008. Subsequent to March 31, 2008, we made a $4.0 million principal payment bringing both the line of credit and outstanding balance to $44.0 million as of May 31, 2008.

Effective on May 31, 2008, we entered into an amendment to extend the maturity date of the Loan from May 31, 2008 to June 16, 2008. The amendment also provided that the lender will waive a prepayment requirement in connection with proceeds from the sale of a loan expected to be received by us. As consideration for the amendment and waiver, we agreed to make an additional payment of $440,000 at the maturity date of the loan in the event of the successful completion of a recapitalization that returns the Bank’s capital levels to above “well-capitalized” for regulatory purposes.

On June 13, 2008, the Company entered into a further amendment of the Loan. The amendment extended the maturity date of the note to June 16, 2009, removed the requirement to make prepayments, removed the requirement to maintain minimum regulatory capital ratios, consented to the Merger Agreement, removed as an event of default the receipt by the Bank or the Company of a formal regulatory directive and removed the requirement to pay the $440,000 success fee.

Additionally, we have the capability to borrow funds from the Federal Reserve Bank discount window. As of March 31, 2008, the Bank’s borrowing capacity at the Federal Reserve Bank was approximately $21.2 million.

At March 31, 2008, the Bank’s tangible capital level was $229.5 million, or 5.65% of adjusted total assets, which is above the required level of $60.9 million, or 1.5% and core capital of $229.5 million, or 5.65% of adjusted total assets, which is above the required level of $162.5 million, or 4.00%. At March 31, 2008, our total risk-based capital of $273.7 million, or 7.81% of risk-weighted assets, is below the required level of $280.4 million, or 8.00% to be considered “adequately capitalized.” Effective with the filing of our TFR on April 30, 2008 for the quarter ended March 31, 2008, risk-based capital was reported as 9.0% which is considered “adequately capitalized” under OTS regulations. After filing the TFR, the Company added $36 million to its provision for loan and lease losses reflecting expectations of collateral value declines on its construction and land loan portfolio from appraisals performed during May and June 2008. The impact of the loan collateral value decline is reflected in the financial statements as of March 31, 2008. As a result of recording these additional provisions as well as certain other adjustments to earnings and capital, our total risk-based capital has been reduced to $273.7 million, or 7.81% of risk-weighted assets, which is below the level of $280.4 million, or 8.00% to be considered “adequately capitalized.” The Bank has notified the OTS of the adjustments recorded subsequent to the filing of its March 31, 2008 TFR and at such time as the Bank is instructed by the OTS to file an amended TFR as of March 31, 2008 or is otherwise so designated by the OTS, the Bank will be considered “undercapitalized” as of March 31, 2008 for regulatory purposes. As a consequence, we may be subject to certain regulatory actions, and if we fail to raise additional capital, we may be subject to more severe actions. In connection with the aforementioned Merger Agreement, on June 16, 2008, capital infusions of $8.0 million were made to the Bank, which exceeds by $1.4 million the amount by which the Bank was below the level which would have been required for the Bank to have been deemed “adequately capitalized” as of March 31, 2008 after taking into account the adjustments noted above. Given the relatively capital intensive composition of our balance sheet with a relatively high proportion of our total assets in Four-C loans, especially residential construction and land and a very low proportion of our total assets in securities, the Bank’s total risk-based capital is a more restrictive limitation on our operations than is tangible or core capital.

At March 31, 2008, we had no material contractual obligations or commitments for capital expenditures. At March 31, 2008, we had outstanding commitments to originate and purchase loans of $83.3 million and none, respectively, compared to $67.9 million and none, respectively, at March 31, 2007. Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At March 31, 2008 and 2007, we had standby letters of credit of $17.1 million and $29.0 million, respectively. We anticipate that we will have sufficient funds available to meet our commitments. At March 31, 2008 and 2007, we had no outstanding commitments to purchase securities. See “Item 1 – Business – General.” Certificate accounts that are scheduled to mature in less than one year from March 31, 2008 totaled $1.55 billion. In response to the increases in short-term interest rates initiated by the Federal Reserve, as well as competitive market forces, rates on CDs have increased disproportionately to those of more liquid accounts. As a result, we have seen a shift in customer behavior back towards CDs. We anticipate that this shift in consumer preference will continue as and to the extent general market conditions create continued widening of the rate differential between CDs and liquid accounts.

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

Aggregate Contractual Obligations

The following table summarizes our material contractual obligations at March 31, 2008. The payment amounts represent those principal amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

Further discussion of the nature of each obligation is included in the referenced notes to the consolidated financial statements.

	Item 8 Note Reference	Within 1 Year	1 to 3 years	3 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Certificates of deposit	11	$1,552,297	69,857	35,102	278	1,657,534
FHLB advances	12	500,000	90,000	10,000	—	600,000
Commercial term loan	12	48,000	—	—	—	48,000
Junior subordinated debentures	13	—	—	—	87,630	87,630
Noncancelable operating leases	19	2,808	5,085	4,430	21,380	33,703
Commitments to originate loans and leases:
Fixed rate	20	2,677	—	—	—	2,677
Variable rate	20	80,617	—	—	—	80,617

Total		$2,186,399	164,942	49,532	109,288	2,510,161

Undisbursed loan commitments:	Balance
(Dollars in thousands)
Construction	$247,616
Consumer	204,335
Commercial	149,766
Letters of credit	17,091

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

Off-Balance Sheet Arrangements

We maintain certain off-balance sheet arrangements. For a discussion of these arrangements, please see “Note 20 – Off-Balance Sheet Risk” to our Consolidated Financial Statements contained herein.

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

Financial Derivatives

It is the policy of the Company not to speculate on the future direction of interest rates. However, the Company may enter into financial derivatives in order to seek to mitigate exposure to interest rate risks related to specific interest-earning assets and interest-bearing liabilities. We believe that these transactions, when properly structured and managed, mitigate interest rate risk inherent in specific financial instruments. To date, our derivatives activities have been limited to two pay-fixed, receive floating interest rate swaps entered into in connection with two issuances of junior subordinated debentures. Other hedge transactions may be implemented using interest rate swaps, interest rate caps, floors, financial futures, forward rate agreements, and options on futures or bonds. Prior to considering any hedging activities, we analyze the costs and benefits of the hedge in comparison to other viable alternative strategies.

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

In February 2006, we determined that because of an interest deferral provision contained in the debt securities, we did not qualify for the use of the “short-cut” method for establishing a cash flow hedging relationship under the provisions of SFAS 133. As a result, a non-cash credit of $1.6 million was included in non-interest income in fiscal 2006 and non-cash charges of $597,000 and $2.2 million were included in non-interest income in fiscal 2007 and 2008, respectively. These non-cash charges and credits will occur over the remaining terms of the swaps which run through September 2009 and 2010 as a component of “non-interest income”. As a result of the realization of the non-cash credits in earnings a reclassification was included as a reduction in other comprehensive earnings in the amount of $93,000 and $1.4 million for the years ended March 31, 2007 and 2006, respectively. Hedge accounting was not applied and the change in fair value of the derivatives was recorded in the Statement of Earnings. From a purely economic standpoint, these swaps are expected to continue to be effective in hedging the floating rate nature of the debt against the 3 month LIBOR. See “Item 1—Business — Sources of Funds — Junior Subordinated Debentures and Note 13 to the Consolidated Financial Statements”.

The table below shows the notional amounts of our interest rate swap maturities and average rates at March 31, 2008 and 2007.

Interest Rate Swap Maturities and Average Rates

As of March 31, 2008

	2009	Fair Value (3) (4)
	(Dollars in thousands)
Notional Amount	$30,000	(743)
Weighted Average rate paid	6.08%	—
Weighted Average rate received	(1)	—

Interest Rate Swap Maturities and Average Rates

As of March 31, 2008

	2010	Fair Value (3) (5)
	(Dollars in thousands)
Notional Amount	$10,000	(470)
Weighted Average rate paid	5.98%	—
Weighted Average rate received	(2)	—

(1)	Interest rate received is LIBOR plus 220 basis points. This averaged 7.40 percent during fiscal 2008 and was 5.29 percent at March 31, 2008.
(2)	Interest rate received is LIBOR plus 152 basis points. This averaged 6.71 percent during fiscal 2008 and was 4.61 percent at March 31, 2008.
(3)	Fair value is as of March 31, 2008.

(4)	For the year ended March 31, 2008, a non-cash charge of $1.6 million is reported in non-interest income in our statement of earnings.
(5)	For the year ended March 31, 2008, a non-cash charge of $634,000 is reported in non-interest income in our statement of earnings.

Interest Rate Swap Maturities and Average Rates

As of March 31, 2007

	2009	Fair Value (3) (4)
	(Dollars in thousands)
Notional Amount	$30,000	807
Weighted Average rate paid	6.08%	—
Weighted Average rate received	(1)	—

Interest Rate Swap Maturities and Average Rates

As of March 31, 2007

	2010	Fair Value (3) (5)
	(Dollars in thousands)
Notional Amount	$10,000	165
Weighted Average rate paid	5.98%	—
Weighted Average rate received	(2)	—

(1)	Interest rate received is LIBOR plus 220 basis points. This averaged 7.55 percent during fiscal 2007 and was 7.56 percent at March 31, 2007.
(2)	Interest rate received is LIBOR plus 152 basis points. This averaged 6.86 percent during fiscal 2007 and was 6.88 percent at March 31, 2007.
(3)	Fair value is as of March 31, 2007.
(4)	For the year ended March 31, 2007, a non-cash charge of $473,000 is reported in non-interest income in our statement of earnings.
(5)	For the year ended March 31, 2007, a non-cash charge of $124,000 is reported in non-interest income in our statement of earnings.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48, effective April 1, 2007, did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”), which provides a revised definition of fair value, guidance on the methods used to measure fair value and also expands financial statement disclosure requirements for fair value information. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. We do not expect the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We do not expect the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Assets
Cash and equivalents	$47,357	59,587
Investment securities held-to-maturity (estimated fair value of $6,646 at March 31, 2007)	—	6,712
Investment securities available-for-sale, at fair value	7,474	28,067
Mortgage-backed securities available-for-sale, at fair value	106,904	186,607
Loans held-for-sale, at lower of cost or market value	16,422	—
Loans and leases receivable, (net of allowances for loan and lease losses of $144,523 and $46,315 at March 31, 2008 and 2007, respectively)	3,701,195	4,116,232
Federal Home Loan Bank (FHLB) stock, at cost	36,417	46,158
Accrued interest receivable	15,063	25,704
Assets acquired through foreclosure, net	1,749	—
Property and equipment, net	59,301	56,564
Deferred income tax asset	—	2,129
Income Taxes Receivable	78,230	7,960
Prepaid expenses and other assets	32,340	17,807

Total assets	$4,102,452	4,553,527

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$3,198,095	3,291,645
FHLB advances and other borrowings	661,262	775,300
Junior subordinated debentures	87,630	56,702
Accrued expenses and other liabilities	31,078	32,767

Total liabilities	3,978,065	4,156,414

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 22,624,961 and 24,156,834, outstanding 22,624,961 and 24,108,834 at March 31, 2008 and 2007, respectively	225	240
Additional paid-in capital	172,217	180,285
(Accumulated deficit) retained earnings	(46,015)	221,892
Accumulated other comprehensive losses	(2,040)	(5,304)

Total stockholders’ equity	124,387	397,113

Total liabilities and stockholders’ equity	$4,102,452	4,553,527

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss)

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases receivable	$286,764	321,309	245,435
Mortgage-backed securities	8,030	10,370	9,479
Investment securities and deposits	3,020	6,004	4,632

Total interest income	297,814	337,683	259,546

Interest on deposits	117,658	106,378	61,605
Interest on borrowings	41,738	49,735	27,427

Total interest expense	159,396	156,113	89,032

Net interest income	138,418	181,570	170,514
Provision for loan and lease losses	322,637	9,720	6,395

Net interest income (expense) after provision for loan and lease losses	(184,219)	171,850	164,119

Non-interest income:
Deposit and related fees	15,092	13,473	12,772
Loan and servicing fees	1,347	2,260	2,347
Trust, investment and insurance fees	5,809	5,792	4,575
Gain on sale of loans, net	285	238	180
Gain (loss) on sale of securities, net	(445)	(12)	923
Mark-to-market on interest rate swaps	(2,185)	(597)	1,568
Impairment on mortgage-backed securities	(235)	—	—
Lower of cost or market – loans held for sale	(10,168)	—	—
Other non-interest income	3,272	2,704	1,353

Total non-interest income	12,772	23,858	23,718

Non-interest expense:
General and administrative:
Compensation and benefits	55,269	55,530	55,104
Occupancy and equipment	20,189	16,641	14,897
Marketing and professional services	14,084	13,003	11,175
Other general and administrative	21,234	15,290	13,784

Total general and administrative	110,776	100,464	94,960
Foreclosed asset operations, net	131	(470)	(6)

Total non-interest expense	110,907	99,994	94,954

Earnings (loss) before income taxes	(282,354)	95,714	92,883
Income tax expense (benefit)	(56,974)	39,805	40,803

Net earnings (loss)	$(225,380)	55,909	52,080

Basic earnings (loss) per share	$(9.81)	2.28	2.13

Weighted average shares outstanding for basic earnings (loss) per share	22,986,082	24,496,258	24,441,424

Diluted earnings (loss) per share	$(9.81)	2.25	2.10

Weighted average shares outstanding for diluted earnings (loss) per share	22,986,082	24,841,109	24,854,837

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings (Loss)

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Net earnings (loss)	$(225,380)	55,909	52,080

Other comprehensive earnings (loss), net of income tax expense (benefit)
Change in unrealized gains (loss) on:
Investment securities available-for-sale, at fair value, net of income tax expense (benefit) of $(4), $70 and $139 at March 31, 2008, 2007 and 2006, respectively	(6)	96	192
Mortgage-backed securities available-for-sale, at fair value, net of income tax expense (benefit) of $1,133, $1,217 and $(433) at March 31, 2008, 2007 and 2006, respectively	1,700	1,682	(598)
Reclassification of realized investment securities gains included in earnings, net of income tax expense (benefit) of $8, $(343) and $(568) at March 31, 2008, 2007 and 2006, respectively	11	(473)	(785)
Reclassification of realized mortgage-backed securities losses included in earnings, net of income tax expense (benefit) of $(297), $256 and $0 at March 31, 2008, 2007 and 2006, respectively	(410)	353	—
Reclassification of realized credits on interest rate swaps included in earnings, net of income tax benefit of $0, $67 and $607 at March 31, 2008, 2007 and 2006, respectively	—	(93)	(837)
Change in fair value of interest rate swaps, net of income tax expense of $0, $0 and $329 at March 31, 2008, 2007 and 2006, respectively	—	—	454

	1,295	1,565	(1,574)

Minimum pension and other benefit liability adjustments	1,031	1,034	(548)
Tax benefit (expense) on change in minimum pension and other benefit liability	(434)	(435)	230
Deferred tax valuation allowance	1,372	—	—

Total other comprehensive earnings (loss)	3,264	2,164	(1,892)

Comprehensive earnings (loss)	$(222,116)	58,073	50,188

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share data)
Balance at March 31, 2005	24,782,623	$248	164,536	178,288	(352)	(1)	(5,793)	336,926
Net earnings	—	—	—	52,080	—	—	—	52,080
Repurchase of common stock	(783,960)	—	(3,724)	(19,620)	—	(8)	—	(23,352)
Change in minimum pension liability	—	—	—	—	—	—	(548)	(548)
Stock issued under incentive plans	81,000	1	765	—	—	—	—	766
Amortization under stock-based compensation plans	—	—	5,665	—	352	—	—	6,017
Stock options exercised	413,809	4	3,472	—	—	—	—	3,476
Dividends ($0.620 per share for 2006)	—	—	—	(15,157)	—	—	—	(15,157)
Treasury stock retirement	—	(9)	—	—	—	9	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	—	(1,191)	(1,191)
Changes in unrealized gains on interest rate swap, net	—	—	—	—	—	—	(383)	(383)
Tax benefit from stock-based compensation/minimum pension liability	—	—	4,867	—	—	—	230	5,097

Balance at March 31, 2006	24,493,472	244	175,581	195,591	—	—	(7,685)	363,731
Net earnings	—	—	—	55,909	—	—	—	55,909
Repurchase of common stock	(476,500)	—	(2,263)	(12,430)	—	(5)	—	(14,698)
Change in minimum pension and other benefit liability	—	—	—	—	—	—	1,034	1,034
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	—	217	217
Stock issued under incentive plans	41,706	—	—	—	—	—	—	—
Amortization under stock-based compensation plans	—	—	4,671	—	—	—	—	4,671
Stock options exercised	98,156	1	810	—	—	—	—	811
Dividends ($0.70 per share for 2007)	—	—	—	(17,178)	—	—	—	(17,178)
Treasury stock retirement	—	(5)	—	—	—	5	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	—	1,658	1,658
Changes in unrealized gains on interest rate swap, net	—	—	—	—	—	—	(93)	(93)
Tax benefit (expense) from stock-based compensation/ minimum pension and other benefit liability	—	—	1,486	—	—	—	(435)	1,051

Balance at March 31, 2007	24,156,834	240	180,285	221,892	—	—	(5,304)	397,113
Net loss	—	—	—	(225,380)	—	—	—	(225,380)
Repurchase of common stock	(1,611,975)	—	(7,657)	(29,443)	—	(16)	—	(37,116)

See accompanying notes to consolidated financial statements.

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share data)
Change in minimum pension and other benefit liability	—	—	—	—	—	—	1,031	1,031
Stock issued under incentive plans	73,426	1	—	—	—	—	—	1
Amortization under stock-based compensation plans	—	—	1,403	—	—	—	—	1,403
Reversal of amortization under stock-based compensation plans	—	—	(2,281)					(2,281)
Stock options exercised	6,676	—	56	—	—	—	—	56
Stock options expense	—	—	441	—	—	—	—	441
Dividends ($0.57 per share for 2008)	—	—	—	(13,084)	—	—	—	(13,084)
Treasury stock retirement	—	(16)	—	—	—	16	—	—
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	—	1,295	1,295
Deferred tax valuation allowance	—	—	—	—	—	—	1,372	1,372
Tax benefit (expense) from stock-based compensation and other benefit liability	—	—	(30)	—	—	—	(434)	(464)

Balance at March 31, 2008	22,624,961	$225	172,217	(46,015)	—	—	(2,040)	124,387

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(225,380)	55,909	52,080
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums net of discount accretion on loans, leases and securities	798	1,121	1,724
Dividends on FHLB stock	(2,095)	(2,275)	(2,304)
Provision for losses on:
Loans and leases	322,637	9,720	6,395
Real estate	150	—	—
Standby letters of credit	4,600	—	—
Loss (gain) on sales of loans, securities available-for-sale, real estate and property and equipment	91	(1,280)	(1,068)
Write down to lower of cost or market - loans held for sale	10,168	—	—
Depreciation and amortization of property and equipment	6,417	4,814	3,794
Loans originated for sale	(24,169)	(25,380)	(15,556)
Proceeds from sale of loans held-for-sale	25,954	26,413	16,407
Amortization of stock-based compensation	(878)	4,671	6,783
Stock option expense	441	14	94
Amortization of deferred issuance cost on junior subordinated debt	80	80	72
Decrease (increase) in market value on interest rate swaps	2,185	597	(1,568)
Deferred income tax expense (benefit), net	2,129	(1,541)	(4,477)
Increase in income tax receivable, net	(70,270)	(2,289)	(1,573)
Increase in note receivable	(11,762)	—	—
Other, net	1,547	(6,850)	(1,016)

Net cash provided by operating activities	42,643	63,724	59,787

Cash flows from investing activities:
Net change in loans and leases	61,662	(286,780)	(423,726)
Principal payments on mortgage-backed securities available-for-sale	51,675	63,456	70,263
Principal payments on investment securities available-for-sale	2,455	26,847	45,035
Purchases of investment securities held-to-maturity	(5,802)	—	—
Purchases of investment securities available-for-sale	—	(49,183)	(44,567)
Purchases of mortgage-backed securities available-for-sale	(34,371)	(42,449)	(50,766)
Redemption of FHLB stock	11,836	—	8,808
Purchase of FHLB stock	—	(4,576)	(3,972)
Proceeds from maturities of securities	30,769	20,000	—
Proceeds from sale of investment securities available-for-sale	—	34,638	1,315
Proceeds from sale of mortgage-backed securities available-for-sale	63,676	24,197	—
Proceeds from sale of real estate and property and equipment	142	10,296	2
Purchases of property and equipment	(9,154)	(17,471)	(17,749)

Net cash provided by (used in) investing activities	172,888	(221,025)	(415,357)

See accompanying notes to consolidated financial statements.

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from financing activities:
Net change in deposits	$(93,550)	234,336	321,372
Proceeds from long-term FHLB advances and other borrowings	872,750	859,200	827,000
Repayment of long-term FHLB advances and other borrowings	(1,145,050)	(955,900)	(665,000)
Net change in short-term FHLB advances and other borrowings	158,262	50,000	(109,423)
Proceeds from issuance of junior subordinated debentures, net	30,000	—	25,774
Proceeds from exercise of stock options	57	811	3,476
Cash dividends	(13,084)	(17,178)	(15,157)
Excess tax benefit from stock-based compensation arrangements	(30)	1,486	4,867
Purchase of treasury stock	(37,116)	(14,698)	(23,352)

Net cash provided by (used in) financing activities	(227,761)	158,057	369,557

Net increase (decrease) in cash and cash equivalents	(12,230)	756	13,987
Cash and cash equivalents, beginning of year	59,587	58,831	44,844

Cash and cash equivalents, end of year	$47,357	59,587	58,831

Supplemental information:
Interest paid	162,633	151,832	88,409
Income taxes paid	13,800	42,150	42,210
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	1,995	—	8,390
Loans charged-off	(224,945)	(898)	(2,896)

See accompanying notes to consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Liquidity, Capital Adequacy, and Going Concern Considerations

Due to the turmoil in the real estate industry during 2007 and 2008, we experienced a net loss of $225.4 million for the fiscal year ended March 31, 2008, due primarily to a $322.6 million provision for loan and lease losses. Adverse information released about our fiscal 2008 performance has resulted in a substantial outflow of customer deposits subsequent to March 31, 2008, and a reduction in available liquidity. Our operations are not expected to produce positive cash flows and continued operations depend on our ability to meet existing debt obligations. As of April 30, 2008, we would have been in default of certain financial covenants on our line of credit with a commercial bank, however we negotiated a waiver of the events of default. At this time we do not have sufficient funds to repay the outstanding principal of our debt.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of our inability to repay the outstanding principal balance of our debt. The Company may not be able to continue as a going concern.

Additional sources of capital will be required for us to generate positive cash flow, and continue operations through fiscal 2009 and beyond. We have taken the following actions to enhance our liquidity position:

•

On June 13, 2008, the Company entered into an Agreement and Plan of Merger among PFF Bancorp, Inc., FBOP Corporation, and California Madison Holdings, Inc (the “Merger Agreement”). Under the terms of the Agreement, which was unanimously approved by the Company’s Board of Directors, and upon the consummation of the transaction contemplated by the Merger Agreement, stockholders will receive $1.35 in cash for each share of the Company’s common stock held. In addition, FBOP Corporation agreed to immediately provide a secured, convertible loan to the Company in the amount of $7.0 million the proceeds from which were downstreamed to the Bank on June 16, 2008. The consummation of the merger is subject to regulatory approvals, approval by the Company’s stockholders and the satisfaction of other conditions set forth in the Merger Agreement.

•	The Board of Directors suspended the cash dividend to stockholders effective January 2008.

•

In January 2008, we restructured the terms of our line of credit with a commercial bank to convert the debt to a secured term loan, reduce the amount available for borrowing to $49.4 million, and extend the maturity date to May 31, 2008. In March 2008, we made a $1.4 million principal payment on the note and in April 2008, we made a $4.0 million principal payment on the note, leaving an outstanding balance of $44.0 million. Effective May 31, 2008, we entered into an amendment and waiver in connection with the restructuring of the secured term loan agreement. The amendment extends the maturity date from May 31, 2008, to June 16, 2008. In connection with the Merger Agreement, the maturity date of this debt was extended to June 16, 2009. See “Note 27—Subsequent Events.”

•

We have deferred interest payments on our long-term subordinated debt, and may continue to defer these payments, as necessary. We have the contractual right to defer the payment of interest on our long-term subordinated debt for up to twenty quarters.

•	On April 30, 2008, we completed a sale of Diversified Builder Services, Inc. loans for $13.2 million.

•

In the first quarter of fiscal 2009, we began the process of evaluating the possible sale of approximately $105.8 million in commercial real estate and multi-family loans to a finance corporation and also began the process of securitizing approximately $256.0 million in single-family residential loans, which could be sold in the capital markets if necessary. Pursuant to the terms of the Merger Agreement, any transactions of this nature would require the prior approval of FBOP Corporation.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additionally, as a federally chartered savings institution, the Bank is subject to extensive regulation, examination and supervision by the OTS and other federal banking authorities. Under OTS prompt corrective action regulations, the OTS is required to take certain corrective regulatory actions, and is authorized to take other supervisory actions against undercapitalized savings banks. Effective with the filing of our TFR on April 30, 2008 for the quarter ended March 31, 2008, risk-based capital was reported as 9.0% which is considered “adequately capitalized” under OTS regulations. After filing the TFR, the Company added $36 million to its provision for loan and lease losses reflecting collateral value declines at March 31, 2008 on its construction and land loan portfolio from appraisals received during May and June 2008. The impacts of the loan collateral value decline are reflected in the financial statements as of March 31, 2008. As a result of recording these additional provisions as well as certain other adjustments to earnings and capital, our total risk-based capital has been reduced to $273.7 million, or 7.81% of risk-weighted assets, which is below the level of $280.4 million, or 8.00% to be considered “adequately capitalized.” The Bank has notified the OTS of the adjustments recorded subsequent to the filing of its March 31, 2008 TFR and at such time as the Bank is instructed by the OTS to file an amended TFR as of March 31, 2008 or is otherwise so designated by the OTS, the Bank will be considered “undercapitalized” as of March 31, 2008 for regulatory purposes. As a consequence, we may be subject to certain regulatory actions, and if we fail to raise additional capital, we may be subject to more severe actions. In connection with the aforementioned Merger Agreement, on June 16, 2008, capital infusion of $7.0 million was made to the Bank. An additional $1.0 million capital infusion was made to the Bank by the Company on June 16, 2008. This total of $8.0 million exceeded by $1.4 million the amount which would have been required for the Bank to have been deemed “adequately capitalized” as of March 31, 2008 after taking into account the adjustments noted above.

(2) Summary of Significant Accounting Policies

The following accounting policies, together with those disclosed elsewhere in our consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of PFF Bancorp, Inc. (the “Bancorp”) and its subsidiaries PFF Bank & Trust, Glencrest Investment Advisers, Inc., PFF Real Estate Services, Inc. and Diversified Builder Services, Inc. (collectively, the “Company”). Our business is conducted primarily through PFF Bank & Trust and its subsidiary, Pomona Financial Services, Inc. (collectively, the “Bank”). Pomona Financial Services, Inc. includes the accounts of Diversified Services, Inc. Glencrest Investment Advisors, Inc. includes the accounts of Glencrest Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation. We have made certain reclassifications to the prior years’ consolidated financial statements to conform to the current year’s presentation. Additionally, we own 100% of the common stock of three unconsolidated special purpose business trusts “PFF Bancorp Capital Trust I”, “PFF Bancorp Capital Trust II” and “PFF Bancorp Capital Trust III” created for the purpose of issuing capital securities.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks of $47.4 million and $51.6 million, and short-term deposits in banks of $0 and $8.0 million at March 31, 2008 and 2007, respectively. We consider all highly liquid debt instruments with maturities at the date of acquisition of three months or less to be cash equivalents.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Held-to-Maturity

Investment securities held-to-maturity are carried at cost, or in the case of mortgage-backed securities and collateralized mortgage obligations at unpaid principal balance, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable to the extent we have intent and ability to hold these securities until maturity as part of our portfolio of long-term interest earning assets. We evaluate all of our investment securities held-to-maturity on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. Among the factors considered are the credit ratings of the issuers, any call features inherent in the securities and our intent and ability to hold the securities to maturity. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.

Available-for-Sale

Investment securities, mortgage-backed securities and collateralized mortgage obligations available-for-sale are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments where applicable. Unrealized holding gains and losses are excluded from earnings to the extent we have ability and intent to hold until recovery, and reported as a separate component of stockholders’ equity, net of income taxes. We evaluate all of our investment securities and mortgage-backed-securities available for sale on an individual basis no less frequently than quarterly for “other-than-temporary” impairment. In conducting this evaluation, we determine the probability of collection and the risk factors associated with collecting all amounts due according to the contractual terms of the securities. If the security is determined to be other than temporarily impaired, the amount of the impairment is charged to operations. If we do not have either the intent or ability to hold investments with unrealized losses to recovery, all unrealized losses would be charged against earnings.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Loans and Leases Receivable

Loans and leases receivable are stated at unpaid principal balances less the undisbursed portion of construction loans and allowances for loan and lease losses, and net of deferred loan origination fees and premiums/discounts on loans and leases. Premiums/discounts are amortized/accreted using the interest method over the contractual maturities of the loans and leases. Interest income is recognized on an accrual basis.

Uncollected interest on loans and leases contractually delinquent more than ninety days or on loans for which collection of interest appears doubtful is excluded from interest income and accrued interest receivable. Cash payments received on non-accrual loans and leases are recorded to income depending on management’s assessment of the ultimate collectibility of the loan or lease principal. Loans and leases are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

We currently have a number of mortgage loan programs that may be subject to negative amortization. Negative amortization involves a greater risk during a period of higher interest rates, since the loan principal may increase above the amount originally advanced, which may increase the risk of default. The risk of default is reduced by negative amortization caps, underwriting criteria and the stability provided by payment schedules. While analyzing loans subject to negative amortization, we consider several factors including, but not limited to, economic trends and conditions, delinquency and charge-off trends, estimated loss exposure, management expertise and stability, and changes in underwriting practices, policies and procedures.

Interest income is recognized during each accounting period using the accrual method of accounting for loans subject to negative amortization. Uncollected interest on loans subject to negative amortization that are contractually delinquent ninety days or more is excluded from interest income and accrued interest receivable and the loan is classified as a nonperforming asset. Loans subject to negative amortization are charged-off against the allowance for loan and lease losses in the same manner as any other loan which is considered partially or fully uncollectible.

Loan Origination, Commitment Prepayment and Extension Fees and Related Costs

For loans and leases receivable held-for-investment, origination fees and direct origination costs are deferred, with the net fee or cost being accreted or amortized to interest income over the contractual maturity of the related loan or lease using the interest method. Accretion or amortization is discontinued in the event the loan becomes contractually delinquent by ninety days or more. Accretion or amortization resumes in the period all delinquent interest and principal is paid. When a loan is paid in full, any unamortized net loan origination fee or cost is recognized in interest income. For loans held-for-sale, loan origination fees and direct origination costs are deferred until the loan is sold. When the loan is sold any net loan origination fee or cost is recognized in the calculation of the gain (loss) on sale of loans. Commitment fees and costs related to commitments where the likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period we recognize the remaining net unamortized commitment fees at the time of exercise over the life of the loan using the interest method. During fiscal 2006, we reclassified the loan prepayment fees and amortization of extension fees from loan and servicing fees to interest income on loans and leases receivable. Net interest income for all periods presented reflects loan prepayment fees and amortization of extension fees.

Valuation Allowances for Loans and Leases Receivable

Valuation allowances for loans and leases receivable are provided on both a specific and non-specific basis. Specific allowances are provided when an identified significant decline in the value of the underlying collateral occurs or an identified adverse situation occurs that may affect the borrower’s ability to repay. Non-specific allowances are provided based on a number of factors, including our past loss experience, current economic conditions and management’s ongoing evaluation of the credit risk inherent in the portfolio.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We believe that our allowances for loan and lease losses are adequate. While we use available information to recognize losses on loans and leases, future additions to the allowances may be necessary based on changes in economic conditions. Some of the judgmental factors we utilize to determine our level of ALLL include recent charge-off history, trends and delinquencies, industry exposure, changes in underwriting standards, internal controls, borrower concentrations, and economic trends among others. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowances for loan and lease losses. Such agencies may require us to recognize additions to the allowances based on their judgments of the information available to them at the time of their examinations.

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

When the measurement of an impaired loan or lease is less than the recorded amount of the loan or lease, we either charge-off the loan, or establish a valuation allowance by recording a charge to the provision for loan and lease losses. When we determine that a loss is probable, a valuation allowance is established for the amount of the loss by determining the difference between our recorded investment in the loan and estimated net realizable value of the underlying collateral. If the loan is determined to be “troubled collateral dependent” a charge-off is recorded based upon the difference between our recorded investment and the estimated fair value of the collateral. Subsequent changes in the valuation allowance for impaired loans and leases are recorded with a corresponding charge or credit to the provision for loan and lease losses.

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

Federal Home Loan Bank Stock

Each member of the FHLB is required to own a minimum stock amount equal to the greater of 1% of membership asset value, up to $25 million, or 4.7% of FHLB advances. At March 31, 2008, our required investment in FHLB stock was $28.2 million. Our investment in FHLB stock, carried at cost, was $36.4 million and $46.2 million at March 31, 2008 and 2007, respectively.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

In February 2006, we determined that because of an interest deferral provision contained in the debt securities, we did not qualify for the use of the “short-cut” method for establishing a cash flow hedging relationship under the provisions of SFAS 133. As a result, a non-cash credit of $1.6 million was included in non-interest income in fiscal 2006, and non-cash charges of $597,000 and $2.2 million were included in non-interest income in fiscal 2007 and 2008, respectively. These non-cash charges and credits will occur over the remaining terms of the swaps which run through September 2009 and 2010. As a result of the realization of the non-cash credits in earnings, a reclassification was included as a reduction in other comprehensive earnings in the amount of $93,000 and $1.4 million for the years ended March 31, 2007 and 2006, respectively. Hedge accounting was not applied and the change in fair value of the derivatives was recorded in the Consolidated Statement of Earnings. From a purely economic standpoint, these swaps are expected to continue to be effective in hedging the floating rate nature of the debt against changes in the 3 month LIBOR.

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

SFAS 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees. We implemented SFAS 123R during the first quarter of fiscal 2006.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We account for our share-based payment awards using a fair-value-based measurement determined as of the grant date. Compensation cost is recognized over the requisite period using the grant-date fair value.

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

Earnings Per Share

We calculate our basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net earnings available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based compensation plans. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48, effective April 1, 2007, did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”), which provides a revised definition of fair value, guidance on the methods used to measure fair value and also expands financial statement disclosure requirements for fair value information. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. We do not expect the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

choose different measurement attributes for similar assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We do not expect the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

(3) Investment Securities

The amortized cost and estimated fair values of investment securities are summarized as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
U.S. Government obligations	$6,809	—	—	6,809
Corporate debt securities	526	—	(11)	515
Equity securities:
Direct	150	—	—	150

Total Equity securities	150	—	—	150

Total	$7,485	—	(11)	7,474

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Held-to-maturity:
Bonds, notes and debentures at amortized cost:
U.S. Government obligations	$6,712	1	(67)	6,646

Total	$6,712	1	(67)	6,646

Available-for-sale:
Corporate debt securities	$27,936	—	(19)	27,917
Equity securities:
Direct	150	—	—	150

Total Equity securities	150	—	—	150

Total	$28,086	—	(19)	28,067

We did not sell any investment securities during the year ended March 31, 2008. During the years ended March 31, 2007 and 2006, we sold investment securities generating gross proceeds of $34.6 million and $1.3 million, respectively. During the years ended March 31, 2007 and 2006, gross gains on the sale of investment securities were $681,000 and $923,000, respectively. At March 31, 2008, investment securities having a carrying value of $6.8 million were primarily pledged to secure public deposits.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2008, by contractual maturity are presented below:

Available-for-sale
Maturity	Estimated Fair Value
(Dollars in thousands)
Within one year	$101
After one to five years	1,002
After five to ten years	—
After ten years	6,371

Total	$7,474

The fair value of investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2008 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Available-for-sale:
Investment securities	$515	(11)	—	—	515	(11)

Total	$515	(11)	—	—	515	(11)

The fair value of investment securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Available-for-sale:
Investment securities	$—	—	24,937	(19)	24,937	(19)

Total	$—	—	24,937	(19)	24,937	(19)

All individual investment securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2008 and 2007 had investment grade ratings upon purchase. The issuers of these investment securities have not, to our knowledge, established any cause for default on these investment securities and the various rating agencies have reaffirmed these investment securities’ long term investment grade status at March 31, 2008 and 2007. These investment securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. As the Company could not assert the ability to hold investments until recovery, the unrealized loss at March 31, 2008 was recognized through earnings.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

	March 31, 2008
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$20,311	125	—	20,436
FHLMC	37,504	443	(1)	37,946
FNMA	48,361	173	(12)	48,522

Total	$106,176	741	(13)	106,904

	March 31, 2007
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available-for-sale:
GNMA	$27,570	125	(97)	27,598
FHLMC	64,364	96	(503)	63,957
FNMA	96,169	92	(1,209)	95,052

Total	$188,103	313	(1,809)	186,607

(1)	Amortized cost consists of the book cost of the security less any impairment deemed to be other-than-temporary. During the fiscal year ended March 31, 2008, management recognized an impairment loss of $235,000 on mortgage-backed securities in a continuous unrealized loss position for 12 months or longer. There were no impairment related charges in the fiscal year ended March 31, 2007.

The mortgage-backed securities have remaining maturities of up to 29 years.

During the year ended March 31, 2008, we sold mortgage-backed-securities generating gross proceeds of $63.7 million and generated gross losses of $569,000 and gross gains of $125,000. During the year ended March 31, 2007, we sold mortgage-backed securities generating gross proceeds of $24.2 million. We realized a gross loss of $693,000 and no gains on sales of mortgage-backed securities during fiscal 2007. We did not sell any mortgage-backed securities during the year ended March 31, 2006.

At March 31, 2008, mortgage-backed securities having a carrying value of $105.6 million were pledged to secure public deposits, treasury tax and loan, FHLB advances and Federal Reserve Bank discount window borrowings.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The fair value of securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2008 are as follows:

	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Available-for-sale:
GNMA	$—	—	—	—	—	—
FHLMC	168	(1)	1,693	—	1,861	(1)
FNMA	2,279	(12)	23,059	—	25,338	(12)

Total	$2,447	(13)	24,752	—	27,199	(13)

The fair value of securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows:

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

All individual mortgage-backed securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2008 and 2007 had investment grade ratings upon purchase. The issuers of these mortgage-backed securities have not, to our knowledge, established any cause for default on these mortgage-backed securities and the various rating agencies have reaffirmed these mortgage-backed securities’ long term investment grade status at March 31, 2008 and 2007. These mortgage-backed securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. As the Company could not assert the ability to hold investments until recovery the unrealized loss at March 31, 2008 was recognized through earnings.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Loans and Leases Receivable

Loans and leases receivable are summarized as follows:

	March 31,
	2008	2007
	(Dollars in thousands)
Mortgage loans:
Residential:
One-to-four family	$1,421,918	1,421,310
Multi-family	185,558	235,424
Commercial real estate	622,089	679,526
Construction and land	1,334,645	1,775,589

Total mortgage loans	3,564,210	4,111,849
Commercial loans and leases	165,684	286,678
Consumer	359,846	313,203

Total loans and leases	4,089,740	4,711,730
Less:
Undisbursed portion of construction loans	(247,095)	(547,516)
Net premiums on loans and leases	802	1,361
Net deferred loan origination (fees) costs	2,271	(3,028)
Allowance for loan and lease losses (Note 6)	(144,523)	(46,315)

Total loans and leases receivable, net	$3,701,195	4,116,232

Weighted average yield	7.25%	7.96

We had approximately $1.6 billion in loans pledged to secure FHLB advances as of March 31, 2008.

Loans receivable from our officers and directors were as follows:

	March 31,
	2008	2007
	(Dollars in thousands)
Beginning balance	$3,300	3,431
Additions	1,297	—
Repayments	(929)	(131)

Ending balance	$3,668	3,300

The terms of these loans are consistent with our normal lending policies, however interest rates on these loans are generally lower than those available to the general public. The interest rate charged on real estate loans to our officers and directors is the 11th District Cost of Funds Index (“COFI”) plus 1.015 percent. The interest rate charged on non-real estate loans to our officers and directors is the COFI plus 2.015 – 3.015 percent. As of March 31, 2008 and 2007, there were no impaired loans to officers and directors.

The following table presents impaired loans and leases with specific allowances and the amount of such allowances and impaired loans and leases without specific allowances.

	March 31, 2008
	Loans and Leases with Specific Allowances	Loans and Leases without Specific Allowances	Total Impaired Loans and Leases
	(Dollars in thousands)
Carrying value	$180,998	594,911	775,909
Specific allowance	63,476	—	63,476

Net balance	$117,522	594,911	712,433

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	March 31, 2007
	Loans and Leases with Specific Allowances	Loans and Leases without Specific Allowances	Total Impaired Loans and Leases
	(Dollars in thousands)
Carrying value	$10,199	1,222	11,421
Specific allowance	685	—	685

Net balance	$9,514	1,222	10,736

The average recorded investment in impaired loans and leases totaled $194.0 million in fiscal 2008 and $2.2 million in fiscal 2007. During fiscal 2008, total interest recognized on the impaired and non-accrual loan portfolio was $646,000 compared to $100,000 in fiscal 2007 and $139,000 in fiscal 2006. Interest income recorded utilizing the cash basis method of accounting was $5.6 million in fiscal 2008. There was no income recorded utilizing the cash basis method of accounting for fiscal 2007 and 2006.

The total balance of non-accrual loans was $775.9 million and $11.4 million at March 31, 2008 and 2007, respectively. The aggregate amount of non-accrual loans and leases receivable that are contractually past due 90 days or more as to principal or interest were $167.5 million and $11.4 million at March 31, 2008 and 2007, respectively. Included in non-accrual loans at March 31, 2008 are $608.4 million in loans that are current or less than ninety days past due, but are exhibiting weaknesses in the underlying collateral or borrower strength or were modified without being fully re-underwritten. The aggregate amount of loans and leases that were contractually past due 90 days or more as to principal or interest but still accruing was zero at March 31, 2008 and 2007.

Interest due on non-accrual loans and leases, that was excluded from interest income, was approximately $28.5 million for fiscal 2008, $320,000 for fiscal 2007 and $581,000 for fiscal 2006.

(6) Allowances for Losses on Loans and Leases Receivable

Activity in the allowances for losses on loans and leases is summarized as follows:

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Beginning balance	$46,315	37,126	33,302
Provision	322,637	9,720	6,395
Charge-offs	(224,945)	(898)	(2,896)
Recoveries	516	367	325

Ending balance	$144,523	46,315	37,126

(7) Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	March 31,
	2008	2007
	(Dollars in thousands)
Investment securities	$91	492
Mortgage-backed securities	734	1,014
Loans and leases receivable	14,238	24,198

Total	$15,063	25,704

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Assets Acquired through Foreclosure

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Gain on sale of foreclosed assets, net	$(69)	(458)	(15)
Foreclosed asset expense (income)	50	(12)	9
Provision for losses on foreclosed assets	150	—	—

Total	$131	(470)	(6)

(9) Property and Equipment, net

Property and equipment, net is summarized as follows:

	March 31,
	2008	2007	Estimated Life
	(Dollars in thousands)
Land	$10,897	10,897	—
Buildings and improvements	47,752	41,092	40
Leasehold improvements	6,477	5,964	(a	)
Furniture, fixtures and equipment	47,888	40,949	7
Automobiles	205	171	3
Construction in progress	883	5,923	—

	114,102	104,996
Accumulated depreciation and amortization	(54,801)	(48,432)

Total	$59,301	56,564

(a)	Amortized over the shorter of the life of the improvement or the length of the lease.

Depreciation and amortization expense on premises and equipment for the fiscal years ended March 31, 2008, 2007 and 2006 was $6.4 million, $4.8 million and $3.8 million, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Loan Servicing

Following is a table that summarizes the activity in mortgage servicing rights.

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Mortgage servicing rights, net, beginning of period	$294	283	307
Additions	101	119	71
Amortization	(38)	(16)	(48)
Impairment write-down	(56)	(92)	(47)

Mortgage servicing rights, net, end of period	$301	294	283

Estimated fair value	$301	294	283
At period end:
Mortgage loans serviced for others	$114,891	109,434	99,224
Weighted average interest rate on loans serviced	5.23%	5.41	5.12

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

Loan servicing and sale activities are summarized as follows:

	As of and for the Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Balance sheet information:
Loans held for sale	$16,422	—	795

Statement of earnings information:
Loan servicing fees	289	227	390
Amortization of servicing asset	(38)	(16)	(48)

Loan servicing fees, net	$251	211	342

Gain on sale of loans	$285	238	180

Statement of cash flows information:
Loans originated for sale	$24,169	25,380	15,556

Proceeds from sale of loans	$25,954	26,413	16,407

We originate mortgage loans, which depending upon whether the loans meet our investment objectives, may be sold in the secondary market or to other private investors. We may or may not retain servicing of these

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

loans. Indirect non-deferrable costs associated with origination, servicing and sale activities cannot be determined as these operations are integrated with and not separable from the origination and servicing of portfolio loans, and as a result, these costs cannot be accurately estimated.

(11) Deposits

Deposits and their respective weighted average interest rates paid at the dates indicated are summarized as follows:

	March 31,
	2008		2007
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
	(Dollars in thousands)
Non-interest-bearing demand accounts	0.00%	$263,928	0.00%	$295,078
Interest-bearing demand accounts	0.32	263,243	0.42	317,699
Savings accounts	0.38	117,901	0.42	137,863
Money market accounts	2.61	895,489	3.78	957,348
Certificate accounts	4.41	1,657,534	4.98	1,583,657

Total	3.06%	$3,198,095	3.56%	$3,291,645

Certificate accounts maturing subsequent to March 31, 2008, are summarized as follows:

Year Ending March 31,	Amount
(Dollars in thousands)
2009	$1,552,297
2010	56,058
2011	13,799
2012	23,632
2013	11,470
Thereafter	278

Total	$1,657,534

Interest expense on deposits is summarized as follows:

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Savings accounts	$672	620	555
Interest-bearing demand accounts	1,111	1,660	2,576
Money market savings	37,381	31,351	21,105
Certificate accounts	78,494	72,747	37,369

Total	$117,658	106,378	61,605

At March 31, 2008 and 2007, we had accrued interest payable on deposits of $1.9 million and $2.1 million, which is included in accrued expenses and other liabilities in our accompanying consolidated balance sheets.

At March 31, 2008 and 2007, $66.6 million and $166.0 million of public funds on deposit were secured by loans receivable, mortgage-backed securities and investment securities with aggregate carrying values of $192.6 million and $209.1 million, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At March 31, 2008 and 2007, deposits from our related parties were $974,815 and $683,083, respectively.

The aggregate amount of certificates of deposit with balances of $100,000 or more were $878.3 million and $934.2 million at March 31, 2008 and 2007, respectively. For deposit accounts with balances in excess of $100,000, that portion in excess of $100,000 may not be federally insured.

(12) FHLB Advances and Other Borrowings

FHLB Advances

We utilize FHLB advances as sources of funds. The advances are collateralized by mortgage-backed securities, investment securities and/or loans. We only transact business with the FHLB or brokerage firms that are recognized as primary dealers in U.S. government securities.

At March 31, 2008 and 2007, we had maximum borrowing capacity from the FHLB of San Francisco in the amount of $1.11 billion and $1.80 billion, respectively. Based upon pledged collateral in place, we had available borrowing capacity of $495.0 million and $605.2 million as of March 31, 2008 and 2007, respectively. Pledged collateral consists of certain loans receivable, mortgage-backed securities and investment securities aggregating $1.60 billion and $1.29 billion as of March 31, 2008 and 2007, respectively and our required investment in one hundred dollar par value capital stock of the FHLB of San Francisco.

	March 31,
	2008	2007	2006
	(Dollars in thousands)
FHLB advances:
Average amount outstanding during the year	$662,285	851,186	710,267
Maximum amount outstanding at any month-end during the year	740,000	947,000	811,000
Amount outstanding at fiscal year end (1)	600,000	720,000	795,000
Average interest rate:
For the year	4.91%	5.08	3.35
At year end	3.75	5.30	4.44

(1)	Included in the balance of FHLB advances outstanding at March 31, 2007 and 2006, was a putable borrowing of $15.0 million with a final maturity date of February 12, 2008. The advance was subject to quarterly put dates from May 12, 2007 through the final maturity date.

FHLB advances have the following final maturities at March 31, 2008.

Amount
(Dollars in thousands)
2009	$500,000
2010	80,000
2011	10,000
2012	—
2013	10,000
thereafter	—

Total	$600,000

Other Borrowings

On January 31, 2008, the Company entered into an agreement that amended and restated in its entirety an existing $60.0 million line of credit with a commercial bank (the “Loan”). Under this new agreement, the $60.0 million line of credit was converted to a $49.4 million term loan, which constituted the current principal balance outstanding under the line of credit on the date of the agreement. This Loan is secured by a pledge of all of the capital stock of the Bank. On March 31, 2008, the principal balance of the note was $48.0 million.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	March 31,
	2008	2007	2006
	(Dollars in thousands)
Commercial Term Loan:
Average amount outstanding during the year	$51,018	34,013	12,526
Maximum amount outstanding at any month-end during the year	60,900	55,300	28,078
Amount outstanding at fiscal year end	48,000	55,300	27,000
Average interest rate:
For the year	7.31%	7.12	7.30
At year end	5.95	7.07	6.39

Effective on May 31, 2008, the Company entered into an amendment to extend the maturity date of the Loan from May 31, 2008 to June 16, 2008. The amendment also provided that the lender will waive a prepayment requirement in connection with proceeds from the sale of a loan expected to be received by us. As consideration for the amendment and waiver, we agreed to make an additional payment of $440,000 at the maturity date of the loan in the event of the successful completion of a recapitalization that returns the Bank’s capital levels to above “well-capitalized” for regulatory purposes.

On June 13, 2008, the Company entered into a further amendment of the Loan. The amendment extended the maturity date of the note to June 16, 2009, removed the requirement to make prepayments, removed the requirement to maintain minimum regulatory capital ratios, consented to the Merger Agreement, removed as an event of default the receipt by the Bank or the Company of a formal regulatory directive and removed the requirement to pay the $440,000 success fee.

Secured Borrowing

On March 31, 2008, we entered into a contract for the sale of DBS loans for an aggregate purchase price of $13.2 million. This transaction was accounted for as a financing.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Interest expense on FHLB advances and other borrowings is summarized as follows:

	Year ended March 31,
	2008	2007	2006
	(Dollars in thousands)
FHLB advances	$31,793	42,357	22,862
Other borrowings	4,457	3,318	1,880

Total	$36,250	45,675	24,742

(13) Junior Subordinated Debentures

We established three unconsolidated special purpose trusts in fiscal 2005, 2006 and 2008 for issuing floating rate trust preferred securities (“Capital Securities”) to outside investors. The three unconsolidated special purpose trusts are PFF Bancorp Capital Trust I (“Trust I”) and PFF Bancorp Capital Trust II (“Trust II”), PFF Bancorp Capital Trust III (“Trust III”). They are Delaware statutory trusts. The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof, together with the proceeds from the purchase of the common stock of the trusts by the Bancorp, in junior subordinated debentures issued by the Bancorp.

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

Trust III

On June 26, 2007, we issued $30.0 million of Capital Securities Trust III. The Capital Securities mature September 1, 2037, bear interest at three month LIBOR plus 1.35 percent and pay interest quarterly on March 1, June 1, September 1 and December 1 of each year. We formed and capitalized the Trust III through the issuance of $928,000 of our floating rate junior subordinated debentures.

We have fully and unconditionally guaranteed the Capital Securities along with the obligations of Trust I, Trust II and Trust III under their trust agreements. The guarantee agreement was executed by PFF Bancorp, Inc. which is the guarantor, with Wilmington Trust Company serving as the guarantee trustee for the benefit of the holders of the Capital Securities of the issuer, Trust I, II and III. This guarantee shall terminate as to the Capital Securities (i) upon full payment of the price payable upon redemption of all Capital Securities then outstanding, (ii) upon the distribution of all of the debentures to the holders of all the Capital Securities or (iii) upon full payment of the amounts payable in accordance with the declaration upon dissolution of the issuer. The guarantee was provided pursuant to the requirements of the trusts in order to provide a credit enhancement and incentive for holders to purchase the Capital Securities. The guarantor agrees to assume all obligations of the issuer and guarantees full payment of all obligations. The Capital Securities have an aggregate liquidation amount of $30.0 million under Trust I, $25.0 million under Trust II and $30.0 million under Trust III. In FIN 45, one of the exceptions to recognizing a liability is when a parent guarantees a subsidiary’s debt to a third party, as a result no liability is recognized for this guarantee. The guarantor has no recourse and there is no collateral related to the guarantee.

These Trusts were formed for the exclusive purpose of issuing the Capital Securities and using the proceeds from their issuance to acquire an additional $30.0 million, $25.0 million and $30.0 million, respectively of our floating rate junior subordinated debentures. The floating rate junior subordinated debentures have terms identical to those of the Capital Securities.

The proceeds from the issuance of the junior subordinated debentures were used as a funding vehicle for Diversified Builder Services, Inc. as well as for general corporate purposes. Because the Bancorp is not the primary beneficiary of the Trust, the financial statements of the Trust are not included in the consolidated financial statements of the Company. The $30.9 million, $25.8 million and $30.9 million of junior subordinated debentures acquired by Trust I, Trust II and Trust III, respectively, totaling $87.6 million are reflected as borrowings on our consolidated balance sheet at March 31, 2008. The distributions paid on the junior subordinated debentures are reflected as interest expense in the consolidated statements of earnings. Interest expense on the junior subordinated debentures was $5.5 million and $4.1 million for the fiscal years ended March 31, 2008 and 2007, respectively.

As of May 1, 2008, the Company deferred the quarterly interest payments, due on dates ranging from May 23, 2008 to June 2, 2008, on its junior subordinated debentures in accordance with terms of the indenture agreement. Also, the quarterly interest payments on the trust preferred securities was deferred. No date has been established for the payment of the deferred interest on the junior subordinated debentures or the trust preferred securities.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The table below summarizes the outstanding junior subordinated debentures issued by us as of March 31, 2008:

Trust Name	Issuance Date	Principal Balance of Debentures	Not Redeemable Until	Stated Maturity	Annualized Coupon Rate	Current Interest Rate	Date of Rate Change	Payable/ Distribution Date
(Dollars in thousands)
PFF Bancorp Capital Trust I	September 30, 2004	$30,928	November 23, 2009	November 23, 2034	3 Month LIBOR + 2.20%	5.293%	February 23, 2008	February May August November

PFF Bancorp Capital Trust II	September 16, 2005	$25,774	November 23, 2010	November 23, 2035	3 Month LIBOR + 1.52%	4.613%	February 23, 2008	February May August November

PFF Bancorp Capital Trust II	September 26, 2007	$30,928	September 1, 2012	September 1, 2037	3 Month LIBOR + 1.35%	4.426%	February 23, 2007	March June September December

(14) Derivative Hedging Activities

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive 3 month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. We determined that the interest rate swap does not qualify for hedge treatment under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). As a result, a non-cash charge of $1.6 million and $473,000 were included in non-interest income in the Statements of Earnings for the fiscal years ended March 31, 2008 and 2007, respectively. At March 31, 2008, the interest rate swap with a notional amount of $30.0 million had a fair value of $(743,600). The periodic net settlement of this swap increased noninterest income by $397,000 and $441,000 for the fiscal years ended March 31, 2008 and 2007, respectively.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years. The interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive 3 month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. We determined that the interest rate swap does not qualify for hedge treatment under the provisions of SFAS 133. As a result, a non-cash charge of $634,000 and $124,000 were included in non-interest income in the Statements of Earnings for the fiscal years ended March 31, 2008 and 2007, respectively. At March 31, 2008, the interest rate swap with a notional amount of $10.0 million had a fair value of $(469,800). The periodic net settlement of this swap increased noninterest income by $73,000 and $88,000 for the fiscal years ended March 31, 2008 and 2007, respectively.

(15) Employee Benefit Plans

Pension Plan

We maintain a defined benefit Pension Plan (“Pension Plan”) that provides benefits to our employees based on each employee’s years of service and final average earnings determined over the three-year period prior to the benefit determination date. Employees become fully vested upon completion of five years of qualifying service.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We also maintain a Retirement Plan for all directors and a Supplemental Plan for all senior officers. Effective December 31, 1995, we elected to freeze the Pension Plan, Directors’ Retirement and Supplemental Plan. Accordingly, accrued benefits as of December 31, 1995, have not increased.

The following table sets forth the plans’ change in benefit obligation and change in plan assets at the plans’ most recent measurement dates.

	Year ended March 31,
	2008		2007
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
	(Dollars in thousands)
Change in benefit obligation
Projected benefit obligation, beginning of year	$22,504	2,240	23,390	2,444
Interest cost	1,246	122	1,245	128
Benefits paid	(1,658)	(237)	(1,531)	(239)
Actuarial loss (gain)	(619)	(91)	(600)	(93)

Projected benefit obligation, end of year	$21,473	2,034	22,504	2,240

Change in plan assets
Plan assets, beginning of year	$20,371	—	19,664	—
Actual return on plan assets	860	—	1,238	—
Employer contribution	1,500	237	1,000	239
Benefits paid	(1,658)	(237)	(1,531)	(239)

Plan assets, end of year	$21,073	—	20,371	—

Funded status	$(400)	(2,034)	(2,133)	(2,240)
Unrecognized transition obligation	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized loss	6,118	155	6,815	284

Prepaid (accrued) benefit cost	$5,718	(1,879)	4,682	(1,956)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$(400)	(2,034)	(2,133)	(2,240)
Accumulated other comprehensive income	6,118	155	6,815	284

Net amount recognized	$5,718	(1,879)	4,682	(1,956)

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Net periodic pension costs for fiscal 2008, 2007 and 2006 included the following components:

	Year ended March 31,
	2008		2007		2006
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$1,246	122	1,245	128	1,327	141
Expected return on plan assets	(1,270)	—	(1,229)	—	(1,326)	—
Amortization of unrecognized transition obligation	—	—	—	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—	—	—
Amortization of unrecognized loss	487	38	565	41	507	48

Net periodic pension expense	$463	160	581	169	508	189

The amount included within other comprehensive earnings for the period arising from the change in the additional minimum pension liability is as follows:

	Year ended March 31,
	2008		2007
	Pension Plan	Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
	(Dollars in thousands)
Minimum pension liability adjustment	$(697)	(129)	(1,173)	3

The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets are as follows:

	Year ended March 31,
	2008		2007
	Pension Plan	Directors’ Retirement and Supplemental Plans	Pension Plan	Directors’ Retirement and Supplemental Plans
Weighted-average assumptions
Discount rate	6.25%	6.25	5.75%	5.75
Expected long-term rate of return on plan assets	6.50	—	6.50	—

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The discount rate was determined by matching the projected cash flows to the Citigroup Pension Discount Curve. The expected long-term rate of return on plan assets is based on the historical performance of the plan assets.

The Pension Plan’s target asset allocation range is 20%-60% in equity securities, and 40%-80% in fixed income securities. Equity securities include stocks in U.S. publicly traded companies while fixed income securities include preferred stocks, bonds, U.S. Treasury and Agency securities and cash equivalents. Because there can be diversification limitations in bonds and stocks that may result in unwanted volatility, higher transaction costs, and loss of potential return, mutual funds may be included in the portfolio and can comprise up to 100% of the holdings.

A summary of Pension Plan assets by source is as follows:

	As of March 31,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Cash equivalents	$1,456	7%	$1,033	5%
Bonds	9,620	46	10,020	49
Common Stocks	9,906	47	9,168	45
Mutual Funds	91	—	150	1
Cash	—	—	—	—
Real Estate	—	—	—	—

Total assets	$21,073	100%	$20,371	100%

The following presents the benefits projected to be paid to participants in the Pension Plan for the next ten years:

Fiscal year Ending March 31,	Projected Benefit Payout
(Dollars in thousands)
2009	$1,675
2010	1,689
2011	1,652
2012	1,660
2013	1,663
2014-2018	8,651

Capital Accumulation Plan

In 1985, we established a capital accumulation plan (the “401(k) Plan”), which is available to all employees. Under the 401(k) Plan, we contribute funds in an amount equal to 100% of the first three percent and 50% of the fourth and fifth percent (for a total maximum possible contribution of four percent) of employee contributions. In fiscal 2008, 2007 and 2006, the total 401(k) Plan expense was $1.3 million, $1.1 million and $991,000, respectively and is included in compensation and benefits expense.

Deferred Compensation Plans

We provide a non-qualified Directors’ Deferred Compensation Plan and a non-qualified Employees’ Deferred Compensation Plan that offer directors and senior officers the opportunity to defer compensation through a reduction in salary and then receipt of a benefit upon retirement. The benefit from the Directors’ Deferred Compensation Plan becomes payable no later than the first day of the month following the date the participant attains age 70.5. The benefit from the Employees’ Deferred Compensation Plan is payable at normal retirement (age 65) or actual retirement but no later than age 70.5, or alternatively upon termination if termination occurs earlier due to disability. The primary form of benefit is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other actuarially equivalent payout schedules,

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

including a lump sum payout, are available with certain restrictions. Deferrals are currently credited with an interest rate equal to the highest interest rate paid on a designated date to our depositors or, at the participants’ election, investment earnings or losses equivalent to that of our common stock. Employees and directors can also select to defer receipt of vested stock awards granted under the 1996 Incentive Plan under the terms of the respective deferred compensation plan. Effective January 2008, the plan was frozen for any new deferrals by plan participants. At March 31, 2008 and 2007, the liability under these plans included in accrued expenses and other liabilities was $1.3 million and $1.5 million, respectively.

Post Retirement Medical Benefits

We currently provide post retirement medical coverage to eligible employees. We pay the employees monthly medical premiums for 12 months. After twelve months, the employee may continue on our group medical plan up to age 65 with the employee paying 100% of the premiums. For the fiscal years ended March 31, 2008, 2007 and 2006, the expense associated with this coverage was $95,000, $110,000 and $81,000, respectively. At March 31, 2008 and 2007, the post retirement medical coverage obligation recorded in our accrued expenses and other liabilities was $394,000 and $501,000, respectively.

Post Retirement Executive Death Benefit

We provide a post retirement executive death benefit to former executives. For the fiscal years ended March 31, 2008, 2007 and 2006 the expense associated with this coverage was $23,000, $22,000 and $22,000, respectively. At March 31, 2008 and 2007, the post retirement executive death benefit obligation recorded in our accrued expenses and other liabilities was $407,000 and $410,000, respectively.

Executive Life Insurance Benefit

We purchased life insurance policies for employees under split dollar arrangements. Upon separation from the Bank, the policy was transferred to the employee if the participant was vested. The employee could continue the policy by paying 100% of the premiums. During fiscal year ended March 31, 2008, the benefit was discontinued. All benefits and projected liability at discontinuance were paid to participants. For the fiscal years ended March 31, 2008, 2007, and 2006; the expense (benefit) associated with this coverage was $171,000, $(58,000), and $665,000, respectively. At March 31, 2008 and 2007, the post retirement life insurance coverage obligation recorded in our accrued expenses and other liabilities was $0 and $606,000, respectively.

Employee Stock Ownership Plan

In connection with our initial public offering of stock in March 1996, our ESOP purchased 3,332,700 shares of our common stock at approximately $4.76 per share (adjusted for stock splits), or $15.9 million, which was funded by a 10 year loan from the Bancorp. The final loan installment was repaid in December 2005 from the Company’s contractual and discretionary contributions. Dividends on unallocated shares held by the ESOP were used to accelerate loan paydowns. Dividends on allocated shares were credited to the participants’ accounts. The loan was secured by the common stock owned by the ESOP and shares were allocated to the eligible participants based on compensation as described in the ESOP. The value of ESOP shares committed to be released was included in compensation expense based upon the fair value of the shares on the dates of the commitment. At December 31, 2005, all shares in the initial ESOP had been allocated.

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

For the years ended March 31, 2008, 2007 and 2006, ESOP shares of 343,564, 94,000 and 76,974, respectively were allocated to participants. Compensation expense associated with the ESOP totaled $4.4 million, $3.3 million and $3.2 million for the years ended March 31, 2008, 2007 and 2006, respectively. At March 31, 2008, the number of shares in the ESOP totaled 2,405,296 and were all allocated.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

2006 Equity Incentive Plan

During September 2006, our stockholders approved the PFF Bancorp, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the granting of 2,953,234 options or 1,476,617 restricted stock awards to Directors or employees. New shares will be issued upon the exercise of the options or vesting of the awards. Additionally, any options or awards previously granted under the 2004 Equity Incentive Plan and the 1996 and 1999 Incentive Plans described below that expire, lapse or otherwise terminate for any reason without having been settled in full will become available for issuance under the 2006 Plan. Awards forfeited under the 2004 Equity Incentive Plan and transferred to the 2006 Plan during the years ended March 31, 2008 and 2007, totaled 179,885 and 53,286, respectively. During the year ended March 31, 2008, 2,582 options issued under the 1996 Incentive Plan were forfeited or expired and transferred to the 2006 Plan. During June 2007, 9,000 awards that vest based on service were granted to a non-employee director. The awards vest over a two year period. The fair value of each employee award is the market price on the grant date adjusted for the expected dividend yield over the vesting period of the award. Non-employee director awards are valued at the market price on the grant date.

A summary of our nonvested awards to employees and non-employee director that vest based on a combination of service and performance and service only, respectively, as of March 31, 2008 and 2007 and changes during the twelve months ended March 31, 2008 and 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 1, 2007	313,739	$30.72
Granted	9,000	28.79
Vested	(9,138)	31.59
Forfeited	(92,601)	30.96

Nonvested at March 31, 2008	221,000	$30.51

	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 1, 2006	—	$—
Granted	317,039	30.72
Vested	—	—
Forfeited	(3,300)	30.58

Nonvested at March 31, 2007	313,739	$30.72

The 2006 Plan is a stock based plan that measures our performance relative to a peer group and internal goals. Achievement of performance is required for a payout under the plan. After completion of a review of our performance as measured against a defined peer group and internal goals, a determination was made by management that is was no longer probable that the Company would achieve the performance conditions of the plan. Accordingly, long term incentive plan accruals were reversed pursuant to the provision of the plan during the year ended March 31, 2008. Based on the Company’s performance per the terms of the plan, compensation expense under the 2006 Plan was ($859,000) and $1.2 million for fiscal year ended March 31, 2008 and 2007, respectively. The unrecognized compensation cost related to a non-employee director of $162,000 as of March 31, 2008 is expected to be recognized over a weighted average period of 1.3 years.

During September 2007, 704,000 stock options were granted to employees. An additional 80,000 stock options were granted to an employee in December 2007. These options will cliff vest March 31, 2010.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table contains certain information with respect to stock options granted under the 2006 Plan.

Assumptions Used in Determining Options’ Values
Grant Date	Number Granted	Exercise Price	Expected Term in Years	Risk-free Rate(1)	Expected Volatility	Dividend Yield	Calculated Value of each Option
(Dollars in thousands, except per share data)
Options Granted During the Year Ended March 31, 2008
September 11, 2007	704,000	$16.27	5	4.07%	27.72	5.16%	$2.80
December 19, 2007	80,000	$16.27	5	3.46%	32.95%	6.71%	$1.21

Options Granted During the Year Ended March 31, 2007
	—	—	—	—	—	—	—

Options Granted During the Year Ended March 31, 2006
	—	—	—	—	—	—	—

(1)	The risk-free rate is the market rate for U.S. Government securities with the same maturities as the options.

A summary of option activity under the 2006 Plan is presented below:

For the Year Ended March 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
(Dollars in thousands, except per share data)
Outstanding at March 31, 2007	—	$—	—	$—
Granted	784,000	16.27	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at March 31, 2008	784,000	$16.27	9.45	$—

Options exercisable at March 31, 2008	—	$—	—	$—

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

Compensation expense related to stock options as of March 31, 2008 was $441,000. As of March 31, 2008, there was $1.6 million of total unrecognized compensation cost related to nonvested options granted under the 2006 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2 years.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The table below reflects, for the periods indicated, the activity in our stock options issued under the 2006 Plan.

For the Year Ended March 31, 2008,
Balance at beginning of period	—
Granted	784,000
Exercised	—
Forfeited or expired	—

Balance at end of period	784,000

Options exercisable	—
Options available for grant	—

Weighted average option price per share:
Outstanding	$16.27
Exercisable	—
Exercised	—
Granted	—
Expired	—

Weighted average grant date fair value per share:
Outstanding	$2.64
Exercisable	—
Exercised	—
Granted	—
Expired	—

The following table summarizes information with respect to our stock options outstanding as of March 31, 2008.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At March 31, 2008	Weighted-average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Outstanding at March 31, 2008	Weighted- Average Exercise Price
$ 16.00 to 17.00	784,000	9.45	$16.27	—

	784,000			—

2004 Equity Incentive Plan

The 2004 Equity Incentive Plan (the “2004 Plan”) which was approved by our stockholders in September 2004, authorizes the granting of 1,112,632 options or 556,315 restricted stock awards to Directors or employees. Upon exercise of the options or vesting of awards, new shares will be issued. Any ungranted options or awards along with options or awards previously granted under the 1996 and 1999 Incentive Plans that expire, lapse or otherwise terminate for any reason without having been settled in full become available for issuance under the 2004 Plan. Concurrent with stockholder approval of the 2004 Plan, 62,636 options available for grant under the 1996 and 1999 Incentive Plans were transferred into the 2004 Plan. During the fiscal year ended March 31, 2007 and 2006, 840 and 2,813 options issued under the 1996 Incentive Plan were forfeited or expired and transferred to the 2004 Plan.

The 2004 Plan is a stock based plan that measures the Company’s performance relative to a peer group and internal goals. The specified performance measures include percentage growth in diluted earnings per share, return on average equity, net interest margin and efficiency ratio (all of which are to be measured relative to a defined peer group) as well as percentage growth in the Bank’s deposit households and percentage growth in the Four-Cs (both of

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

which are to be measured relative to internal targets). Additionally, should percentage growth in diluted earnings per share not meet or exceed the specified target, all shares subject to vesting for that particular performance period will be forfeited. Once at least three of the six performance measures (including percentage growth in diluted earnings per share) are met, a pro-rata portion of the awards are earned in a manner such that for the full number of shares specified to be earned, performance must meet or exceed the specified targets for all six performance measures. During May and July 2005, 441,100 restricted stock awards were granted to employees. Based on performance, 54,988 and 41,406 awards were vested related to the 2007 and 2006 payouts during the period ended March 31, 2008, and 2007, respectively. Based on the Company’s performance no shares were vested related to the 2008 payouts. During May 2005, an additional 81,900 service-based restricted stock awards were granted primarily to non-employee Directors. These service-based awards vest in generally equal annual installments over three years beginning in May 2006. The fair value of each employee award is the market price on the grant date adjusted for the expected dividend yield over the vesting period of the award. Non-employee director awards are valued at the market price on the grant date.

For the fiscal year ended March 31, 2008, 2007 and 2006, compensation expense associated with the 2004 Plan was ($672,000), $2.1 million and $3.6 million, respectively, based on the Company’s performance per the terms of the plan. As of March 31, 2008, there was $56,000 of total unrecognized compensation cost related to non-vested service awards granted under the 2004 Plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of less than one year.

A summary of activity of our nonvested awards principally to Directors that vest solely based on service as of March 31, 2008 and 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Nonvested at April 1, 2007	52,350	$28.59
Granted	—	—
Vested	(29,550)	28.59
Forfeited	—	—

Nonvested at March 31, 2008	22,800	$28.59

	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Nonvested at April 1, 2006	81,900	$28.59
Granted	—	—
Vested	(29,550)	28.59
Forfeited	—	—

Nonvested at March 31, 2007	52,350	$28.59

A summary of activity of our nonvested awards to employees that vest based on a combination of service and performance as of March 31, 2008 and 2007 are presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Nonvested at April 1, 2007	234,873	$27.34
Granted	—	—
Vested	(54,988)	27.59
Forfeited	(179,885)	27.27

Nonvested at March 31, 2008	—	$—

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Nonvested at April 1, 2006	329,565	$27.49
Granted	—	—
Vested	(41,406)	28.05
Forfeited	(53,286)	27.72

Nonvested at March 31, 2007	234,873	$27.34

The 2004 Plan was terminated upon the adoption of the 2006 Plan and any options or awards previously granted under the 2004 Plan that expire, lapse or otherwise terminate for any reason without having been settled in full become available for issuance under the 2006 Equity Incentive Plan.

1996 and 1999 Incentive Plans

During October 1996, our stockholders approved the PFF Bancorp, Inc. 1996 Incentive Plan (the “1996 Plan”). During September, 1999, our stockholders approved the PFF Bancorp, Inc. 1999 Incentive Plan (the “1999 Plan”). The 1996 Plan authorized the granting of options to purchase our common stock, option related awards, and grants of common stock (collectively “Awards”). The 1999 Plan authorized the granting of options to purchase our common stock. Concurrent with the approval of the 1996 Plan, we adopted SFAS 123, “Accounting for Stock-Based Compensation,” which permits a company to account for stock options granted under either the fair-value-based or the intrinsic-value-based (as described in APB 25) method of accounting. If a company elects to account for options granted under the intrinsic-value-based method, it must make certain disclosures with respect thereto. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123”. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. SFAS 123R is effective for fiscal years beginning after June 15, 2005. We adopted SFAS 123R beginning with our first quarter of fiscal 2006. See “Note 2 – Stock Option Plans.”

The maximum number of shares reserved for Awards under the 1996 Plan was 5,832,225 shares, with 4,165,875 shares reserved for purchase pursuant to options and 1,666,350 shares reserved for awards of our common stock. The maximum number of shares reserved under the 1999 Plan was 1,312,500 all of which were reserved for purchase pursuant to options. The exercise price of all options under both plans must be 100% of the fair value of our common stock at the time of grant and the term of the options may not exceed 10 years. Of the 1,666,350 shares reserved for stock awards, 1,618,138 shares with a fair value of $9.9 million were granted to directors and executive officers during the year ended March 31, 1997 with 1,118,250 shares granted to employees and 499,888 shares granted to directors. An additional 31,500 shares with a fair value of $214,000 at the time of grant were granted to a newly promoted executive officer during the year ended March 31, 1998. During the year ended March 31, 2002 the remaining 16,712 shares, with a fair value of $258,000, were granted to executive officers. Stock awards vested in five equal annual installments ending in October 2001 with the exception of the 16,712 shares, which vested in one installment on March 27, 2002. With respect to shares of our common stock granted to executive officers, the 1996 Plan provided that the vesting of 75% of the third, fourth and fifth annual installments was subject to the attainment of certain performance goals. Those goals were met. New shares will be issued upon the exercise of the options. There was no compensation expense associated with stock awards granted under the 1996 Incentive Plan recognized for the years ended March 31, 2008, 2007 and 2006. Receipt of vested stock awards may be deferred under the directors or employees deferred compensation plans. Concurrent with stockholder approval of the 2004 Plan, any remaining options available for grant under the 1996 and 1999 Plans were transferred into the 2004 Plan.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

A summary of option activity under the 1996 and 1999 Plans is presented below:

	For the Year Ended March 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at March 31, 2007	503,175	$13.27	—	$—
Granted	—	—	—	—
Exercised	(6,676)	8.45	—	48
Forfeited or expired	(2,582)	7.62	—	—

Outstanding at March 31, 2008	493,917	$13.37	3.81	$—

Options exercisable at March 31, 2008	493,917	$13.27	3.81	$—

	For the Year Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at March 31, 2006	602,993	$12.49	—	$—
Granted	—	—	—	—
Exercised	(98,978)	8.50	—	2,752
Forfeited or expired	(840)	15.33	—	—

Outstanding at March 31, 2007	503,175	$13.27	4.77	$8,583

Options exercisable at March 31, 2007	503,175	$13.27	4.77	$8,583

	For the Year Ended March 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at March 31, 2005	1,019,615	$10.82	—	$—
Granted	—	—	—	—
Exercised	(413,809)	8.40	—	9,182
Forfeited or expired	(2,813)	9.39	—	—

Outstanding at March 31, 2006	602,993	$12.49	5.15	$12,795

Options exercisable at March 31, 2006	597,394	$12.50	5.15	$12,671

No options were granted during the fiscal years ended March 31, 2008, 2007 and 2006. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $48,000, $2.8 million and $9.2 million, respectively. Cash received from options exercised under the 1996 and 1999 Plans for the fiscal 2008 was $56,000. The tax benefit realized from options exercised totaled $6,000, $1.1 million and $3.7 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively

The fair value of each option is estimated on the date of the grant using the Black-Scholes model that uses the following assumptions: Volatility is based on the historical volatility of our stock. The expected term of options granted represents the period of time the options granted are expected to be outstanding. The risk-free rate is the yield from United States government securities with the same terms as the life of the options. Dividend yield is calculated using the anticipated dividend payout rate of our stock over the life of the option.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Compensation expense under the 1996 and 1999 Plans was $0, $14,000 and $94,000 for fiscal year ended March 31, 2008, 2007 and 2006, respectively, based upon the accrual of 0, 3,080 and 13,779 options, respectively.

The fair value of option vested during fiscal years ended March 31, 2008, 2007 and 2006 was $0, $26,000 and $137,000, respectively, based upon the vesting of 0, 21,636 and 5,610 options, respectively.

The table below reflects, for the periods indicated, the activity in our stock options issued under the 1996 and 1999 Plans.

	For the Year Ended March 31,
	2008	2007	2006
Balance at beginning of period	503,175	602,993	1,019,615
Granted	—	—	—
Exercised	(6,676)	(98,978)	(413,809)
Forfeited or expired	(2,582)	(840)	(2,813)

Balance at end of period	493,917	503,175	602,993

Options exercisable	493,917	503,175	597,394
Options available for grant	—	—	—
Options transferred to 2004 Plan	—	840	2,813
Options transferred to 2006 Plan	2,582	—	—

Weighted average option price per share:
Outstanding	$13.37	13.27	12.49
Exercisable	13.37	13.27	12.50
Exercised	8.45	8.50	8.40
Granted	—	—	—
Expired	7.62	15.33	9.39

The following table summarizes information with respect to our stock options outstanding as of March 31, 2008.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At March 31, 2008	Weighted-average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Outstanding at March 31, 2008	Weighted- Average Exercise Price
$6.00 to 8.00	6,265	1.6	$7.20	6,265	$7.20
8.01 to 10.00	1,322	1.0	8.54	1,322	8.54
10.01 to 12.00	18,490	3.2	11.45	18,490	11.45
12.01 to 14.00	391,210	3.7	12.69	391,210	12.69
14.01 to 16.00	55,529	4.7	15.57	55,529	15.57
16.01 to 18.00	3,465	5.2	17.97	3,465	17.97
18.01 to 30.00	17,636	5.4	25.07	17,636	25.07

	493,917			493,917

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Income Taxes

For the years ended March 31, 2008, 2007 and 2006, the current and deferred amount of income tax expense (benefit) are as follows:

	Current	Deferred	Total
	(Dollars in thousands)
Year Ended March 31, 2008
Federal	$(59,087)	2,695	(56,392)
State	(16)	(566)	(582)

Total	$(59,103)	2,129	(56,974)

Year Ended March 31, 2007
Federal	$30,767	(1,181)	29,586
State	10,579	(360)	10,219

Total	$41,346	(1,541)	39,805

Year Ended March 31, 2006
Federal	$34,113	(3,579)	30,534
State	11,167	(898)	10,269

Total	$45,280	(4,477)	40,803

For the years ended March 31, 2008, 2007 and 2006, our current federal and state tax liabilities were increased(reduced) by $30,000, ($1.5 million) and ($3.7 million), respectively, due to tax adjustments for certain stock-based awards and benefit plans that did not result in a charge to compensation expense.

At March 31, 2008, we had current federal and state income tax receivables of $71.0 million and $7.3 million, respectively. At March 31, 2007, we had current federal and state income tax receivables of $3.6 million and $4.3 million, respectively.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

A reconciliation of total income taxes and the amount computed by applying the applicable federal income tax rate to earnings before income taxes follows:

	Year Ended March 31
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Computed “expected” taxes	$(98,824)	35%	$33,500	35%	$32,509	35%
Increase in taxes resulting from:
California franchise tax, net of federal tax benefit	(20,080)	7	6,697	7	6,635	7
Fair value of ESOP shares over deduction	—	—	—	—	651	1
Other items	(535)	—	(392)	—	1,008	1
Valuation allowance	62,465	(22)	—	—	—	—

Total	$(56,974)	20%	$39,805	42%	$40,803	44%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related income taxes (benefits) are presented below:

	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$(34,295)	$(21,044)
California franchise tax	—	(4,294)
Accrued expenses	(3,172)	(1,417)
Accumulated depreciation	(646)	(414)
Unrealized gains (losses) on securities available-for-sale, net	—	(636)
Interest rate swap	(510)	—
Minimum pension liability	(2,584)	(2,891)
Non-accrual interest	(3,105)	(147)
Stock-based compensation	(548)	(2,442)
Alternative minimum tax carryforward	(3,620)	—
Federal and State NOL carryforward	(33,979)	—
Other	(2)	—

	(82,461)	(33,285)
Valuation allowance	61,093	—

	(21,368)	(33,285)

Deferred tax liabilities:
Deferred loan origination fees	13,127	23,235
Unredeemed FHLB stock dividends	4,959	6,120
Unrealized gains (losses) on securities available for sale, net	302	—
Intangibles amortization	354	280
Prepaid expenses	555	429
Interest rate swap	—	446
Accrued interest on pre-1985 loans	2	2
Excess servicing rights amortization	42	48
Pension plan liability	1,894	488
Other	133	108

	21,368	31,156

Net deferred tax (asset) liability	$—	$(2,129)

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

The Company has recorded a valuation allowance of $61.1 million against the deferred tax asset as of March 31, 2008, after considering all available evidence and potential tax-planning strategies related to the amount of the tax asset that is more likely than not to be realized.

The Company has federal and California Net Operating Loss carryforwards of $52.3 million and $222.7 million, respectively, expiring in fiscal year 2029 and 2019 respectively.

Although the Bank can no longer use the reserve method of accounting for bad debt, its tax bad debt reserve balance of approximately $25.3 million as of March 31, 1988 will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to stockholders in excess of the Bank’s current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Tax Contingencies. On April 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of our adoption of FIN 48, we had no cumulative effect adjustment.

In addition, we do not have any unrecognized tax benefits as a result of uncertainty in income taxes in our Consolidated Balance Sheets as of April 1, 2007 and March 31, 2008, and we do not anticipate any changes in the amount of unrecognized tax benefits within the next 12 months.

We file income tax returns with U.S. Federal and State of California jurisdictions. It is our policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense. There were no penalties related to income taxes included in the Consolidated Statements of Earnings (Loss), but we had a reduction of interest expense of $459,000 for the year ended March 31, 2008. Upon adoption of FIN 48, we included interest payable of $197,000 in the Consolidated Balance Sheet as of April 1, 2007. Included in the Consolidated Balance Sheet as of March 31, 2008 is interest receivable of $7,000 related to amended income tax returns.

During our fiscal 3rd quarter, the Internal Revenue Service concluded their examination of our tax years ended March 31, 2002 through 2004. Accordingly, tax years ended on or after March 31, 2005 remain open to examination by federal authorities. Tax years ending March 31, 2002 and thereafter remain open to examination by state authorities.

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

The following is a reconciliation of the Bank’s GAAP capital to regulatory capital as of March 31, 2008:

	PFF Bank & Trust’s Regulatory Capital Requirement
	Tangible Capital	Core Capital	Risk- based Capital
	(Dollars in thousands)
Capital of the Bank presented on a GAAP basis	$230,900	230,900	230,900
Adjustments to GAAP capital to arrive at regulatory capital:
Unrealized losses on securities available-for-sale, net	(143)	(143)	(143)
Goodwill and other intangible assets	(1,267)	(1,267)	(1,267)
General loan valuation allowance (1)	—	—	44,269
Disallowed assets	(30)	(30)	(30)

Regulatory capital	229,460	229,460	273,729
Regulatory capital requirement	60,940	162,506	280,379

Amount by which regulatory capital is above (below) requirement	$168,520	66,954	(6,650)

(1)	Limited to 1.25% of risk-weighted assets.

The following table summarizes the Bank’s actual capital and required capital under prompt corrective action provisions of FDICIA as of March 31, 2008 and 2007.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$273,729	7.81%	$280,379	>8.00%	$350,474	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	229,460	5.65	162,506	>4.00	203,133	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	229,460	6.55	—	-(1)	210,285	>6.00
Tangible capital (to tangible assets)	229,460	5.65	60,940	>1.50	—	-(1)

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$428,095	11.21%	$305,623	>8.00%	$382,029	>10.00%
Tier 1 (Core) capital (to adjusted total assets)	386,304	8.72	177,171	>4.00	221,464	>5.00
Tier 1 (Core) capital (to risk-weighted assets)	386,304	10.11	—	-(1)	229,218	>6.00
Tangible capital (to tangible assets)	386,304	8.72	66,439	>1.50	—	-(1)

(1)	Ratio is not specified under capital regulations.

Effective with the filing of our TFR on April 30, 2008 for the quarter ended March 31, 2008, risk-based capital was reported as 9.0% which is considered “adequately capitalized” under OTS regulations. After filing the TFR, the Company added $36 million to its provision for loan and lease losses reflecting collateral value declines as of March 31, 2008 on its construction and land loan portfolio from appraisals received during May and June 2008. The impacts of the loan collateral value decline are reflected in these financial statements as of March 31, 2008. As a result of recording these additional provisions as well as certain other adjustments to earnings and capital, our total risk-based capital has been reduced to $273.7 million, or 7.81% of risk-weighted assets, which is below the level of $280.4 million, or 8.00% to be considered “adequately capitalized.” The Bank has notified the OTS of the adjustments recorded subsequent to the filing of its March 31, 2008 TFR and at such time as the Bank is instructed by the OTS to file an amended TFR as of March 31, 2008 or is otherwise so designated by the OTS, the Bank will be considered “undercapitalized” as of March 31, 2008 for regulatory purposes. As a consequence, we may be subject to certain regulatory actions, and if we fail to raise additional capital, we may be subject to more severe actions. In connection with the Merger Agreement, capital infusions of $8.0 million were made to the Bank, which exceeds by $1.4 million the amount by which the Bank was below the level which would have been required for the Bank to have been deemed “adequately capitalized” as of March 31, 2008 after taking into account the adjustments noted above.

The OTS has imposed various operating restrictions on the Company and Bank, and advised the Company and Bank of certain regulatory expectations with respect to the Bank’s recapitalization, liquidity management and problem asset reduction. In January 2008, the OTS directed the Bank to not engage in transactions with affiliates without prior OTS non-objection. Moreover, the Bank has been requested to reduce its level of growth and nonperforming loans, seek prior approval before entering into, reviewing, or revising any contractual arrangements relating to compensation and benefits with any director or senior executive officer or making any golden parachute payments or indemnification payments, as such terms are defined in applicable regulations, without OTS and/or FDIC approval. On March 26, 2008, at the request of the OTS, the Company’s Board of Directors passed a resolution requiring, among other things, that the Company obtain the OTS’s non-objection prior to declaring or paying any dividends on any class of stock. The Company had previously announced the suspension of the Company’s cash dividend in January 2008 due to the uncertainty surrounding the timing of the recovery in residential real estate and the impact of credit on the Company’s operating results. The Company’s Board of Directors previously adopted resolutions providing that the Company would reduce the level of problem assets at Diversified Builder Services, which was addressed through the sale of substantially all of DBS’s assets. The Company also has adopted a resolution committing that, without prior OTS non-objection, the Company or its subsidiaries (other than the Bank) would not incur or rollover any debt. Because the Company would incur debt as a result of a recapitalization offering, the Company has sought OTS non-objection in accordance with such resolution. The OTS also has advised the Company that repayments of principal or interest on its outstanding commercial term loan require OTS non-objection.

The OTS has the authority to impose additional restrictions on the Bank in the event the OTS determines the Bank, after notice and an opportunity for hearing, is operating in an unsafe or unsound condition, or if the Bank is engaging in an unsafe or unsound practice. These restrictions may include restricting capital distributions and management fees if the Bank would become undercapitalized after distribution or payment. The OTS also could restrict the Bank’s asset growth so that the Bank’s average total assets during any calendar quarter do not exceed its average total assets during the preceding calendar quarter, as well as require prior approval for acquisitions, branching, and new lines of business.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The OTS has additional discretionary and mandatory sanctions that it could impose upon the Bank, as a result of the Bank’s undercapitalization. For example, the Bank could be required to implement a capital restoration plan, which the Company would be required to guarantee compliance with. The Company’s liability would be limited, however, to the lesser of (i) an amount equal to 5% of the Bank’s total assets at the time the Bank became undercapitalized; or (ii) the amount which is necessary (or would have been necessary) to bring the Bank into compliance with all capital standards applicable with respect to the Bank as of the time the Bank failed to comply with such capital restoration plan.

In light of the Bank’s current regulatory status, the Bank entered into a Memorandum of Understanding dated June 13, 2008 to formalize the various operating restrictions and regulatory expectations that have been communicated to the Bank. This action addresses many matters that the Bank was already implementing upon its own initiative or at the request of the OTS. For example, the Bank is addressing actions taken or to be taken to stabilize and improve the Bank’s financial condition, risk profile and results, capital adequacy. The Bank also is reducing its exposure to and concentration in land or construction loans, as well as classified assets and non-performing loans.

The Bank must limit transactions with affiliates without prior OTS non-objection, and the Bank is subject to specific growth restrictions consistent with OTS policy for an undercapitalized institution. The Bank is required to provide prior notice before adding or replacing any member of the Bank’s board of directors or employing any person as a senior executive officer or changing the responsibility of any current senior executive officer, as well as obtain prior OTS approval before entering into, renewing or revising any contractual arrangements relating to compensation and benefits with any director or senior executive officer, and could also be formally precluded from making golden parachute payments or indemnifications payments, as such terms are defined in applicable regulations, without OTS and/or FDIC approval.

Treasury Stock

We had no treasury stock at March 31, 2008 and 48,000 shares in treasury stock at March 31, 2007. During fiscal 2008, we retired 1,659,975 shares of our common stock that had been repurchased during fiscal 2007 and 2008. During fiscal 2007, we retired 428,500 shares of our common stock repurchased during fiscal 2007. During fiscal 2008 and 2007, we repurchased 1,611,975 and 476,500 shares of our common stock, respectively.

The payment of dividends by the Bank to the Bancorp is subject to OTS regulations. Generally, “safe-harbor” amounts of capital distributions can be made after providing notice to the OTS, but without needing prior approval. For institutions that meet the definition of “well capitalized” and would continue to do so following the proposed capital distribution, the safe harbor amount is the institutions calendar year-to-date net income plus retained net income for the preceding two years less any previous capital distributions declared for those periods.

Institutions can distribute amounts in excess of the safe-harbor amounts with the prior approval of the OTS, however the Bank is required to give the OTS at least 45 days prior notice before making any capital distribution.

During fiscal 2008, the Bank paid cash dividends to the Bancorp of $4.0 million in order to fund general corporate needs, cash dividends to stockholders and share repurchases.

On July 25, 2007, the Bancorp’s Board of Directors, authorized the repurchase of 1,000,000 shares in addition to the 676,435 shares remaining under the May 23, 2007 authorization. During fiscal 2008, 2007 and 2006, we repurchased 1,611,975, 476,500 and 783,960 shares, respectively, at weighted average prices of $23.03, $30.85 and $29.79 per share, respectively. At March 31, 2008, 865,835 shares remain under the repurchase authorization on July 25, 2007. Under the term of our credit facility with a commercial bank, dated January 31, 2008, we are prohibited from repurchasing stock or paying dividends to stockholders.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Other Non-Interest Expense

Other non-interest expense amounts are summarized as follows:

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Deposit Insurance Fund deposit insurance premiums	$1,579	1,111	1,029
Office supplies and expense	3,916	3,913	3,571
Savings and demand account expenses	4,094	3,769	2,783
Loan expenses	6,067	1,037	1,105
Other	5,578	5,460	5,296

Total	$21,234	15,290	13,784

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

Leases

We lease various office facilities under non-cancelable operating leases that expire through 2027. Rent expense under operating leases included in occupancy and equipment expense for the fiscal years ended March 31, 2008, 2007 and 2006, was $2.4 million, $1.6 million and $1.5 million, respectively. A summary of future minimum lease payments under these agreements at March 31, 2008 follows.

Amount
(Dollars in thousands)
Year ending March 31,
2009	$2,808
2010	2,772
2011	2,313
2012	2,218
2013	2,212
Thereafter	21,380

Total	$33,703

In fiscal 2008, we had two subleases that generated sublease income of $323,000. The future minimum sublease income due under the non-cancelable sublease totals $1.3 million over the next four years.

(20) Off-Balance Sheet Risk

Concentrations of Operations and Assets

Our operations are primarily located within Southern California. At March 31, 2008 and 2007, approximately 86% and 84%, respectively, of our mortgage loans were secured by real estate in Southern California. Additionally, a substantial portion of our equity-based consumer loans and commercial loans and leases are to individuals or businesses located in Southern California. In addition, substantially all of our assets acquired through foreclosure and our property and equipment are located in Southern California.

We have a significant concentration in loans for the development or construction of residential real estate, a segment of the market that has been severely impacted by the market downturn. We originate construction loans to contractors and developers for single-family home construction as well as for income-producing properties. At March 31, 2008, construction loans totaled $1.34 billion, or 32.6% of our gross loans receivable, and almost all of such loans are categorized for regulatory oversight purposes as criticized or classified. At March 31, 2007, construction loans totaled $1.78 billion, or 37.7% of our gross loans receivable.

Construction lending generally involves a higher credit risk than single-family residential lending. Such loans involve larger loan balances to a single borrower or groups of related borrowers. Construction lending may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because the real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. Construction lending involves risks associated with the length of time required for completion of the construction activities and the adherence or deviation from budgeted costs. Construction lending on income-producing properties carries an additional risk associated with time required to stabilize income-producing properties, sell residential tract developments or refinance the indebtedness. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If our estimate of value is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

	March 31,
	2008	2007
	(Dollars in thousands)
Commitments to originate loans and leases:
Variable-rate	$80,617	65,079
Fixed-rate	2,677	2,781

Total	$83,294	67,860

Fair value	$(48)	20

Interest rate range for fixed-rate loans	6.11%-6.73%	5.88%-7.69%

Commitments to purchase variable rate loans	$—	—

Commitments to originate fixed- and variable-rate loans and leases represent commitments to lend to a customer, provided there are no violations of conditions specified in the agreement. Commitments to purchase variable-rate loans represent commitments to purchase loans originated by other financial institutions. These commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts above do not necessarily represent future cash requirements. We use the same credit policies in making commitments to originate loans and leases and purchase loans as we do for our on-balance sheet instruments. We control credit risk by evaluating each customer’s creditworthiness on a case-by-case basis and by using systems of credit approval, loan limitation, and various underwriting and monitoring procedures. In addition to the above, at March 31, 2008 we had $95.3 million of commitments to lend additional funds on nonperforming construction loans, of which $78.7 million relate to TDR’s.

Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At March 31, 2008 and 2007, we had standby letters of credit of $17.1 million and $29.0 million, respectively. During the fiscal year ended March 31, 2008, we recorded a $4.6 million provision for estimated losses assigned to our total exposure to undrawn letters of credit and lines of credit. The provision for undrawn letters of credit and lines of credit is calculated using the methodology employed when we evaluate our provision for loan and lease losses, and is based on the level of the undisbursed loan portfolio and letters of credit. The reserve for these unfunded commitments is included in accrued expenses and other liabilities on our Consolidated Balance Sheets, and the provision for these unfunded commitments is included in other general and administrative expense on our Consolidated Statements of Earnings (Loss).

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

(21) Trust Operations

Included in prepaid expenses and other assets is the net unamortized goodwill of $1.3 million at March 31, 2008 and 2007. During the year ended March 31, 2003, goodwill amortization related to the trust acquisition was discontinued in accordance with SFAS 142. On an annual basis, we test goodwill for impairment. For the years ended March 31, 2008 and 2007, there was no impairment in goodwill.

As a result of this acquisition, we have certain additional fiduciary responsibilities, which include acting as trustee, executor, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager. In addition, our Trust department holds assets for the benefit of others. These are not our assets and are not included in our consolidated balance sheets at March 31, 2008 and 2007.

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

The estimated fair values of our financial instruments are as follows:

	March 31, 2008		March 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$47,357	47,357	59,587	59,587
Loans held-for-sale	16,422	16,422	—	—
Investment securities held-to-maturity	—	—	6,712	6,646
Investment securities available-for-sale	7,474	7,474	28,067	28,067
Mortgage-backed securities available-for-sale	106,904	106,904	186,607	186,607
Loans and leases receivable, net	3,701,195	3,750,100	4,116,232	4,135,125
FHLB stock	36,417	36,417	46,158	46,158
Accrued interest receivable	15,063	15,063	25,704	25,704
Interest rate swap	(1,213)	(1,213)	972	972

Financial liabilities:
Deposits	3,198,095	3,178,949	3,291,645	3,289,409
FHLB advances and other borrowings	661,262	667,916	775,300	774,823
Junior subordinated debentures	87,630	43,815	56,702	57,069
Accrued expenses and other liabilities	31,078	31,078	32,767	32,767
Off-balance sheet financial instruments:
Commitments to originate loans and leases	—	45	—	20

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

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Loans and leases receivable: The carrying amounts of loans and lease financing receivables are their contractual amounts outstanding, reduced by deferred new loan origination fees and the allocable portion of the allowance for loan and lease losses. The fair values of fixed and variable rate loans and leases were estimated using a discounted cash flow analysis based on estimated current rates at which similar loans and leases would be made to borrowers with similar credit risk characteristics and for the same remaining maturities. In determining the estimated current rates for discounting purposes, no adjustments were made for any change in borrowers’ credit risks since the origination of the loans and leases, as the allocable portion of the allowance for loan and lease losses provides for such changes in estimating fair value. It is not practicable to estimate the fair values of non-accrual loans and leases as the credit risk adjustments that would be applied in the marketplace for such loans cannot be readily determined. As a result, the fair values of loans and leases as of March 31, 2008 and 2007, include the carrying amounts of non-accrual loans and leases.

FHLB stock: The carrying amounts approximate fair value.

Interest rate swaps: The fair value of our interest rate swaps are based on the quoted market price at the reporting date.

Deposits: Discounted cash flows have been used to value term deposits such as certificates of deposit. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

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

At the time of the conversion, the Bank established a liquidation account in the amount of $109.3 million, which was equal to its total retained earnings as of September 30, 1995. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder would be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 2008 is $10.8 million.

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

Condensed Balance Sheets

	March 31,
	2008	2007
	(Dollars in thousands)
Assets

Cash and cash equivalents	$4,430	3,259
Investment securities	1,002	1,002
Loans	37,020	70,725
Investment in subsidiaries	217,942	433,766
Other assets	1,670	2,431

Total assets	$262,064	511,183

Liabilities and Stockholders’ Equity

Junior subordinated debentures	$87,630	56,702
Other borrowings	48,000	55,300
Other liabilities	2,047	2,068
Stockholders’ equity	124,387	397,113

Total liabilities and stockholders’ equity	$262,064	511,183

Condensed Statements of Earnings

	Year ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Interest income	$3,835	3,869	1,713
Interest expense	9,216	5,955	2,961

Net interest income	(5,381)	(2,086)	(1,248)
Recovery of loan losses	—	—	—

Net interest income after recovery of loan losses	(5,381)	(2,086)	(1,248)
Other non-interest income	(1,685)	(325)	2,491
General and administrative expense	1,135	4,802	7,364

Earnings before equity in undistributed earnings of subsidiaries before income taxes	(8,201)	(7,213)	(6,121)
Dividends from subsidiaries	4,000	20,000	33,000
Equity in undistributed earnings (loss) of subsidiaries before income taxes	(278,153)	82,927	66,004

Earnings (loss) before income taxes	(282,354)	95,714	92,883
Income taxes	(56,974)	39,805	40,803

Net earnings (loss)	$(225,380)	55,909	52,080

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(225,380)	55,909	52,080
Adjustments to reconcile net earnings to cash used by operating activities:

Amortization of premiums on investment securities	—	2	7
Amortization of deferred issuance cost on junior subordinated debt	80	80	72
Amortization of stock-based compensation	(878)	4,671	6,783
Stock option expense	441	—	—
Gain on sale of securities	—	(271)	(923)
Undistributed loss (earnings) of subsidiaries	217,293	(60,095)	(55,725)
(Increase) decrease in market value on interest rate swaps	2,185	597	(1,568)
(Increase) decrease in other assets	(5,445)	(5,157)	(7,947)
Increase (decrease) in other liabilities	3,243	1,343	(1,221)

Net cash used in operating activities	(8,461)	(2,921)	(8,442)

Cash flow from investing activities:
Net change in loans receivable	33,705	(20,969)	(44,756)
Decrease in investment securities available-for-sale	—	5,638	1,315
Capital contribution to subsidiaries	(600)	(400)	(4,000)
Dividends from subsidiaries	4,000	20,000	33,000

Net cash provided by (used in) investing activities	37,105	4,269	(14,441)

Cash flows from financing activities:
Proceeds from other borrowings	57,750	134,200	42,203
Repayment of other borrowings	(65,050)	(105,900)	(15,203)
Proceeds from issuance of junior subordinated debentures, net	30,000	—	25,000
Proceeds from exercise of stock options	57	811	3,476
Purchase of treasury stock	(37,116)	(14,698)	(23,352)
Cash dividends	(13,084)	(17,178)	(15,157)
Excess tax benefit from stock-based compensation arrangements	(30)	1,486	4,867

Net cash provided by (used in) financing activities	(27,473)	(1,279)	21,834

Net increase (decrease) in cash during the year	1,171	69	(1,049)
Cash and cash equivalents, beginning of year	3,259	3,190	4,239

Cash and cash equivalents, end of year	$4,430	3,259	3,190

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(25) Earnings Per Share

A reconciliation of the components used to derive basic and diluted earnings per share for the years ended March 31, 2008, 2007 and 2006 follows:

	Net Earnings (Loss)	Weighted Average Shares Outstanding	Per Share Amount
	(Dollars in thousands, except per share data)
2008 (1)
Basic loss per share	$(225,380)	22,986,082	$(9.81)
Effect of dilutive stock options and awards (2)	—	—	—

Diluted loss per share	$(225,380)	22,986,082	$(9.81)

2007 (1)
Basic earnings per share	$55,909	24,496,258	$2.28
Effect of dilutive stock options and awards	—	344,851	0.03

Diluted earnings per share	$55,909	24,841,109	$2.25

2006 (1)
Basic earnings per share	$52,080	24,441,424	$2.13
Effect of dilutive stock options and awards	—	413,413	0.03

Diluted earnings per share	$52,080	24,854,837	$2.10

(1)	The exercise price of all options was less than the average market price of the common shares outstanding during the fiscal years ended March 31, 2008, 2007 and 2006. As a result, all options to purchase shares of common stock were included in the computation of diluted earnings per share.
(2)	The dilutive effect of 100,430 potential common shares resulting from the assumed exercise of stock options and awards has been excluded from the diluted earnings per share calculation for the fiscal year ended March 31, 2008, because inclusion would have an antidilutive effect on earnings per share.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(26) Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	Total 2008
	(Dollars in thousands, except per share data)
Net interest income	$43,023	38,890	34,085	22,420	138,418
Provision for loan and lease losses	21,800	34,000	35,000	231,837	322,637
Other income	6,703	5,440	5,252	(4,623)	12,772
Other expenses	26,936	23,970	30,115	29,886	110,907

Earnings (loss) before income taxes	990	(13,640)	(25,778)	(243,926)	(282,354)
Income taxes (benefit)	434	(6,093)	(11,095)	(40,220)	(56,974)

Net earnings (loss)	$556	(7,547)	(14,683)	(203,706)	(225,380)

Basic earnings (loss) per share	$0.02	(0.33)	(0.65)	(9.02)	(9.81)

Diluted earnings (loss) per share	$0.02	(0.33)	(0.65)	(9.02)	(9.81)

	Three Months Ended
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	Total 2007
	(Dollars in thousands, except per share data)
Net interest income	$46,771	45,716	45,006	44,077	181,570
Provision for loan and lease losses	500	2,520	1,900	4,800	9,720
Other income	6,576	5,772	6,161	5,349	23,858
Other expenses	26,167	24,665	25,654	23,508	99,994

Earnings before income taxes	26,680	24,303	23,613	21,118	95,714
Income taxes	11,255	10,260	9,970	8,320	39,805

Net earnings	$15,425	14,043	13,643	12,798	55,909

Basic earnings per share	$0.63	0.57	0.56	0.52	2.28

Diluted earnings per share	$0.62	0.56	0.55	0.52	2.25

(27) Subsequent Events

Merger Agreement

On June 13, 2008, the Company entered into the Merger. Under the terms of the Merger Agreement, which was unanimously approved by the Company’s Board of Directors, and upon the consummation of the transaction contemplated by the Merger Agreement, stockholders will receive $1.35 in cash for each share of the Company’s common stock held. In addition, FBOP loaned the Company $7.0 million in exchange for a secured note convertible into preferred stock of the Company with voting rights equivalent to 19.9% of the outstanding voting stock of the Company. The proceeds from the loan were downstreamed to the Bank on June 16, 2008, along with an additional $1.0 million of cash previously held by the Company. The consummation of the merger is subject to regulatory approvals, approval by the Company’s stockholders and the satisfaction of other conditions set forth in the Merger Agreement.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Regulatory Oversight

As a savings and loan holding company, we are subject to supervisory oversight by the OTS. Regulatory approval is required before we can make any payments to third parties, including, without limitation, payments to service our debt, payments of dividends to our stockholder and payments to satisfy our other obligations. In March 2008, at the request of the OTS, our board of directors adopted resolutions providing that will not declare or pay any dividends, whether in cash, stock or otherwise, on any class of stock, without thirty (30) days prior written notice to and receipt of written non-objection from the OTS. Our board of directors was requested to and did adopt resolutions providing that we would not incur, issue, renew or roll over any debt, increase any current lines of credit or guarantee the debt of any entity, without at least thirty (30) days prior written notice and receipt of written non-objection from the OTS.

On June 13, 2008, we entered into a Memorandum of Understanding with the OTS, addressing many of the same issues addressed by the board of director’s resolutions adopted in March 2008. In part, the Memorandum of Understanding formally prevents us from incurring, renewing or rolling over any debt and formally limits our ability to make any payments on existing debt (principal, interest or fees of any kind) without OTS approval. In addition, we must make all available cash or its equivalent and liquidate assets available for infusion into the Bank, if and as directed by the OTS Regional Director. Additionally, we cannot add or replace any directors or senior executive officers or pay certain severance payments without FDIC and/or OTS prior approval.

Dividend Restrictions

The Company has an accumulated deficit and does not otherwise satisfy the minimum asset to liability ratios for paying dividends under Delaware law. As a result, we are legally prohibited from paying dividends on our common stock. The Company had previously announced the suspension of its cash dividend in January 2008 due to the uncertainty surrounding the timing of the recovery in residential real estate, and the impact of credit on the Company’s operating results.

In addition, the OTS has exercised its authority to impose various restrictions or requirements on the Bank’s ability to make capital distributions to the Bancorp, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. In this regard, OTS approval is required before the Bank can pay dividends to the Bancorp.

Loan Originations

During fiscal 2008, we did not find it necessary to constrain loan originations as the result of liquidity considerations. However, subsequent to March 31, 2008, as the result of adverse information released about our fiscal 2008 performance, the Bank has experienced significant deposit outflows. These outflows have placed a strain on the Bank’s liquidity position, and as a result the Bank has had to limit loan originations and borrow additional funds from the Federal Home Loan Bank. As of June 13, 2008 the Bank’s defined liquidity ratio stands at 14.4%.

Commercial Term Loan

On June 13, 2008, the Company entered into an amendment and waiver (the “Amendment”) of the agreement relating to its secured term loan with a commercial bank (the “Loan”). The Loan has a current outstanding principal balance of $44.0 million. The Amendment extended the maturity date of the note to June 16, 2009, removed the requirement to make prepayments, removed the requirement to maintain minimum regulatory capital ratios, consented to the Merger Agreement, removed as an event of default the receipt by the Bank or the Company of a formal regulatory directive and removed the requirement to pay the $440,000 success fee. As part of the extension, the lender granted FBOP the option to purchase the Loan from the lender at any time prior to June 16, 2009 and the lender has the right to cause FBOP to purchase the Loan in the event the Company fails to perform under the terms of the Loan. In the event FBOP purchases the Loan from the lender, FBOP would be in some instances prohibited from exercising its rights to foreclose on the collateral until after December 16, 2008.

Junior Subordinated Debentures

As of May 1, 2008, the Company has deferred interest payments on its junior subordinated debentures, and may continue to defer these payments, as necessary. The Company has the contractual right to defer the payment of interest on this debt for up to twenty quarters.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Diversified Builder Services, Inc.

On March 31, 2008, we entered into a contract for the sale of $54.6 million of the DBS loan portfolio for an aggregate purchase price of $13.2 million, including an $11.8 million note receivable. This transaction was accounted for as a financing, and accordingly the loans are shown as loans held-for-sale in our consolidated balance sheet as of March 31, 2008. On April 30, 2008, the $11.8 million note receivable that we carried back on the sale was repaid in full at which time the loans were removed from our books. As part of the sale, we agreed to continue to service $77.4 million of the sold loans through July 2008.

Glencrest Insurance Services, Inc (GIS)

As of April 1, 2008, a majority of the operations and the personnel of GIS were transferred to the Bank. GIS continues as a subsidiary of Glencrest with limited operations.

Sale and Securitization of Bank Loans

To enhance liquidity, in the first quarter of fiscal 2009 the Bank began the process of evaluating the possible sale of approximately $105.8 million in commercial real estate and multi-family loans to a finance corporation. This transaction is expected to be completed in phases, with the first phase concluded in May 2008 whereby we sold $49.8 million in loans with a loss on sale of $3.4 million. Also in the first quarter of fiscal 2009, the Bank began the process of securitizing approximately $256.0 million in single-family residential loans, which could be sold in the capital markets, if necessary. Pursuant to the terms of the Merger Agreement, any transactions of this nature would require the prior approval of FBOP Corporation. See “Recent Developments—Merger Agreement” and “Regulation and Supervision—Holding Company Regulation”.

Private Placement Offering

The proposed private placement offering announced by the Company on June 5, 2008 was terminated in connection with the execution of the Merger Agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PFF Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of PFF Bancorp, Inc. and subsidiaries (the Company) as of March 31, 2008 and 2007 and the related consolidated statements of earnings (loss), comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFF Bancorp, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced a significant net loss in 2008 which has resulted in a reduction in the Company’s available liquidity and regulatory capital. The Company would be unable to meet its outstanding obligations as they become due if the proposed acquisition is not consummated or another significant capital raising transaction does not occur. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PFF Bancorp’s internal control over financial reporting as of March 31, 2008 based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 18, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

June 18, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008 pursuant to Exchange Act Rule 13a-15b. Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2008.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the Company’s financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the internal control over financial reporting, management used the framework established in Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of March 31, 2008:

•	The identified deficiencies that are considered to be material weaknesses were that:

•

Assignment of authority and responsibility did not provide for oversight of the credit review function that was sufficiently independent of loan production to ensure appropriate authority to control risk and enforce proper grading. This material weakness contributed to the material weakness discussed below.

•	Policies and procedures designed to timely and accurately risk classify the loan portfolio did not operate effectively.

Our provision for loan and lease losses and the allowance for loan and lease losses contained a material error as a result of these material weaknesses. This error has been corrected in the quarterly and annual financial statements included in this Form 10-K as of March 31, 2008.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of March 31, 2008, internal control over financial reporting was not effective as a result of the aforementioned weaknesses.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the internal control over financial reporting identified in management’s evaluation during the fourth quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

(d) REMEDIATION OF MATERIAL WEAKNESSES

The Company determined the following preliminary steps necessary to address the aforementioned material weaknesses, including:

•	Engaging independent credit specialists to evaluate a substantial portion of the construction and loan portfolios;

•	Training of lending and credit personnel to ensure that loans are appropriately classified and that problem loans are identified and communicated to Internal Asset Review on a timely basis;

•	Hiring of additional staff within the Internal Asset Review Department in order to increase the scope of the reviews performed on a quarterly basis;

•	Holding quarterly meetings with loan officers, managers, Internal Asset Review, and Chief Lending Officer, to ensure timely and accurate risk ratings;

•	Hiring a Chief Credit Officer to provide oversight of the credit review function independent of the loan production function.

We began to execute the remediation plans identified above in the first quarter of fiscal 2009, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.

We cannot assure you that these remediation efforts will be successful, or that further measures will not be necessary to remediate the material weaknesses.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PFF Bancorp, Inc:

We have audited PFF Bancorp Inc’s (the Company) internal control over financial reporting as of March 31, 2008, based on criteria established in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified and included in its assessment a material weakness related to the allowance for loan and lease losses that arose from ineffective i) oversight of the credit review function; and ii) risk classification of the loan portfolio.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PFF Bancorp, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of earnings (loss), comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2008, and our report dated June 18, 2008 expressed an unqualified opinion on those consolidated financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report thereon.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Los Angeles, California

June 18, 2008

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our executive officers and directors as of June 13, 2008:

Name	Age	Position
Robert W. Burwell	76	Chairman of the Board

Jill Casselman	52	Executive Vice President and Chief Commercial Banking Officer

Richard P. Crean	64	Director

Robert L. Golish	53	Executive Vice President Chief Administrative Officer, Chief Information Officer and General Counsel

Kevin McCarthy	56	Director, President and Chief Executive Officer

Stephen C. Morgan	62	Director

Curtis W. Morris	72	Vice Chairman of the Board

Larry M. Rinehart	60	Director

Lynda Scullin	50	Executive Vice President and Chief Banking Administrator

William Standlea	58	Executive Vice President and Chief Lending Officer

Jil H. Stark	70	Director

Royce A. Stutzman	70	Director

Gregory C. Talbott	54	Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

The following sets forth certain information with respect to our directors and executive officers.

Directors

Robert W. Burwell was president and Chief Executive Officer of the Pomona Valley Hospital Medical Center from 1972 until his retirement in 1993.

Richard P. Crean, a private wealth manager with California Financial Partners, Inc., is the former President and CEO of Averbeck Company, an insurance brokerage firm.

Kevin McCarthy has served as President of PFF Bank & Trust and PFF Bancorp since October 2005 and as Chief Executive Officer of PFF Bank & Trust and PFF Bancorp since April 2006. He served as Senior Executive Vice President of PFF Bancorp and Senior Executive Vice President and Chief Operating Officer of PFF Bank & Trust from March 1997 to October 2005. Mr. McCarthy also serves as director, President and Chief Executive Officer of Pomona Financial Services, Inc, and Diversified Services, Inc.

Stephen C. Morgan, Ed, D., has been the president of the University of LaVerne since 1985.

Curtis W. Morris is associated with the law firm of Lamb, Morris & Lobello and has been a practicing attorney for 38 years. Mr. Morris has also served as the mayor of the city of San Dimas, California since 1996.

Larry M. Rinehart served as President of a PFF Bank & Trust from 1992 until October 2005 and Chief Executive Officer of PFF Bank and Trust from 1992 to April 2006. He also served as President of PFF Bancorp from 1996 until October 2005 and Chief Executive Officer of PFF Bancorp from 1996 to April 2006. He served as President-elect and Executive Vice president of PFF Bank & Trust from July 1991 to August 1992. Mr. Rinehart served as President and Chief Executive Officer of Pomona Financial Services, Inc. and Diversified Services, Inc.

Jil H. Stark is a retired administrator at Claremont McKenna College and faculty member at Scripps College.

        Royce A. Stutzman, a Certified Valuation Analyst and Certified Public Accountant, is past managing partner and current Chairman of Vicenti, Lloyd & Stutzman LLP, a regional accounting firm. Mr. Stutzman is also accredited in business valuation and is president of Exit Transition Strategies, LLC, a company that helps business owners transition from their businesses.

Executive Officers Who are Not Directors

Jill Casselman, has served as Executive Vice President and Chief Commercial Banking Officer of the Bank since

November 2007.

Robert L. Golish, has served as Executive Vice President, Chief Administrative Officer, Chief Information Officer and General Counsel of PFF Bank & Trust since June 2006. Mr. Golish served as Senior Vice President and Senior Counsel of PFF Bank & Trust since 1994 and Chief Information Officer of PFF Bank & Trust since 1999.

Lynda Scullin, has been the Executive Vice President and Chief Banking Administrator of PFF Bank & Trust since June 2006. Ms. Scullin served as Senior Vice President and Branch Administrator of PFF Bank & Trust since 1997.

William G. Standlea, has been the Executive Vice President and Chief Lending officer of PFF Bank & Trust since July 2007. Mr. Standlea has served in various capacities within the Lending Division of PFF Bank & Trust since 1986, including Assistant Major Loan Manager, Manager of Residential Construction Lending and Residential/Consumer Loan Production Manager. Prior to joining PFF Bank & Trust, Mr. Standlea served as Chief Lending Officer for another Inland Empire-based financial institution.

Gregory C. Talbott, has been the Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of PFF Bancorp since June 2006 and the Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer of PFF Bank & Trust since June 2006. Mr. Talbott was the Executive Vice President, Chief Financial Officer and Treasurer of PFF Bancorp and the Executive Vice President and Chief Financial Officer of PFF Bank & Trust since 1997.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of the Company’s common stock, to report to the Securities and Exchange Commission their initial ownership of our common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the Securities and Exchange Commission and we are to disclose in this statement any late filings or failures to file.

Based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2008, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were met, with the exception of the following: a Form 4 filing for Lynda Scullin reflecting the purchase of shares of common stock on August 10, 2007 by her spouse was filed late on September 12, 2007; a Form 4 filing for Larry Rinehart reflecting the award of shares of common stock on June 26, 2007 and the sale of shares of common stock on September 6, 2007 was filed late on September 14, 2007.

Code of Ethics

We have adopted a Code of Ethics that is applicable to all officers, directors and employees of the Company and its affiliates. A copy of the Code of Ethics is available at our website: www.pffbancorp.com.

Nomination Procedures

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Company has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Jil H. Stark, Chairman, Stephen C. Morgan, Vice Chair, Robert W. Burwell, Royce A. Stutzman and Richard P. Crean. All members of the Audit Committee are independent directors as defined under the New York Stock Exchange listing standards. The Company believes that Mr. Stutzman qualifies as an “audit committee financial expert” as that term is defined by applicable Securities and Exchange Commission rules and our Board of Directors has designated him as such.

Item 11.	Executive Compensation.

Objectives and Philosophy of Our Compensation Program

We provide what we consider to be a competitive compensation package for our named executives officers comprised of base salary, two annual cash incentive plans, an equity-based long-term incentive plan (“LTIP”), an Employee Stock Ownership Plan (“ESOP”), a 401(k) Plan, health and welfare benefits, and a supplemental executive retirement program. We have adopted a basic philosophy and practice of offering a compensation program designed to attract and retain highly qualified executives. We believe our compensation practices encourage and motivate these individuals to build value for our stockholders on both a short-term and long-term basis. This underlying philosophy pertains to executive compensation as well as employee compensation at all other levels throughout our organization.

Our compensation is designed to achieve the following objectives:

•	Attract and retain talented and experienced executives.

•	Provide a base salary that is competitive in our industry.

•

Align the interests of our executives with those of our stockholders by having a high proportion of total compensation at risk through the use of short-term performance-based cash incentives and a long-term performance based equity incentive program. In keeping with this philosophy, as a result of the rapid decline in the real estate markets and the ripple effects that this had on all aspects of our business, our named executive officers did not earn any incentive compensation in fiscal 2008. Had we performed at “maximum” performance levels under all of our cash and equity based incentive programs for fiscal 2008, the proportion of total compensation for our named executive officers that would have been performance-based would have ranged from 74 percent to 80 percent. This policy toward performance-based pay also ensures that any compensation earned in excess of the limits established under section 162(m) of the Internal Revenue Code qualifies for tax deductibility.

Participation levels in all cash and equity incentive programs for named executive officers are established by the Board of Directors at the beginning of the annual fiscal year, or in the case of the LTIP, the three-year performance period. These participation levels may be increased or decreased subsequent to inception of the performance period at the discretion of the Board of Directors. However, it has been the policy of the Board to do so only in the event of a material change in an executive officer’s responsibilities (e.g., a promotion from Chief Operating Officer to Chief Executive Officer). In establishing incentive plan participation levels, market data as well as internal parity are considered. We do not utilize formal guidelines for establishing internal parity but we do seek to establish a positive correlation between organizational responsibility and participation level. No amounts are released under any of our incentive programs until our independent registered public accounting firm has completed its annual audit of the Company. Although we have not had a restatement of operating results in a subsequent year, should such an event occur, the impact on cash or equity compensation received by the named executive officers would be taken into account by the Board of Directors in determining or adjusting participation levels for current and subsequent incentive plans.

Summary Components of Compensation

Described below are our various components of compensation. We believe these compensation components are consistent with meeting our objectives.

Base Salary. It is our philosophy to maintain base salaries at levels approximating the 50 percentile relative to the salaries paid by comparable organizations based upon market data provided by independent compensation consultants. In establishing base salaries, we also take into account each named executive officer’s ability, experience and past and potential performance. On an annual basis, we evaluate and may adjust each named executive officer’s base salary based primarily on market data but also taking into account the above factors.

PFF Bank & Trust Annual Incentive Plan. Along with all other employees of the Bank, our named executive officers are eligible for an annual cash incentive based on the actual performance of the Bank relative to internally established performance metrics at the Bank that we believe are key drivers of stockholder value creation. For fiscal 2008, these metrics were net earnings targeting $54 million, net interest margin targeting 3.90 million, growth in the average balance of construction, commercial business, commercial real estate and consumer loans (the “Four-Cs”) targeting $381 million and growth in the Core deposits targeting $200 million. These internal goals were established by our Board of Directors at the beginning of the fiscal year, and for fiscal 2008 all four performance metrics were equally weighted. As noted above no dollars were earned under this program by named executives officers, as these targets were not achieved.

PFF Bancorp Annual Incentive Plan. We believe it is important for our named executive officers to focus their efforts and to be measured and incentivized not only on performance relative to internal goals but also on performance relative to a broad peer group of both commercial banks and savings institutions of comparable asset size. As a result, along with all other employees of the Bank, our named executive officers are eligible for an annual cash incentive based on the actual performance of the Company relative to a nationwide peer group of all banks and thrift institutions in the SNL Securities database with total assets greater than $3.0 billion but less than $6.0 billion. For fiscal 2008, this peer group was comprised of 10 thrift institutions and 43 commercial banks.

The performance metrics used in the PFF Bancorp Annual Incentive Plan were absolute levels of return on average assets, return on average equity, change in net interest margin, and percentage change in diluted earnings per share. All performance measures were weighted equally for purposes of calculating the potential payout under this Plan. Straight line interpolation is utilized to determine payout level for performance between deciles. There were no amounts earned under the PFF Bancorp Annual Incentive Plan because the performance objectives were not met.

Long Term Incentive Plan. In order to closely align the interest of our named executive officers with those of our stockholders, we maintain an equity-based long term incentive plan (LTIP) for the named executive officers of the Bank as well as selected other key non-executive officers. To ensure that the efforts of the named executive officers are creating long-term value for our stockholders, performance under the LTIP is measured over a three year performance period and potential amounts earned under the LTIP take the form of restricted stock and other stock options. At the beginning of each three year performance period each participant is awarded a specified number of shares of our stock or stock options, 100% of which is “at risk” subject to us achieving specified performance levels relative to a peer group on four performance measures (three-year compound annual growth rate in diluted earnings per share, absolute level of return on average equity, percentage change in net interest margin and absolute level of efficiency ratio) and specified performance relative to internal targets established by the Board of Directors on two additional performance measures (compound annual growth rate in the Four-Cs and compound annual growth rate in number of deposit households). For the 2008 LTIP which ended March 31, 2008, the peer group was comprised of all bank and thrift institutions in the nation with total assets between $3.0 billion and $5.0 billion which were included in the SNL Securities database on March 31, 2005 (the beginning of the three year performance period), along with the following institutions: Cathy General Bancorp, East West Bancorp, First Republic Bank, First Fed Financial Corp, Pacific Capital Bancorp and UCBH Holdings, whose asset sizes were above $5 billion. For the 2008 LTIP, this peer group was comprised of 8 thrift institutions and 40 commercial banks.

Performance below median on any of the peer group or internal measures results in no award of shares on that metric. Additionally, growth in diluted earnings per share must have been at or above peer median for there to be any payout under the 2008 LTIP. There were no payouts made under the 2008 LTIP for executives, officers or any participants, as the Company’s performance did not meet or exceed the median performance of our peers.

Since our 2007 LTIP was completed at the end of fiscal 2007, a 2010 LTIP Plan was approved by the Board of Directors this year. This plan will cover the period from April 1, 2007 to March 31, 2010. This involves the granting of stock options instead of performance based restricted stock, which was awarded under the 2007 LTIP. The reasons for this plan change were:

•	By their very nature “at the money” options are performance based. They will expire with no value absent an increase in the price of the underlying stock.

•	Options provide a commensurately greater incentive to increase the market value of the stock.

•	The use of options allows the Company to deliver the potential for relatively higher value to participants at a lower accounting cost.

•	The granting of options is used by 92% of our peer institutions in their incentive plans.

•	As with the current LTIP structure, 3 year cliff vesting provides for retention.

Initial participation levels were established by the Board of Directors in May 2005 for the 2008 LTIP. Additional performance share potentials were assigned to the named executive officers in September 2006 to reflect additional responsibilities assumed in connection with management succession and promotions. In recognition of his promotion to the Executive Committee, the Board of Directors awarded Mr. Standlea prorated shares in June 2007 as shown below. The actual number of shares earned for the three-year performance period ended March 31, 2008 were as follows:

	Median	75th Percentile	100th Percentile	Earned
Kevin McCarthy
Initial	7,970	14,490	26,270
Proration	4,375	12,134	23,671	13,278

	12,345	26,624	49,941

Gregory C. Talbott
Initial	7,970	14,490	26,270
Proration	1,963	6,707	13,353	11,561

	9,933	21,197	39,623

Lynda Scullin
Initial	4,350	7,250	12,680
Proration	1,977	3,852	7,249	6,046

	6,327	11,102	19,929

Robert L. Golish
Initial	4,350	7,250	12,680
Proration	1,977	3,852	7,249	6,046

	6,327	11,102	19,929

Jerald Groene
Initial	5,070	9,060	16,300
Proration	1,494	2,640	4,824	6,825

	6,564	11,700	21,124

Greg Standlea
Initial	2,190	2,950	4,370
Proration	5,110	10,500	19,130	970

	7,300	13,450	23,500

Participation in the 2008 LTIP requires that participants maintain minimum stock ownership levels. If a named executive officer’s ownership is below the levels specified, they are prohibited from selling any shares earned under the LTIP in excess of the number of shares required to satisfy personal income tax obligations on the exercise of any previously granted non-qualified stock options or vested LTIP awards. Failure to comply with this requirement disqualifies the named executive officer from participation in the current and any subsequent LTIPs until such time as the ownership requirement is met. Stock ownership requirements for the 2008 LTIP ended March 31, 2008 were as follows: Mr. McCarthy—36,900 shares, Mr. Talbott—35,000 shares, Mr. Groene—21,500 shares Mr. Golish—18,000 shares and Ms. Scullin—18,000 shares, Mr. Standlea 18,000 shares. For the 2008 LTIP, had a payout been earned, all named executive officers would have met their stock ownership requirements.

Employee Stock Ownership Plan. Under the terms of our ESOP, all named executive officers receive an annual allocation of common stock based upon a fixed percentage of the participant’s eligible compensation. For fiscal 2008, this level was established by the Board of Directors at 10%. After taking into account forfeitures of previously allocated but unvested shares by former participants, the actual ESOP allocation for fiscal 2008 was equal to 13.8% of eligible compensation. Participation levels for named executive officers are identical to those of all other ESOP participants

401(k) Plan. Our named executive officers are eligible to participate in a 401(k) Plan which includes a match of up to 4% of participant contributions up to the allowable IRS limit of $225,000. The match, as well as the investment options, none of which provide for an above market return for named executive officers, is identical to those available to all other participants.

Supplemental Executive Retirement Plan. We maintain a Supplemental Executive Retirement Program (“SERP”) for which all named executive officers are eligible. The SERP provides a benefit equal to but no greater than and on the same terms as the benefit received by all other 401(k) and ESOP participants whose salaries are below the maximum amounts eligible for a 401(k) match or ESOP contribution under applicable IRS regulations. SERP funds are invested at the named executive officer’s discretion in the same range of investments as those offered to 401(k) participants, or in the case of the ESOP common stock.

Split Dollar Life Insurance. This plan was terminated in fiscal 2008 for all plan participants because the cost was deemed greater than the perceived benefit to the participating employees. Previous to the plan termination our named executive officers as well as selected other officers participated in a split dollar life insurance program. Under this program, the Bank paid premiums on a life insurance policy for each participant, the face amount of which is equal to the participant’s base salary. Upon retirement after reaching at least age 55 and providing at least 5 years of service to the Bank, the life insurance policy is released to the participant. There is no pro-rata vesting in the event of early retirement. When terminated, each participant was given the option of continuing the coverage or being paid the cash value of the policy. The executive officers all opted to take the cash value. This was paid to all plan participants, including the participating members of the Executive Committee as a “bonus.” Below are the one time payments made to each executive officer who participated in the plan. This amount represented the cash value in the policy:

Kevin McCarthy	$97,684
Gregory Talbott	43,379
Robert Golish	28,364
Lynda Scullin	6,137
William (Greg) Standlea	18,899

Health and Welfare Benefits. All our named executive officers are provided with the same medical, dental, vision, disability and long term care insurance options as all other benefited employees of the Bank. Participants are provided with a fixed amount of program credits for use in purchasing benefits. The amount of credits is based on the employee’s family status and does not vary by position or salary level.

Automobile Allowance. In June 2007 the automobile allowance was discontinued and the amount of $1,180 per month added to the base compensation amount of each executive officer. The Company previously provided each of our named executive officers with an automobile allowance of $1,180 per month, in lieu of providing the Company-owned vehicles or receiving reimbursement for business use of personal vehicles.

Compensation Decision-Making Policies and Procedures

Decision-Making and Policy-Making. Our bylaws require that named executive officer compensation be set by the Board of Directors or a board committee to which decision-making authority has been delegated. As a

New York Stock Exchange listed company, we must observe governance standards that require named executive officer compensation decisions to be made by the independent director members of our board or by a committee of independent directors. Consistent with these requirements, our Board of Directors has established an Employee Compensation and Benefits Committee, all of whose members are independent directors.

The Employee Compensation and Benefits Committee has been delegated authority from our Board to oversee executive compensation by approving salary increases and by reviewing general personnel matters such as staff performance evaluations. The Employee Compensation and Benefits Committee has established a formal charter. Compensation consists of four components: (1) base salary; (2) annual cash bonuses; (3) long-term incentives (e.g., stock options and performance-based restricted stock); and (4) fringe benefits including an ESOP, a 401(k) Plan, split-dollar life insurance and a supplemental executive retirement program.

The Employee Compensation and Benefits Committee meets at minimum of two times a year. It evaluates the compensation levels in the context of performance of the Chief Executive Officer as well as the performance of all named executive officers, including taking into account empirical data and the recommendations of advisors. The Employee Compensation and Benefits Committee does not delegate its duties to others. None of our executive officers participates in any way in the deliberations or decisions relating to their compensation.

Use of Outside Advisors and Survey Data. The Employee Compensation and Benefits Committee uses its own criteria coupled with peer compensation surveys including Employer Group Survey, Economic Research Institute Survey, Western Management Group Survey, California Bankers Association Survey, American Community Bankers Survey and other published sources and consults with the independent compensation consulting firm of Frederick W. Cook & Co. to establish the base salary and all other components of compensation of all named executive officers, as well as the Board of Directors.

Employee Compensation and Benefits Committee Report

The Employee Compensation and Benefits Committee have reviewed the Compensation Discussion and Analysis included in this memorandum and has discussed it with management. Based on such review and discussion, the Employee Compensation and Benefits Committee have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this memorandum.

Employee Compensation and Benefits Committee of PFF Bancorp, Inc.

•	Stephen C. Morgan (Chair)

•	Robert W. Burwell

•	Richard P. Crean

•	Curtis W. Morris

Directors’ Compensation

Meeting Fees. Each non-employee director of the Company receives an annual retainer of $12,500 for serving on our Board of Directors, and each non-employee director of the Bank, except for the Chairman of the Board, receives an annual retainer of $39,600. The Chairman of the Board receives an annual retainer of $54,000. Mr. McCarthy, as President and Chief Executive Officer, does not receive any additional compensation for serving as a director.

We paid fees totaling $379,100 to our non-employee directors for the year ended March 31, 2008. Directors are also eligible to receive grants of options and restricted stock awards under our incentive plans and reimbursements for certain nominal medical premium expenses. During the year ended March 31, 2008, no options were granted to non-employee directors.

PFF Bank & Trust Directors’ Retirement Plan. the Bank maintains the PFF Bank Directors’ Retirement Plan (the “Directors’ Retirement Plan”), which is a frozen non-qualified plan under which no new benefits have accrued since December 31, 1995. The Directors’ Retirement Plan provides that, upon retirement, retiring directors are eligible to receive an annual benefit equal to 70% of the retiring directors’ annualized final earnings based on monthly board compensation as of December 31, 1995 (reduced by one-one hundred and twentieth (1/120), for each month of service less than 120) which shall continue to be paid for the greater of ten years or the lifetime of the director. All directors are currently credited with 120 months of service under the plan except for Messrs. Crean, Morgan and Stutzman who have not been credited with any months of service. Mr. Rinehart does not participate in the plan. Benefits may not start until the director retires from service and reaches age 65. The Directors’ Retirement Plan provides that in the event of a participant’s death prior to payment of all benefits due to the participation under the plan, the remaining benefits are to be paid to the beneficiary or beneficiaries designated by the participants or, if no such designation has been made, to the estate of the participant.

Directors’ Deferred Compensation Plan. All Bank deferred compensation plans were frozen in June 2007 due to the cost of administration compared to the few number of participants. Upon the plan being frozen no new contributions were allowed, nor were any distributions made to the participants as a result of the plan being terminated. Prior to this, the Bank maintained the PFF Bank & Trust Directors’ Deferred Compensation Plan, which was a non-qualified plan that offered directors the opportunity to defer fee compensation and stock awarded under the 1996 Incentive Plan. The primary form of benefit for deferred fees is 120 monthly installment payments of the account balance. Such balance shall equal the amount of the deferrals and interest thereon. Other forms of benefit, including a lump sum payout, are available with certain restrictions. Deferred stock awarded under the 1996 Incentive Plan is accounted for in the plan in the form of common stock units. The form of benefit for deferred stock is a single lump sum payout or payment of equal installments over time. Prior to March 1995, deferrals had been credited with an interest rate equal to the highest interest rate paid on a designated date to depositors of the Bank. The plan allowed for an alternative choice whereby deferrals may be credited with investment earnings or losses equivalent to that of the Company’s common stock.

The following table sets forth information regarding compensation earned by the non-employee directors of the Company during the last fiscal year.

Directors’ Compensation Table(1)

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Could Based on Grants Total ($)
Robert W. Burwell	66,500	16,070	—	82,570
Richard C. Crean	52,100	128,565	714	181,379
Curtis W. Morris	52,100	128,565	—	180,665
Stephen C. Morgan	52,100	128,565	—	180,665
Larry M. Rinehart	52,100	97,166	1026	150,292
Jil H. Stark	52,100	128,565	—	180,665
Royce A. Stutzman	52,100	128,565	100	180,765

(1)	Includes retainer payments, meeting fees, and committee and/or chairmanship fees earned during the fiscal year, whether such fees were paid currently or deferred.
(2)	Represents the compensation cost recognized for the fiscal year in accordance with FAS 123(R) in connection with restricted stock of the Company granted to the director, regardless of the year in which granted and calculated in accordance with FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the footnotes to the audited financial statements, included in this annual report. This amount does not reflect the value of dividends paid on unvested restricted stock. As of December 31, 2007, each Director has the following number of unvested restricted stock shares: Burwell -0-, Crean 4,500, Morgan 4,500, Stutzman 4,500, Stark 4,500, Morris 4,500, and Rinehart 9,000.
(3)	The figure shown for each named individual represents all other forms of compensation, including dental and vision benefits for Directors Crean and Rinehart and vision benefits for Director Stutzman.

The table below sets forth for fiscal 2007 and 2008 the compensation of each of our named executive officers.

Summary Compensation Table

Name and Principal Positions	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)	All Other Compensation(5) ($)	Total ($)

Kevin McCarthy, President and Chief Executive Officer	2008	414,170		—	448,544	—		170,619	1,033,333
	2007	350,000	—	440,033	—	124,817	—	70,841	985,691

Gregory C. Talbott, Chief Operating Officer Chief Financial Officer and Treasurer	2008	314,163		—	336,408	—		102,705	753,276
	2007	300,000	—	383,122	—	86,068	—	58,024	827,214

Lynda Scullin Executive Vice President and Chief Banking Administrator	2008	224,162		—	224,272	—		49,105	497,539
	2007	210,000	—	200,364	—	48,362	—	46,510	505,236

Robert L. Golish Executive Vice President, Chief Administrative Officer, Chief Information Officer and General Counsel	2008	224,162		—	224,272	—		71,798	520,232
	2007	210,000	—	200,364	—	47,941	—	44,269	502,574

Name and Principal Positions	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)	All Other Compensation(5) ($)	Total ($)

William S (Greg) Standlea Executive Vice President, Chief Lending Officer	2008	224,162		—	224,272	—		51,604	500,038

Jerald Groene (retired)—Executive Vice President, Chief Lending Officer	2008	63,832		—	—	—		28,210	92,042
	2007	220,000		226,181		51,864		48,448	546,493

Jill Casselman Executive Vice President, Chief Commercial Banking Officer	2008	76,188		—	97,104			160	173,452

(1)	The figures shown for salary and bonus represent amounts earned for the fiscal year, whether or not actually paid during such year.
(2)	The options noted here have a 3 year cliff vesting. The value here represents the compensation costs calculated as the grant date fair value and is shown as compensation in the year in which financial expense occurs due to vesting, regardless of the year in which granted and is calculated in accordance with FAS 123R for financial statement purposes. For more information concerning the assumptions used for these calculations, please refer to the footnotes to the audited financial statements, included in this annual report. This amount does not reflect the value of dividends paid on unvested restricted stock, which are included in this table under the caption “All Other Compensation.”
(3)	Represents amounts earned for services rendered during the fiscal year, whether or not actually paid during such fiscal year under the two annual cash bonus plans. There were no amounts earned in fiscal 2008 under the 2008 PFF Bancorp or 2008 Bank Annual Incentive Plan.
(4)	In fiscal year 2008, no named executive officer (or other employee) accrued benefits (whether or not vested) under any tax-qualified or non-qualified defined benefit or actuarial plan, as determined in accordance with Statement of Financial Accounting Standard 87 (“FAS 87”). There were no amounts of interest accrued on defined contribution deferred compensation balances at a rate in excess of 120% of the applicable federal mid-term rate Section 1274(d) of the Internal Revenue Code of 1986 (“Code”) nor dividends or dividend equivalents on balances denominated in common stock in excess of dividends paid to stockholders.
(5)	The named executive officers participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. The figure shown for each named executive officer includes: (i) life insurance premiums as follows: Mr. McCarthy—$418, Mr. Talbott—$381, Mr. Groene—$73, Ms. Scullin—$256, Mr. Golish—$299, Mr. Standlea—$513, Ms. Casselman—$160; (ii) 401(k) matching contributions as follows: Mr. McCarthy—$6,597, Mr. Talbott—$6,333, Mr. Groene—$2,369, Ms. Scullin—$8,164, Mr. Golish—$8,434, Mr. Standlea—$7,645, Ms. Casselman—$0; (iii) ESOP contributions as follows: Mr. McCarthy—$22,859, Mr. Talbott—$22,815, Mr. Groene—$21,953, Ms. Scullin—$21,122, Mr. Golish—$21,000, Mr. Standlea—$24,547, Ms. Casselman—$0; (iv) SERP contributions as follows: Mr. McCarthy—$39,246, Mr. Talbott—$25,982, Mr. Groene—$-0, Ms. Scullin—$9,611, Mr. Golish—$9,886; (v) automobile allowance as follows: Mr. McCarthy—$3,815, Mr. Talbott—$3,815, Mr. Groene—$3,815, Ms. Scullin—$3,815, Mr. Golish—$3,815; (vi) deferred compensation contributions as follows: Mr. Groene—$16,000; (vii) Discontinued Split dollar life cash value (1x payment, discussed previously) Mr. McCarthy—$97,684, Mr. Talbott—$43,379, Mr. Golish—$28,364, Mr. Standlea—$18,899, Ms. Scullin—$6,137, Mr. Groene, retired prior to policy being discontinued/payout made. We provide certain non-cash perquisites and personal benefits to each named executive officer that do not exceed $10,000 in the aggregate for any individual, and are not included in the reported figures.

Compensation Plans

1996 Incentive Plan. The 1996 Incentive Plan provided discretionary awards of options to purchase common stock, option-related awards and awards of common stock to officers, directors and key employees as determined by a committee of the Board of Directors. All outstanding awards to officers and directors have vested and no shares are currently reserved for future grants under this plan. The 1996 Incentive Plan is not subject to ERISA and is not a tax-qualified plan. No awards were made under the 1996 Incentive Plan in fiscal 2008 to any of the named executive officers.

1999 Incentive Plan. The 1999 Incentive Plan provided discretionary awards of options to purchase common stock and option-related awards to officers, directors, employees and its affiliates as determined by a committee of the Board of Directors consisting of two or more outside directors. All outstanding awards to officers and directors have vested and no shares are currently reserved for future grants under this plan. The 1999 Incentive Plan is not subject to ERISA and is not a tax-qualified plan. No awards were made under the 1999 Incentive Plan in fiscal 2008 to any of the named executive officers.

2004 Equity Incentive Plan. The 2004 Equity Incentive Plan provided for discretionary awards of options to purchase common stock, option-related awards, restricted stock awards and performance-based awards of cash or stock to officers, directors, and employees as determined by a committee of the Board of Directors consisting of two or more outside directors. The 2004 Equity Incentive Plan is not subject to ERISA and is not a tax-qualified plan. The 2004 Equity Incentive Plan was terminated as a result of the adoption and implementation of the 2006 Equity Incentive Plan.

2006 Equity Incentive Plan. The 2006 Equity Incentive Plan was approved by the stockholders on September 13, 2006. As a result, the 2004 Equity Incentive Plan was terminated and a total of 2,953,234 shares of common stock were reserved for the granting of new awards under the 2006 Equity Incentive Plan. However, the actual number of shares reserved to the 2006 Equity Incentive Plan includes all of the options and other awards made by us which were still outstanding as of September 12, 2006 (collectively the “Prior Awards”) to the extent that any such Prior Award expires, lapses or otherwise terminates for any reason without being exercised or settled in full, or if any shares subject to forfeiture or repurchase are forfeited or repurchased by PFF Bancorp, Inc. Consequently, the maximum number of shares which may be granted under the 2006 Equity Incentive Plan, assuming all prior awards actually do expire, terminate or otherwise lapse unexercised and are returned to the 2006 Equity Incentive Plan’s share reserve, is 3,778,171. If any award granted under the 2006 Equity Incentive Plan expires, lapses or otherwise terminates for any reason without having been exercised or settled in full, or if shares subject to forfeiture or repurchase are forfeited or repurchased, any such shares that are reacquired or subject to a terminated award will again become available for issuance under the 2006 Equity Incentive Plan. At all times will there be reserved and kept available such number of shares as may be required to meet the needs of the 2006 Equity Incentive Plan. As of March 31, 2008, there were 3,283,655 shares reserved for issuance under the 2006 Equity Incentive Plan. In addition, as of March 31, 2008, there were 1,702,529 shares subject to outstanding options that are prior awards. As of March 31, 2008, the total number of granted but unexercised options was 493,917 at a weighted average exercise price of $13.37 and a weighted average remaining term of 7.27 years.

Grants of Plan Based Awards Table

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number Of Shares of Stock or Units (#)	All Other Option Awards: Numbers of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value Of Stock and Option Awards ($)(1)
Name		Threshold ($)(2)	Target ($)(2)	Maximum ($)(2)	Threshold (#)	Target (#)	Maximum (#)
Kevin McCarthy
PFF Bank & Trust Annual Incentive		156,021	208,029	312,043	—	—	—	—	—	—	—
PFF Bancorp, Inc. Annual Incentive		86,679	173,357	260,036	—	—	—	—	—	—	—
2010 LTIP	09/11/07	—	—	—	—	160,000	—	—	—	—	448,544

Gregory C. Talbott
PFF Bank & Trust Annual Incentive		—	—	—	—	—	—	—	—	—	—
PFF Bancorp, Inc. Annual Incentive		—	—	—	—	—	—	—	—	—	—
2010 LTIP	09/11/07	—	—	—	—	120,000	—	—	—	—	336,408

Lynda Scullin
PFF Bank & Trust Annual Incentive		—	—	—	—	—	—	—	—	—	—
PFF Bancorp, Inc. Annual Incentive		—	—	—	—	—	—	—	—	—	—
2010 LTIP	09/11/07	—	—	—	—	80,000	—	—	—	—	224,272

Robert L. Golish
PFF Bank & Trust Annual Incentive		—	—	—	—	—	—	—	—	—	—
PFF Bancorp, Inc. Annual Incentive		—	—	—	—	—	—	—	—	—	—
2010 LTIP	09/11/07	—	—	—	—	80,000	—	—	—	—	224,272

Jill Casselman
PFF Bank & Trust Annual Incentive		—	—	—	—	—	—	—	—	—	—
PFF Bancorp Inc Annual Incentive
2010 LTIP	12/19/07	—	—	—	—	80,000	—	—	—	—	224,272

Wm. (Greg) Standlea
PFF Bank & Trust Annual Incentive
PFF Bancorp Inc.
2010 LTIP	09/11/07	—	—	—	—	80,000	—	—	—	—	224,272
2009 LTIP(3)	10/25/06	—	—	—	3,800	7,200	13,500	—	—	—	398,615
2008 LTIP(3)	10/25/06	—	—	—	1,310	2,850	5,630	—	—	—	159,283

(1)	Estimated values calculated using the closing price of the PFF Bancorp’s common stock on March 31, 2008.
(2)	“Threshold,” “Target” and “Maximum” correspond with performance at the 50th, 75th and 100th percentile relative to the defined peer group and internal performance goals.
(3)	Represents an increase in participation level to reflect a material increase in the named executive officer’s responsibilities subsequent to the commencement of the three-year performance period.

Stock Awards and Stock Option Grants Outstanding

The following tables set forth information regarding stock awards, stock options and similar equity compensation outstanding at March 31, 2008, whether granted in 2007 or earlier, including awards that have been transferred other than for value.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights of Stock That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(2)
Kevin McCarthy	11/28/01	116,544	—	—	$12.69	10/23/11	—	—	—	—
2009 LTIP	10/25/06	—	—	—	—	—	—	—	61,600	1,868,328
2010 LTIP	9/11/07	—	160,000	—	$16.27	09/10/17	—	—	—	—

Gregory C. Talbott	11/28/01	71,721	—	—	$12.69	10/23/11	—	—	—	—
2009 LTIP	10/25/06	—	—	—	—	—	—	—	46,200	1,401,246
2010 LTIP	9/11/07	—	120,000	—	$16.27	09/10/17	—	—	—	—

Jerald W. Groene
2009 LTIP	10/25/06	—	—	—	—	—	—	—	23,500	712,755
2010 LTIP	9/11/07	—	—	—	—	—	—	—	—	—

Lynda Scullin
2009 LTIP	10/25/06	—	—	—	—	—	—	—	23,500	712,755
2010 LTIP	9/11/07	—	80,000	—	$16.27	09/10/17	—	—	—	—

Robert L. Golish
2009 LTIP	10/25/06	—	—	—	—	—	—	—	23,500	712,755
2010 LTIP	9/11/07	—	80,000	—	$16.27	09/10/17	—	—	—	—

William (Greg) Standlea	11/25/03	1,125	—	—	24.95	10/23/11	—	—	—	—
2009 LTIP	10/25/06	—	—	—	—	—	—	—	2,200	18,304
2110 LTIP	9/11/07	—	80,000	—	$16.27	09/10/17	—	—	—	—

Jill Casselman
2010 LTIP	12/19/07	—	80,000	—	$16.27	09/10/17	—	—	—	—

(1)	Market value is calculated on the basis of $8.32 per share, which is the closing sales price for our common stock on March 31, 2008.
(2)	LTIP shares vest following the completion of and the calculation of performance for the three-year performance period ending March 31, 2008 and 2009, respectively. The number and value of unvested shares is based on the maximum number of performance-based restricted stock awards that could be earned.

No Executive exercised any options during fiscal year 2008.

Pension Benefits

Retirement Plan. PFF Bank & Trust maintains a tax-qualified defined benefit plan (the “Retirement Plan”) for certain salaried employees who had attained the age of 21 and completed one year of service prior to December 31, 1995. Effective December 31, 1995, the Retirement Plan was frozen and participants ceased the accrual of additional benefits under the Retirement Plan although vesting will continue according to the terms of the Retirement Plan. After December 31, 1995, no new participants entered the Retirement Plan.

The Retirement Plan provides for a monthly benefit to the employee upon retirement after the later of (1) attainment of age 65; or (2) the fifth anniversary of the employee’s initial participation in the Retirement Plan. The Retirement Plan also provides for a monthly benefit upon the participant’s death, disability and early retirement. Early retirement is conditioned upon the attainment of the age of 55, and the completion by the participant of 15 years of service. No new accrual of years of service has occurred since December 31, 1995. Benefits under the Retirement Plan are determined taking into account the participant’s final average earnings, social security benefits and years of credited service under the Retirement Plan as of December 31, 1995. The final average salary as of December 31, 1995 for Messrs. McCarthy, Talbott, Groene, Golish and Ms. Scullin, Standlea is $92,124, $104,720, $84,334, $100,020, $63,660 and 100,006, respectively

Supplemental Executive Retirement Plan. PFF Bank & Trust maintains a non-qualified SERP to provide certain officers and highly compensated employees with additional retirement benefits. The SERP reflects the freezing of the Retirement Plan as of December 31, 1995. The benefits provided under the SERP are directly related to those provided under the three tax-qualified employee benefit plans sponsored by PFF Bank & Trust, namely the ESOP, the 401(k) Plan and the Retirement Plan. With respect to the Retirement Plan, the SERP provides a benefit equal to the present value of the previous SERP benefit accrued as of December 31, 1995. For purposes of the SERP the final average salary as of December 31, 1995 for Messrs. McCarthy, Talbott, Groene, Golish and Ms. Scullin is $156,000, $155,880, $84,334, $100,020 and $63,660, respectively. However, this benefit is only provided to the extent not provided under the Retirement Plan. No additional contributions will be made by PFF Bank & Trust to provide this benefit, as this portion of the SERP is only a deferral mechanism (with interest) of the frozen Retirement Plan benefit. The SERP also provides a benefit equal to the difference between (1) the benefits which would have been provided by employer contributions to the 401(k) Plan and the ESOP if such contributions and benefits were calculated without the limitations imposed by the applicable contribution limits of the Code for tax-qualified plans; and (2) the actual benefit provided under each plan. Benefits under the SERP will be provided at retirement in the form of some combination of an annuity, lump sum cash or stock distribution.

Employee Deferred Compensation Plan. All Bank deferred compensation plans were frozen in June 2007 due to the cost of administration compared to the few number of participants. Upon the plan being frozen, no new contributions were allowed and no distributions made to participants due to the plan being terminated. Prior to this, PFF Bank & Trust maintained the PFF Bank & Trust Employee Deferred Compensation Plan (the “Employee Deferred Compensation Plan”) which was a non-qualified plan that offers certain employees the opportunity to defer cash compensation and stock awarded under the PFF Bancorp Incentive Plans. The benefits under this plan (consisting of participant deferrals and earnings or losses thereon) are payable in lump sum or in installments. Deferred stock awarded under the Incentive Plans is accounted for in the plan in the form of common stock units. The form of benefit for deferred stock is a single lump sum payout or payment of equal installments over time. Cash compensation deferrals are credited with earnings or losses under a variety of investment options established by the Board of Directors and selected by each plan participant. Deferred stock is credited with investment earnings or losses according to the performance of the Company’s common stock.

The following table shows the present value of accumulated benefits payable to each of our named executive officers under our Retirement Plan, Supplemental Executive Retirement Plan and Employee Deferred Compensation Plan.

Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Kevin McCarthy	Retirement Plan for Employees	19 years	211,842	—
	Supplemental Executive Retirement Plan	N/A	371,677	—
	Employee Deferred Compensation Plan	N/A	0	—

Gregory C. Talbott	Retirement Plan for Employees	9 years, 7 months	115,864	—
	Supplemental Executive Retirement Plan	N/A	631,136	—
	Employee Deferred Compensation Plan	N/A	0	—

Jerald W. Groene	Retirement Plan for Employees	24 years, 6 months	298,932	—
	Supplemental Executive Retirement Plan	N/A	65,035	—
	Employee Deferred Compensation Plan	N/A	23,827	—

Lynda Scullin	Retirement Plan for Employees	2 years, 4 months	8,552	—
	Supplemental Executive Retirement Plan	N/A	88,276	—
	Employee Deferred Compensation Plan	N/A	0	—

Robert L. Golish	Retirement Plan for Employees	13 years, 11 months	103,310	—
	Supplemental Executive Retirement Plan	N/A	198,854	—
	Employee Deferred Compensation Plan	N/A	0	—

William (Greg) Standlea	Retirement Plan for Employees	9 years, 4 months	46,539	—
	Supplemental Executive Retirement Plan	N/A	0	—
	Employee Deferred Compensation Plan	N/A	0	—

(1)	The figures shown are determined as of the plan’s measurement date under FAS 87 for purposes of PFF Bancorp’s audited financial statements. For the mortality, discount rate and other assumptions used for this purpose, please refer to the audited financial statements, included in this memorandum. All present values are as of March 31, 2008.

Employee Stock Ownership Plan (“ESOP”). This plan is a tax-qualified plan that covers substantially all employees who have at least one year of service and have attained age 18. The plan originally purchased 3,332,700 shares (retroactively adjusted for the 40% stock dividend paid on September 5, 2003 and the 50% stock dividend paid on March 3, 2005) by means of a loan obtained from PFF Bancorp. The loan was for a maximum term of ten years and called for annual payments of principal and interest. In addition, the loan allowed for additional principal reductions using funds received by the plan from dividends on shares not yet allocated to participant accounts. As a result of these additional principal reductions, the loan was repaid in full during December 2005.

As of December 31, 2005, the plan had allocated all shares to participant accounts. Since that time, PFF Bancorp has been making discretionary purchases of stock to fund new share allocations under the plan. As of March 31, 2008 there were no unallocated shares in the plan. Any shares purchased during the 2008 calendar year will be allocated as of the end of 2008. The plan will allocate the shares released each year among the accounts of participants in proportion to their compensation for the year. For example, if a participant’s compensation for a year represents 1% of the total compensation of all participants for the year, the plan would allocate to that participant 1% of the shares released for the year. Participants direct the voting of shares allocated to their accounts. Unallocated shares will usually be voted in a way that mirrors the votes which participants cast for shares in their individual accounts. This plan may purchase additional shares in the future, and may do so using borrowed funds, cash dividends, periodic employer contributions or other cash flow.

The following table sets forth information regarding nonqualified deferred compensation earned by our named executive officers during the last fiscal year under non-qualified defined contribution plans.

Non-Qualified Deferred Compensation Table

Name	Executive Contributions in Last FY ($)(2)	Registrant Contributions in Last FY ($)(3)	Aggregate Earnings in Last FY ($)(4)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Kevin McCarthy	—	36,245	—	—	371,677
Gregory C. Talbott	—	25,987	—	—	631,136
Jerald W. Groene	16,000	—	—	—	88,863
Lynda Scullin	—	9,610	—	—	88,277
Robert L. Golish	—	9,886	—	—	198,854
William Standlea	—	—	—	—	—

(1)	Non-qualified deferred compensation includes benefits provided under our Supplemental Executive Retirement Plan and Employee Deferred Compensation Plan.
(2)	Executive contributions are included in the Summary Compensation Table under the captions “Salary” and “Non-Equity Incentive Plan Compensation,” as applicable.
(3)	Registrant contributions are included under the caption “All Other Compensation” in the Summary Compensation Table.
(4)	Earnings did not accrue at above-market or preferential rates and are not reflected in the Summary Compensation Table.

Termination and Change in Control Benefits

Employment Agreements. Effective as of September 11, 2007 PFF Bank & Trust and PFF Bancorp, entered into amended and restated employment agreements with Kevin McCarthy and Gregory C. Talbott. The employment agreements provide for a three-year term for the executives. The PFF Bank & Trust employment agreements provide that, commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors may extend the agreement for an additional year so that the remaining term shall be three years, unless written notice of non-renewal is given by the Board of Directors after conducting a performance evaluation of each executive. The terms of the PFF Bancorp employment agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors. The agreements provide that each executive’s base salary will be reviewed annually. The annual base salaries for Messrs. McCarthy and Talbott for the current fiscal year are $414,170 and $314,163, respectively. In addition to the base salary, the agreements provide for, among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel.

The agreements provide for termination for cause as defined in the agreements at any time. In the event the Bank or the Bancorp chooses to terminate the executive’s employment for reasons other than for cause, or in the event of the executive’s resignation upon: (1) failure to re-elect the executive to his current office(s); (2) a material change in the executive’s functions, duties or responsibilities; (3) a relocation of the executive’s principal place of employment by more than 25 miles; (4) a material reduction in the benefits and perquisites to the executive; (5) liquidation or dissolution of the Bank or the Bancorp; or (6) a breach of the agreement by PFF Bank & Trust or PFF Bancorp, the executive or, in the event of the executive’s subsequent death, his beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due to the executive and the contributions that would have been made on the executive’s behalf to any employee benefit plans during the remaining term of the agreement. PFF Bank & Trust and PFF Bancorp would also continue, and pay for, the executive’s life, health and disability coverage for the remaining term of the agreement.

Under the agreements, if a voluntary or involuntary termination, other than for cause, follows a change in control of PFF Bank & Trust or PFF Bancorp (as defined in the employment agreements) within ninety days of such change in control, the executive or, in the event of the executive’s death, his beneficiary, would be entitled to a severance payment equal to three times the average of the three preceding taxable years’ annual compensation (as defined in the employment agreements). PFF Bank & Trust and PFF Bancorp would also continue, and pay for, the executive’s life, health, and disability coverage for thirty-six months.

Payments under the agreements in the event of a change in control may constitute an excess parachute payment under Section 280G of the Internal Revenue Code (the “Code”) for executive officers, resulting in the imposition of a 20% excise tax on the recipient and denial of the deduction for such excess amounts to PFF Bank & Trust and PFF Bancorp. Under the PFF Bancorp agreement, if such payment constitutes an excess parachute payment under Section 280G of the Code, PFF Bancorp would reimburse the executive for the amount of this excise tax and would make an additional gross-up payment so that, after payment of the excise tax and all income and excise taxes imposed on the reimbursement and gross-up payments, the executive will retain approximately the same net-after tax amounts under the employment agreement that he would have retained if there were no 20% excise tax. The effect of this provision is that PFF Bancorp, rather than the executive, bears the financial cost of the excise tax. Neither PFF Bancorp nor PFF Bank & Trust could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment. All payments under these agreements are conditioned on the executive releasing PFF Bank & Trust and PFF Bancorp from any causes of action against PFF Bank & Trust or PFF Bancorp arising during any period of employment from the employment relationship, other than claims under the various employee benefit plans of PFF Bank & Trust and PFF Bancorp.

Payments to the executive under the PFF Bank & Trust employment agreements will be guaranteed by PFF Bancorp in the event that payments or benefits are not paid by PFF Bank & Trust. Payment under the PFF Bancorp employment agreements would be made by PFF Bancorp. All reasonable costs and legal fees paid or incurred by the executive pursuant to any dispute or question of interpretation relating to the agreements shall be paid by PFF Bank & Trust or PFF Bancorp, respectively, if the executive is successful pursuant to a legal judgment, arbitration or settlement. The employment agreements also provide that PFF Bank & Trust and the PFF Bancorp shall indemnify the executive to the fullest extent allowable under federal and Delaware law, respectively.

Change of Control Agreements. Effective as of September 11, 2007 PFF Bank & Trust and PFF Bancorp have entered into parallel two-year termination and change in control agreements with Robert L. Golish, William (Greg) Standlea, Lynda Scullin, Jill Casselman and three other officers of PFF Bank & Trust, PFF Bancorp and their affiliates and a one-year change in control agreement with one other such officer.

Commencing on the first anniversary date and continuing on each anniversary thereafter, the change in control agreements with PFF Bank & Trust may be renewed by the Board of Directors for an additional year. The terms of the PFF Bancorp change in control agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors. The change in control agreements provide that in the event a voluntary or involuntary termination, other than for cause, follows a change in control of PFF Bank & Trust or PFF Bancorp, the officer or, in the event of death, his beneficiary, would be entitled to receive a severance payment equal to two times (one times in the case of the officer with a one-year change in control agreement) the officer’s average annual compensation (as defined in the termination and change of control agreements) for the three years preceding such termination. PFF Bank & Trust or PFF Bancorp would also continue, and pay for, the officer’s life, health and disability coverage for a period of twenty-four (24) months from the date of termination. Payments to the officer under the PFF Bank & Trust change in control agreements will be guaranteed by PFF Bancorp in the event that payments or benefits are not paid by PFF Bank & Trust.

The change in control agreements also provide for a severance payment in the event of an involuntary termination of the officer other than in a change in control, except for cause. The severance payment is a sum equal to twenty-six weeks of base salary for each three years of service (rounded up to the next whole year of service in the case of partial years) up to a maximum of one-hundred and four weeks with a minimum payment of twenty-six weeks. All payments under these agreements are conditioned on the officer releasing PFF Bank & Trust and PFF Bancorp from any causes of action against PFF Bank & Trust or PFF Bancorp arising during any period of employment from the employment relationship, other than claims under the various employee benefit plans of PFF Bank & Trust and PFF Bancorp.

Payments under the agreements in the event of a change in control may constitute an excess parachute payment under Section 280G of the Code for the officers, resulting in the imposition of a 20% excise tax on the recipient and denial of the deduction for such excess amounts to PFF Bank & Trust and PFF Bancorp. Under the

Bancorp agreement, if such payment constitutes an excess parachute payment under Section 280G of the Code, PFF Bancorp would reimburse the officer for the amount of this excise tax and would make an additional gross-up payment so that, after payment of the excise tax and all income and excise taxes imposed on the reimbursement and gross-up payments, the officer will retain approximately the same net-after tax amounts under the officer that he or she would have retained if there were no 20% excise tax. The effect of this provision is that PFF Bancorp, rather than the officer, bears the financial cost of the excise tax. Neither PFF Bancorp nor PFF Bank & Trust could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment.

PFF Bancorp provides additional benefits, not included in the previous tables, to the named executive officers in the event of retirement or termination of employment in certain circumstances and in the event of a change in control. The following table provides an estimate of the value of such benefits, assuming termination of employment or a change in control occurred on March 31, 2008.

	Kevin McCarthy	Gregory C. Talbott	William Standlea	Lynda Scullin	Robert L. Golish	Jill Casselman
Disability
LTIP(1)	$—	$—	$—	$—	$—	$—
Lump Sum Cash Payment(2)(3)	$1,242,509	$942,490	$448,323	$448,323	$448,323	$110,001
Employer Contributions(4)	$206,103	$145,457	$—	$—	$—	$—
Health Insurance(5)	$24,372	$16,737	$—	$—	$—	$—

Death
LTIP(1)	$—	$—	$—	$—	$—	$—
Lump Sum Cash Payment(2)	$1,242,509	$942,490	$—	$—	$—	$—
Employer Contributions(4)	$206,103	$145,457	$—	$—	$—	$—
Health Insurance(5)	$24,372	$16,737	$—	$—	$—	$—

Discharge w/o Cause or Resignation w/Good Reason—no Change in Control
Lump Sum Cash Payment(2)(3)	$1,242,509	$942,490	$448,323	$448,323	$448,323	$110,001
Employer Contributions(4)	$159,257	$145,457	$—	$—	$—	$—
Health Insurance(5)	$24,372	$16,737	$—	$—	$—	$—

Discharge w/o Cause or Resignation w/Good Reason—Change in Control—related
LTIP(1)	$—	$—	$—	$—	$—	$—
Lump Sum Cash Payment(6)(7)	$2,407,314	$2,085,432	$413,527	$864,905	$878,841	$447,756
Health Insurance(4)(8)	$24,372	$16,737	$2,978	$10,384	$15,800	$2,018
280G Indemnity(9)	$—	$—	$—	$—	$—	$—

Change in Control—No Termination of Employment
LTIP(1)	$—	$—	$—	$—	$—	$—

(1)	Upon termination due to death, disability or upon a change in control, a pro-rata distribution of the Performance-Based Awards earned under the 2006 Equity Incentive Plan will paid to the employee and measured as of the last completed calendar quarter prior to the triggering event.
(2)	Mr. McCarthy and Mr. Talbott’s Employment Agreements provide a severance payment to Mr. McCarthy and Mr. Talbott upon a termination without cause or for good reason equal to the amount of salary, based in the year of termination, throughout the remaining term of the Executive’s Employment Agreement.
(3)

Mr. Standlea, Ms. Casselman, Mr. Golish and Ms. Scullin’s Termination and Change in Control Agreements provide that upon termination from service other than death, retirement or change in control, the Executive shall be entitled to a lump sum payment equal to their salary on a weekly basis multiplied by twenty-six (26) weeks for every three (3) years or part thereof of service with a minimum of twenty-six (26) weeks paid and a maximum of one hundred and four (104) weeks paid. Thus, an Executive with: zero (0) to three (3) years of service is entitled to twenty-six (26) weeks of salary; three (3) years and one (1) day of service to six (6) years of service is entitled to fifty-two (52) weeks of salary; six (6) years and one (1) day of service to nine (9) years of service is entitled to seventy-eight (78) weeks of salary; and nine (9) years and one (1) day of service plus is entitled to one hundred and four (104) weeks of salary. Mr. Standlea has been with PFF Bank & Trust since 1986 totaling twenty-one (21) years of service.

Mr. Golish has been with PFF Bank & Trust since 1982 totaling twenty-five (26) years of service. Ms. Scullin has been with PFF Bank & Trust since 1993 totaling fourteen (14) years of service. Therefore, each Executive is entitled to the maximum amount of payout equal to one hundred and four (104) weeks of service except Ms. Casselman who has been with PFF Bank & Trust since 2007 and thus receives twenty-six weeks of salary.

(4)	Mr. McCarthy and Mr. Talbott’s Employment Agreements provide a severance payment to Mr. McCarthy and Mr. Talbott upon a termination without cause or for good reason equal to the annual value of employer contributions made under the 401(k), Employee Stock Ownership Plan (the “ESOP”) and non-qualified plans multiplied by three (3) calculated by using the last annual amount paid over the last three (3) fiscal years.
(5)	Mr. McCarthy and Mr. Talbott’s Employment Agreements provide for the continuation of life, medical, dental and disability coverage for thirty-six (36) months following termination.
(6)	Upon termination following a change in control, Mr. McCarthy and Mr. Talbott’s Employment Agreements provide for a severance payment equal to three (3) times the Executive’s average annual compensation paid for the last three (3) preceding taxable years. The annual compensation includes salary, bonus, fringe benefits and employer contributions including 401(k) contributions, ESOP contributions, LTIP payments, 401(k) mirror contributions, deferred compensation and ESOP/SERP mirror contributions.
(7)	Upon termination following a change in control, Mr. Standlea, Mr. Golish, Ms. Casselman and Ms. Scullin’s Termination and Change in Control Agreements provide for a severance payment equal to two (2) times the Executive’s average annual compensation paid for the last three (3) preceding taxable years. The annual compensation includes salary, bonus, fringe benefits and employer contributions including 401(k) contributions, ESOP contributions, LTIP payments, 401(k) mirror contributions, deferred compensation and ESOP/SERP mirror contributions.
(8)	Mr. Standlea, Ms. Casselman, Mr. Golish and Ms. Scullin’s Termination and Change in Control Agreements provide for the continuation of life, medical, dental and disability coverage for twenty-four (24) months following termination.
(9)	The Employment Agreements and Termination and Change in Control Agreements in effect for the Executives provide that PFF Bancorp will indemnify them, on a net after-tax basis, against the effects of a 20% federal excise tax that is applied to payments that are contingent on a change in control, where the aggregate value of such payments equals or exceeds three (3) times the Executive’s average five-year W-2 earnings for the period of five (5) consecutive calendar years ending prior to the date of the change in control. The figure shown reflects an estimate of the indemnification payment that would be due.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders of PFF Bancorp

The following table sets forth, as of March 31, 2008, certain information concerning persons owning in excess of 5% of the outstanding shares of our common stock. We know of no person, except as listed below, who beneficially owned more than 5% of our outstanding shares of common stock as of March 31, 2008. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission and with PFF Bancorp pursuant to the Securities Exchange Act of 1934, as amended, and on information presented to management. Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications.

For purposes of the table below, and the “Security Ownership of Management” table following, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of common stock: (1) over which he or she has or shares, directly or indirectly, voting or investment power; or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2008. As used in this proxy statement, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent(7)
Common Stock, $0.01 par value	PFF Bank & Trust Employee Stock Ownership Plan 9337 Milliken Avenue Rancho Cucamonga, California 91729-2759	2,469,218	(1)	10.91%
	FBOP Corporation 11 Madison Street Oak Park, IL 60302	2,229,200	(2)	9.85
	Barclays Global Investors, NA 45 Fremont Street San Francisco, CA 99105	1,859,169	(3)	8.22
	LUXOR CAPITAL GROUP LP 767 Fifth Avenue, 19th Floor New York, New York 10153	1,704,693	(4)	7.53
	PUTNAM, LLC One Post Office Square Boston, MA 02109	1,211,668	(5)	5.36
	Tontine Financial Partners, L.P. Tontine Management, L.L.C. Tontine Overseas Associates, L.L.C. Jeffrey L. Gendell 55 Railroad Avenue, 3rd Floor Greenwich, Connecticut 06830	1,818,800	(6)	8.04

(1)	As reported on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008, including beneficial ownership as of December 31, 2007. The PFF Bank & Trust Employee Stock Ownership Plan (“ESOP”) is administered by the Employee Compensation and Benefits Committee of the Board of Directors. The ESOP’s assets are held in a trust (the “ESOP Trust”). The ESOP trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. Under the terms of the ESOP, the ESOP trustee will vote the unallocated shares, if any, in a manner calculated to most accurately reflect the instructions received from participants regarding allocated shares so long as the ESOP trustee determines such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended.
(2)	As reported on a Schedule 13D filed with the Securities and Exchange Commission on December 18, 2007, including beneficial ownership as of December 7, 2007. Cottonwood Holding, Inc. is a wholly-owned subsidiary of FBOP Corporation. Michael E. Kelly is the controlling common shareholder and Chairman of FBOP Corporation. Cottonwood Holdings, Inc. owns 2,229,200 shares of the Company.
(3)	As reported on a Schedule 13G filed with the Securities and Exchange Commission on February 6, 2008, including beneficial ownership as of December 31, 2007. Of the 1,859,169 shares, Barclays Global Investors, NA reported shared ownership of 709,010 shares and Barclays Global Fund Advisors reported shared ownership of 1,150,159 shares.
(4)	As reported by Luxor Capital Group LP (“Luxor Capital Group”) on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008, indicating beneficial ownership as of December 31, 2007. Luxor Capital Group, as the investment manager of Luxor Capital Partners, LP, LCG Select, LLC, Luxor Capital Partners Offshore, Ltd. and LCG Select Offshore Ltd. may be deemed to beneficially own 1,560,327 shares held by them and 144,366 shares held in accounts it separately manages. Luxor Management, LLC, the general partner of Luxor Capital Group, and Christian Leone, the managing member of Luxor Management may each be deemed to be the beneficial owners of the shares held by Luxor Capital Group.
(5)	As reported on a Schedule 13G filed with the Securities and Exchange Commission on February 4, 2008, including beneficial ownership as of December 31, 2007. Putnam, LLC wholly owns two registered investment advisers: Putnam Investment Management, LLC and the Putnam Advisory Company, LLC. Of the 1,211,668 shares reported, Putnam, LLC reported shared ownership of 1,211,668 shares, Putnam Investment Management, LLC reported shared ownership of 691,364 shares and The Putnam Advisory Company, LLC reported shared ownership of 520,304 shares.
(6)	As reported on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2008, indicating beneficial ownership as of December 31, 2007. Tontine Management, L.L.C. is the general partner of Tontine Financial Partners, L.P. Jeffrey L. Gendell is the managing member of Tontine Management and Tontine Overseas Associates, L.L.C. Of the 1,818,800 shares reported, Mr. Gendell reported shared ownership of 1,818,800 shares, Tontine Management reported shared ownership of 1,145,574 shares, Tontine Financial Partners reported shared ownership of 1,145,574 shares and Tontine Overseas Associates reported shared ownership of 673,226 shares.
(7)	Percentages with respect to each person or group of persons have been calculated based upon 22,624,961 shares of common stock, the number of shares outstanding as of March 31, 2008.

The following table sets forth information about the shares of common stock beneficially owned by each director of the Company, by each named executive officer of the Company identified in the Summary Compensation Table included elsewhere in this annual report, and by all directors and executive officers of the Company or the Company’s wholly owned subsidiaries, the Bank, Glencrest and DBS, as a group as of June 13, 2008. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated.

Name	Position with the Company	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Common Stock, $.01 par value Outstanding (3)
Robert W. Burwell (4)	Chairman of the Board	136,722	*
Jill Casselman	Executive Vice President and Chief Commercial Banking Officer	-0-	*
Richard P. Crean	Director	16,500	*
Robert L. Golish (5)	Executive Vice President Chief Administrative Officer, Chief Information Officer and General Counsel	96,683
Kevin McCarthy (6)	Director, President and Chief Executive Officer	318,539	1.4%
Stephen C. Morgan (7)	Director	61,725	*
Curtis W. Morris (8)	Vice Chairman of the Board	113,059	*
Larry M. Rinehart (9)	Director	111,372	*
Lynda Scullin (10)	Executive Vice President and Chief Banking Administrator	100,956	*
William Standlea (11)	Executive Vice President and Chief Lending Officer	36,265	*
Jil H. Stark (12)	Director	114,962	*
Royce A. Stutzman (13)	Director	66,680	*
Gregory C. Talbott (14)	Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	306,478	1.3%
All directors and executive officers as a group (13 persons) (15)		1,479,941	6.5%

*	Less than one percent

(footnotes on following page)

(1)	See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Principal Stockholders of PFF Bancorp” for a definition of “beneficial ownership.”
(2)	Amounts include 9,000 shares of time restricted stock for Mr. Rinehart.
(3)	Percentages with respect to each person or group of persons have been calculated based on 22,624,961 shares of common stock, the total number of shares of common stock outstanding as of June 13, 2008 plus shares of common stock that such person or group of persons has the right to acquire within 60 days of June 13, 2008 by the exercise of stock options.
(4)	Includes 28,566 shares in plan trusts related to the 1996 Incentive Plan and options to purchase 50,625 shares.
(5)	Includes 9,461 shares held by the Supplemental Executive Retirement Plan (“SERP”), 31,577 shares allocated to Mr. Golish’s account under the ESOP, 5,206 shares held in the 401(k) Plan trust, and 1,410 shares held as trustee for his daughter.
(6)	Includes 19,462 shares held by the SERP trust, 37,336 shares allocated to Mr. McCarthy’s account under the ESOP, 9,358 shares held in the 401(k) Plan trust and options to purchase 116,541 shares.
(7)	Includes options to purchase 50,625 shares.
(8)	Includes 2,925 shares held by spouse, 3,655 shares held in an IRA, 27,522 shares vested but deferred to which Mr. Morris has voting power and options to purchase 50,622 shares.
(9)	Includes 51,902 shares held by the SERP trust.
(10)	Includes 910 shares held in the 401(k) Plan trust and 31,632 shares allocated to Ms. Scullin’s account under the ESOP and 1,000 shares in spouse’s IRA.
(11)	Includes 22,131 shares held by the 401(k) Plan trust, 11,552 shares allocated to Mr. Standlea’s account under the ESOP and 750 shares held by spouse.
(12)	Includes options to purchase 50,625 shares.
(13)	Includes 367 shares held in a SEP-IRA, 8,235 shares in a deferred compensation plan, 88 shares held by Mr. Stutzman’s spouse, 15 shares held as trustee for his grandchild and options to purchase 50,625 shares.
(14)	Includes 29,036 shares held by the SERP trust, 41,291 shares allocated to Mr. Talbott’s account under the ESOP and options to purchase 71,721 shares.
(15)	The amount of shares for all directors and executive officers as a group includes -0- shares held by the ESOP Trust that have not been allocated to eligible participants as of June 13, 2008, over which the Employee Compensation and Benefits Committee (consisting of Messrs. Burwell, Crean, Morgan and Morris) may be deemed to have sole investment power, except in limited circumstances, thereby causing each committee member to be a beneficial owner of such shares. Each member of this committee disclaims beneficial ownership of such shares and accordingly, such shares are not attributed to the members of this committee individually. As of June 13, 2008, 2,402,602 shares were allocated to participants pursuant to the ESOP.

The following table presents the equity compensation plan information as of March 31, 2008.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,490,217	$17.34	2,075,650
Equity compensation plans not approved by security holders	—	—	—

Total	1,490,217	$17.34	2,075,650

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Certain Related Persons

As of March 31, 2008, ten of PFF Bank & Trust’s executive officers or directors had a total of fourteen loans outstanding, totaling approximately $3.7 million in the aggregate. Of the fourteen loans currently outstanding to executive officers or directors, thirteen loans are receiving a preferred rate. The remaining loan was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features. Nine of the loans receiving a preferred rate are secured by real estate.

The following information relates to seven of the loans to related parties currently outstanding as of March 31, 2008:

•	Richard P. Crean, a member of the Company’s Board of Directors, originated a single family loan with the Bank on August 25, 2005 for the principal amount of $700,000, with an interest rate of 5.36%.

•	Stephen C. Morgan, a member of the Company’s Board of Directors, originated a single family loan with the Bank on July 6, 2005 for the principal amount of $300,000, an interest rate of 5.24%.

•	Curtis W. Morris, a member of the Company’s Board of Directors, originated a single family loan with the Bank on March 10, 1997 for the principal amount of $204,000, interest rate of 5.24%.

•

Kevin McCarthy, President and Chief Executive Officer of the Company and the Bank, originated a single family loan with the Bank on November 21, 2000 for the principal amount of $261,000, with an interest rate of 5.24%.

•

Gregory C. Talbott, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company and the Bank, originated a single family loan with the Bank on December 23, 1998 for the principal amount of $945,000, with an interest rate of 5.24%.

•

Robert Golish, Executive Vice President, Chief Administrative Officer of the Company and the Bank, originated a single family loan with the Bank on June 30, 2004 for the principal amount of $450,000, with an interest rate of 5.24%.

•

Lynda Scullin, Executive Vice-President, Chief Banking Officer of the Company and the Bank, originated a single family loan with the Bank on July 5, 2005 for the principal amount of $490,000, with an interest rate of 5.24%.

The 14 loans to related persons were made in compliance with Section 215 of Regulation O which governs any extension of credit made by a member bank to an executive officer, director, or principal shareholder of the member bank, of any company of which the member bank is a subsidiary, and of any other subsidiary of that company.

Twelve of the loans were originated under the Bank’s Director and Employee Loan Policy whereby employees, executive officers, directors and principal stockholders were given lower interest rates and charged lower loan fees than those prevailing at the time, as compared to loans originated with persons not related to the lender. These twelve loans were made pursuant to the exception provided under Section 215.4(a)(2) of Regulation O which permits extensions of credit to be made pursuant to a benefit or compensation program so long as the program is (i) widely available to employees of the Company and/or its affiliates and (ii) does not give preference to any insider of the Company over other employees of the Company and/or its affiliates. The Board has determined that the Director and Employee Loan Policy is a benefit or compensation program for purposes of Regulation O. One of the remaining loans was made in compliance with the requirements of Section 215.4(a)(1) of the Federal Reserve Act and Regulation O which permits extensions of credit to be made if such extension is made on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the bank with other persons who are not employed by the bank, and does not involve more than the normal risk of repayment or present other unfavorable features.

It is our policy that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, contain terms no less favorable to us than could have been obtained in arms-length negotiations with unaffiliated persons and are required to be approved by a majority of independent outside directors not having any interest in the transaction, other than the preferred rate for executive officers and directors, which is considered part of their overall benefits and compensation program.

We have adopted a Code of Conduct and Ethics, which applies to all of our employees, officers, directors, subsidiaries and affiliates (as defined in the Code of Conduct and Ethics), including our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for us. The Code of Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Exchange Act Regulation S-K and is available at our website: www.pffbancorp.com. We will also furnish a copy by mail to stockholders upon written requests sent to PFF Bancorp, Inc., 9337 Milliken Avenue, California, Rancho Cucamonga 91730, Attn: Corporate Secretary.

Board of Directors Independence

The Board of Directors is comprised of a substantial majority of Directors who qualify as independent according to the New York Stock Exchange listing standards. In order for a director to be deemed “independent” PFF Bancorp must affirmatively determine that the director has no material relationship with the PFF Bancorp or its affiliates (either directly or as a partner, shareholder or officer of an organization that has a relationship with PFF Bancorp and its affiliates). A Director is not independent if he or she (1) has been an employee of PFF Bancorp or its affiliates within the past three years, or has a family member who has been an executive officer of the PFF Bancorp or its affiliates in the last three years (2) has, within the past three years, received more than $100,000 in any twelve month period in direct compensation from PFF Bancorp or its affiliates, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent on continued service); (3) has been affiliated with or employed by a present or former auditor of PFF Bancorp (or of an affiliate) within the past five years; (4) is, or in the past five years has been, part of an interlocking directorate in which an executive officer of PFF Bancorp serves on the compensation committee of another company that concurrently employs such director; (5) has, within the past 5 years, been an executive officer or employee of a company that makes payments to, or receives payments from, PFF Bancorp or its affiliates for property or services that, in any single year, exceed the greater of $1 million or 2% of such other company’s consolidated gross revenue; or (6) has immediate family members in the foregoing categories.

Based upon the term “independent” as defined by the New York Stock Exchange listing standards, the Board of Directors has determined that six of the eight directors (Robert W. Burwell, Richard P. Crean, Stephen C. Morgan, Curtis W. Morris, Jil H. Stark and Royce A. Stutzman) of PFF Bancorp are independent. The directors who are not independent are Kevin McCarthy, President and Chief Executive Officer, and Larry M. Rinehart, former President and Chief Executive Officer. Annually, the Board of Directors reviews the relationships that each director has with PFF Bancorp and its affiliates as well as the criteria and standards for determining independence. Upon review, the Board of Directors affirmatively determines which directors are considered independent.

Item 14.	Principal Accountant Fees and Services.

During the fiscal years ended March 31, 2008 and 2007, we retained and paid KPMG LLP to provide audit and other services as follows:

	2008	2007
Audit fees (1)	1,677,000	$815,000
Audit related-fees(2)	26,000	—
Tax fees	—	—
All other fees	—	—

Total	1,703,000	$815,000

(1)	Audit fees consisted of audit work performed in the preparation of financial statements as well as work generally only the registered independent public accounting firm can reasonably be expected to provide, such as statutory audits. These amounts include fees related to the financial statement audit, quarterly reviews and audit of internal control over financial reporting (Sarbanes-Oxley Act).
(2)	Audit related fees consisted of fees in connection with review of Securities and Exchange Commission comments.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

The following consolidated financial statements are in Item 8 of this annual report:

—	Consolidated Balance Sheets as of March 31, 2008 and 2007

—	Consolidated Statements of Earnings for the years ended March 31, 2008, 2007 and 2006

—	Consolidated Statements of Comprehensive Earnings for the years ended

March 31, 2008, 2007 and 2006

—	Consolidated Statements of Stockholders’ Equity for the years ended

March 31, 2008, 2007 and 2007

—	Consolidated Statements of Cash Flows for the years ended

March 31, 2008, 2007 and 2006

—	Notes to Consolidated Financial Statements

—	Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto in Item 8 of this annual report.

(3)	Exhibits

2.1	Agreement and Plan of Merger among PFF Bancorp, Inc., FBOP Corporation and California Madison Holdings, Inc. dated as of June 13, 2008. (12)

3.1	Certificate of Incorporation of PFF Bancorp, Inc. (1)

3.2	Bylaws of PFF Bancorp, Inc. (1)

4.1	Stock Certificate of PFF Bancorp, Inc. (1)

10.1 +	Form of Employment Agreement between PFF Bancorp, Inc. and certain executive officers (7)

10.2 +	Form of Employment Agreement between PFF Bank & Trust and certain executive officers (7)

10.3 +	Form of PFF Bank & Trust Employee Severance Compensation Plan (1)

10.4 +	Capital Accumulation Plan for Employees of Pomona First Federal Savings and Loan Association (1)

10.5 +	PFF Bancorp, Inc. 1996 Incentive Plan (2)

10.6 +	Form of Non-Statutory Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)

10.7 +	Form of Incentive Stock Option Agreement for officers and employees of PFF Bancorp, Inc. (3)

10.8 +	Form of Stock Award Agreement for officers and employees of PFF Bancorp, Inc. (3)

10.9 +	Form of Stock Award and Stock Option Agreement for Outside Directors of PFF Bancorp, Inc. (3)

10.10 +	The Pomona First Federal Bank & Trust Restated Supplemental Executive Retirement Plan (3)

10.11 +	The Pomona First Federal Bank & Trust Directors’ Deferred Compensation Plan (3)

10.12 +	PFF Bancorp, Inc. 1999 Incentive Plan (4)

10.13	Indenture by and between PFF Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated September 30, 2004 for Floating Rate Junior Subordinated Debt Securities (5)

10.14	Guarantee Agreement executed and delivered by PFF Bancorp, Inc. and Wilmington Trust Company for the benefit of the holders from time to time of the Capital Securities of PFF Bancorp Capital Trust I (5)

10.15 +	Form of Performance-Based Award Agreement payable March 31, 2006 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan (6)

10.16 +	Form of Performance-Based Award Agreement payable March 31, 2007 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan (6)

10.17 +	Form of Performance-Based Award Agreement payable March 31, 2008 under the PFF Bancorp, Inc. 2004 Equity Incentive Plan (6)

10.18	Form of PFF Bancorp, Inc. Termination and Change in Control Agreement (7)

10.19	Form of PFF Bank & Trust Termination and Change in Control Agreement (7)

10.20 +	PFF Bancorp, Inc. 2004 Equity Incentive Plan (8)

10.21	Indenture by and between PFF Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated June 26, 2007 for Floating Rate Junior Subordinated Debt Securities (10)

10.22	Guarantee Agreement executed and delivered by PFF Bancorp, Inc. and Wilmington Trust Company, for the benefit of the holders from time to time of the Capital Securities of PFF Bancorp Capital Trust III (10)

10.23 +	PFF Bancorp, Inc. 2006 Equity Incentive Plan (11)

10.24	Convertible Promissory Note executed by PFF Bancorp, Inc. dated as of June 13, 2008 (12)

10.25	Pledge Agreement executed by PFF Bancorp, Inc. dated as of June 13, 2008 (12)

21	Subsidiary information is incorporated herein by reference to “Part I- Subsidiary Activities.”

23 *	Consent of KPMG LLP

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.3	Annual Report on Form 11-K for Capital Accumulation Plan for employees of PFF Bank & Trust (9)

(1)	Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on December 8, 1995, Registration No. 33-80259.

(2)	Incorporated herein by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders filed September 16, 1996.

(3)	Incorporated herein by reference from the Form 10-K filed on June 30, 1997.

(4)	Incorporated herein by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders filed August 16, 1999.

(5)	Incorporated herein by reference from the Form 8-K filed on October 6, 2004.

(6)	Incorporated herein by reference from the Form 8-K dated May 24, 2005 filed on August 29, 2005.

(7)	Incorporated herein by reference from the Form 8-K dated May 25, 2005 filed on June 1, 2005.

(8)	Incorporated herein by reference to the Proxy Statement for the 2004 Annual Meeting of Stockholders dated July 22, 2004.

(9)	To be filed on or before June 30, 2008.

(10)	Incorporated herein by reference from the Form 8-K filed on June 28, 2007.

(11)	Incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Stockholders dated July 27, 2006.

(12)	Incorporated herein by reference from the Form 8-K filed on June 18, 2008.

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan or arrangement

(b)	Exhibits required by Item 601 of Regulation S-K.

See Item (3) above.

(c)	Financial Statement Schedule

See Item (2) above.

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

PFF BANCORP, INC.

	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy
DATED: June 18, 2008		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ KEVIN MCCARTHY Kevin McCarthy	President, Chief Executive Officer and Director (Principal Executive Officer)	June 18, 2008

/s/ GREGORY C. TALBOTT Gregory C. Talbott	Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 18, 2008

/s/ LARRY M. RINEHART	Director	June 18, 2008
Larry M. Rinehart

/s/ ROBERT W. BURWELL	Director	June 18, 2008
Robert W. Burwell

/s/ RICHARD P. CREAN	Director	June 18, 2008
Richard P. Crean

/s/ STEPHEN C. MORGAN	Director	June 18, 2008
Stephen C. Morgan

/s/ CURTIS W. MORRIS	Director	June 18, 2008
Curtis W. Morris

/s/ JIL H. STARK	Director	June 18, 2008
Jil H. Stark

/s/ ROYCE A. STUTZMAN	Director	June 18, 2008
Royce A. Stutzman