Form 10-Q
period 2008-06-30
PFF BANCORP INC
filed 2008-08-11
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The registrant had 22,625,261 shares of common stock, par value $0.01 per share, outstanding as of July 31, 2008.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2008	March 31, 2008
	(Dollars in thousands, except per share data)
Assets
Cash and equivalents	$339,467	$47,357
Investment securities available-for-sale, at fair value	7,689	7,474
Mortgage-backed securities available-for-sale, at fair value	55,716	106,904
Loans held-for-sale, at lower of cost or market value	2,905	16,422
Loans and leases receivable, (net of allowances for loan and lease losses of $126,501 and $144,523 at June 30 and March 31, 2008, respectively)	3,516,751	3,701,195
Federal Home Loan Bank (FHLB) stock, at cost	59,829	36,417
Accrued interest receivable	14,963	15,063
Assets acquired through foreclosure, net	29,419	1,749
Property and equipment, net	58,360	59,301
Income taxes receivable	7,770	78,230
Prepaid expenses and other assets	16,747	32,340

Total assets	$4,109,616	$4,102,452

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$2,598,777	$3,198,095
FHLB advances and other borrowings	1,279,000	661,262
Junior subordinated debentures	87,630	87,630
Accrued expenses and other liabilities	37,730	31,078

Total liabilities	4,003,137	3,978,065

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued	—	—
Common stock, $.01 par value. Authorized 59,000,000 shares; issued and outstanding 22,624,961 shares at June 30, and March 31, 2008.	225	225
Additional paid-in capital	172,250	172,217
Accumulated deficit	(64,011)	(46,015)
Accumulated other comprehensive losses	(1,985)	(2,040)

Total stockholders’ equity	106,479	124,387

Total liabilities and stockholders’ equity	$4,109,616	$4,102,452

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2008	2007
Interest income:
Loans and leases receivable	$52,254	$80,825
Mortgage-backed securities	914	2,101
Investment securities and deposits	868	934

Total interest income	54,036	83,860

Interest expense:
Deposits	21,467	29,592
Borrowings	9,017	11,245

Total interest expense	30,484	40,837

Net interest income	23,552	43,023
Provision for loan and lease losses	10,931	21,800

Net interest income after provision for loan and lease losses	12,621	21,223

Non-interest income:
Deposit and related fees	3,783	3,732
Loan and servicing fees	242	421
Trust, investment and insurance fees	1,362	1,628
Gain (loss) on sale of loans, net	(3,460)	102
Loss on sale of securities, net	(268)	—
Impairment on mortgage-backed securities	(196)	—
Mark-to-market on interest rate swaps	756	329
Other non-interest income	190	491

Total non-interest income	2,409	6,703

Non-interest expense:
General and administrative:
Compensation and benefits	13,335	15,262
Occupancy and equipment	5,055	4,739
Marketing and professional services	8,701	3,075
Other general and administrative	5,692	3,860

Total general and administrative	32,783	26,936
Foreclosed asset operations, net	248	—

Total non-interest expense	33,031	26,936

Earnings (loss) before income taxes	(18,001)	990
Income taxes (benefit)	(5)	434

Net earnings (loss)	$(17,996)	$556

Basic earnings (loss) per share	$(0.80)	$0.02

Weighted average shares outstanding for basic earnings (loss) per share calculation	22,602,608	23,884,720

Diluted earnings (loss) per share	$(0.80)	$0.02

Weighted average shares outstanding for diluted earnings (loss) per share calculation	22,602,608	24,201,524

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended June 30,
	2008	2007
Net earnings (loss)	$(17,996)	$556

Other comprehensive earnings (loss), net of income tax expense (benefit)
Change in unrealized gains (loss) on:
Investment securities available-for-sale, at fair value, net of income tax expense of $154 and $0 for three months ended June 30, 2008 and 2007, respectively	214	—
Mortgage-backed securities available-for-sale, at fair value, net of income tax benefit of $30 and $308 for three months ended June 30, 2008 and 2007, respectively	(42)	(425)
Reclassification of realized investment securities gains included in earnings (loss), net of income tax expense of $0 and $8 for three months ended June 30, 2008 and 2007, respectively	—	11
Reclassification of realized mortgage-backed securities gains (loss) included in earnings (loss), net of income tax expense (benefit) of $(101) and $1 for three months ended June 30, 2008 and 2007, respectively	(140)	1
Change in deferred tax valuation allowance	23	—

Other comprehensive income	55	(413)

Comprehensive earnings (loss)	$(17,941)	$143

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Losses)	Total
	(Dollars in thousands, except share data)
Balance at March 31, 2008	22,624,961	$225	$172,217	$(46,015)	$—	$(2,040)	$124,387
Net loss	—	—	—	(17,996)	—	—	(17,996)
Stock-based compensation plans	—	—	33	—	—	—	33
Changes in unrealized losses on securities AFS, net	—	—	—	—	—	55	55

Balance at June 30, 2008	22,624,961	$225	$172,250	$(64,011)	$—	$(1,985)	$106,479

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(17,996)	$556
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion on loans, leases and securities	265	61
Dividends on FHLB stock	(515)	(552)
Provisions for losses on loans and leases	10,931	21,800
Provision for lines and letters of credit	200	—
Impairment on investment securities	196	—
(Gain) loss on sales of loans, securities available-for-sale and property and equipment	3,734	(102)
Depreciation and amortization of property and equipment	1,644	1,470
Loans originated for sale	—	(1,036)
Proceeds from sale of loans	67,214	—
Amortization of stock-based compensation	33	980
Increase in market value on interest rate swaps	(756)	(329)
Amortization of deferred issuance cost on junior subordinated debt	20	20
Decrease in income tax receivable	70,437	—
Increase in accrued expenses and other liabilities	6,453	1,675
Decrease (increase) in prepaid expenses and other assets	16,425	(188)
Other, net	99	1,998

Net cash provided by operating activities	158,384	26,353

Cash flows from investing activities:
Net change in loans and leases	87,775	17,912
Principal payments on mortgage-backed securities available-for-sale	7,893	14,401
Purchases of investment securities held-to-maturity	—	(796)
Redemption (purchases) of FHLB stock, net	(22,897)	7,242
Proceeds from maturity of investment securities	100	25,700
Proceeds from sale of mortgage-backed securities available-for-sale	42,557	—
Proceeds from sale of property and equipment	581	—
Purchases of property and equipment	(703)	(4,321)

Net cash provided by investing activities	115,306	60,138

Cash flows from financing activities:
Net change in deposits	(599,318)	(38,913)
Proceeds from long-term FHLB advances and other borrowings	47,000	124,250
Repayment of long-term FHLB advances and other borrowings	(84,000)	(150,550)
Net change in short-term FHLB advances and other borrowings	654,738	(25,000)
Proceeds from issuance of junior subordinated debentures	—	30,000
Proceeds from exercise of stock options	—	5
Cash dividends	—	(4,597)
Excess tax benefit from stock-based compensation arrangements	—	103
Purchases of treasury stock	—	(23,357)

Net cash provided by (used in) financing activities	18,420	(88,059)

Net increase (decrease) in cash and cash equivalents	292,110	(1,568)
Cash and cash equivalents, beginning of period	47,357	59,587

Cash and cash equivalents, end of period	$339,467	$58,019

Supplemental information:
Interest paid	$29,885	$41,254
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$28,330	$382

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Liquidity, Capital Adequacy and Going Concern Considerations

Due to the unprecedented turmoil in the real estate industry during 2007 and 2008, we experienced a net loss of $225.4 million for the fiscal year ended March 31, 2008, due primarily to a $322.6 million provision for loan and lease losses. Events and publicity surrounding the losses for the fiscal year ended March 31, 2008, and the state of the banking industry in general, resulted in a $599.3 million net reduction in customer deposits and available liquidity during the quarter ended June 30, 2008.

We have taken the following actions to enhance our liquidity and capital positions and progress through these challenging market conditions:

•

On June 13, 2008, the Company entered into an Agreement and Plan of Merger among PFF Bancorp, Inc., FBOP Corporation (FBOP), and California Madison Holdings, Inc. (the “Agreement”). Under the terms of the Agreement, which was unanimously approved by the Company’s Board of Directors, and upon the consummation of the transaction contemplated by the Agreement, stockholders will receive $1.35 in cash for each share of the Company’s common stock. In addition, FBOP Corporation agreed to immediately provide a secured, convertible loan to the Company in the amount of $7.0 million, the proceeds from which were downstreamed to PFF Bank & Trust (the "Bank") in the form of a capital infusion on June 16, 2008, along with an additional $1.0 million of capital from the Bancorp. The consummation of the merger is subject to approval by the Company’s shareholders and the satisfaction of other conditions set forth in the Agreement. FBOP Corporation has informed the Company that as of August 4, 2008 all required regulatory approvals for the transaction have been received from the Federal Reserve, the Office of the Comptroller of the Currency and the Office of Thrift Supervision.

•

During the quarter ended June 30, 2008, the Bancorp downstreamed $3.5 million of capital to the Bank in addition to the $8.0 million noted above. An additional $1.0 million was downstreamed to the Bank on July 15, 2008, bringing to $12.5 million the total amount of capital added to the Bank since March 31, 2008.

•	During January 2008, our Board of Directors suspended the cash dividend to shareholders.

•

In March 2008, we made a $1.4 million principal payment on our secured term loan with a commercial bank and in April 2008, we made a $4.0 million principal payment on the note, leaving an outstanding balance of $44.0 million. Effective May 31, 2008, we entered into an amendment and waiver in connection with the loan which extended the maturity date from May 31, 2008, to June 16, 2008. In connection with the Agreement and plan of merger among PFF Bancorp, Inc., FBOP Corporation, and Madison Holdings, Inc., the maturity date of this debt was extended further to June 16, 2009.

•

In May and August, 2008 we deferred interest payments on our junior subordinated debentures, and may continue to defer these payments, as necessary. We have the contractual right to defer the payment of interest on this debt for up to twenty consecutive quarters.

•	On April 30, 2008, we completed a sale of loans held by Diversified Builder Services, Inc. for $13.2 million.

•	On May 30, 2008, we completed a sale of commercial real estate and multi family loans for $46.5 million.

•	During the quarter, we received approximately $70 million in Federal income tax refunds.

•

Following execution of the Agreement (noted above), we entered into an agreement with California National Bank for an unsecured Fed Funds borrowing line in the amount of $200 million, none of which has been utilized nor is presently expected to be utilized.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from our inability to repay the outstanding principal balance of our debt. We believe the successful consummation of the merger is vital to allow us to continue as a going concern. The uncertainty as to the consummation of the merger, or other potential sources of liquidity, raise substantial doubt about our ability to continue as a going concern for the foreseeable future. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As a federally chartered savings institution, the Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (OTS) and other federal banking authorities. Effective with the filing of our Thrift Financial Reports on July 30, 2008 for the quarter ended June 30, 2008, the Bank was considered “adequately capitalized” under OTS regulations. The opinion of our independent registered public accountants on our audited financial statements for fiscal 2008 includes an explanatory paragraph relating to our ability to continue as a going concern.

(2)	Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of PFF Bancorp, Inc. (the "Bancorp") and its wholly-owned subsidiaries PFF Bank & Trust (the "Bank"), Glencrest Investment Advisors, Inc. ("Glencrest"), Diversified Builder Services, Inc. ("DBS") and PFF Real Estate Services, Inc (“PRES”). Our business is conducted primarily through the Bank. The Bank includes the accounts of Pomona Financial Services, Inc. and Diversified Services, Inc. Glencrest includes the accounts of Glencrest Insurance Services, Inc. The Bancorp owns 100% of the common stock of three unconsolidated special purpose business trusts "PFF Bancorp Capital Trust I", "PFF Bancorp Capital Trust II" and "PFF Bancorp Capital Trust III" created for the purpose of issuing capital securities. All material intercompany balances and transactions have been eliminated in consolidation. As used throughout this report, the terms "we", "our", "us" or the "Company" refer to the Bancorp and its consolidated subsidiaries.

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included. We have made certain reclassifications to the prior year's consolidated financial statements to conform to the current presentation. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2009.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended March 31, 2008.

(3)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) 157 "Fair Value Measurements" (“SFAS 157”), which provides a definition of fair value, guidance on the methods used to measure fair value and also expands financial statement disclosure requirements for fair value information. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). We adopted SFAS 157 on April 1, 2008, which did not have a material impact on our unaudited consolidated financial statements. See Note 6-Fair Value Measurements for fair value disclosures and further discussion.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. We adopted this statement on April 1, 2008 and we chose not to take the fair value option on any of our existing qualified financial assets or liabilities on the date of adoption nor any new qualified assets originated or liabilities generated subsequent to the adoption date. Therefore, the adoption of SFAS 159 did not have a material impact on our unaudited consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 expands disclosure requirements for derivative instruments and hedging activities. The new disclosures will address how derivative instruments are used, how derivatives and the related hedged items are accounted for under SFAS 133, how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition companies will be required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008.

(4)	Recent Developments

On June 13, 2008, we entered into a Memorandum of Understanding with the OTS. In part, the Memorandum of Understanding formally prevents us from incurring, renewing or rolling over any debt, formally limits our ability to make any payments on existing debt (principal, interest or fees of any kind) and prohibits us from declaring, making or paying dividends without OTS approval. In addition, we must make all available cash or its equivalent and liquid assets available for infusion into the Bank, if and as directed by the OTS Regional Director. Additionally, we cannot add or replace any directors or senior executive officers or pay certain severance payments without Federal Deposit Insurance Corporation (“FDIC”) and/or OTS approval.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(5)	Earnings (Loss) Per Share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,
	2008			2007
	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Net Earnings (Loss)	$(17,996)			$556

Basic EPS
Earnings (loss) available to common stockholders	(17,996)	22,602,608	$(0.80)	556	23,884,720	$0.02

Effect of Dilutive Securities
Options and stock awards (1) (2)		—			316,804

Diluted EPS
Earnings (loss) available to common stockholders and assumed conversions	$(17,996)	22,602,608	$(0.80)	$556	24,201,524	$0.02

(1)	For the three months ended June 30, 2008, the dilutive effect of 13,899 shares was excluded from the computation of diluted earnings per share due to anti-dilution.
(2)	The exercise price of all options was less than the average market price of the common shares during the three month period ended June 30, 2007. As a result, there were no options excluded from the computation of earnings per share due to anti-dilution.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(6)	Fair Value Measurements

Effective April 1, 2008, the Company adopted SFAS No. 157, which establishes a hierarchy for measuring fair value under GAAP. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. Fair value is measured in levels, which are described in more detail below, and is determined based on the observability and reliability of the assumptions used to determine fair value.

Level 1: Valuation for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuation for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3: Valuation for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The Company measures and reports available-for-sale securities, mortgage servicing rights, and interest rate swaps at fair value on a recurring basis. The following table shows the balances of these assets based on the SFAS No. 157 designated levels.

	At June 30, 2008
	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Mortgage-backed securities	$55,716	$—	$55,716	$—
Investment securities	7,539	7,539
Other Investments	150	—	—	150
Mortgage Servicing Rights(1)	324	—	—	324
Interest Rate Swaps(2)	(458)	—	(458)	—

	$63,271	$7,539	$55,258	$474

(1)	Reported in prepaid expenses and other assets in the Consolidated Balance Sheets.
(2)	Reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Other Investments	Mortgage Servicing Rights
Quarter ended June 30, 2008
Balance, beginning of quarter	$150	$301
Total net gains (losses) for the quarter included in:
Net earnings (loss)	—	—
Other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	23
Net transfers into/out of Level 3	—	—

Balance, end of quarter	$150	$324

Net unrealized losses included in net income for the quarter relating to assets and liabilities held at June 30, 2008	$—	$—

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. During the three months ended June 30, 2008, we measured loans held-for-sale, collateral dependent impaired loans, and assets acquired through foreclosure (REO) at fair value. For these assets measured at fair value on a non-recurring basis during the three months ended June 30, 2008, the following table provides the assets' SFAS No. 157 designated levels, as well as the fair value losses recognized during the three months then ended.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

	At June 30, 2008
	Total	Level 1	Level 2	Level 3
Loans held-for-sale	$2,905	$—	$—	$2,905
Impaired Loans(1)	692,002	—	692,002	—
REO(2)	30,811	—	30,811	—

	$725,718	$—	$722,813	$2,905

(1)	Represents carrying value of impaired loans net of corresponding specific reserve in the allowance for loan losses.
(2)	Represents the carrying value and related losses of foreclosed real estate owned that were measured at fair value subsequent to their initial classification as foreclosed assets. Assets acquired through foreclosure of $29,419 on the unaudited Consolidated Balance Sheets is net of costs to sell.

Because the Company did not elect the fair value option for any financial assets or liabilities under SFAS No. 159, there were no other assets or liabilities that have been measured at fair value during the three months ended June 30, 2008.

(7)	Other Borrowings

On June 13, 2008, the Company entered into an amendment (the “Amendment”) of the agreement relating to its secured term loan with a commercial bank (the “Loan”). The Loan has a current outstanding principal balance of $44.0 million and is secured by a pledge of all of the capital stock of the Bank. The amendment extended the maturity date of the note to June 16, 2009, removed the requirement to make prepayments, removed the requirement to maintain minimum regulatory capital ratios, consented to the Agreement and Plan of Merger among PFF Bancorp, Inc., FBOP and California Madison Holdings, Inc., removed as an event of default the receipt by the Bank or the Company of a formal regulatory directive and removed the requirement to pay a $440,000 success fee. As part of the extension, the lender granted FBOP the option to purchase the Loan from the lender at any time prior to June 16, 2009 and the lender has the right to cause FBOP to purchase the Loan in the event the Company fails to perform under the terms of the Loan. In the event FBOP purchases the Loan from the lender, FBOP would in some instances be prohibited from exercising its rights to foreclose on the collateral until after December 16, 2008.

(8)	Derivative Hedging Activities

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 6.08 percent and receive three month LIBOR plus 2.20 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. At June 30, 2008, this interest rate swap had a fair value of $(268,000) as compared to $1.0 million at June 30, 2007. The periodic net settlement of this swap decreased non-interest income by $69,000 for the three months ended June 30, 2008 as compared to an increase of $117,000 for the three months ended June 30, 2007.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 5.98 percent and receive three month LIBOR plus 1.52 percent quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010. At June 30, 2008, this interest rate swap had a fair value of $(190,000) as compared to $293,000 at June 30, 2007. The periodic net settlement of this swap decreased non-interest income by $38,000 for the three months ended June 30, 2008 as compared to an increase of $25,000 for the three months ended June 30, 2007.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

Hedge accounting is not applied and the change in fair value of both of these swaps is recorded in the Consolidated Statement of Earnings (Loss).

(9)	Allowance For Loan And Lease Losses

At June 30, 2008, the allowance for loan and lease losses ("ALLL") was $126.5 million or 3.47% of net loans and leases (loans and leases receivable, net plus allowance for loan and lease losses) compared to $144.5 million or 3.76% of net loans and leases at March 31, 2008. At June 30, 2008, approximately $88.3 million of our total ALLL is assigned to our construction and land loan portfolio. As a percentage of committed and disbursed balances on construction and land loans, this represents 7.66 percent and 8.83 percent, respectively. The ALLL is maintained at an amount management considers adequate to cover probable losses on loans and leases receivable. While we use available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. The determination of the adequacy of the ALLL is influenced to a significant degree by the evaluation of the loan and lease portfolio by our internal asset review ("IAR") function. The IAR system is designed to promptly identify problem loans and leases and probable losses. As the percentage of our loan and lease portfolio comprised by the construction, commercial business, commercial real estate and consumer loans (the "Four-Cs") has increased, the IAR function has become increasingly important not only for the timely and accurate identification of probable losses, but also to minimize our exposure to such losses through early intervention. Among the factors taken into account by the IAR function in identifying probable losses and determining the adequacy of the ALLL are the nature, level and severity of classified assets, historical loss experience adjusted for current economic conditions, and composition of the loan and lease portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require the Bank to make additional provisions for loan and lease losses based upon information available at the time of the review. We will continue to monitor and modify our ALLL as economic conditions, loss experience, changes in asset quality, portfolio composition and other factors dictate.

The following table sets forth activity in our ALLL.

	Three Months Ended June 30,
	2008	2007
	(Dollar in thousands)
Beginning balance	$144,523	$46,315
Provision for loan and lease losses	10,931	21,800
Charge-offs	(31,592)	(7,643)
Recoveries	2,639	38

Ending balance	$126,501	$60,510

The composition of the charge-offs during the three months ended June 30, 2008 was as follows: (i) residential construction and land of $30.2 million; (ii) one-to-four family residential properties of $411,000; (iii) commercial business loans of $122,000; and (iv) consumer loans of $881,000.

During the quarter ended June 30, 2008, construction and land loans with aggregate principal balances totaling $182.2 million were restructured in order to maximize the recovery of our investment in these properties. Of the $182.2 million restructured loans, $51.8 million were added to non-accrual during the quarter and $130.4 million were already on non-accrual at March 31, 2008. During the quarter ended June 30, 2008, we foreclosed on four single family loans aggregating $670,000 and nine construction loans aggregating $27.7 million, recording $649,000 of loan charge-offs, upon classification to assets acquired through foreclosure.

The charge-offs of $7.6 million for the three months ended June 30, 2007, were primarily attributable to three loans aggregating $7.4 million made by DBS to a developer in the Central Valley, California.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Continued)

(10)	Non-Accrual Loans

Non-accrual loans were $758.4 million or 20.79 percent of net loans and leases (loans and leases receivable, net plus allowance for loan and lease losses) at June 30, 2008 compared to $775.9 million or 20.18 percent of net loans and leases at March 31, 2008.

During the three months ended June 30, 2008, loans totaling $96.1 million were placed on non-accrual, and loans totaling $2.9 million were restored to accrual status. Included in non-accrual loans at June 30, 2008 are $480.9 million in loans that are current or less than ninety days past due, but are exhibiting weaknesses in the underlying collateral or borrower strength.

(11)	Income Taxes

The effective tax rate was 0.0% and 43.8% for the three months ended June 30, 2008 and 2007, respectively. Income tax (benefit) expense for the three months ended June 30, 2008 was ($5,000) compared to $ 434,000 for the same period in 2007. Income taxes were computed using the estimated effective tax rate as required under APB 28. The decrease in the effective tax rate compared to the same period in the prior year was primarily attributable to increases in the valuation allowance against our net deferred tax asset offsetting any increases in the net deferred tax asset. A valuation allowance against all of our net deferred tax assets was initially recorded in the fourth quarter of the 2008 fiscal year.

We anticipate no material changes in the amount of unrecognized tax benefits within the fiscal year and currently have no unrecognized tax benefits recorded on our balance sheet. It is our policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense. There were no penalties related to income taxes included in the Consolidated Statements of Earnings (Loss), but we had interest income of $11,000 and zero for the three months ended June 30, 2008 and 2007, respectively, related to outstanding refund claims.

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

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the fiscal year ended March 31, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 19, 2008.

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended June 30, 2008 and 2007. The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are generally derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$11,184	$10	0.36%	$13,322	$158	4.76%
Investment securities, net	7,329	84	4.58	22,059	254	4.62
Mortgage-backed securities, net	73,425	914	4.98	178,267	2,101	4.71
Loans and leases receivable, net	3,624,079	52,254	5.78	4,082,960	80,825	7.93
FHLB stock	51,560	774	6.04	41,600	522	5.03

Total interest-earning assets	3,767,577	54,036	5.75	4,338,208	83,860	7.74

Non-interest-earning assets	435,470			139,924

Total assets	$4,203,047			$4,478,132

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing demand accounts	$235,697	—	0.00	$283,921	—	0.00
Interest-bearing demand accounts	256,111	402	0.63	303,209	314	0.42
Savings accounts	110,264	177	0.65	139,094	168	0.48
Money market accounts	753,178	5,241	2.80	977,727	9,960	4.09
Certificate accounts	1,515,160	15,647	4.15	1,548,177	19,150	4.96

Total Deposits	2,870,410	21,467	3.01	3,252,128	29,592	3.65
FHLB advances and other borrowings	1,090,533	8,005	2.95	751,339	10,189	5.44
Junior subordinated debentures	87,630	1,012	4.62	58,401	1,056	7.23

Total interest-bearing liabilities	4,048,573	30,484	3.03	4,061,868	40,837	4.03

Non-interest-bearing liabilities	36,585			31,311

Total liabilities	4,085,158			4,093,179
Stockholders' equity	117,889			384,953

Total liabilities and stockholders' equity	$4,203,047			$4,478,132

Net interest income		$23,552			$43,023

Net interest spread			2.72			3.71
Net interest margin			2.50			3.97
Ratio of interest-earning assets to interest-bearing liabilities	93.06%				106.80%

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

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$(25)	$(146)	$23	$(148)
Investment securities, net	(170)	(1)	1	(170)
Mortgage-backed securities, net	(1,236)	119	(70)	(1,187)
Loans receivable, net	(9,097)	(21,940)	2,466	(28,571)
FHLB stock	125	102	25	252

Total interest-earning assets	(10,403)	(21,866)	2,445	(29,824)

Interest-bearing liabilities:
Demand deposit accounts	(49)	160	(23)	88
Savings accounts	(35)	56	(12)	9
Money market accounts	(2,287)	(3,138)	706	(4,719)
Certificate accounts	(408)	(3,118)	23	(3,503)
FHLB advances and other borrowings	4,600	(4,663)	(2,121)	(2,184)
Junior subordinated debentures	527	(380)	(191)	(44)

Total interest-bearing liabilities	2,348	(11,083)	(1,618)	(10,353)

Change in net interest income	$(12,751)	$(10,783)	$4,063	$(19,471)

Critical Accounting Policies

Our management has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. The significant accounting policies are described in our Annual Report on Form 10-K for the year ended March 31, 2008 and there has not been any material change in those policies since that date, other than changes discussed in this report. Certain accounting policies require significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods. The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

•

Allowance for Loan and Lease Losses. For further information, see "Note -9 – Allowance for Loan and Lease Losses" in this Quarterly Report on Form 10-Q, and "Item 1—Business—Lending Activities—Allowance for Loan and Lease Losses", "Item 1- Business—Assets Acquired Through Foreclosure" and "Note 6 to the Consolidated Financial Statements" in our March 31, 2008 Annual Report on Form 10-K.

•

Other-Than-Temporary Impairment. For further information, see "Item 1—Business—Investment Activities" and "Notes 3 and 4 to the Consolidated Financial Statements" in our March 31, 2008 Annual Report on Form 10-K.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Overview

The following discussion compares the results of operations for the three months ended June 30, 2008 with the corresponding period of 2007. This discussion should be read in conjunction with the consolidated financial statements and footnotes included therein.

We recorded a net loss of $18.0 million or $0.80 per diluted share for the three months ended June 30, 2008 compared to net earnings of $556,000 or $0.02 per diluted share for the comparable period of 2007.

•

Net interest income declined $19.5 million to $23.6 million for the quarter ended June 30, 2008 from the same quarter of 2007. This was primarily attributable to an increase in non-accrual loans and a decrease in net loans and leases receivable. Non-accrual loans were $758.4 million or 20.82% of net loans and leases (loans and leases receivable, plus allowance for loan and lease losses) at June 30, 2008 compared to $775.9 million or 20.18% of net loans and leases at March 31, 2008 and $101.2 million or 2.45% of net loans and leases at June 30, 2007. Net loans and leases receivable decreased from $3.70 billion at March 31, 2008 to $3.52 billion at June 30, 2008.

•

The Four-Cs decreased $450.4 million or 18 percent to $2.07 billion at June 30, 2008 or 59 percent of net loans and leases receivable compared to $2.52 billion or 62 percent of net loans and leases receivable at June 30, 2007. At June 30, 2008, our construction loan portfolio, net of undisbursed loans in process, included $781.4 million of residential construction and land loans and $218.7 million of commercial construction loans as compared to $876.2 million of residential construction and land loans and $219.5 million of commercial construction loans at March 31, 2008. Four-Cs originations totaled $99.2 million or 67 percent of total originations in the current quarter, compared to $394.2 million or 86 percent of total originations for the comparable period of the prior year.

•

Total deposits decreased $654.0 million between the quarters ended June 30, 2007 and 2008 to $2.60 billion at June 30, 2008. Certificates of deposits ("CDs") decreased $195.2 million between the quarters ended June 30, 2007 and 2008 to $1.35 billion at June 30, 2008, lower cost passbook, money market and demand deposits ("core deposits") decreased $458.7 million to $1.25 billion at June 30, 2008.

At June 30, 2008, core deposits totaled $1.25 billion or 48 percent of total deposits, compared to $1.71 billion or 53 percent of total deposits at June 30, 2007. Non-interest-bearing demand deposits were $232.1 million or 9 percent of total deposits at June 30, 2008 compared to $283.9 million or 9 percent of total deposits at June 30, 2007.

•

Federal Home Loan Bank (“FHLB”) advances and other borrowings increased $555.0 million between the quarters ended June 30, 2007 and 2008 to $1.28 billion at June 30, 2008. This was primarily due to the draw down of FHLB advances in order to bolster our liquidity position in response to deposit outflows.

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

Our net interest income totaled $23.6 million for the current quarter, down 45 percent or $19.5 million from $43.0 million for the quarter ended June 30, 2007, as net interest spread contracted 99 basis points to 2.72%. The decrease in net interest income and the contraction in net interest spread and margin was primarily attributable to the $657.2 million increase in non-accrual loans between June 30, 2007 and 2008 and the related non-recognition of interest income of $15.3 million for the quarter ended June 30, 2008 compared to $1.3 million for the quarter ended June 30, 2007. Excluding the non-recognition of interest on non-accrual loans, net interest spread and margin for the quarter ended June 30, 2008 would have been 4.35 percent and 4.12 percent, respectively, compared to 3.85 percent and 4.10 percent for the comparable period of 2007. Highly competitive pricing of deposits in our markets coupled with the decreases in the general level of short term rates has resulted in a larger proportion of our funding being in higher yielding CD accounts as opposed to core deposits.

The average balance of total loans and leases receivable, net, decreased $458.9 million between the quarters ended June 30, 2007 and 2008. The average yield on loans and leases receivable, net decreased 215 basis points to 5.78% for the quarter ended June 30, 2008 as compared to the comparable period of the prior year. Excluding the non-recognition of interest on non-accrual loans, the average yield on loans and leases receivable, net would have been 7.47% for the quarter ended June 30, 2008 as compared to 8.06% for the comparable period of the prior year. Loan and lease principal repayments totaled $356.9 million for the quarter ended June 30, 2008, compared to $510.8 million for the same period of 2007. Expressed as an annualized percentage of average loans and leases receivable, net, this represented 39 percent of the portfolio compared to 50 percent for the quarter ended June 30, 2007. Premium amortization, net of discount accretion on the loan and lease portfolio for the quarters ended June 30, 2008 and 2007 was $255,000 and $90,000, respectively. Amortization of loan origination fees, net, including extension and late fees were $697,000 and $549,000 million, respectively for the quarter ended June 30, 2008 compared to $1.9 million and $2.7 million, respectively for the comparable period of 2007. For the quarter ended June 30, 2008, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 14 basis points and 13 basis points, respectively, compared to 45 basis points and 42 basis points for the comparable period of 2007.

Our average cost of interest-bearing liabilities decreased 100 basis points between the quarters ended June 30, 2007 and 2008 to 3.03%. Our average cost of deposits decreased 64 basis points from the quarter ended June 30, 2007 to 3.01% for the quarter ended June 30, 2008, while our average cost of FHLB advances, other borrowings and junior subordinated debentures decreased 250 basis points to 3.07% over that same time period. The average balance of our deposit portfolio decreased $381.7 million between the quarters ended June 30, 2007 and 2008 to $2.87 billion for the quarter ended June 30, 2008. The average balance of certificate accounts decreased $33.0 million and the average balance of core deposits decreased $348.7 million.

Provision for Loan and Lease Losses

We recorded a $10.9 million provision for loan and lease losses for the quarter ended June 30, 2008 compared to a $21.8 million provision for the quarter ended June 30, 2007. The provision reflects increases in and downgrades to criticized or classified loans, primarily in the residential tract construction category that are experiencing slower than projected sales and/or increases in loan to value ratios arising from declines in residential home and land prices in our lending markets. The disbursed balance of assets classified special mention and doubtful decreased $70.8 million and $2.2 million, respectively, while the disbursed balance of substandard assets increased $2.7 million, between March 31 and June 30, 2008. The disbursed balance of assets classified special mention, substandard and doubtful were $155.8 million, $788.7 million and $10.9 million, respectively, net of specific loss allowances of $64.6 million at June 30, 2008. The decrease in special mention assets was principally due to decreases in classified residential construction and land loans.

Included in the $758.4 million of non-accrual loans at June 30, 2008 are $480.9 million in loans that are current ($19.1 million) or less than ninety days past due ($461.8 million), but are exhibiting weaknesses in the underlying collateral or borrower strength. At June 30, 2008, our non-accrual loans are comprised principally of $390.6 million of single family construction loans, $20.1 million of multi-family construction loans, $36.4 million of commercial construction loans, $138.3 million of residential lot development loans, $48.6 million on unentitled land loans, $28.1 million of condominium conversion loans, $52.5 million of one-to-four family loans, $31.3 million in commercial loans and leases, $9.1 million of commercial real estate loans and $3.4 million in consumer loans. Included in the $52.5 million of one-to-four family loans are eighty-five first trust deed non-owner occupied loans aggregating $28.1 million to a common borrower, net of charge-offs of $8.3 million.

The following table sets forth the composition of our loan and lease delinquencies for 30-59 days and 60-89 days as of June 30 and March 31, 2008.

	June 30, 2008 (1)		March 31, 2008
Loan Category	30-59 days	60-89 days	30-59 days	60-89 days
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family (2)	$6,715	$4,202	$4,168	$8,925
Multi-family	571	—	—	—
Commercial real estate	5,882	3,126	3,515	1,417
Construction and land:
Unentitled land	—	—	—	—
Entitled land/ developed lots	—	—	1,570	—
Residential construction:
Single family	—	—	5,983	—
Multi-family	—	—	—	—
Condominium conversion	—	—	—	—
Commercial construction	2,551	—	5,800	—
Commercial loans and leases	3,935	—	6,508	49
Consumer	2,973	283	3,386	97

	$22,627	$7,611	$30,930	$10,488

Delinquencies as a percentage of total loans	0.64%	0.22%	0.84%	0.28%

(1)	Excluding $19.1 million of 30-59 day delinquencies and $461.8 million of 60-89 day delinquencies which are on non-accrual status as shown in the following table.
(2)	Includes loans held-for-sale.

Non-accrual loans were $758.4 million at June 30, 2008 compared to $775.9 million at March 31, 2008. Loans and leases 90 days or more delinquent totaling $277.5 million and $167.5 million as of June 30 and March 31, 2008, respectively, are included as a component of non-accrual loans. Loans and leases less than 90 days delinquent totaling $480.9 million and $608.4 million as of June 30, and March 31, 2008, respectively, are included as a component of non-accrual loans.

The following tables set forth the composition of our consolidated loan and lease portfolio, Special Mention and Substandard assets and non-accrual loans as of June 30 and March 31, 2008.

	At June 30, 2008
			Special Mention		Substandard		Doubtful
Loan Category	Committed Balance (1)	Disbursed Balance (2)	Committed Balance (1)	Disbursed Balance (2)	Committed Balance (1) (3) (5)	Disbursed Balance (2) (3) (5)	Committed Balance (1)	Disbursed Balance (2)	Non- accrual (2)
Real estate loans:
Residential
One-to- four family (4)	$1,404,400	$1,404,400	$10,771	$10,771	$69,941	$69,941	$—	$—	$52,484
Multi-family	172,115	172,115	813	813	—	—	—	—	—
Commercial real estate	532,548	532,548	3,554	3,554	16,755	16,755	1,770	1,770	9,071
Construction and land:
Unentitled Land	57,827	52,497	7,978	7,237	46,878	42,289	—	—	48,600
Entitled land/ developed lots	256,070	217,350	64,632	43,834	169,425	155,304	—	—	138,309
Residential construction:
Single Family	494,544	423,030	21,338	13,261	430,328	375,631	—	—	390,598
Multi-family	33,685	31,770	5,500	5,261	20,395	20,074	—	—	20,074
Condominium conversion	59,077	56,699	6,638	6,405	34,893	33,512	—	—	28,119
Commercial construction	250,430	218,671	29,645	25,300	48,086	46,906	—	—	36,391
Commercial loans and leases	157,868	157,868	39,061	39,061	24,762	24,762	9,171	9,171	31,321
Consumer	375,483	375,483	329	329	3,536	3,536	—	—	3,423

	$3,794,047	$3,642,431	$190,259	$155,826	$864,999	$788,710	$10,941	$10,941	$758,390
Undisbursed construction loan funds	(151,616)	N/A
Deferred loan and lease origination fees, net	3,726	3,726
Allowance for loan and lease losses(6)	(126,501)	(126,501)

Total loans and leases, net	3,519,656	3,519,656
Less loans held-for-Sale	(2,905)	(2,905)

Loans and leases receivable, net	$3,516,751	$3,516,751

(1)	Includes undisbursed construction loan funds.
(2)	Excludes undisbursed construction loan funds.
(3)	Balances have been reduced by amounts of specific valuation allowances.
(4)	Includes loans held-for-sale.
(5)	Includes $29.4 million of assets acquired through foreclosure at June 30, 2008, in substandard committed and disbursed balances, one-to-four family loans.
(6)	Allowance for loan and lease losses includes specific valuation allowances of $64.6 million.

	At March 31, 2008
			Special Mention		Substandard		Doubtful
Loan Category	Committed Balance (1)	Disbursed Balance (2)	Committed Balance (1) (3)	Disbursed Balance (2)(3)	Committed Balance (1) (3)	Disbursed Balance (2) (3)	Committed Balance (1)	Disbursed Balance (2)	Non- Accrual (2)
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family(4)	$1,421,918	$1,421,918	$19,539	$19,539	$54,304	$54,304	$—	$—	$50,218
Multi-family	185,558	185,558	808	808	—	—	—	—	—
Commercial real estate	625,999	625,999	3,254	3,254	5,371	5,371	2,614	2,614	6,295
Construction and Land:
Unentitled land	62,191	55,393	5,290	4,469	46,610	41,450	—	—	49,717
Entitled land/ developed lots	298,220	248,476	72,920	49,298	181,717	160,575	546	546	140,911
Residential construction:
Single Family	597,692	479,055	64,766	44,705	471,145	383,481	—	—	428,707
Multi-family	34,734	30,696	5,500	4,706	21,475	20,977	—	—	20,977
Condominium conversion	65,372	62,595	6,825	6,437	45,386	43,949	—	—	40,464
Commercial construction	284,614	219,513	78,507	60,991	43,961	42,495	—	—	11,925
Commercial loans and leases	170,018	170,018	32,310	32,310	30,202	30,202	9,983	9,983	24,309
Consumer	359,846	359,846	97	97	3,161	3,161	—	—	2,386

	$4,106,162	$3,859,067	$289,816	$226,614	$903,332	$785,965	$13,143	$13,143	$775,909
Undisbursed construction loan funds	(247,095)	N/A
Deferred loan and lease origination fees, net	3,073	3,073
Allowance for loan and lease losses (5)	(144,523)	(144,523)

Total loans and leases, net	3,717,617	3,717,617
Less loans held-for-sale	(16,422)	(16,422)

Loans and leases receivable, net	$3,701,195	$3,701,195

(1)	Includes undisbursed construction loan funds.
(2)	Excludes undisbursed construction loan funds.
(3)	Balances have been reduced by amounts of specific valuation allowances.
(4)	Includes loans held-for-sale.
(5)	Allowance for loan and lease losses includes specific valuation allowances of $63.5 million.

Troubled Debt Restructures

A troubled debt restructuring ("TDR") is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower. The concession may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date.

As of June 30, 2008 our TDR's were comprised of 156 residential and construction and land loans totaling $497.0 million, compared to $382.1 as of March 31, 2008. All of our TDR's are located in California. The increase in TDR's was primarily due to restructuring loans, including loans extensions, necessitated by slow absorption resulting from the continuing downturn in the residential real estate market.

On a monthly basis, our Internal Asset Review Department ("IARD") conducts independent evaluations of the credit risk and quality of our assets. During these evaluations, the IARD classifies assets according to the following grades: Pass 1; Pass 2; Pass 3; Pass 4; Special Mention; Substandard; Doubtful; and Loss. Substandard, Doubtful, and Loss assets are considered "classified assets" for regulatory purposes. For further information, see "Item 1 - Business - Lending Activities - Delinquencies and Classified Assets" in

our March 31, 2008 Annual Report on Form 10-K. For further information, see "Comparison of Financial Condition at June 30, 2008 and March 31, 2008".

Non-Interest Income

Total non-interest income decreased $4.3 million between the quarters ended June 30, 2007 and 2008 to $2.4 million for the current quarter.

Deposit and Related Fees

Deposit and related fees increased one percent or $51,000 between the quarters ended June 30, 2007 and 2008 to $3.8 million for the quarter ended June 30, 2008. The increase is primarily related to monthly service charges and overdraft fees which rose to $3.4 million for the quarter ended June 30, 2008. At June 30, 2008, we had 71,724 transaction accounts as compared to 71,327 at June 30, 2007.

Loan and Servicing Fees

Loan and servicing fees decreased $179,000 or 43 percent between the quarters ended June 30, 2007 and 2008 to $242,000 for the quarter ended June 30, 2008. This decrease was primarily attributable to lower disbursement fees on construction loans.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees decreased $266,000 or 16 percent to $1.4 million between the quarters ended June 30, 2007 and 2008. The decrease in fees is partially attributable to a decrease in market value of trust and investment assets under management or advisory by Glencrest and the Bank's trust department to $620.2 million at June 30, 2008 compared to $754.5 million at June 30, 2007. These assets under management or advisory include $461.6 million managed or advised by Glencrest at June 30, 2008 compared to $619.2 million at June 30, 2007. The average annual fee per dollar of assets managed or advised was approximately 57 basis points for the quarter ended June 30, 2008 compared to 53 basis points for the comparable period of the prior year.

Gain (Loss) on Sale of Loans

In the quarter ended June 30, 2008, we experienced $3.5 million in losses on sales of loans compared to a $102,000 gain on sale of loans in the comparable quarter of the prior year. The loss is primarily attributable to the sale of $49.8 million of commercial real estate and multi family loans at the Bank.

Loss on Sale of Securities

To supplement liquidity, we sold $42.4 million of mortgage-backed securities during the current quarter, generating a loss on sales of securities of $268,000. There were no securities sold during the quarter ended June 30, 2007.

Impairment on Mortgage-Backed Securities

We recorded a $196,000 impairment loss on mortgage-backed securities during the quarter ended June 30, 2008, compared to no impairment loss in the comparable quarter of the prior year.

Non-Interest Expense

Non-interest expense increased $6.1 million or 23 percent and general and administrative ("G&A") expense increased $5.8 million or 22 percent between the quarters ended June 30, 2007 and 2008 to $33.0 million and $32.8 million, respectively for the current quarter. The increase between the quarters ended June 30, 2007 and 2008 was primarily attributable to the following:

•	$5.9 million increase in legal and professional fees primarily related to exploration of strategic alternatives and merger activities.

•	$1.1 million increase in FDIC and OTS assessments.

•	The above two items were partially offset by a $1.7 million decrease in bonus and incentive plan accruals.

The ratio of G&A expense to average assets was 3.12% for the quarter ended June 30, 2008 compared to 2.41% for the comparable period of 2007. Our efficiency ratio was 126.28% for the current quarter compared to 54.17% for the comparable period of 2007, primarily attributable to the reversal of accrued interest related to the increase in non-accrual loans.

Income Taxes

Income tax benefit and the effective tax rate were $5,000 and zero percent for the quarter ended June 30, 2008 compared to income tax expense and an effective tax rate of $434,000 and 43.8 percent for the quarter ended June 30, 2007. The decrease in the effective tax rate was primarily attributable to increases in the valuation allowance against our net deferred tax asset. A valuation allowance offsetting our entire net deferred tax asset was initially recorded in the fourth quarter of fiscal 2008.

Comparison of Financial Condition at June 30, 2008 and March 31, 2008

Total assets were $4.11 billion at June 30, 2008 compared to $4.10 billion at March 31, 2008. Loans and leases receivable, net, totaled $3.52 billion at June 30, 2008, a $184.4 million decrease from $3.70 billion at March 31, 2008. The balance of our Four-Cs was $2.07 billion at June 30, 2008 as compared to $2.24 billion at March 31, 2008. These loan balances are shown net of undisbursed construction loan funds of $151.6 million and $247.1 million at June 30, 2008 and March 31, 2008, respectively. The reduction in the loan portfolio reflects a combination of the current market conditions which are not conducive to loan growth, as well as the Bank’s initiatives to bolster its capital ratios by reducing the loan portfolio. The reduction in the loan portfolio was partially offset by a $292.1 million increase in cash and equivalents between March 31 and June 30, 2008, as we bolstered our liquidity position in response to the deposit outflows noted earlier.

Total liabilities were $4.00 billion at June 30, 2008, an increase of $25.1 million from $3.98 billion at March 31, 2008. Deposits decreased $599.3 million to $2.60 billion or 65 percent of total liabilities at June 30, 2008 compared to $3.20 billion or 80 percent of total liabilities at March 31, 2008. The reduction in deposits was offset by a $628.0 million increase in FHLB advances which stood at $1.23 billion at June 30, 2008, compared to $600.0 million at March 31, 2008. Core deposits decreased $289.4 million to $1.25 billion and certificate accounts decreased $309.9 million during the current quarter. At June 30, 2008, non-interest bearing demand deposits were $232.1 million or 9 percent of total deposits compared to $263.1 million or 8 percent of total deposits at March 31, 2008.

Total stockholders' equity decreased $17.9 million to $106.5 million at June 30, 2008 compared to $124.4 million at March 31, 2008. The decrease in total stockholders' equity was comprised principally of a net loss of $18.0 million for the current quarter.

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

The OTS has no statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility.

The Bank's internal policy is to maintain cash, readily marketable debt securities with final maturities of one year or less and unused borrowing capacity at the FHLB and FRB at least equal to 15% of all transaction account balances and certificates of deposit maturing within one year (our "defined liquidity ratio"). At June 30, 2008, the Bank's defined liquidity ratio was 16.52% and the Bank's defined average liquidity ratio for the three months ended June 30, 2008 was 16.43%. In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity. At June 30, 2008, our largest core deposit relationship was $5.1 million and our ten largest core deposit relationships aggregated $32.2 million. As an additional component of liquidity management, we seek to maintain sufficient mortgage loan and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least five percent of the Bank's total assets. At June 30, 2008, the Bank had fully drawn down its borrowing capacity from the FHLB. This reduction in borrowing capacity below the Bank’s target floor was caused by the Bank’s draw down of FHLB advances and the corresponding increase in cash and equivalents. At June 30, 2008, the Company had cash and cash equivalents of $339.5 million. Additionally, the Bank has the capability to borrow funds from the Federal Reserve Bank discount window. As of June 30, 2008, our borrowing capacity at the Federal Reserve Bank was approximately $19.7 million. The Bancorp's sources of liquidity are more limited than those of the Bank as the Bancorp does not have access to either deposits or FHLB advances.

Our strategy is to manage liquidity by investing excess cash flows in higher yielding interest-earning assets, such as loans, leases and securities, or paying down FHLB advances and other borrowings, depending on market conditions. Conversely, if the need for funds is not met through deposits and cash flows from loans, leases and securities, we initiate FHLB advances and other borrowings or, if necessary and of economic benefit, sell loans and/or securities. Only when no other alternatives exist will we constrain loan and lease originations as a means of addressing a liquidity shortfall. We have found it necessary to constrain loan and lease originations at the Bank due to liquidity considerations arising from the outflows of deposits noted earlier. That constraint has contributed to the $184.4 million decrease in loans and leases receivable, net from March 31, 2008 to June 30, 2008.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.

Net cash provided by operating activities was $158.4 million for the three months ended June 30, 2008 compared to $26.4 million for the comparable period of the prior year. The increase in net cash provided by operating activities is primarily due to proceeds from sale of loans and receipt of an income tax refund reflected as a decrease in income tax receivable.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and to a lesser degree proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash provided by investing activities was $115.3 million for the three months ended June 30, 2008 compared to $60.1 million for the comparable period of 2007. The increase in net cash provided by investing activities for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was attributable principally to a net increase of $69.9 million in the change in loan and leases due to lower originations, an increase of $42.6 million in the proceeds from sale of securities, partially offset by a decrease of $30.1 million related to a net increase in FHLB stock due to greater use of FHLB advances.

Cash flows provided by financing activities were $18.4 million for the three months ended June 30, 2008 compared to net cash used of $88.1 million for the comparable period of 2007. Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Net deposits decreased $599.3 million for the three months ended June 30, 2008 compared to a decrease of $38.9 million for the comparable period of 2007. Of the $599.3 million decrease in deposits $453.6 million was in the months of April and May, 2008 and $145.7 million was in the month of June 2008. In addition, the deposit decrease for the month of July 2008 was approximately $140 million. During the three months ended June 30, 2008, we increased our use of FHLB advances and other borrowings by $617.7 million, net, compared to a decrease of $51.3 million, net for the comparable period of 2007.

At June 30, 2008, the Bank exceeded all of its regulatory capital requirements for “adequately capitalized” institutions with tangible capital of $229.2 million, or 5.59% of adjusted total assets, which is above the required level of $61.5 million, or 1.5%; core capital of $229.2 million, or 5.59% of adjusted total assets, which is above the required level of $164.1 million, or 4.0%; and total risk-based capital of $269.8 million, or 8.35% of risk-weighted assets, which is above the required level of $258.5 million, or 8.0%. During the three months ended June 30, 2008, the Bancorp made $11.5 million in capital contributions to the Bank.

We did not repurchase any shares during the three months ended June 30, 2008. At June 30, 2008, 865,835 shares remain under a 1.0 million share repurchase authorization adopted by our Board of Directors on July 25, 2007.

We currently have no material contractual obligations or commitments for capital expenditures. At June 30, 2008, we had outstanding commitments to originate loans of $24.3 million compared to $94.9 million at June 30, 2007. We did not have outstanding commitments to purchase loans at June 30, 2008 and 2007. Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At June 30, 2008 and 2007, we had standby letters of credit of $14.7 million and $28.6 million, respectively. We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from June 30, 2008 totaled $1.26 billion.

Housing Market Outlook

The financial services sector of the United States economy, including the Inland Empire (San Bernardino and Riverside counties) of Southern California, continues to undergo a changing and declining economic environment including excess inventory of new homes and residential lots, resulting in part from an over reliance by home buyers on sub-prime and non-traditional lending products. Over the past year, with the tightening of credit standards there has been an imbalance between the number of homes available for sale and the demand from qualified borrowers, creating downward pressure on home prices and lot values. Until this excess inventory problem is resolved through the passage of time and easing of home prices, we expect the financial services industry to continue to experience earnings pressure. Over the long term, we believe the continued population growth in the Inland Empire and the affordability of housing relative to other areas of Southern California will provide a solid foundation for the Inland Empire real estate market to rebound and prosper. In response to the current challenging operating environment, we have and will continue to revise our credit risk policies and monitoring including revising the limits on credit exposure by geographical region, product type and borrower. We are focusing significant resources on remedying the non-accrual loan problem we face through restructuring and renegotiating loan terms in order to maximize recovery of our investment during these challenging times.

Segment Reporting

Through our branch network, lending operations and investment advisory offices, we provide a broad range of financial services to individuals and companies located in Southern California, primarily in the Inland Empire. These services include demand, CDs, and savings deposits; real estate, business and consumer lending; cash management; trust services; and investment advisory services. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations are aggregated in one reportable operating segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the three months ended June 30, 2008, from those which are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 4. Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d—15(e)) as of the end of the period covered by this report. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting described in our Form 10-K for the period ended March 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective, as of June 30, 2008. Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of June 30, 2008, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As we reported in our 2008 Form 10-K, our management identified material weaknesses in our internal control over financial reporting as of March 31, 2008. For a discussion of the preliminary actions that management has deemed necessary to address these material weaknesses, see “Item 9A Controls and Procedures” in our 2008 Form 10-K. We have made the following changes to strengthen our internal control over financial reporting during the three months ended June 30, 2008.

•	The Internal Asset Review Department staff added two full-time loan review analysts. In addition, a consultant was added who has extensive regulatory credit review experience.

•	The scope of the IAR reviews has been significantly expanded.

•

The Chief Risk Officer has been added as a non-voting member of the Company’s Management Loan Committee (MLC) and provides grading input upon origination of all loans presented to the committee, which includes all loans exceeding $1.0 million. All construction/land loan modifications exceeding $1.0 million are provided to IAR for grading reviews prior to submission to the MLC. Any Major Loan Extension on loans exceeding $1.0 million regardless of pre-approval conditions now requires MLC action. The extension form has been updated to include a matrix used in determining the grading.

•	The reporting of the Chief Risk Officer has been changed from the Chief Operating Officer to the Company’s President/CEO in order to provide greater independence from the loan origination function.

•	Training was provided to all account officers relative to their responsibilities for the timely grading of credits.

•

Meetings are held quarterly with the loan officer, Major Loan Manager and Chief Lending Officer to review and discuss each loan grade for all loans. An additional meeting is conducted with the account officer, Major Loan Manager, Internal Asset Review Manager and others from IAR to review and discuss all loan grades.

•	The incentive plan for account officers/loan officers was changed to encourage prompt objective grade changes.

•

The Major Loan Department Change of Grade Report, which is submitted to the loan officer, Major Loan Manager, Chief Lending Officer and IAR when a change is determined necessary for all major construction loans, was updated to include a matrix to help evaluate risk characteristics and determine the appropriate grade. The form is signed by the loan officer, and Major Loan Manager, and was updated to include the Chief Lending Officer and the date forwarded to IAR.

•

The Major Loan Department has weekly work out task force meetings to discuss problem or potential problem credits. Loan officers are encouraged to discuss any credits where weaknesses are starting to appear. The Major Loan Data Base memorializes action to be taken on these credits.

Except as described above, there was no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

PFF BANCORP, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

On June 18, 2008, an alleged stockholder of PFF Bancorp filed a purported class action lawsuit in Los Angeles Superior Court against us, our board of directors (which includes one of our officers), and FBOP. Among other things, this action alleges that the individual defendants breached their fiduciary duties and obligations to our stockholders by agreeing to the proposed merger. The complaint primarily seeks to enjoin the merger, as well as other ancillary remedies. While the Company believes that the action has no merit, on or around August 8, 2008, the parties entered into a Memorandum of Understanding to resolve the case on a class-wide basis. The Memorandum of Understanding outlines a proposed settlement that will be subject to court approval and is not expected to delay the merger. The proposed settlement will not have a material effect on the financial position or results of operations of the Company.

Certain other lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. However, it is possible than an unfavorable resolution of one or more such proceedings could in the future materially affect our future liquidity, consolidated financial position and/or results of operations.

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

The following risk factors have been updated from the risk factors previously disclosed in Part I. Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

We have reported substantial net losses during each of the last three fiscal quarters. No assurance can be given as to when or if we will return to profitability.

Our business historically has been that of a portfolio lender, which means that our profitability depends primarily on our ability to originate loans and collect interest and principal as it comes due. When loans become non-performing or their ultimate collection is in doubt, our income is adversely affected. Our provisions for loan and lease losses for the quarter ended June 30, 2008 and each of the four quarters of fiscal 2008 were $10.9 million, $21.8 million, $34 million, $35 million and $231.8 million, respectively. Reflecting the significant increase in non-accrual loans, our interest income over the same five quarters was $54.0 million, $83.9 million, $80.6 million, $74.9 million and $58.4 million, respectively. This has resulted in net losses being reported for each of the last four quarters. Our ability to return to profitability will significantly depend on the stabilization and subsequent successful resolution of the loan portfolio, the timing and certainty of which cannot be predicted and no assurance can be given that we will be successful in such efforts.

Our loan portfolio has suffered substantial deterioration during fiscal 2008 and a substantial portion of the portfolio currently consists of non-performing loans or is otherwise adversely classified. No assurance can be given that the portfolio will not experience further weakness or loss.

As a result of significant deterioration in economic conditions in our market area, our loan portfolio suffered substantial deterioration during fiscal 2008 and continued to deteriorate during the quarter ended June 30, 2008. Total classified assets, which comprise all loans classified as substandard, doubtful or loss, net of charge-offs, specific valuation allowances and committed but undisbursed loan balances, totaled $799.7 million at June 30, 2008. We had an additional $155.8 million of assets classified as “special mention.” At June 30, 2008, our non-accrual loans totaled $758.4 million, or 20.0% of gross loans and leases. No assurance can be given that additional loans will not be added to “classified” status or that existing classified loans will not migrate into lower classifications, resulting in additional provisions for loan losses.

Our construction loans are based upon estimates of costs and value associated with the completed project. These construction estimates could be inaccurate.

We originate construction loans for single family home construction as well as for income producing properties. At June 30, 2008 and March 31, 2008, construction loans totaled $1.15 billion and $1.33 billion, or 30% and 33% of gross loans receivable, respectively. Construction lending involves risks associated with the timely completion of the construction activities for their allotted costs and the time needed to stabilize income producing properties, sell residential tract developments or refinance the indebtedness.

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

During 2007, the housing market in the U.S. (particularly in California, where properties securing approximately 95% of our outstanding single-family residential mortgage loans are located) began to experience significant adverse trends, including accelerating price depreciation in some markets and rising delinquency and default rates. These conditions led to significant increases in loan delinquencies and credit losses in our mortgage portfolios and higher provisioning for loan losses which has adversely affected our earnings. A substantial majority of our mortgage loans are secured by real estate in Southern California. We expect that housing prices will experience significant further deterioration in 2008 with further adverse effects on our operating results, business and financial condition. Additionally, governmental conditions or natural disasters in Southern California would significantly increase the level of delinquencies and credit losses by eroding the value of loan collateral. Such events could also have an impact on our borrowers’ ability to make payments on their loans and decrease the level and duration of customer deposits. These events could also increase the amount of non-performing assets and have an adverse effect on our efforts to collect on non-performing loans or otherwise liquidate our non-performing assets on terms favorable to us. Increases in credit costs would reduce our earnings and adversely affect our capital position and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any shares of our common stock during the three months ended June 30, 2008.

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

PFF BANCORP, INC.

DATED: August 11, 2008	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy
President and Chief Executive Officer (Principal Executive Officer)

DATED: August 11, 2008	BY:	/s/ GREGORY C. TALBOTT
Gregory C. Talbott
Senior Executive Vice President, Chief Operating Officer/Chief Financial Officer and Treasurer
(Principal Financial Officer)