Form 10-Q
period 2008-09-30
PFF BANCORP INC
filed 2008-11-10
CIK 1004969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The registrant had 22,625,261 shares of common stock, par value $0.01 per share, outstanding as of October 31, 2008.

PFF BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2008	March 31, 2008
	(Dollars in thousands, except per share data)
Assets
Cash and equivalents	$141,452	47,357
Investment securities available-for-sale, at fair value	7,600	7,474
Mortgage-backed securities available-for-sale, at fair value	52,499	106,904
Loans held-for-sale, at lower of cost or market value	—	16,422
Loans and leases receivable, (net of allowances for loan and lease losses of $98,384 and $144,523 at September 30 and March 31, 2008, respectively)	3,312,478	3,701,195
Federal Home Loan Bank (FHLB) stock, at cost	60,623	36,417
Accrued interest receivable	13,934	15,063
Assets acquired through foreclosure, net	58,026	1,749
Property and equipment, net	57,304	59,301
Income taxes receivable	4,433	78,230
Prepaid expenses and other assets	15,312	32,340

Total assets	$3,723,661	4,102,452

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$2,380,249	3,198,095
FHLB advances and other borrowings	1,169,000	661,262
Junior subordinated debentures	87,630	87,630
Accrued expenses and other liabilities	40,597	31,078

Total liabilities	3,677,476	3,978,065

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 2,000,000 shares; issued and outstanding 1,000,000 shares at September 30, 2008.	10	—
Common stock, $.01 par value. Authorized 59,000,000 shares; issued 22,625,261 and 22,624,961 shares, outstanding 22,625,261 and 22,624,961 at September 30, and March 31, 2008, respectively	225	225
Additional paid-in capital	179,908	172,217
Accumulated deficit	(131,860)	(46,015)
Accumulated other comprehensive loss	(2,098)	(2,040)

Total stockholders’ equity	46,185	124,387

Total liabilities and stockholders’ equity	$3,723,661	4,102,452

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

(Dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans and leases receivable	$45,386	$77,912	$97,640	$158,737
Mortgage-backed securities	674	1,951	1,588	4,052
Investment securities and deposits	512	723	1,380	1,657

Total interest income	46,572	80,586	100,608	164,446

Interest expense:
Deposits	17,626	30,413	39,093	60,005
Borrowings	9,530	11,283	18,547	22,528

Total interest expense	27,156	41,696	57,640	82,533

Net interest income	19,416	38,890	42,968	81,913
Provision for loan and lease losses	62,000	34,000	72,931	55,800

Net interest income (loss) after provision for loan and lease losses	(42,584)	4,890	(29,963)	26,113

Non-interest income:
Deposit and related fees	4,029	3,744	7,812	7,476
Loan and servicing fees	193	352	435	773
Trust, investment and insurance fees	1,115	1,588	2,477	3,216
Gain (loss) on sale of loans, net	41	13	(3,419)	115
Loss on sale of securities, net	—	—	(268)	—
Impairment on mortgage-backed securities	(335)	—	(531)	—
Mark-to-market on interest rate swaps	(22)	(738)	734	(409)
Other non-interest income	55	481	245	972

Total non-interest income	5,076	5,440	7,485	12,143

Non-interest expense:
General and administrative:
Compensation and benefits	12,097	11,501	25,432	26,763
Occupancy and equipment	5,418	4,982	10,473	9,721
Marketing and professional services	4,588	3,429	13,289	6,504
Other general and administrative	5,613	4,049	11,305	7,909

Total general and administrative	27,716	23,961	60,499	50,897
Foreclosed asset operations, net	2,625	9	2,873	9

Total non-interest expense	30,341	23,970	63,372	50,906

Loss before income tax benefit	(67,849)	(13,640)	(85,850)	(12,650)
Income tax benefit	—	(6,093)	(5)	(5,659)

Net loss	$(67,849)	$(7,547)	$(85,845)	$(6,991)

Basic and diluted loss per share	$(3.00)	$(0.33)	$(3.80)	$(0.30)

Weighted average shares outstanding for basic and diluted loss per share calculation	22,620,672	22,878,751	22,611,689	23,378,987

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(67,849)	$(7,547)	$(85,845)	$(6,991)

Other comprehensive income (loss), net of income tax expense (benefit)
Change in unrealized gains (loss) on:
Investment securities available-for-sale, at fair value, net of income tax expense of $40 and $0 for three months ended September 30, 2008 and 2007, and $196 and $0 for six months ended September 30, 2008 and 2007, respectively	56	—	270	—
Mortgage-backed securities available-for-sale, at fair value, net of income tax expense (benefit) of $(122) and $592 for three months ended September 30, 2008 and 2007, and $153 and $(284) for six months ended September 30, 2008 and 2007, respectively	(169)	817	(211)	392
Reclassification of realized investment securities gains included in earnings (loss), net of income tax expense of $0 and $8 for six months ended September 30, 2008 and 2007, respectively	—	—	—	11
Reclassification of realized mortgage-backed securities gains (loss) included in earnings (loss), net of income tax expense (benefit) of $(101) and $1 for six months ended September 30, 2008 and 2007, respectively	—	—	(140)	1
Change in deferred tax valuation allowance	—	—	23	—

Other comprehensive income (loss)	(113)	817	(58)	404

Comprehensive loss	$(67,962)	$(6,730)	$(85,903)	$(6,587)

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Losses	Total
	Number of Shares	$	Number of Shares	$
	(Dollars in thousands, except share data)
Balance at March 31, 2008	22,624,961	$225	—	$—	$172,217	$(46,015)	$—	$(2,040)	$124,387
Net loss	—	—	—		—	(85,845)	—	—	(85,845)
Stock-based compensation plans expense	300	—	—		701	—	—	—	701
Issuance of preferred stock	—	—	1,000,000	10	6,990	—	—	—	7,000
Changes in unrealized losses on securities AFS, net	—	—	—		—	—	—	(58)	(58)

Balance at September 30, 2008	22,625,261	$225	1,000,000	$10	$179,908	$(131,860)	$—	$(2,098)	$46,185

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(85,845)	$(6,991)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums, net of discount accretion on loans, leases and securities	377	164
Dividends on FHLB stock	(1,309)	(1,086)
Provisions for losses on loans and leases	72,931	55,800
Decrease in provision for lines and letters of credit	(100)	—
Provision for losses on real estate	1,967	—
Impairment on investment securities	531	—
(Gain) loss on sales of loans, securities available-for-sale and property and equipment	3,761	(115)
Depreciation and amortization of property and equipment	3,246	3,048
Amortization of stock-based compensation	701	(681)
(Increase) decrease in market value on interest rate swaps	(734)	409
Amortization of deferred issuance cost on junior subordinated debt	40	40
Decrease in income tax receivable	73,879	—
Increase in accrued expenses and other liabilities	9,620	161
Decrease (increase) in prepaid expenses and other assets	24,345	(14,475)
Other, net	1,151	(3,705)

Net cash provided by operating activities	104,561	32,569

Cash flows from investing activities:
Net decrease in loans and leases	261,646	32,190
Principal payments on mortgage-backed securities available-for-sale	10,657	26,000
Principal payments on investment securities available-for-sale	3	1,464
Purchases of investment securities held-to-maturity	—	(5,802)
Purchases of mortgage-backed securities available-for-sale	—	(14,501)
Redemption (purchases) of FHLB stock, net	(22,897)	9,674
Proceeds from maturity of investment securities	100	30,700
Proceeds from sale of mortgage-backed securities available-for-sale	42,557	—
Proceeds from sale of real estate, property and equipment	1,831	—
Purchases of property and equipment	(1,255)	(7,487)

Net cash provided by investing activities	292,642	72,238

Cash flows from financing activities:
Net change in deposits	(817,846)	(20,849)
Proceeds from long-term FHLB advances and other borrowings	47,000	353,050
Repayment of long-term FHLB advances and other borrowings	(239,000)	(392,150)
Net change in short-term FHLB advances and other borrowings	699,738	(36,000)
Proceeds from issuance of preferred stock	7,000	—
Proceeds from issuance of junior subordinated debentures	—	30,000
Proceeds from exercise of stock options	—	29
Cash dividends	—	(8,781)
Stock option expense	—	42
Excess tax benefit from stock-based compensation arrangements	—	90
Purchases of treasury stock	—	(37,116)

Net cash used in financing activities	(303,108)	(111,685)

Net increase (decrease) in cash and cash equivalents	94,095	(6,878)
Cash and cash equivalents, beginning of period	47,357	59,587

Cash and cash equivalents, end of period	$141,452	$52,709

Supplemental information:
Interest paid	$56,408	$81,923
Income taxes paid	$—	$13,800
Non-cash investing and financing activities:
Net transfers from loans and leases receivable to assets acquired through foreclosure	$60,428	$902

See accompanying notes to the unaudited consolidated financial statements.

PFF BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As used throughout this Quarterly Report, the terms “we”, “our”, “us”, or the “Company” refer to PFF Bancorp, Inc. and its consolidated subsidiaries, the term “Bancorp” refers to PFF Bancorp, Inc. and the term “Bank” refers to PFF Bank & Trust.

(1)	Liquidity, Capital Adequacy and Going Concern Considerations

Due to the turmoil in the real estate industry during 2007 and 2008, we experienced a net loss of $225.4 million for the fiscal year ended March 31, 2008, due primarily to a $322.6 million provision for loan and lease losses. Events and publicity surrounding the losses for the fiscal year ended March 31, 2008, and the state of the banking industry in general, resulted in a $599.3 million net reduction in customer deposits during the three months ended June 30, 2008. During the quarter ended September 30, 2008, customer deposits decreased $218.5 million.

We have taken the following actions to enhance our liquidity and capital positions and progress through these challenging market conditions:

•

On June 13, 2008, the Company entered into an Agreement and Plan of Merger among the Bancorp, FBOP Corporation (“FBOP”), and California Madison Holdings, Inc. (the “Merger Agreement”), pursuant to which California Madison Holdings, Inc. will merge with and into the Bancorp and the Bancorp will become a wholly-owned subsidiary of FBOP (the “Merger”). Under the terms of the Merger Agreement, which was unanimously approved by the Company’s Board of Directors, and upon the consummation of the Merger, stockholders will receive $1.35 in cash for each share of the Company’s common stock held. In addition, FBOP agreed to immediately provide a secured, convertible loan to the Company in the amount of $7.0 million, the proceeds from which were downstreamed to the Bank in the form of a capital infusion on June 16, 2008, along with an additional $1.0 million of capital from the Bancorp. The convertible loan was converted into 1.0 million shares of preferred stock of the Bancorp on August 21, 2008. On September 25, 2008, the Merger was approved by the Company’s stockholders. The consummation of the Merger is subject to regulatory approvals and the satisfaction of other conditions set forth in the Merger Agreement. FBOP has notified the Company that it is working to extend the Federal Reserve approval of the Merger, and to obtain other regulatory approvals, and intends to consummate the Merger on or prior to December 31, 2008.

•

During the quarter ended June 30, 2008, the Bancorp downstreamed $3.5 million of capital to the Bank in addition to the $8.0 million noted above. An additional $1.0 million was downstreamed to the Bank on July 15, 2008, bringing the total amount of capital added to the Bank since March 31, 2008 to $12.5 million.

•	During January 2008, our Board of Directors suspended the cash dividend to stockholders.

•

In March 2008, we made a $1.4 million principal payment on our secured term loan with a commercial bank and in April 2008, we made a $4.0 million principal payment on such note, leaving an outstanding balance of $44.0 million as of September 30, 2008. Effective May 31, 2008, we entered into an amendment and waiver in connection with the loan which extended the maturity date from May 31, 2008 to June 16, 2008. In connection with the Merger Agreement, the maturity date of this debt was extended further to June 16, 2009.

•

In May and August, 2008 we deferred interest payments on our junior subordinated debentures, and may continue to defer these payments, as necessary. We have the contractual right to defer the payment of interest on this debt for up to twenty consecutive quarters.

•	Beginning in April 2008, we have significantly curtailed our loan originations resulting in a net decrease in loans and leases.

•	On April 30, 2008, we completed a sale of loans held by Diversified Builder Services, Inc. for $13.2 million.

•	On May 30, 2008, we completed a sale of commercial real estate and multi-family loans for $46.5 million.

•	On October 16, 2008, we completed a sale of commercial leases for $3.0 million.

•	We have pledged additional loans and investment securities collateral to the Federal Home Loan Bank (“FHLB”), increasing our borrowing capacity.

•

Following execution of the Merger Agreement, we entered into an agreement with California National Bank for an unsecured overnight borrowing line in the amount of $200 million, none of which has been utilized nor is presently expected to be utilized.

In addition, during the six months ended September 30, 2008, we received approximately $73.9 million in Federal and State income tax refunds.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from our inability to repay the outstanding principal balance of our debt. The lack of potential sources of liquidity, raise substantial doubt about our ability to continue as a going concern for the foreseeable future. While we currently expect to consummate the Merger in the fourth quarter of 2008, there can be no assurance that the Merger will close at such time or that the Merger will be consummated. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As a federally chartered savings institution, the Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and other federal banking authorities. Effective with the filing of our Thrift Financial Report on October 30, 2008 for the quarter ended September 30, 2008, the Bank was considered “undercapitalized” under OTS regulations. As a result, the Bank is subject to certain mandatory restrictions under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act, many of which the Bank was already subject to pursuant to OTS directive and the memorandum of understanding that the Bank entered into with the OTS in June 2008, such as limits on capital distributions and growth restrictions. In addition, as a result of its undercapitalized status, the Bank is no longer eligible to accept, renew or rollover any brokered deposit (of which the Bank has none of as of September 30, 2008) and is required to file with the OTS a capital restoration plan setting forth (i) the steps necessary for the Bank to become adequately capitalized, (ii) the levels of capital to be attained during each year the plan will be in effect and (iii) how the Bank plans to comply with the mandatory restrictions imposed under the Prompt Corrective Action provisions. The Company is required to guarantee the Bank’s implementation of a capital restoration plan, up to the lesser of (i) an amount equal to 5% of the Bank’s total assets at September 30, 2008, the date on which the Bank is deemed to have become undercapitalized (the Bank’s total assets as of such date were $3,715,433,000); or (ii) the amount which is necessary to bring the Bank into compliance with applicable capital standards if the Bank fails to comply with the capital restoration plan. Our primary plan for capital restoration is the consummation of the Merger. We plan to file our capital restoration plan with the OTS on or before November 14, 2008. The OTS generally notifies banks within 60 days after receiving a capital restoration plan whether the plan is acceptable or if it requires revisions. Failure to submit or implement an acceptable capital restoration plan will result in the Bank being subject to restrictions applicable to significantly undercapitalized institutions and may subject the Bank to supervisory and enforcement actions, including the appointment of a receiver.

The opinion of our independent registered public accountants on our audited financial statements included in our Form 10-K for fiscal year ended March 31, 2008 includes an explanatory paragraph relating to our ability to continue as a going concern.

(2)	Basis of Consolidation

The accompanying unaudited consolidated financial statements include the Bancorp and its wholly-owned subsidiaries the Bank, Glencrest Investment Advisors, Inc. (“Glencrest”), Diversified Builder Services, Inc. (“DBS”) and PFF Real Estate Services, Inc (“PRES”). Our business is conducted primarily through the Bank. The Bank’s subsidiaries include Pomona Financial Services, Inc. and Diversified Services, Inc. Glencrest has one subsidiary, Glencrest Insurance Services, Inc. The Bancorp owns 100% of the common stock of three unconsolidated special purpose business trusts “PFF Bancorp Capital Trust I”, “PFF Bancorp Capital Trust II” and “PFF Bancorp Capital Trust III” created for the purpose of issuing capital securities. All material intercompany balances and transactions have been eliminated in consolidation.

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation have been included. We have made certain reclassifications to the prior year’s consolidated financial statements to conform to the current presentation. The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year ending March 31, 2009.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended March 31, 2008.

(3)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157 “Fair Value Measurements” (“SFAS 157”), which provides a definition of fair value, guidance on the methods used to measure fair value and also expands financial statement disclosure requirements for fair value information. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). We adopted SFAS 157 on April 1, 2008. The adoption of SFAS 157 did not have a material impact on our unaudited consolidated financial statements. In February 2008, the FASB issued Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active” (“FSP 157-3”), which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 does not change existing generally accepted accounting principles. Rather, FSP 157-3 provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of SFAS 157. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not yet been issued. Therefore, it first applies to the Company’s September 30, 2008 interim and annual financial statements. The impact of adoption of FSP 157-3 was not material to the Company’s unaudited consolidated financial statements. See Note 6-Fair Value Measurements for fair value disclosures and further discussion.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 expands disclosure requirements for derivative instruments and hedging activities. The new disclosures will address how derivative instruments are used, how derivatives and the related hedged items are accounted for under SFAS 133, how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition, companies will be required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008.

(4)	Recent Developments

On June 13, 2008, we entered into a Memorandum of Understanding with the OTS. In part, the Memorandum of Understanding formally prevents us from incurring, renewing or rolling over any debt, formally limits our ability to make any payments on existing debt (principal, interest or fees of any kind) and prohibits us from declaring, making or paying any dividends without OTS approval. In addition, we must make all available cash or its equivalent and liquid assets available for infusion into the Bank, if and as directed by the OTS Regional Director. Additionally, we cannot add or replace any directors or senior executive officers or pay certain severance payments without Federal Deposit Insurance Corporation (“FDIC”) and/or OTS approval.

On September 25, 2008, the Merger Agreement was approved by the Company’s stockholders. The Company currently expects to consummate the Merger in the fourth quarter of 2008.

(5)	Loss Per Share

Loss per share is calculated on both a basic and diluted basis, excluding common shares in treasury. Basic loss per share is calculated by dividing net loss assigned to common stockholders by the weighted average common shares outstanding during the period. Diluted loss per share includes the potential dilution resulting from the assumed exercise of stock options, including the effect of shares exercisable under our stock-based payment plans.

For the three months ended September 30, 2008 and 2007, there was no difference between basic and diluted loss per share as the effect of zero and 116,467 shares applicable to options and stock awards was excluded from the computation of diluted loss per share due to anti-dilution.

	For the Three Months Ended September 30,
	2008			2007
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Net Loss	$(67,849)			$(7,547)
Basic and Diluted Loss Per Share
Loss assigned to common stockholders	(67,849)	22,620,672	$(3.00)	(7,547)	22,878,751	$(0.33)

For the six months ended September 30, 2008 and 2007, there was no difference between basic and diluted loss per share as the effect of 6,916 and 208,636 shares applicable to options and stock awards was excluded from the computation of diluted loss per share due to anti-dilution.

	For the Six Months Ended September 30,
	2008			2007
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
	(Dollars in thousands, except per share data)
Net Loss	$(85,845)			$(6,991)
Basic and Diluted Loss Per Share
Loss assigned to common stockholders	(85,845)	22,611,689	$(3.80)	(6,991)	23,378,987	$(0.30)

(6)	Fair Value Measurements

SFAS 157 establishes a hierarchy for measuring fair value under GAAP. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. Fair value is measured in levels, which are described in more detail below, and is determined based on the observability and reliability of the assumptions used to determine fair value.

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

Level 3: Valuation for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or broker traded transactions. These valuations incorporate certain significant assumptions and projections in determining the fair value assigned to such assets or liabilities.

The Company measures and reports available-for-sale securities, mortgage servicing rights, and interest rate swaps at fair value on a recurring basis. The following table shows the balances of these assets based on the SFAS 157 designated levels.

	At September 30, 2008
	(Dollars in thousands)
	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Mortgage-backed securities	$52,499	—	52,499	—
Investment securities	7,445	7,445
Other investments	150	—	—	150
Mortgage servicing rights	318	—	—	318
Interest rate swaps(1)	480	—	480	—

	$60,892	7,445	52,979	468

(1)	Reported in Accrued expenses and other liabilities in the Consolidated Balance Sheet.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Other Investments	Mortgage Servicing Rights
	(Dollars in thousands)
Balance at April 1, 2008	$150	$301
Total net gains (losses) for the quarter included in:
Net loss	—	—
Other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	17
Net transfers into/out of Level 3	—	—

Balance at September 30, 2008	$150	$318

Net unrealized losses included in net loss for the quarter relating to assets and liabilities held at September 30, 2008	$—	$—

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. During the three months ended September 30, 2008, we measured collateral dependent impaired loans and assets acquired through foreclosure (REO) at fair value. For these assets measured at fair value on a non-recurring basis during the three months ended September 30, 2008, the following table provides the assets’ SFAS 157 designated levels.

	At September 30, 2008
	(Dollars in thousands)
	Total	Level 1	Level 2	Level 3
Impaired loans(1)	$658,997	—	658,997	—
REO(2)	61,616	—	61,616	—

	$720,613	—	720,613	2,905

(1)	Represents the carrying value of impaired loans net of corresponding specific reserve in the allowance for loan losses.

(2)	Represents the carrying value and related losses of foreclosed real estate owned that were measured at fair value subsequent to their initial classification as foreclosed assets. Assets acquired through foreclosure of $58,026 in the unaudited Consolidated Balance Sheets are net of costs to sell.

(7)	Other Borrowings

On June 13, 2008, the Company entered into an amendment (the “Amendment”) of the agreement relating to its secured term loan with a commercial bank (the “Loan”). The Loan has a current outstanding principal balance of $44.0 million and is secured by a pledge of all of the capital stock of the Bank. The Amendment extended the maturity date of the note to June 16, 2009, removed the requirement to make prepayments, removed the requirement to maintain minimum regulatory capital ratios, consented to the Merger Agreement, removed as an event of default the receipt by the Bank or the Company of a formal regulatory directive and removed the requirement to pay a $440,000 success fee. As part of the extension, the lender granted FBOP the option to purchase the Loan from the lender at any time prior to June 16, 2009 and the lender has the right to cause FBOP to purchase the Loan in the event the Company fails to perform under the terms of the Loan. In the event FBOP purchases the Loan from the lender, FBOP is prohibited from exercising its rights to foreclose on the collateral until after December 16, 2008 except in some instances.

(8)	Derivative Hedging Activities

On September 30, 2004, we entered into an interest rate swap with a financial institution in the notional amount of $30.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from $30.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 6.08% and receive three month LIBOR plus 2.20% quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2009. We recognize all derivatives on the balance sheet at fair value based on dealer quotes. At September 30, 2008, this interest rate swap had a fair value of $(258,000) as compared to $487,000 at September 30, 2007. The periodic net settlement of this swap decreased non-interest income by $80,000 and $149,000 for the three and six months ended September 30, 2008, respectively, as compared to an increase of $128,000 and $245,000 for the three and six months ended September 30, 2007, respectively.

On September 16, 2005, we entered into an interest rate swap with a financial institution in the notional amount of $10.0 million for a period of five years. This interest rate swap was transacted concurrent with and for the purpose of hedging the cash outflows from a portion of an additional $25.0 million of variable rate junior subordinated debentures against increasing interest rates. The terms of the interest rate swap require us to pay a fixed rate of 5.98% and receive three month LIBOR plus 1.52% quarterly on dates which mirror those of the junior subordinated debentures through the termination of the interest rate swap on November 23, 2010. At September 30, 2008, this interest rate swap had a fair value of $(222,000) as compared to $75,000 at September 30, 2007. The periodic net settlement of this swap decreased non-interest income by $41,000 and $79,000 for the three and six months ended September 30, 2008, respectively, as compared to an increase of $27,000 and $52,000 for the three and six months ended September 30, 2007, respectively.

Hedge accounting is not applied and the change in fair value of both of these swaps is recorded in the Consolidated Statements of Loss.

(9)	Allowance For Loan And Lease Losses

At September 30, 2008, the allowance for loan and lease losses (“ALLL”) was $98.4 million or 2.88% of net loans and leases (loans and leases receivable, net plus allowance for loan and lease losses) compared to $144.5 million or 3.76% of net loans and leases at March 31, 2008. At September 30, 2008, approximately $70.7 million of our total ALLL is assigned to our construction and land loan portfolio. As a percentage of committed and disbursed balances on construction and land loans, this represents 6.95% and 7.97%, respectively, at September 30, 2008. The ALLL is maintained at an amount management considers adequate to cover probable losses on loans and leases receivable. While we use available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions, loss experience, changes in asset quality, and changes in portfolio composition. The determination of the adequacy of the ALLL is influenced to a significant degree by the evaluation of the loan and lease portfolio by our internal asset review (“IAR”) function. The IAR system is designed to promptly identify problem loans and leases and probable losses. As the percentage of our loan and lease portfolio comprised by the construction, commercial business, commercial real estate and consumer loans (the “Four-Cs”) increased, the IAR function became increasingly important not only for the timely and accurate identification of probable losses, but also to minimize our exposure to such losses through early intervention. Among the factors taken into account by the IAR function in identifying probable losses and determining the adequacy of the ALLL are the nature, level and severity of classified assets, historical loss experience adjusted for current economic conditions, and composition of the loan and lease portfolio by type. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to make additional provisions for loan and lease losses based upon information available at the time of the review. We will continue to monitor and modify our ALLL as economic conditions, loss experience, changes in asset quality, portfolio composition and other factors dictate.

The following table sets forth activity in our ALLL.

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning balance	$126,501	$60,510	$144,523	$46,315
Provision for loan losses	62,000	34,000	72,931	55,800
Charge-offs	(91,336)	(173)	(122,928)	(7,816)
Recoveries	1,219	54	3,858	92

Ending balance	$98,384	$94,391	$98,384	$94,391

The composition of the charge-offs during the three months ended September 30, 2008 was as follows: (i) residential construction and land of $80.4 million; (ii) one-to-four family residential properties of $1.3 million; (iii) commercial business loans of $7.9 million; and (iv) consumer loans of $1.7 million.

During the quarter ended September 30, 2008, construction and land loans with aggregate principal balances totaling $81.3 million were restructured in order to maximize the recovery of our investment in these properties. During the quarter ended September 30, 2008, we foreclosed on ninety two single family loans aggregating $29.9 million, one commercial real estate loan of $1.4 million and one construction loan of $925,000, recording $26.9 million of loan charge-offs, upon classification to assets acquired through foreclosure.

(10)	Non-Accrual Loans

Non-accrual loans were $723.1 million or 21.20% of net loans and leases (loans and leases receivable, net, plus allowance for loan and lease losses) at September 30, 2008 compared to $775.9 million or 20.18% of net loans and leases at March 31, 2008 and $227.7 million or 5.52% of net loans and leases at September 30, 2007.

During the three months ended September 30, 2008, loans totaling $132.0 million were placed on non-accrual, and loans totaling $4.2 million were restored to accrual status. Included in non-accrual loans at September 30, 2008 are $279.8 million in loans that are current or less than ninety days past due, but are exhibiting weaknesses in the underlying collateral or borrower strength and $546.0 million of loans are designated as non-accrual due to their status as troubled debt restructured loans. See “Trouble Debt Restructures” under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

(11)	Income Taxes

The effective tax benefit rate was zero and 44.7% for the three months ended September 30, 2008 and 2007, respectively. Income taxes for the three months ended September 30, 2008 were zero compared to a benefit of $6.1 million for the same period in 2007. For the six months ended September 30, 2008 and 2007, the effective tax benefit rate was zero and 44.7%, respectively. Income tax benefit for the six months ended September 30, 2008 and 2007 was $5,000 and $5.7 million, respectively. Income taxes were computed using the estimated effective tax benefit rate as required under Accounting Principles Board Opinion No.28 “Interim Financial Reporting”. The decrease in the effective tax benefit compared to the same period in the prior year was primarily attributable to increases in the valuation allowance against our net deferred tax asset offsetting any increases in the net deferred tax asset, resulting in a full valuation allowance offsetting our net deferred tax assets at September 30, 2008. A valuation allowance against all of our net deferred tax assets was initially recorded in the quarter ended March 31, 2008.

We anticipate no material changes in the amount of unrecognized tax benefits within the fiscal year and currently have no unrecognized tax benefits recorded on our balance sheet. It is our policy to record any penalties or interest arising from federal or state taxes as a component of income tax expense. There were no penalties related to income taxes included in the Consolidated Statements of Loss.

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

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in “Item 1-Financial Statements” of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 19, 2008.

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the three months ended September 30, 2008 and 2007. The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are generally derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$89,660	$389	1.72%	$13,075	$141	4.28%
Investment securities, net	7,227	81	4.48	9,883	112	4.50
Mortgage-backed securities, net	53,420	675	5.05	166,650	1,951	4.68
Loans and leases receivable, net	3,437,700	45,386	5.27	4,060,827	77,912	7.64
FHLB stock	60,200	41	0.27	38,073	470	4.90

Total interest-earning assets	3,648,207	46,572	5.10	4,288,508	80,586	7.48

Non-interest-earning assets	281,392			143,909

Total assets	$3,929,599			$4,432,417

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand accounts	$208,226	—	0.00	$270,177	—	0.00
Interest-bearing demand accounts	228,107	443	0.77	280,901	295	0.42
Savings accounts	103,251	178	0.68	129,140	180	0.55
Money market accounts	647,798	4,800	2.94	1,001,301	10,515	4.17
Certificate accounts	1,269,939	12,204	3.81	1,560,459	19,423	4.94

Total Deposits	2,457,321	17,625	2.85	3,241,978	30,413	3.72
FHLB advances and other borrowings	1,258,717	8,552	2.70	718,131	9,717	5.37
Junior subordinated debentures	87,630	979	4.47	87,630	1,566	7.15

Total interest-bearing liabilities	3,803,668	27,156	2.83	4,047,739	41,696	4.09

Non-interest-bearing liabilities	40,704			32,089

Total liabilities	3,844,372			4,079,828
Stockholders’ equity	85,227			352,589

Total liabilities and stockholders’ equity	$3,929,599			$4,432,417

Net interest income		$19,416			$38,890

Net interest spread			2.27			3.39
Net interest margin			2.13			3.63
Ratio of interest-earning assets to interest-bearing liabilities	95.91%			105.95%

Average Balance Sheets

The following table sets forth certain information relating to our average balances of assets, liabilities and equity for the six months ended September 30, 2008 and 2007. The yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are generally derived from average daily balances. The yields and costs include fees that are considered adjustments to yields.

	Six Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$49,518	$399	1.61%	$13,198	$299	4.52%
Investment securities, net	7,278	165	4.52	15,971	366	4.57
Mortgage-backed securities, net	63,422	1,588	5.01	172,458	4,052	4.70
Loans and leases receivable, net	3,530,380	97,640	5.53	4,071,833	158,737	7.79
FHLB stock	55,903	816	2.91	39,827	992	4.97

Total interest-earning assets	3,706,501	100,608	5.43	4,313,287	164,446	7.62

Non-interest-earning assets	358,450			158,095

Total assets	$4,064,951			$4,471,382

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing demand accounts	$221,886	—	0.00	$277,011	—	0.00
Interest-bearing demand accounts	242,032	845	0.70	291,994	609	0.42
Savings accounts	106,738	355	0.66	134,090	348	0.52
Money market accounts	700,200	10,042	2.86	989,578	20,475	4.13
Certificate accounts	1,391,880	27,851	3.99	1,554,352	38,573	4.95

Total Deposits	2,662,736	39,093	2.93	3,247,025	60,005	3.69
FHLB advances and other borrowings	1,175,085	16,557	2.81	734,644	19,906	5.40
Junior subordinated debentures	87,630	1,990	4.54	73,096	2,622	7.17

Total interest-bearing liabilities	3,925,451	57,640	2.93	4,054,765	82,533	4.06

Non-interest-bearing liabilities	38,645			31,702

Total liabilities	3,964,096			4,086,467
Stockholders’ equity	100,855			384,915

Total liabilities and stockholders’ equity	$4,064,951			$4,471,382

Net interest income		$42,968			$81,913

Net interest spread			2.50			3.56
Net interest margin			2.32			3.80
Ratio of interest-earning assets to interest-bearing liabilities	94.42%			106.38%

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

	Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007				Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$826	(84)	(494)	248	$823	(192)	(531)	100
Investment securities, net	(30)	(1)	—	(31)	(199)	(4)	2	(201)
Mortgage-backed securities, net	(1,326)	154	(104)	(1,276)	(2,569)	269	(164)	(2,464)
Loans receivable, net	(12,000)	(24,258)	3,732	(32,526)	(21,147)	(46,138)	6,188	(61,097)
FHLB stock	271	(442)	(258)	(429)	400	(411)	(165)	(176)

Total interest-earning assets	(12,259)	(24,631)	2,876	(34,014)	(22,692)	(46,476)	5,330	(63,838)

Interest-bearing liabilities:
Demand deposit accounts	(55)	251	(48)	148	(105)	416	(75)	236
Savings accounts	(36)	43	(9)	(2)	(70)	96	(19)	7
Money market accounts	(3,712)	(3,096)	1,093	(5,715)	(5,987)	(6,285)	1,839	(10,433)
Certificate accounts	(3,616)	(4,427)	824	(7,219)	(4,032)	(7,479)	789	(10,722)
FHLB advances and other borrowings	7,315	(4,830)	(3,650)	(1,165)	11,934	(9,556)	(5,727)	(3,349)
Junior subordinated debentures	—	(587)	—	(587)	523	(965)	(190)	(632)

Total interest-bearing liabilities	(104)	(12,646)	(1,790)	(14,540)	2,263	(23,773)	(3,383)	(24,893)

Change in net interest income	$(12,155)	(11,985)	4,666	(19,474)	$(24,955)	(22,703)	8,713	(38,945)

Critical Accounting Policies

Our management has established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended March 31, 2008 and there has not been any material change in those policies since that date, other than changes discussed in this Quarterly Report. Certain accounting policies require significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and these are considered to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying values of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods. The following represents critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of the consolidated financial statements:

•

Allowance for Loan and Lease Losses. For further information, see “Note 9 – Allowance for Loan and Lease Losses” to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, and “Item 1 - Business - Lending Activities - Allowance for Loan and Lease Losses”, “Item 1 - Business - Assets Acquired Through Foreclosure” and Note 6 to the consolidated financial statements in our March 31, 2008 Annual Report on Form 10-K.

•

Other-Than-Temporary Impairment. For further information, see “Item 1 - Business - Investment Activities” and Notes 3 and 4 to the consolidated financial statements in our March 31, 2008 Annual Report on Form 10-K.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Overview

The following discussion compares the results of operations for the three months ended September 30, 2008 with the corresponding period of 2007. This discussion should be read in conjunction with the consolidated financial statements and footnotes thereto included in this Quarterly Report.

We recorded a net loss of $67.8 million or $3.00 per diluted share for the three months ended September 30, 2008 compared to a net loss of $7.5 million or $0.33 per diluted share for the comparable period of 2007.

•

Net interest income declined $19.5 million to $19.4 million for the quarter ended September 30, 2008 from the same quarter of 2007. This was primarily attributable to an increase in non-accrual loans. Non-accrual loans were $723.1 million or 21.20% of net loans and leases (loans and leases receivable, net, plus allowance for loan and lease losses) at September 30, 2008 compared to $775.9 million or 20.18% of net loans and leases at March 31, 2008 and $227.7 million or 5.52% of net loans and leases at September 30, 2007.

•

The Four-Cs decreased $611.1 million or 24% to $1.91 billion at September 30, 2008 or 58%t of net loans and leases receivable compared to $2.52 billion or 63% of net loans and leases receivable at September 30, 2007. At September 30, 2008, our construction loan portfolio, net of undisbursed loans in process, included $670.1 million of residential construction and land loans and $217.5 million of commercial construction loans as compared to $868.1 million of residential construction and land loans and $219.5 million of commercial construction loans at March 31, 2008. Four-Cs originations totaled $81.2 million or 90% of total originations in the current quarter, compared to $259.9 million or 79% of total originations for the comparable period of the prior year.

•

Total deposits decreased $890.5 million between the quarters ended September 30, 2007 and 2008 to $2.38 billion at September 30, 2008. Certificates of deposit (“CDs”) decreased $360.5 million between the quarters ended September 30, 2007 and 2008 to $1.25 billion at September 30, 2008, while lower cost passbook, money market and demand deposits (“core deposits”) decreased $530.1 million to $1.13 billion at September 30, 2008.

At September 30, 2008, core deposits totaled $1.13 billion or 48% of total deposits, compared to $1.66 billion or 51% of total deposits at September 30, 2007. Non-interest-bearing demand deposits were $199.5 million or 8% of total deposits at September 30, 2008 compared to $274.7 million or 8% of total deposits at September 30, 2007.

•

FHLB advances and other borrowings increased $507.7 million during the six months ended September 30, 2008 to $1.17 billion. This was primarily due to the draw down of FHLB advances during the quarter ended June 30, 2008 in order to bolster our liquidity position in response to deposit outflows. At September 30, 2008, the Bank has fully drawn down its borrowing capacity from the FHLB.

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

Our net interest income totaled $19.4 million for the current quarter, down 50% or $19.5 million from $38.9 million for the quarter ended September 30, 2007, as net interest spread contracted 112 basis points to 2.27%. The decrease in net interest income and the contraction in net interest spread and margin was primarily attributable to the $495.4 million increase in non-accrual loans between September 30, 2007 and 2008 and the related non-recognition of interest income.

The average balance of total loans and leases receivable, net, decreased $623.1 million between the quarters ended September 30, 2007 and 2008. The average yield on loans and leases receivable, net decreased 237 basis points to 5.27% for the quarter ended September 30, 2008 as compared to the comparable period of the prior year. Loan and lease principal repayments totaled $298.6 million for the quarter ended September 30, 2008, compared to $442.5 million for the same period of 2007. Expressed as an annualized percentage of average loans and leases receivable, net, this represented 35% and 44% for the quarters ended September 30, 2008 and 2007, respectively. Premium amortization, net of discount accretion on the loan and lease portfolio for the quarters ended September 30, 2008 and 2007 was $103,000 and $89,000, respectively. Amortization of loan origination fees, net, including extension and late fees were $277,000 and $523,000, respectively for the quarter ended September 30, 2008 compared to $2.4 million and $1.7 million, respectively, for the comparable period of 2008. For the quarter ended September 30, 2008, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 9 basis points and 9 basis points, respectively, compared to 40 basis points and 38 basis points for the comparable period of 2007.

Our average cost of interest-bearing liabilities decreased 126 basis points between the quarters ended September 30, 2007 and 2008 to 2.83%. Our average cost of deposits decreased 87 basis points from the quarter ended September 30, 2007 to 2.85% for the quarter ended September 30, 2008, while our average cost of FHLB advances, other borrowings and junior subordinated debentures decreased 274 basis points to 2.82% over that same time period. The average balance of our deposit portfolio decreased $784.7 million between the quarters ended September 30, 2007 and 2008 to $2.46 billion for the quarter ended September 30, 2008. The average balance of certificate accounts decreased $290.5 million and the average balance of core deposits decreased $494.1 million.

Provision for Loan and Lease Losses

We recorded a $62.0 million provision for loan and lease losses for the quarter ended September 30, 2008 compared to a $34.0 million provision for the quarter ended September 30, 2007. The provision reflects increases in and downgrades to criticized or classified loans, primarily in the residential tract construction category that are experiencing slower than projected sales and/or increases in loan to value ratios arising from declines in residential home and land prices in our lending markets. The disbursed balance of assets classified “special mention” decreased $25.0 million while the disbursed balance of doubtful assets increased $10.3 million and the disbursed balance of substandard assets increased $512.5 million between September 30, 2007 and September 30, 2008, to $152.7 million, $10.3 million and $794.4 million, respectively, net of specific loss allowances of $34.0 million at September 30, 2007, and $64.1 million at September 30, 2008. While the provision has increased compared to the prior year, the allowance has decreased, as the result of charged-off loans which were $91.3 million for the three months ended September 30, 2008 as compared to $173,000 for the comparable period of the prior year, a reduction in the gross loan balance and a lower required GVA under our allowance methodology.

Included in the $723.1 million of non-accrual loans at September 30, 2008 are $279.8 million in loans that are current ($185.9 million) or less than 90 days past due ($93.9 million), but are exhibiting weaknesses in the underlying collateral or borrower strength. At September 30, 2008, our non-accrual loans are comprised principally of $348.3 million of single family construction loans, $17.1 million of multi-family construction loans, $47.8 million of commercial construction loans, $160.3 million of residential-lot-development loans, $45.5 million of unentitled land loans, $38.2 million of condominium conversion loans, $29.0 million of one-to-four family unit loans, $26.5 million in commercial loans and leases, $6.3 million of commercial real estate loans and $4.1 million in consumer loans. During the current quarter, we foreclosed eighty-four first-trust-deed non-owner occupied loans to a common borrower, aggregating $28.1 million, net of charge-offs of $8.3 million.

The following table sets forth the composition of our loan and lease delinquencies for 30-59 days and 60-89 days as of September 30, and March 31, 2008.

	September 30, 2008 (1)		March 31, 2008 (2)
Loan Category	30-59 days	60-89 days	30-59 days	60-89 days
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family (3)	$10,467	$8,256	$4,168	$8,925
Multi-family	—	570	—	—
Commercial real estate	830	—	3,515	1,417
Construction and land:
Unentitled land	—	—	—	—
Entitled land/developed lots	—	—	1,570	—
Residential construction:
Single family	—	—	5,983	—
Multi-family	—	—	—	—
Condominium conversion	—	7,307	—	—
Commercial construction	—	—	5,800	—
Commercial loans and leases	6,567	—	6,508	49
Consumer	2,829	310	3,386	97

	$20,693	$16,443	$30,930	$10,488

Delinquencies as a percentage of total loans	0.62%	0.50%	0.84%	0.28%

(1)	Excluding $185.9 million of 30-59 day delinquencies and $93.9 million of 60-89 day delinquencies which are on non-accrual status as shown in the following table.

(2)	Excluding $531.6 million of 30-59 days delinquencies and $76.8 million of 60-89 day delinquencies which are on non-accrual status as shown in the following table.

(3)	Includes loans held-for-sale.

Loans and leases 90 days or more delinquent totaling $443.3 million and $167.5 million as of September 30, and March 31, 2008, respectively, are included as a component of non-accrual loans.

The following tables set forth the composition of our consolidated loan and lease portfolio, Special Mention and Substandard assets and non-accrual loans as of September 30, and March 31, 2008.

At September 30, 2008

Loan Category	Committed Balance (1)	Disbursed Balance (2)	Special Mention		Substandard		Doubtful		Non-accrual (2)
			Committed Balance (1)	Disbursed Balance (2)	Committed Balance (1) (3) (5)	Disbursed Balance (2) (3) (5)	Committed Balance (1)	Disbursed Balance (2)
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family (4)	$1,330,948	1,330,948	20,059	20,059	74,386	74,386	—	—	29,015
Multi-family	167,138	167,138	1,378	1,378	—	—	—	—	—
Commercial real estate	497,016	497,016	8,897	8,897	17,653	17,653	—	—	6,348
Construction and land:
Unentitled Land	53,993	49,038	—	—	52,150	47,195	—	—	45,510
Entitled land/ developed lots	223,156	183,721	15,707	12,182	193,981	160,627	—	—	160,254
Residential construction:
Single Family	422,782	358,148	20,182	13,354	373,117	326,396	—	—	348,306
Multi-family	30,672	29,806	5,500	5,438	17,382	17,062	—	—	17,062
Condominium conversion	52,697	50,666	—	—	52,695	50,664	—	—	38,159
Commercial construction	234,927	216,234	33,501	31,990	71,154	68,968	—	—	47,750
Commercial loans and leases	145,625	145,625	58,751	58,751	24,830	24,830	10,262	10,262	26,542
Consumer	378,683	378,683	669	669	6,653	6,653	—	—	4,157

	3,537,637	3,407,023	164,644	152,718	884,001	794,434	10,262	10,262	723,103
Undisbursed construction loan funds	(130,614)	N/A
Deferred loan and lease origination fees, net	3,839	3,839
Allowance for loan and lease losses(6)	(98,384)	(98,384)

Total loans and leases, net	3,312,478	3,312,478
Less loans held-for-Sale	—	—

Loans and leases receivable, net	$3,312,478	3,312,478

(1)	Includes undisbursed construction loan funds.

(2)	Excludes undisbursed construction loan funds.

(3)	Balances have been reduced by amounts of specific valuation allowances.

(4)	Includes loans held-for-sale.

(5)	Includes $58.0 million of assets acquired through foreclosure at September 30, 2008, in substandard committed and disbursed balances, one-to-four family, commercial real estate and construction loans.

(6)	Allowance for loan and lease losses includes specific valuation allowances of $64.1 million.

At March 31, 2008

Loan Category	Committed Balance (1)	Disbursed Balance (2)	Special Mention		Substandard		Doubtful		Non-Accrual (2)
			Committed Balance (1) (3)	Disbursed Balance (2)(3)	Committed Balance (1) (3)	Disbursed Balance (2) (3)	Committed Balance (1)	Disbursed Balance (2)
	(Dollars in thousands)
Real estate loans:
Residential
One-to-four family(4)	$1,421,918	1,421,918	19,539	19,539	54,304	54,304	—	—	50,218
Multi-family	185,558	185,558	808	808	—	—	—	—	—
Commercial real estate	625,999	625,999	3,254	3,254	5,371	5,371	2,614	2,614	6,295
Construction and Land:
Unentitled land	62,191	55,393	5,290	4,469	46,610	41,450	—	—	49,717
Entitled land/ developed lots	298,220	248,476	72,920	49,298	181,717	160,575	546	546	140,911
Residential construction:
Single Family	597,692	479,055	64,766	44,705	471,145	383,481	—	—	428,707
Multi-family	34,734	30,696	5,500	4,706	21,475	20,977	—	—	20,977
Condominium conversion	65,372	62,595	6,825	6,437	45,386	43,949	—	—	40,464
Commercial construction	284,614	219,513	78,507	60,991	43,961	42,495	—	—	11,925
Commercial loans and leases	170,018	170,018	32,310	32,310	30,202	30,202	9,983	9,983	24,309
Consumer	359,846	359,846	97	97	3,161	3,161	—	—	2,386

	4,106,162	3,859,067	289,816	226,614	903,332	785,965	13,143	13,143	775,909
Undisbursed construction loan funds	(247,095)	N/A
Deferred loan and lease origination fees, net	3,073	3,073
Allowance for loan and lease losses (5)	(144,523)	(144,523)

Total loans and leases, net	3,717,617	3,717,617
Less loans held-for-sale	(16,422)	(16,422)

Loans and leases receivable, net	$3,701,195	3,701,195

(1)	Includes undisbursed construction loan funds.

(2)	Excludes undisbursed construction loan funds.

(3)	Balances have been reduced by amounts of specific valuation allowances.

(4)	Includes loans held-for-sale.

(5)	Allowance for loan and lease losses includes specific valuation allowances of $63.5 million.

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concession may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date.

As of September 30, 2008, our TDRs were comprised of 175 loans totaling $553.2 million, compared to $497.0 million at June 30, 2008 and $382.1 million as of March 31, 2008. During the quarter ended September 30, 2008, 34 loans totaling $120.6 million were added to TDR status and one loan totaling $1.8 million was upgraded from TDR status due to performance of such TDR. Of the total TDRs, $471.5 million or 68 loans are located in California, with $34.0 million or 7 loans located out of state, primarily in Nevada. The increase in TDRs was primarily due to restructuring loans, including loans extensions, necessitated by slow absorption resulting from the continuing downturn in the residential real estate market.

On a monthly basis, our Internal Asset Review Department (“IARD”) conducts independent evaluations of the credit risk and quality of our assets. During these evaluations, the IARD classifies assets according to the following grades: Pass 1; Pass 2; Pass 3; Pass 4; Special Mention; Substandard; Doubtful; and Loss. Substandard, Doubtful, and Loss assets are considered

“classified assets” for regulatory purposes. For further information, see “Item 1 - Business - Lending Activities – Delinquencies and Classified Assets” in Annual Report on Form 10-K for the year ended March 31, 2008. During the quarter ended September 30, 2008, a review of our loan portfolio resulted in a slight increase in Substandard assets, primarily as a result of credit weakness we are experiencing in the commercial residential construction and land segments of our loan portfolio. For further information, see “Comparison of Financial Condition at September 30, 2008 and March 31, 2008”.

Non-Interest Income

Total non-interest income decreased $364,000 between the quarters ended September 30, 2007 and 2008 to $5.1 million for the current quarter.

Deposit and Related Fees

Deposit and related fees increased 8% or $285,000 between the quarters ended September 30, 2007 and 2008 to $4.0 million for the quarter ended September 30, 2008. The increase is primarily related to monthly service charges, overdraft fees and automated teller machine fees. At September 30, 2008, we had 69,627 transaction accounts as compared to 72,674 at September 30, 2007.

Loan and Servicing Fees

Loan and servicing fees decreased $159,000 or 45% between the quarters ended September 30, 2007 and 2008 to $193,000 for the quarter ended September 30, 2008. This decrease was primarily attributable to lower disbursement fees on construction loans.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees decreased $473,000 or 30% to $1.1 million between the quarters ended September 30, 2007 and 2008. The decrease in fees is partially attributable to a decrease in market value of trust and investment assets under management or advisory by Glencrest and the Bank’s trust department to $559.8 million at September 30, 2008 compared to $760.8 million at September 30, 2007. These assets under management or advisory include $411.2 million managed or advised by Glencrest at September 30, 2008 compared to $620.6 million at September 30, 2007. The average annual fee per dollar of assets managed or advised was approximately 57 basis points for the quarter ended September 30, 2008 compared to 59 basis points for the comparable period of the prior year.

Gain (Loss) on Sale of Loans

In the quarter ended September 30, 2008, we recorded a gain of $41,000 on sales of $3.1 million of loans compared to a $13,000 gain on sale of $1.8 million of loans in the comparable quarter of the prior year.

Loss on Sale of Securities

There were no securities sold during the quarters ended September 30, 2008 and 2007.

Impairment on Mortgage-Backed Securities

As the Company could not assert the ability to hold investments until recovery, the unrealized loss was recognized through earnings. We recorded a $335,000 other than temporary impairment charge on mortgage-backed securities during the quarter ended September 30, 2008, compared to no impairment loss in the comparable quarter of the prior year.

Non-Interest Expense

Non-interest expense increased $6.4 million or 27% and general and administrative (“G&A”) expense increased $3.8 million or 16% between the quarters ended September 30, 2007 and 2008 to $30.3 million and $27.7 million, respectively, for the current quarter. The increase between the quarters ended September 30, 2007 and 2008 was primarily attributable to the following:

•	$2.7 million increase in legal and professional fees primarily related to the Merger.

•	$2.2 million increase in FDIC and OTS assessments.

•	$2.6 million increase in foreclosed asset operations expense primarily related to a $2.0 million additional reserve for losses on foreclosed assets.

The ratio of G&A expense to average assets was 2.82% for the quarter ended September 30, 2008 compared to 2.16% for the comparable period of 2007. Our efficiency ratio, which is defined as the ratio of our expenses to our revenues, was 113.16% for the current quarter compared to 54.05% for the comparable period of 2007, primarily attributable to the reduction in interest income due to the increase in non-accrual loans.

Income Taxes

Income tax expense and the effective tax benefit rate were zero for the quarter ended September 30, 2008 compared to income tax benefit and an effective tax benefit rate of $6.1 million and 44.7% for the quarter ended September 30, 2007. The decrease in the effective tax benefit rate was primarily attributable to increases in the valuation allowance against our net deferred tax asset. A valuation allowance offsetting our entire net deferred tax asset was initially recorded in the fourth quarter of fiscal 2008.

Comparison of Operating Results for the Six Months Ended September 30, 2008 and 2007

Overview

The following discussion compares the results of operations for the six months ended September 30, 2008 with the corresponding period of 2007. This discussion should be read in conjunction with the consolidated financial statements and footnotes thereto included in this Quarterly Report.

We recorded a net loss of $85.8 million or $3.80 per diluted share for the six months ended September 30, 2008 compared to a net loss of $7.0 million or $0.30 per diluted share for the comparable period of 2007.

Net Interest Income

Our net interest income totaled $43.0 million for the six months ended September 30, 2008, a decrease of $38.9 million or 48% from $81.9 million for the comparable period of 2007. The decrease in net interest income was primarily attributable to the $495.4 million increase in non-accrual loans between September 30, 2007 and 2008 and the related non-recognition of interest income during the six months ended September 30, 2008. Average interest-earning assets decreased $606.8 million and the net interest margin contracted 148 basis points to 2.32% for the six months ended September 30, 2008.

The average balance of total loans and leases receivable, net, decreased $541.5 million between the six months ended September 30, 2007 and 2008 to $3.53 billion. The average yield on loans and leases receivable, net decreased 226 basis points to 5.53% for the six months ended September 30, 2008 as compared to the comparable period of the prior year. Loan and lease principal repayments totaled $655.5 million for the six months ended September 30, 2008, compared to $953.3 million for the same period of 2007. Expressed as an annualized percentage of average loans and leases receivable, net, this represented 37% of the portfolio compared to 47% for the six months ended September 30 2007. Premium amortization, net of discount accretion on the loan and lease portfolio for the six months ended September 30, 2008 and 2007 was $358,000 and $180,000, respectively. Amortization of loan origination fees, net, including extension and late fees were $975,000 and $1.1 million, respectively, for the six months ended September 30, 2008 compared to $5.0 million and $3.6 million, respectively, for the comparable period of 2007. For the six months ended September 30, 2008, this fee amortization increased yield on average loans receivable, net, and yield on average interest-earning assets by 12 basis points and 12 basis points, respectively, compared to 43 basis points and 41 basis points for the comparable period of 2007.

Our average cost of interest-bearing liabilities decreased 113 basis points between the six months ended September 30, 2007 and 2008 to 2.93%. Our average cost of deposits decreased 76 basis points from the six months ended September 30, 2007 to 2.93% for the six months ended September 30, 2008, while our average cost of FHLB advances, other borrowings and junior subordinated debentures decreased 263 basis points to 2.93% over that same time period. The average balance of our deposit portfolio decreased $584.3 million to $2.66 billion or 68% of our average interest-bearing liabilities for the six months ended September 30, 2008 compared $3.25 billion or 80% for the comparable period of 2007.

Provision for Loan and Lease Losses

We recorded a $72.9 million provision for loan and lease losses for the six months ended September 30, 2008 compared to a $55.8 million provision for the comparable period of 2007. The provision reflects increases in and downgrades to criticized or classified loans, primarily in the residential tract construction category that are experiencing slower than projected sales and/or increases in loan to value ratios arising from declines in residential home and land prices in our lending markets. While the provision has increased compared to the prior year, the allowance has decreased, as the result of charged-off loans which were $122.9 million for the six months ended September 30, 2008 as compared to $7.8 million for the comparable period of the prior year, a reduction in the gross loan balance and a lower required GVA under our allowance methodology.

Non-Interest Income

Total non-interest income decreased $4.7 million between the six months ended September 30, 2007 and 2008 to $7.5 million.

Deposit and Related Fees

Deposit and related fees totaled $7.8 million for the six months ended September 30, 2008, an increase of $336,000 or 4% from the comparable period in 2007. Fee income associated with transaction accounts increased $265,000 between the six months ended September 30, 2007 and 2008 to $6.8 million.

Loan and Servicing Fees

Loan and servicing fees were $435,000 and $773,000 for the six months ended September 30, 2008 and 2007, respectively. The decrease was primarily attributable to lower disbursement and inspection fees on construction loans.

Trust, Investment and Insurance Fees

Trust, investment and insurance fees decreased $739,000 or 23% to $2.5 million between the six months ended September 30, 2007 and 2008, reflecting a decrease in assets under management or advisory.

Gain (Loss) on Sale of Loans

We experienced a $3.4 million loss on sale of loans during the six months ended September 30, 2008 compared to a $115,000 gain on sale of loans in the comparable period of 2007. The loss is primarily attributable to the sale of $49.8 million of commercial real estate and multi-family loans.

Loss on Sale of Securities

To supplement liquidity, we sold $42.4 million of mortgage-backed securities during the six months ended September 30, 2008, which generated a loss on sales of securities of $268,000. There were no securities sold during the six months ended September 30, 2007.

Impairment on Mortgage-Backed Securities

As the Company could not assert the ability to hold investments until recovery, the unrealized loss was recognized through earnings. We recorded a $531,000 other than temporary impairment charge on mortgage-backed securities during the six months ended September 30, 2008, compared to no impairment loss in the comparable period of the prior year.

Non-Interest Expense

Non-interest expense increased $12.5 million or 24% and G&A expense increased $9.6 million or 19% between the six months ended September 30, 2007 and 2008 to $63.4 million and $60.5 million, respectively. The increase was primarily attributable to the following:

•	$8.3 million increase in legal and professional fees primarily related to exploration of strategic alternatives and the Merger.

•	$3.3 million increase in FDIC and OTS assessments.

•	$2.9 million increase in foreclosed asset operations expense primarily due to the increase in foreclosed assets.

•	The above items were partially offset by a $1.7 million decrease in marketing expense.

The ratio of G&A expense to average assets was 2.98% on an annualized basis for the six months ended September 30, 2008 compared to 2.28% for the comparable period of 2007. Our efficiency ratio was 119.91% for the six months ended September 30, 2008 compared to 54.11% for the comparable period of 2007.

Income Taxes

Income tax benefit and the effective tax benefit rate were $5,000 and 0% for the six months ended September 30, 2008 compared to $5.7 million and 44.7% for the comparable period of 2007.

Comparison of Financial Condition at September 30, 2008 and March 31, 2008

Total assets were $3.72 billion at September 30, 2008 compared to $4.10 billion at March 31, 2008. Loans and leases receivable, net, totaled $3.31 billion at September 30, 2008, a $388.7 million decrease from $3.70 billion at March 31, 2008. The balance of our Four-Cs was $1.91 billion at September 30, 2008 as compared to $2.24 billion at March 31, 2008. These loan balances are shown net of undisbursed construction loan funds of $130.6 million and $247.1 million at September 30, 2008 and March 31, 2008, respectively. The reduction in the loan portfolio reflects a combination of the current market conditions which are not conducive to loan growth, as well as the Bank’s initiatives to bolster its capital ratios by reducing the loan portfolio.

Total liabilities were $3.68 billion at September 30, 2008, a decrease of $300.6 million from $3.98 billion at March 31, 2008. Deposits decreased $817.8 million to $2.38 billion or 65% of total liabilities at September 30, 2008 compared to $3.20 billion or 80% of total liabilities at March 31, 2008. The reduction in deposits was offset by a $525.0 million increase in FHLB advances which stood at $1.13 billion at September 30, 2008, compared to $600.0 million at March 31, 2008. Core deposits decreased $409.9 million to $1.13 billion and certificate of deposit accounts decreased $408.0 million during the past six months. At September 30, 2008, non-interest bearing demand deposits were $199.5 million or 8% of total deposits compared to $263.1 million or 8% of total deposits at March 31, 2008.

Total stockholders’ equity decreased $78.2 million to $46.2 million at September 30, 2008 compared to $124.4 million at March 31, 2008. The decrease in total stockholders’ equity was comprised principally of a net loss of $85.8 million. In August 2008, we converted the $7.0 million convertible loan from FBOP to 1.0 million shares of preferred stock.

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

The OTS does not impose a statutory liquidity requirement, but rather a policy, consistent with that of the other Federal banking regulatory agencies, that liquidity be maintained at a level which provides for safe and sound banking practices and financial flexibility. The Bank’s internal policy is to maintain cash, readily marketable debt securities with final maturities of one year or less and unused borrowing capacity at the FHLB and the Federal Reserve Bank at least equal to 15% of all transaction account balances and certificates of deposit maturing within one year (our “defined liquidity ratio”). At September 30, 2008, the Bank’s defined liquidity ratio was 12.5% and the Bank’s average defined liquidity ratio for the three months ended September 30, 2008 was 15.02%. In determining the adequacy of liquidity and borrowing capacity, we also consider large customer deposit concentrations, particularly with respect to core deposits, which provide immediate withdrawal opportunity. At September 30, 2008, our largest core deposit relationship was $4.7 million and our ten largest core deposit relationships aggregated $34.3 million. As an additional component of liquidity management, we seek to maintain sufficient mortgage loan and securities collateral at the FHLB to enable us to immediately borrow an amount equal to at least 5% of the Bank’s total assets. At September 30, 2008, the Bank had fully drawn down its borrowing capacity from the FHLB. Contributing to this reduction in borrowing capacity below the Bank’s target floor was the Bank’s draw down of FHLB advances in order to increase cash and equivalents. At September 30, 2008, the Company had cash and cash equivalents of $141.5 million. Additionally, the Bank has the capability to borrow funds from the Federal Reserve Bank discount window. As of September 30, 2008, our borrowing capacity at the Federal Reserve Bank was approximately $18.5 million. In addition, the Company entered into an agreement with California National Bank for an unsecured overnight borrowings line in the amount of $200 million, none of which has been utilized. The Bancorp’s sources of liquidity are more limited than those of the Bank as the Bancorp does not have access to either deposits or FHLB advances.

Our strategy is to manage liquidity by investing excess cash flows in higher yielding interest-earning assets, such as loans, leases and securities, or paying down FHLB advances and other borrowings, depending on market conditions. Conversely, if the need for funds is not met through deposits and cash flows from loans, leases and securities, we initiate FHLB advances and other borrowings or, if necessary and of economic benefit, sell loans and/or securities. Only when no other alternatives exist will we constrain loan and lease originations as a means of addressing a liquidity shortfall. We have found it necessary to constrain loan and lease originations at the Bank due to liquidity considerations arising from the outflows of deposits noted earlier. That constraint has contributed to the $388.7 million decrease in loans and leases receivable, net from March 31, 2008 to September 30, 2008.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.

Net cash provided by operating activities was $104.6 million for the six months ended September 30, 2008 compared to $32.6 million for the comparable period of the prior year. The increase in net cash provided by operating activities is primarily due to receipt of an income tax refund reflected as a decrease in income tax receivable.

Investing activities consist primarily of disbursements for loan and lease originations, purchases of loans, leases and securities, offset by principal collections on loans, leases and securities and, to a lesser degree, proceeds from the sale of securities. The levels of cash flows from investing activities are influenced by the general level of interest rates.

Net cash provided by investing activities was $292.6 million for the six months ended September 30, 2008 compared to $72.2 million for the comparable period of 2007. The increase in net cash provided by investing activities for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 was attributable principally to a net increase of $229.5 million in the change in loan and leases due to lower originations, an increase of $42.6 million in the proceeds from sale of mortgage-backed securities, partially offset by a decrease of $32.6 million related to a net increase in FHLB stock due to greater use of FHLB advances.

Cash flows used in financing activities were $303.1 million for the six months ended September 30, 2008 compared to $111.7 million for the comparable period of 2007. Financing activities consist primarily of net activity in deposit accounts and FHLB advances and other borrowings. Net deposits decreased $817.8 million for the six months ended September 30, 2008 compared to a decrease of $20.9 million for the comparable period of 2007. During the six months ended September 30, 2008, we increased our use of FHLB advances and other borrowings by $507.7 million, net, compared to a decrease of $75.1 million, net, for the comparable period of 2007.

At September 30, 2008, the Bank was considered “under capitalized” under OTS regulation. Tangible capital at September 30, 2008 was $168.3 million, or 4.53% of adjusted total assets, which is above the required level of $55.7 million, or 1.5% to be considered “adequately capitalized”; core capital at September 30, 2008 was $168.3 million, or 4.53% of adjusted total assets, which is above the required level of $148.5 million, or 4.0% to be considered “adequately capitalized”; and total risk-based capital at September 30, 2008 was $202.5 million, or 6.72% of risk-weighted assets, which is under the required level of $241.0 million, or 8.0% to be considered “adequately capitalized”. During the six months ended September 30, 2008, the Bancorp made $12.5 million in capital contributions to the Bank.

We did not repurchase any shares during the six months ended September 30, 2008. At September 30, 2008, 865,835 shares remain under a 1.0 million share repurchase authorization adopted by our Board of Directors on July 25, 2007.

Contractual Obligations

We currently have no material contractual obligations or commitments for capital expenditures. At September 30, 2008, we had outstanding commitments to originate loans of $16.7 million compared to $188.6 million at September 30, 2007. We did not have outstanding commitments to purchase loans at September 30, 2008 and 2007. Standby letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. At September 30, 2008 and 2007, we had standby letters of credit of $12.7 million and $24.8 million, respectively. We anticipate that we will have sufficient funds available to meet our commitments. Certificate accounts that are scheduled to mature in less than one year from September 30, 2008 totaled $1.16 billion.

Housing Market Outlook

The financial services sector of the United States economy, including the Inland Empire (San Bernardino and Riverside counties) of Southern California, continues to undergo a changing and declining economic environment including excess inventory of new homes and residential lots, resulting in part from an over reliance by home buyers on sub-prime and non-traditional lending products. Over the past 18 months, with the tightening of credit standards there has been an imbalance between the number of homes available for sale and the demand from qualified borrowers, creating downward pressure on home prices and lot values. Until this excess inventory problem is resolved through the passage of time and easing of home prices, we expect the financial services industry to continue to experience earnings pressure. Over the long term, we believe the continued population growth in the Inland Empire and the affordability of housing relative to other areas of Southern California will provide a solid foundation for the Inland Empire real estate market to rebound and prosper. In response to the current challenging operating environment, we have and will continue to revise our credit risk policies and monitoring including revising the limits on credit exposure by geographical region, product type and borrower. We are focusing significant resources on remedying the non-accrual loan problem we face through restructuring and renegotiating loan terms in order to maximize recovery of our investment during these challenging times.

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

We believe there have been no material changes to our qualitative and quantitative disclosures of market risk (consisting primarily of interest rate risk) during the three months ended September 30, 2008, from those which are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended March 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective, as of September 30, 2008. Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of September 30, 2008, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As we reported in our Annual Report on Form 10-K for the year ended March 31, 2008, our management identified material weaknesses in our internal control over financial reporting as of March 31, 2008. For a discussion of the preliminary actions that management has deemed necessary to address these material weaknesses, see “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2008. We made the following changes to strengthen our internal control over financial reporting during the three months ended June 30, 2008 and continued with these changes in the quarter ended September 30, 2008.

•	The Internal Asset Review Department staff added two full-time loan review analysts. In addition, a consultant was added who has extensive regulatory credit review experience.

•	The scope of the IAR reviews has been significantly expanded.

•

The Chief Risk Officer has been added as a non-voting member of the Company’s Management Loan Committee (“MLC”) and provides grading input upon origination of all loans presented to the committee, which includes all loans exceeding $1.0 million. All construction/land loan modifications exceeding $1.0 million are provided to IAR for grading reviews prior to submission to the MLC. Any Major Loan Extension on loans exceeding $1.0 million regardless of pre-approval conditions now requires MLC action. The extension form has been updated to include a matrix used in determining the grading.

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

•

The Major Loan Department Change of Grade Report, which is submitted to the loan officer, Major Loan Manager, Chief Lending Officer and IAR when a change is determined necessary for all major construction loans, was updated to include a matrix to help evaluate risk characteristics and determine the appropriate grade. The form is signed by the loan officer and Major Loan Manager, and was updated to include the Chief Lending Officer and the date forwarded to IAR.

•

The Major Loan Department has weekly work out task force meetings to discuss problem or potential problem credits. Loan officers are encouraged to discuss any credits where weaknesses are starting to appear. The Major Loan Data Base memorializes action to be taken on these credits.

Except as described above, there was no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

PFF BANCORP, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings.

On June 18, 2008, an alleged stockholder of the Bancorp filed a purported class action lawsuit in Los Angeles Superior Court against us, our board of directors (which includes one of our officers), and FBOP. Among other things, this action alleges that the individual defendants breached their fiduciary duties and obligations to our stockholders by agreeing to the Merger. The complaint primarily seeks to enjoin the Merger, as well as other ancillary remedies. While the Company believes that the action has no merit, on September 16, 2008, the parties entered into a Stipulation of Settlement to resolve the case on a class-wide basis that is subject to Court approval and is not expected to delay the Merger. At a hearing on October 8, 2008, the Court granted preliminary approval of the settlement. The Court will hold a hearing for final approval of the settlement on December 15, 2008. The proposed settlement will not have a material effect on the financial position or results of operations of the Company.

On August 12, 2008, a purported class action was filed in the United States District Court for the Central District of California against the Bancorp, the Bank, the Administrative Committee of the PFF Bank & Trust Employee Stock Ownership Plan (the “ESOP”), the Employee Compensation and Benefits Committee, and current and former directors, officers and employees of Bancorp and the Bank. The complaint asserts claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and seeks to recover alleged losses incurred by certain employee stock plans and stock plan participants and beneficiaries of these plans arising out of their investment in Bancorp’s stock. The complaint also seeks equitable relief under ERISA. In addition, on September 17, 2008, a related purported class action complaint was filed in the United States District Court for the Central District of California by another alleged participant in the plans against the Bancorp, the Bank, the Administrative Committee of the ESOP, the Employee Compensation and Benefits Committee, and other current and former directors, officers and employees of Bancorp and the Bank seeking similar relief. The plaintiffs in these cases have filed a motion to consolidate the two actions, and appoint co-lead plaintiffs to the proposed consolidated action. The Court has set a date for January 26, 2009 to hear the motion for consolidation. Because of the procedural posture of these two actions, defendants have not yet responded to either complaint. Neither complaint seeks to enjoin or otherwise affect the Merger. We dispute the allegations in the complaints and intend to vigorously defend the matters. At this early stage in the actions, it is not possible to determine whether the outcome of either case will have a material effect on the financial position or results of operations of the Company.

Certain other lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us as of the date this Quarterly Report was filed with the Securities and Exchange Commission, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our liquidity, consolidated financial position and/or results of operations.

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

The following risk factors have been updated from the risk factors previously disclosed in “Part I. Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants in their audit report for fiscal year 2008 have expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. We believe our ability to continue as a going concern is dependent upon the consummation of the Merger. While we currently expect to consummate the Merger in the fourth quarter of 2008, there can be no assurance that the Merger will close at such time or that the Merger will be consummated at all. The lack of other potential sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

We have reported substantial net losses during each of the last six fiscal quarters. No assurance can be given as to when or if we will return to profitability.

Our business historically has been that of a portfolio lender, which means that our profitability depends primarily on our ability to originate loans and collect interest and principal as it comes due. When loans become non-performing or their ultimate collection is in doubt, our income is adversely affected. Our provisions for loan and lease losses for the quarters ended September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007 were $62.0 million, $10.9 million, $21.8 million and $34.0 million, respectively. Reflecting the significant increase in non-accrual loans, our interest income over the same four quarters was $46.6 million, $54.0 million, $83.9 million and $80.6 million, respectively. This has resulted in net losses being reported for each of the last six quarters. Our ability to return to profitability will significantly depend on the stabilization and subsequent successful resolution of our loan portfolio, the timing and certainty of which cannot be predicted and no assurance can be given that we will be successful in such efforts.

Our loan portfolio has suffered substantial deterioration during fiscal year 2008 and fiscal year 2009 to date and a substantial portion of the portfolio currently consists of non-performing loans or is otherwise adversely classified. No assurance can be given that the portfolio will not experience further weakness or loss.

As a result of significant deterioration in economic conditions in our market area, our loan portfolio suffered substantial deterioration during fiscal year 2008 and continued to deteriorate during the six months ended September 30, 2008. Total classified assets, which comprise all loans classified as substandard, doubtful or loss, net of charge-offs, specific valuation allowances and committed but undisbursed loan balances, totaled $804.7 million at September 30, 2008. We had an additional $152.7 million of assets classified as “special mention.” At September 30, 2008, our non-accrual loans totaled $723.1 million, or 20.44% of gross loans and leases. No assurance can be given that additional loans will not be added to “classified” status or that existing classified loans will not migrate into lower classifications, which would result in additional provisions for loan losses.

Our construction loans are based upon estimates of costs and value associated with the completed project. These construction estimates could be inaccurate, which could affect our ability to fully collect on such loans.

We have historically originated construction loans for single family home construction as well as for income producing properties. At September 30, 2008 and March 31, 2008, construction loans totaled $1.02 billion and $1.33 billion, or 29% and 33% of gross loans receivable, respectively. Construction lending involves risks associated with the timely completion of the construction activities for their allotted costs and the time needed to stabilize income producing properties, sell residential tract developments or refinance the indebtedness.

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

Our business and earnings are highly sensitive to general business and economic conditions. These conditions include the strength of the U.S. economy and more specifically, the local economies in Southern California and, in particular, the strength of national and local job markets, the level of interest rates, the slope of the yield curve, the level of inflation, the value of the U.S. dollar as compared to foreign currencies and fluctuations in the level or the volatility in debt, equity and housing markets. Changes in these conditions may adversely affect our business and earnings.

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

We did not repurchase any shares of our common stock during the three months ended September 30, 2008.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On September 25, 2008, the Company held a special meeting of stockholders at which the stockholders considered and voted upon proposals to (1) adopt the Agreement and Plan of Merger, dated as of June 13, 2008, by and among the Company, FBOP and California Madison Holdings, Inc. and (2) to transact such other business that may have properly come before the special meeting or any adjournment or postponement thereof.

Each of the proposals set forth above passed with the votes as set forth in the following table.

	Number of Votes For	Number of Votes Against	Number of Votes Abstaining
Proposal 1	18,208,139	1,274,566	102,090
Proposal 2	18,116,401	1,192,240	275,756

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

PFF BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFF BANCORP, INC.

DATED: November 10, 2008	BY:	/s/ KEVIN MCCARTHY
Kevin McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

DATED: November 10, 2008	BY:	/s/ GREGORY C. TALBOTT
Gregory C. Talbott
Senior Executive Vice President,
Chief Operating Officer/Chief Financial Officer and Treasurer
(Principal Financial Officer)